Form 10-Q
period 2021-09-30
SEMPRA ENERGY; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2021-11-05
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		September 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

Sempra Energy	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on November 1, 2021:

Sempra Energy	319,337,462 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

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

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

2019 GRC FD	final decision in the California Utilities’ 2019 General Rate Case
AB	California Assembly Bill
AFUDC	allowance for funds used during construction
AMP	Arrearage Management Payment Plan
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2020
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASR	accelerated share repurchase
ASU	Accounting Standards Update
Bechtel	Bechtel Oil, Gas and Chemicals, Inc.
Blade	Blade Energy Partners
bps	basis points
CalGEM	California Geologic Energy Management Division
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company, collectively
Cameron LNG JV	Cameron LNG Holdings, LLC
CCM	cost of capital adjustment mechanism
CENACE	Centro Nacional de Control de Energía (Mexico’s National Energy Control Center)
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
Chilquinta Energía	Chilquinta Energía S.A. and its subsidiaries
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
Eletrans	Eletrans S.A., Eletrans II S.A. and Eletrans III S.A., collectively
EPC	engineering, procurement and construction
EPS	earnings (losses) per common share
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ESJ	Energía Sierra Juárez, S. de R.L. de C.V.
ETR	effective income tax rate
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
Gazprom	Gazprom Marketing & Trading México S. de R.L. de C.V.
GRC	General Rate Case
HMRC	Her Majesty’s Revenue and Customs (United Kingdom’s Revenue and Customs Department)
IEnova	Infraestructura Energética Nova, S.A.B. de C.V., renamed Infraestructura Energética Nova, S.A.P.I. de C.V. on November 1, 2021
IMG JV	Infraestructura Marina del Golfo
IOU	investor-owned utility
ISO	Independent System Operator

GLOSSARY (CONTINUED)

JV	joint venture
KKR	KKR Pinnacle Investor L.P. (as successor-in-interest to KKR Pinnacle Aggregator L.P.), an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas
LPG	liquid petroleum gas
Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mexican Stock Exchange	Bolsa Mexicana de Valores, S.A.B. de C.V., or BMV
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
OIR	Order Instituting a Rulemaking
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
OSC	Order to Show Cause
PG&E	Pacific Gas and Electric Company
PP&E	property, plant and equipment
PPA	power purchase agreement
PSEP	Pipeline Safety Enhancement Plan
PUCT	Public Utility Commission of Texas
PXiSE	PXiSE Energy Solutions, LLC
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
ROE	return on equity
ROU	right-of-use
RSU	restricted stock unit
S&P	S&P Global Ratings
Saavi Energía	Saavi Energía S. de R.L. de C.V.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
Sempra	Sempra Energy doing business as Sempra, together with its consolidated entities unless otherwise stated or indicated by the context
Sempra Global	holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation, renamed Sempra Infrastructure Partners on September 30, 2021
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	Sempra’s 6% mandatory convertible preferred stock, series A

GLOSSARY (CONTINUED)

series B preferred stock	Sempra’s 6.75% mandatory convertible preferred stock, series B
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
Shell Mexico	Shell México Gas Natural, S. de R.L. de C.V.
SoCalGas	Southern California Gas Company
SONGS	San Onofre Nuclear Generating Station
Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG JV	TAG Norte Holding, S. de R.L. de C.V.
TdM	Termoeléctrica de Mexicali
Technip Energies	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V.
Tecnored	Tecnored S.A.
Tecsur	Tecsur S.A.
TO4	Electric Transmission Owner Formula Rate, effective through May 31, 2019
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TTI	Texas Transmission Investment LLC
U.S. GAAP	generally accepted accounting principles in the United States of America
VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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
Factors, among others, that could cause actual results and events to differ materially from those described in any forward-looking statements include risks and uncertainties relating to:
▪California wildfires, including the risks that we may be found liable for damages regardless of fault and that we may not be able to recover costs from insurance, the Wildfire Fund or in rates from customers
▪decisions, investigations, regulations, issuances or revocations of permits and other authorizations, renewals of franchises, and other actions by (i) the CPUC, CRE, DOE, FERC, PUCT, and other regulatory and governmental bodies and (ii) states, counties, cities and other jurisdictions in the U.S., Mexico and other countries in which we do business
▪the success of business development efforts, construction projects and acquisitions and divestitures, including risks in (i) the ability to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) the ability to realize anticipated benefits from any of these efforts if completed, and (iv) obtaining the consent or approval of partners or other third parties, including governmental entities
▪the resolution of civil and criminal litigation, regulatory inquiries, investigations and proceedings, and arbitrations, including those related to the Leak
▪changes to laws, including proposed changes to the Mexican constitution that could materially limit access to the electric generation market and changes to Mexico’s trade rules that could materially limit our ability to import and export hydrocarbons
▪failure of foreign governments and state-owned entities to honor their contracts and commitments and property disputes
▪actions by credit rating agencies to downgrade our credit ratings or to place those ratings on negative outlook and our ability to borrow on favorable terms and meet our substantial debt service obligations
▪the impact of energy and climate goals, policies, legislation and rulemaking, including actions to reduce or eliminate reliance on natural gas generally and any deterioration of or increased uncertainty in the political or regulatory environment for California natural gas distribution companies
▪the pace of the development and adoption of new technologies in the energy sector, including those designed to support governmental and private party energy and climate goals, and our ability to timely and economically incorporate them into our business
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, acts of terrorism, information system outages or other events that disrupt our operations, damage our facilities and systems, cause the release of harmful materials, cause fires or subject us to liability for property damage or personal injuries, fines and penalties, some of which may not be covered by insurance, may be disputed by insurers or may otherwise not be recoverable through regulatory mechanisms or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power and natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid or limitations on the withdrawal of natural gas from storage facilities
▪the impact of the COVID-19 pandemic, including potential vaccination mandates, on capital projects, regulatory approvals and the execution of our operations
▪cybersecurity threats to the energy grid, storage and pipeline infrastructure, information and systems used to operate our businesses, and confidentiality of our proprietary information and personal information of our customers and employees, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business
▪the impact at SDG&E on competitive customer rates and reliability due to the growth in distributed and local power generation, including from departing retail load resulting from customers transferring to Direct Access and Community Choice Aggregation, and the risk of nonrecovery for stranded assets and contractual obligations

▪Oncor’s ability to eliminate or reduce its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪volatility in foreign currency exchange, inflation and interest rates and commodity prices and our ability to effectively hedge these risks and with respect to interest rates, the impact on the California Utilities’ cost of capital
▪changes in tax and trade policies, laws and regulations, including tariffs and revisions to international trade agreements that may increase our costs, reduce our competitiveness, or impair our ability to resolve trade disputes
▪other uncertainties, some of which may be difficult to predict and are beyond our control
We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)
REVENUES
Utilities	$2,560	$2,301	$7,839	$7,199
Energy-related businesses	453	343	1,174	1,000
Total revenues	3,013	2,644	9,013	8,199

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(282)	(114)	(892)	(582)
Cost of electric fuel and purchased power	(312)	(429)	(828)	(918)
Energy-related businesses cost of sales	(220)	(90)	(448)	(200)
Operation and maintenance	(1,073)	(1,018)	(3,098)	(2,767)
Aliso Canyon litigation and regulatory matters	(1,571)	(27)	(1,571)	(127)
Depreciation and amortization	(471)	(418)	(1,376)	(1,242)
Franchise fees and other taxes	(151)	(139)	(442)	(397)
Other (expense) income, net	(55)	29	52	(163)
Interest income	16	27	50	76
Interest expense	(259)	(264)	(776)	(818)
(Loss) income from continuing operations before income taxes and equity earnings	(1,365)	201	(316)	1,061
Income tax benefit (expense)	342	(99)	45	(60)
Equity earnings	391	326	1,022	822
(Loss) income from continuing operations, net of income tax	(632)	428	751	1,823
(Loss) income from discontinued operations, net of income tax	—	(7)	—	1,850
Net (loss) income	(632)	421	751	3,673
Earnings attributable to noncontrolling interests	(5)	(22)	(48)	(201)
Preferred dividends	(11)	(48)	(52)	(121)
Preferred dividends of subsidiary	—	—	(1)	(1)
(Losses) earnings attributable to common shares	$(648)	$351	$650	$3,350

Basic EPS:
(Losses) earnings from continuing operations	$(2.03)	$1.23	$2.10	$5.17
(Losses) earnings from discontinued operations	$—	$(0.02)	$—	$6.31
(Losses) earnings	$(2.03)	$1.21	$2.10	$11.48
Weighted-average common shares outstanding	319,144	289,490	309,350	291,771

Diluted EPS:
(Losses) earnings from continuing operations	$(2.03)	$1.23	$2.09	$5.15
(Losses) earnings from discontinued operations	$—	$(0.02)	$—	$6.28
(Losses) earnings	$(2.03)	$1.21	$2.09	$11.43
Weighted-average common shares outstanding	319,144	290,582	310,854	292,935
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended September 30, 2021 and 2020
2021:
Net (loss) income	$(979)	$342	$(637)	$5	$(632)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	—	(4)	(2)	(6)
Financial instruments	38	(9)	29	—	29
Pension and other postretirement benefits	(7)	2	(5)	—	(5)
Total other comprehensive income (loss)	27	(7)	20	(2)	18
Comprehensive (loss) income	$(952)	$335	$(617)	$3	$(614)
2020:
Net income	$489	$(90)	$399	$22	$421
Other comprehensive income (loss):
Foreign currency translation adjustments	9	—	9	(1)	8
Financial instruments	36	(16)	20	5	25
Pension and other postretirement benefits	6	(1)	5	—	5
Total other comprehensive income	51	(17)	34	4	38
Comprehensive income	$540	$(107)	$433	$26	$459

	Nine months ended September 30, 2021 and 2020
2021:
Net income	$658	$45	$703	$48	$751
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	—	(4)	(2)	(6)
Financial instruments	145	(36)	109	9	118
Pension and other postretirement benefits	11	(2)	9	—	9
Total other comprehensive income	152	(38)	114	7	121
Comprehensive income	810	7	817	55	872
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$809	$7	$816	$55	$871
2020:
Net income	$4,718	$(1,246)	$3,472	$201	$3,673
Other comprehensive income (loss):
Foreign currency translation adjustments	533	—	533	(16)	517
Financial instruments	(167)	41	(126)	(9)	(135)
Pension and other postretirement benefits	27	(3)	24	—	24
Total other comprehensive income (loss)	393	38	431	(25)	406
Comprehensive income	5,111	(1,208)	3,903	176	4,079
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$5,110	$(1,208)	$3,902	$176	$4,078
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2021	2020(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$873	$960
Restricted cash	31	22
Accounts receivable – trade, net	1,416	1,578
Accounts receivable – other, net	470	403
Due from unconsolidated affiliates	30	20
Income taxes receivable	93	113
Inventories	371	308
Regulatory assets	290	190
Greenhouse gas allowances	546	553
Other current assets	473	364
Total current assets	4,593	4,511

Other assets:
Restricted cash	3	3
Due from unconsolidated affiliates	684	780
Regulatory assets	2,280	1,822
Nuclear decommissioning trusts	1,003	1,019
Investment in Oncor Holdings	12,475	12,440
Other investments	1,483	1,388
Goodwill	1,602	1,602
Other intangible assets	376	202
Dedicated assets in support of certain benefit plans	539	512
Insurance receivable for Aliso Canyon costs	414	445
Deferred income taxes	151	136
Greenhouse gas allowances	356	101
Right-of-use assets – operating leases	499	543
Wildfire fund	342	363
Other long-term assets	914	753
Total other assets	23,121	22,109

Property, plant and equipment:
Property, plant and equipment	57,474	53,928
Less accumulated depreciation and amortization	(14,716)	(13,925)
Property, plant and equipment, net	42,758	40,003
Total assets	$70,472	$66,623
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2021	2020(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,068	$885
Accounts payable – trade	1,400	1,359
Accounts payable – other	179	154
Due to unconsolidated affiliates	42	45
Dividends and interest payable	592	551
Accrued compensation and benefits	454	446
Regulatory liabilities	515	140
Current portion of long-term debt and finance leases	2,994	1,540
Reserve for Aliso Canyon costs	1,962	150
Greenhouse gas obligations	546	553
Other current liabilities	1,192	1,016
Total current liabilities	12,944	6,839

Long-term debt and finance leases	20,042	21,781

Deferred credits and other liabilities:
Due to unconsolidated affiliates	286	234
Pension and other postretirement benefit plan obligations, net of plan assets	964	1,059
Deferred income taxes	2,882	2,871
Regulatory liabilities	3,378	3,372
Reserve for Aliso Canyon costs	14	301
Greenhouse gas obligations	190	—
Asset retirement obligations	3,187	3,113
Deferred credits and other	1,981	2,119
Total deferred credits and other liabilities	12,882	13,069

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized):
Mandatory convertible preferred stock, series A (17.25 million shares outstanding at December 31, 2020)	—	1,693
Mandatory convertible preferred stock, series B (5.75 million shares outstanding at December 31, 2020)	—	565
Preferred stock, series C (0.9 million shares outstanding)	889	889
Common stock (750 million shares authorized; 319 million and 288 million shares outstanding at September 30, 2021 and December 31, 2020, respectively; no par value)	10,791	7,053
Retained earnings	13,292	13,673
Accumulated other comprehensive income (loss)	(418)	(500)
Total Sempra Energy shareholders’ equity	24,554	23,373
Preferred stock of subsidiary	20	20
Other noncontrolling interests	30	1,541
Total equity	24,604	24,934
Total liabilities and equity	$70,472	$66,623
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$751	$3,673
Less: Income from discontinued operations, net of income tax	—	(1,850)
Income from continuing operations, net of income tax	751	1,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,376	1,242
Deferred income taxes and investment tax credits	(159)	(12)
Equity earnings	(1,022)	(822)
Foreign currency transaction losses, net	10	95
Share-based compensation expense	48	57
Fixed-price contracts and other derivatives	338	25
Other	70	107
Reserve for Aliso Canyon costs	1,525	259
Net change in other working capital components	(186)	(396)
Distributions from investments	727	429
Insurance receivable for Aliso Canyon costs	31	(165)
Changes in other noncurrent assets and liabilities, net	(528)	38
Net cash provided by continuing operations	2,981	2,680
Net cash used in discontinued operations	—	(1,051)
Net cash provided by operating activities	2,981	1,629

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(3,606)	(3,313)
Expenditures for investments and acquisitions	(216)	(229)
Proceeds from sale of assets	—	22
Distributions from investments	365	761
Purchases of nuclear decommissioning trust assets	(729)	(1,091)
Proceeds from sales of nuclear decommissioning trust assets	729	1,091
Advances to unconsolidated affiliates	(8)	(32)
Repayments of advances to unconsolidated affiliates	—	7
Other	9	13
Net cash used in continuing operations	(3,456)	(2,771)
Net cash provided by discontinued operations	—	5,186
Net cash (used in) provided by investing activities	(3,456)	2,415
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Nine months ended September 30,
	2021	2020
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	$(981)	$(872)
Preferred dividends paid	(77)	(107)
Issuances of preferred stock	—	890
Issuances of common stock	5	10
Repurchases of common stock	(39)	(565)
Issuances of debt (maturities greater than 90 days)	1,992	5,934
Payments on debt (maturities greater than 90 days) and finance leases	(2,315)	(4,387)
Increase (decrease) in short-term debt, net	1,999	(1,871)
Advances from unconsolidated affiliates	40	64
Proceeds from sales of noncontrolling interests	7	—
Purchases of noncontrolling interests	(221)	(178)
Other	(13)	(29)
Net cash provided by (used in) continuing operations	397	(1,111)
Net cash provided by discontinued operations	—	401
Net cash provided by (used in) financing activities	397	(710)

Effect of exchange rate changes in continuing operations	—	(2)
Effect of exchange rate changes in discontinued operations	—	(3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(5)

(Decrease) increase in cash, cash equivalents and restricted cash, including discontinued operations	(78)	3,329
Cash, cash equivalents and restricted cash, including discontinued operations, January 1	985	217
Cash, cash equivalents and restricted cash, including discontinued operations, September 30	$907	$3,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$741	$781
Income tax payments, including discontinued operations, net of refunds	101	1,376

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in Cameron LNG JV investment for guarantee	$22	$—
Accrued capital expenditures	572	460
Increase in ARO for investment in PP&E, net	33	—
Increase in finance lease obligations for investment in PP&E	35	72
Derecognized PP&E for net investment in sales-type lease	44	—
Issuance of common stock in exchange for NCI and related AOCI	1,373	—
Contribution to Cameron LNG JV	—	50
Distribution from Cameron LNG JV	—	50
Distribution from Oncor Holdings	8	—
Equitization of long-term debt for deficit held by NCI	—	22
Conversion of mandatory convertible preferred stock	2,258	—
Preferred dividends declared but not paid	22	50
Common dividends issued in stock	—	23
Common dividends declared but not paid	351	301
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended September 30, 2021
Balance at June 30, 2021	$1,454	$10,150	$14,291	$(444)	$25,451	$241	$25,692

Net (loss) income			(637)		(637)	5	(632)
Other comprehensive income (loss)				20	20	(2)	18

Share-based compensation expense		14			14		14
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($1.10/share)			(351)		(351)		(351)
Conversion of series B preferred stock	(565)	565			—		—
Repurchases of common stock		(1)			(1)		(1)
Noncontrolling interest activities:
Purchases		63		6	69	(194)	(125)
Balance at September 30, 2021	$889	$10,791	$13,292	$(418)	$24,554	$50	$24,604

	Three months ended September 30, 2020
Balance at June 30, 2020	$3,147	$7,490	$13,511	$(542)	$23,606	$1,780	$25,386

Net income			399		399	22	421
Other comprehensive income				34	34	4	38

Share-based compensation expense		19			19		19
Dividends declared:
Series A preferred stock ($1.50/share)			(26)		(26)		(26)
Series B preferred stock ($1.68/share)			(10)		(10)		(10)
Series C preferred stock ($14.08/share)			(12)		(12)		(12)
Common stock ($1.05/share)			(302)		(302)		(302)
Repurchases of common stock		(501)			(501)		(501)
Noncontrolling interest activities:
Purchases		26		(5)	21	(178)	(157)
Balance at September 30, 2020	$3,147	$7,034	$13,560	$(513)	$23,228	$1,628	$24,856
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Nine months ended September 30, 2021
Balance at December 31, 2020	$3,147	$7,053	$13,673	$(500)	$23,373	$1,561	$24,934

Net income			703		703	48	751
Other comprehensive income				114	114	7	121

Share-based compensation expense		48			48		48
Dividends declared:
Series B preferred stock ($3.38/share)			(19)		(19)		(19)
Series C preferred stock ($36.57/share)			(33)		(33)		(33)
Common stock ($3.30/share)			(1,031)		(1,031)		(1,031)
Preferred dividends of subsidiary			(1)		(1)		(1)
Conversion of series A preferred stock	(1,693)	1,693			—		—
Conversion of series B preferred stock	(565)	565			—		—
Issuances of common stock		5			5		5
Repurchases of common stock		(39)			(39)		(39)
Noncontrolling interest activities:
Purchases		1,462		(32)	1,430	(1,567)	(137)
Sales		4			4	1	5
Balance at September 30, 2021	$889	$10,791	$13,292	$(418)	$24,554	$50	$24,604

	Nine months ended September 30, 2020
Balance at December 31, 2019	$2,258	$7,480	$11,130	$(939)	$19,929	$1,876	$21,805
Adoption of ASU 2016-13			(7)		(7)	(2)	(9)
Adjusted balance at December 31, 2019	2,258	7,480	11,123	(939)	19,922	1,874	21,796

Net income			3,472		3,472	201	3,673
Other comprehensive income (loss)				431	431	(25)	406

Share-based compensation expense		57			57		57
Dividends declared:
Series A preferred stock ($4.50/share)			(78)		(78)		(78)
Series B preferred stock ($5.06/share)			(29)		(29)		(29)
Series C preferred stock ($15.71/share)			(14)		(14)		(14)
Common stock ($3.14/share)			(913)		(913)		(913)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuance of series C preferred stock	889				889		889
Issuances of common stock		33			33		33
Repurchases of common stock		(565)			(565)		(565)
Noncontrolling interest activities:
Distributions						(1)	(1)
Purchases		29		(5)	24	(208)	(184)
Acquisition						1	1
Equitization of long-term debt for deficit held by NCI						22	22
Deconsolidation						(236)	(236)
Balance at September 30, 2020	$3,147	$7,034	$13,560	$(513)	$23,228	$1,628	$24,856
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)
Operating revenues
Electric	$1,307	$1,338	$3,534	$3,478
Natural gas	157	134	585	498
Total operating revenues	1,464	1,472	4,119	3,976
Operating expenses
Cost of electric fuel and purchased power	324	430	869	921
Cost of natural gas	37	27	159	118
Operation and maintenance	389	414	1,152	1,050
Depreciation and amortization	226	200	659	598
Franchise fees and other taxes	93	86	264	237
Total operating expenses	1,069	1,157	3,103	2,924
Operating income	395	315	1,016	1,052
Other income (expense), net	4	(2)	61	47
Interest income	—	1	1	2
Interest expense	(104)	(103)	(307)	(307)
Income before income taxes	295	211	771	794
Income tax expense	(90)	(33)	(168)	(161)
Net income/Earnings attributable to common shares	$205	$178	$603	$633
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2021 and 2020
2021:
Net income	$295	$(90)	$205
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$296	$(90)	$206
2020:
Net income/Comprehensive income	$211	$(33)	$178

	Nine months ended September 30, 2021 and 2020
2021:
Net income	$771	$(168)	$603
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$772	$(168)	$604
2020:
Net income	$794	$(161)	$633
Other comprehensive income (loss):
Pension and other postretirement benefits	5	(1)	4
Total other comprehensive income	5	(1)	4
Comprehensive income	$799	$(162)	$637
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2021	2020(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$239	$262
Accounts receivable – trade, net	642	573
Accounts receivable – other, net	96	143
Due from unconsolidated affiliates	1	—
Income taxes receivable, net	18	—
Inventories	112	104
Prepaid expenses	197	153
Regulatory assets	253	174
Fixed-price contracts and other derivatives	73	56
Greenhouse gas allowances	113	113
Other current assets	4	22
Total current assets	1,748	1,600

Other assets:
Regulatory assets	751	534
Nuclear decommissioning trusts	1,003	1,019
Greenhouse gas allowances	83	83
Right-of-use assets – operating leases	82	102
Wildfire fund	342	363
Other long-term assets	213	189
Total other assets	2,474	2,290

Property, plant and equipment:
Property, plant and equipment	25,824	24,436
Less accumulated depreciation and amortization	(6,263)	(6,015)
Property, plant and equipment, net	19,561	18,421
Total assets	$23,783	$22,311
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2021	2020(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$375	$—
Accounts payable	602	553
Due to unconsolidated affiliates	61	64
Interest payable	74	46
Accrued compensation and benefits	138	135
Accrued franchise fees	59	56
Regulatory liabilities	53	61
Current portion of long-term debt and finance leases	48	611
Customer deposits	33	56
Greenhouse gas obligations	113	113
Asset retirement obligations	130	117
Other current liabilities	233	199
Total current liabilities	1,919	2,011

Long-term debt and finance leases	7,587	6,866

Deferred credits and other liabilities:
Pension obligation, net of plan assets	61	92
Deferred income taxes	2,203	2,019
Deferred investment tax credits	13	13
Regulatory liabilities	2,311	2,195
Greenhouse gas obligations	30	—
Asset retirement obligations	744	759
Deferred credits and other	581	626
Total deferred credits and other liabilities	5,943	5,704

Commitments and contingencies (Note 11)

Shareholder's equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660
Retained earnings	6,683	6,080
Accumulated other comprehensive income (loss)	(9)	(10)
Total shareholder’s equity	8,334	7,730
Total liabilities and shareholder's equity	$23,783	$22,311
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$603	$633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	659	598
Deferred income taxes and investment tax credits	133	36
Other	(1)	13
Net change in working capital components	(187)	(184)
Changes in noncurrent assets and liabilities, net	(183)	(113)
Net cash provided by operating activities	1,024	983

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,560)	(1,323)
Purchases of nuclear decommissioning trust assets	(729)	(1,091)
Proceeds from sales of nuclear decommissioning trust assets	729	1,091
Other	7	8
Net cash used in investing activities	(1,553)	(1,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	—	(200)
Issuances of debt (maturities greater than 90 days)	1,120	1,598
Payments on debt (maturities greater than 90 days) and finance leases	(606)	(252)
Decrease in short-term debt, net	—	(80)
Debt issuance costs	(8)	(11)
Net cash provided by financing activities	506	1,055

(Decrease) increase in cash and cash equivalents	(23)	723
Cash and cash equivalents, January 1	262	10
Cash and cash equivalents, September 30	$239	$733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$275	$276
Income tax payments, net of refunds	64	20

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$217	$184
Increase in ARO for investment in PP&E	18	—
Increase in finance lease obligations for investment in PP&E	23	26
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
	(unaudited)
	Three months ended September 30, 2021
Balance at June 30, 2021	$1,660	$6,478	$(10)	$8,128

Net income		205		205
Other comprehensive income			1	1

Balance at September 30, 2021	$1,660	$6,683	$(9)	$8,334

	Three months ended September 30, 2020
Balance at June 30, 2020	$1,660	$5,711	$(12)	$7,359

Net income		178		178

Balance at September 30, 2020	$1,660	$5,889	$(12)	$7,537

	Nine months ended September 30, 2021
Balance at December 31, 2020	$1,660	$6,080	$(10)	$7,730

Net income		603		603
Other comprehensive income			1	1

Balance at September 30, 2021	$1,660	$6,683	$(9)	$8,334

	Nine months ended September 30, 2020
Balance at December 31, 2019	$1,660	$5,456	$(16)	$7,100

Net income		633		633
Other comprehensive income			4	4

Common stock dividends declared ($1.72/share)		(200)		(200)
Balance at September 30, 2020	$1,660	$5,889	$(12)	$7,537
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)

Operating revenues	$1,106	$842	$3,738	$3,247
Operating expenses
Cost of natural gas	240	92	736	476
Operation and maintenance	546	494	1,574	1,399
Aliso Canyon litigation and regulatory matters	1,571	27	1,571	127
Depreciation and amortization	180	165	533	486
Franchise fees and other taxes	54	48	163	142
Total operating expenses	2,591	826	4,577	2,630
Operating (loss) income	(1,485)	16	(839)	617
Other (expense) income, net	(39)	(7)	(2)	21
Interest income	—	—	—	2
Interest expense	(39)	(39)	(118)	(119)
(Loss) income before income taxes	(1,563)	(30)	(959)	521
Income tax benefit (expense)	437	6	335	(95)
Net (loss) income	(1,126)	(24)	(624)	426
Preferred dividends	—	—	(1)	(1)
(Losses) earnings attributable to common shares	$(1,126)	$(24)	$(625)	$425
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2021 and 2020
2021:
Net loss	$(1,563)	$437	$(1,126)
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive loss	$(1,562)	$437	$(1,125)
2020:
Net loss/Comprehensive loss	$(30)	$6	$(24)

	Nine months ended September 30, 2021 and 2020
2021:
Net loss	$(959)	$335	$(624)
Other comprehensive income (loss):
Pension and other postretirement benefits	2	—	2
Total other comprehensive income	2	—	2
Comprehensive loss	$(957)	$335	$(622)
2020:
Net income	$521	$(95)	$426
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$522	$(95)	$427
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2021	2020(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226	$4
Accounts receivable – trade, net	462	786
Accounts receivable – other, net	86	64
Due from unconsolidated affiliates	11	22
Income taxes receivable, net	16	—
Inventories	168	153
Regulatory assets	37	16
Greenhouse gas allowances	384	390
Other current assets	62	47
Total current assets	1,452	1,482

Other assets:
Regulatory assets	1,449	1,208
Insurance receivable for Aliso Canyon costs	414	445
Greenhouse gas allowances	262	9
Right-of-use assets – operating leases	61	74
Other long-term assets	575	499
Total other assets	2,761	2,235

Property, plant and equipment:
Property, plant and equipment	22,445	21,180
Less accumulated depreciation and amortization	(6,739)	(6,437)
Property, plant and equipment, net	15,706	14,743
Total assets	$19,919	$18,460
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2021	2020(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$113
Accounts payable – trade	488	600
Accounts payable – other	133	122
Due to unconsolidated affiliates	45	31
Accrued compensation and benefits	203	189
Regulatory liabilities	462	79
Current portion of long-term debt and finance leases	10	10
Customer deposits	15	48
Reserve for Aliso Canyon costs	1,962	150
Greenhouse gas obligations	384	390
Asset retirement obligations	58	59
Other current liabilities	310	291
Total current liabilities	4,070	2,082

Long-term debt and finance leases	4,769	4,763

Deferred credits and other liabilities:
Pension obligation, net of plan assets	784	853
Deferred income taxes	1,032	1,406
Deferred investment tax credits	7	8
Regulatory liabilities	1,067	1,177
Reserve for Aliso Canyon costs	14	301
Greenhouse gas obligations	140	—
Asset retirement obligations	2,377	2,309
Deferred credits and other	413	417
Total deferred credits and other liabilities	5,834	6,471

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	1,666	866
Retained earnings	3,587	4,287
Accumulated other comprehensive income (loss)	(29)	(31)
Total shareholders’ equity	5,246	5,144
Total liabilities and shareholders’ equity	$19,919	$18,460
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(624)	$426
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	533	486
Deferred income taxes and investment tax credits	(467)	(38)
Other	47	42
Reserve for Aliso Canyon costs	1,525	259
Net change in other working capital components	385	254
Insurance receivable for Aliso Canyon costs	31	(165)
Changes in other noncurrent assets and liabilities, net	(393)	124
Net cash provided by operating activities	1,037	1,388

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,417)	(1,345)
Net cash used in investing activities	(1,417)	(1,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(75)	(50)
Preferred dividends paid	(1)	(1)
Equity contribution from Sempra Energy	800	—
Issuances of debt (maturities greater than 90 days)	—	949
Payments on finance leases	(9)	(9)
Decrease in short-term debt, net	(113)	(630)
Debt issuance costs	—	(8)
Net cash provided by financing activities	602	251

Increase in cash and cash equivalents	222	294
Cash and cash equivalents, January 1	4	10
Cash and cash equivalents, September 30	$226	$304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$119	$114
Income tax payments, net of refunds	170	1

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$205	$146
Increase in finance lease obligations for investment in PP&E	12	46
Common dividends declared but not paid	—	50
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended September 30, 2021
Balance at June 30, 2021	$22	$866	$4,713	$(30)	$5,571

Net loss			(1,126)		(1,126)
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.38/share)			—		—
Equity contribution from Sempra Energy		800			800
Balance at September 30, 2021	$22	$1,666	$3,587	$(29)	$5,246

	Three months ended September 30, 2020
Balance at June 30, 2020	$22	$866	$4,282	$(22)	$5,148

Net loss			(24)		(24)

Dividends declared:
Preferred stock ($0.38/share)			—		—
Common stock ($0.55/share)			(50)		(50)
Balance at September 30, 2020	$22	$866	$4,208	$(22)	$5,074

	Nine months ended September 30, 2021
Balance at December 31, 2020	$22	$866	$4,287	$(31)	$5,144

Net loss			(624)		(624)
Other comprehensive income				2	2

Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Common stock ($0.82/share)			(75)		(75)
Equity contribution from Sempra Energy		800			800
Balance at September 30, 2021	$22	$1,666	$3,587	$(29)	$5,246

	Nine months ended September 30, 2020
Balance at December 31, 2019	$22	$866	$3,883	$(23)	$4,748

Net income			426		426
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Common stock ($1.10/share)			(100)		(100)
Balance at September 30, 2020	$22	$866	$4,208	$(22)	$5,074
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
BASIS OF PRESENTATION
This is a combined report of Sempra, SDG&E and SoCalGas. We provide separate information for SDG&E and SoCalGas as required. References in this report to “we,” “our,” “us” and “Sempra” are to Sempra and its consolidated entities, collectively, unless otherwise stated or indicated by the context. We refer to SDG&E and SoCalGas collectively as the California Utilities. Sempra Infrastructure Partners (formerly Sempra Global) is the holding company for our subsidiaries that are not subject to California or Texas utility regulation. We have eliminated intercompany accounts and transactions within the consolidated financial statements of each reporting entity.
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
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim-period-reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after September 30, 2021 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.
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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$873	$960
Restricted cash, current	31	22
Restricted cash, noncurrent	3	3
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$907	$985

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
In connection with the COVID-19 pandemic, the California Utilities implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for all customers (except for SoCalGas’ noncore customers), waiving late payment fees, and offering flexible payment plans. Such measures ended on June 30, 2021, except for the suspension of service disconnections that ended on September 30, 2021. At the CPUC’s direction, the California Utilities have started to automatically enroll residential and small business customers with past-due balances in long-term repayment plans. The CPUC is continuing to consider the impacts of any state or federal relief programs on customer arrearages and if further debt relief is warranted.

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

TRADE AND OTHER ACCOUNTS RECEIVABLE – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2021	2020
Sempra:
Allowances for credit losses at January 1	$138	$29
Incremental allowance upon adoption of ASU 2016-13	—	1
Provisions for expected credit losses	96	84
Write-offs	(28)	(11)
Allowances for credit losses at September 30(1)	$206	$103
SDG&E:
Allowances for credit losses at January 1	$69	$14
Provisions for expected credit losses	30	44
Write-offs	(16)	(6)
Allowances for credit losses at September 30(2)	$83	$52
SoCalGas:
Allowances for credit losses at January 1	$68	$15
Provisions for expected credit losses	64	40
Write-offs	(12)	(5)
Allowances for credit losses at September 30(3)	$120	$50
(1)    At September 30, 2021, includes $146 million in Accounts Receivable – Trade, Net, $50 million in Accounts Receivable – Other, Net and $10 million in Other Long-Term Assets.
(2)    At September 30, 2021, includes $58 million in Accounts Receivable – Trade, Net, $21 million in Accounts Receivable – Other, Net and $4 million in Other Long-Term Assets.
(3)    At September 30, 2021, includes $85 million in Accounts Receivable – Trade, Net, $29 million in Accounts Receivable – Other, Net and $6 million in Other Long-Term Assets.

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

AMOUNTS DUE FROM UNCONSOLIDATED AFFILIATES – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2021	2020
Sempra:
Allowances for credit losses at January 1	$3	$—
Allowance established upon adoption of ASU 2016-13	—	6
Reductions to expected credit losses	(2)	(3)
Allowances for credit losses at September 30(1)	$1	$3
(1)    At September 30, 2021, $1 million is included in Due from Unconsolidated Affiliates – Noncurrent.

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
As we discuss below in Note 6, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra LNG from the SDSRA. At September 30, 2021, expected credit losses of $7 million related to this guarantee are included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheet.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		LNG		Materials and supplies		Total
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Sempra	$169	$118	$17	$7	$185	$183	$371	$308
SDG&E	—	—	—	—	112	104	112	104
SoCalGas	110	94	—	—	58	59	168	153
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
SDG&E submitted its request to OEIS for a 2021 wildfire safety certification in September 2021. OEIS has until December 7, 2021 to issue the certification or provide written notice explaining why additional time is needed. SDG&E’s existing safety certification remains valid until this pending request is resolved.
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

The table below summarizes capitalized interest and AFUDC.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sempra	$52	$51	$166	$149
SDG&E	24	26	82	79
SoCalGas	18	14	49	39

OTHER INTANGIBLE ASSETS
Other Intangible Assets included on Sempra’s Condensed Consolidated Balance Sheets are as follows:

OTHER INTANGIBLE ASSETS
(Dollars in millions)
	Amortization period (years)	September 30, 2021	December 31, 2020
Renewable energy transmission and consumption permits	15 to 19	$169	$169
O&M agreement	23	66	66
PPA	14	190	—
Other	10 to indefinite	15	15
		440	250
Less accumulated amortization:
Renewable energy transmission and consumption permits		(38)	(32)
O&M agreement		(11)	(9)
PPA		(7)	—
Other		(8)	(7)
		(64)	(48)
		$376	$202

Other Intangible Assets at September 30, 2021 primarily include:
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
Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense for intangible assets was $6 million, including $4 million recorded against revenues, and $3 million in the three months ended September 30, 2021 and 2020, respectively, and $16 million, including $7 million recorded against revenues, and $8 million in the nine months ended September 30, 2021 and 2020, respectively. We estimate the remaining amortization expense in 2021 to be $7 million, including $3 million recorded against revenues, and amortization expense of $26 million per year for the next four years, including $13 million recorded against revenues.

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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at September 30, 2021 and December 31, 2020. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,223 million and $1,237 million at September 30, 2021 and December 31, 2020, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Sempra Texas Utilities
Our 100% interest in Oncor Holdings is a VIE that owns an 80.25% interest in Oncor. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $12,475 million at September 30, 2021 and $12,440 million at December 31, 2020.
Sempra LNG
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $454 million at September 30, 2021 and $433 million at

December 31, 2020. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 6.
CFIN
As we discuss in Note 6, in July 2020, Sempra entered into a Support Agreement, which was amended in June 2021, for the benefit of CFIN, which is a VIE. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of CFIN, including modification, prepayment, and refinance decisions related to the financing arrangement with external lenders and Cameron LNG JV’s four project owners as well as the ability to determine and enforce remedies in the event of default. The conditional obligations of the Support Agreement represent a variable interest that we measure at fair value on a recurring basis (see Note 9). Sempra’s maximum exposure to loss under the terms of the Support Agreement is $979 million.
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the development activities related to the construction of the liquefaction facility, which we consider to be the most significant activities of ECA LNG Phase 1 during the construction phase of its natural gas liquefaction export project. As a result, we consolidate ECA LNG Phase 1. Sempra LNG consolidated $522 million and $207 million of assets at September 30, 2021 and December 31, 2020, respectively, consisting primarily of PP&E, net, attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $367 million and $49 million of liabilities at September 30, 2021 and December 31, 2020, respectively, consisting primarily of long-term debt and accounts payable attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra, IEnova and TOTAL SE have provided guarantees for the loan facility supporting construction of the liquefaction facility based on their respective proportionate ownership interest in ECA LNG Phase 1.

PENSION AND OTHER POSTRETIREMENT BENEFITS
Settlement Accounting for Lump Sum Payments
Sempra recorded settlement charges of $7 million in the nine months ended September 30, 2021 and $13 million and $22 million in the three months and nine months ended September 30, 2020, respectively, in net periodic benefit cost for lump sum payments from its nonqualified pension plan that were in excess of the plan’s service cost plus interest cost.
Net Periodic Benefit Cost
The following three tables provide the components of net periodic benefit cost.

NET PERIODIC BENEFIT COST – SEMPRA
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended September 30,
	2021	2020	2021	2020
Service cost	$36	$31	$6	$5
Interest cost	28	32	7	8
Expected return on assets	(44)	(41)	(14)	(14)
Amortization of:
Prior service cost (credit)	3	3	(1)	(1)
Actuarial loss (gain)	12	9	(3)	(2)
Settlement charges	—	13	—	—
Net periodic benefit cost (credit)	35	47	(5)	(4)
Regulatory adjustments	73	37	5	4
Total expense recognized	$108	$84	$—	$—

	Nine months ended September 30,
	2021	2020	2021	2020
Service cost	$109	$97	$17	$14
Interest cost	84	97	21	24
Expected return on assets	(130)	(126)	(44)	(41)
Amortization of:
Prior service cost (credit)	8	9	(2)	(2)
Actuarial loss (gain)	34	26	(7)	(7)
Settlement charges	7	22	—	—
Net periodic benefit cost (credit)	112	125	(15)	(12)
Regulatory adjustments	66	31	15	12
Total expense recognized	$178	$156	$—	$—

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended September 30,
	2021	2020	2021	2020
Service cost	$9	$7	$2	$1
Interest cost	6	7	1	2
Expected return on assets	(11)	(12)	(2)	(3)
Amortization of:
Prior service cost	—	1	—	—
Actuarial loss (gain)	1	1	(1)	(1)
Net periodic benefit cost (credit)	5	4	—	(1)
Regulatory adjustments	21	22	—	1
Total expense recognized	$26	$26	$—	$—

	Nine months ended September 30,
	2021	2020	2021	2020
Service cost	$26	$23	$4	$3
Interest cost	18	22	4	5
Expected return on assets	(36)	(37)	(7)	(8)
Amortization of:
Prior service cost	—	2	—	—
Actuarial loss (gain)	2	3	(2)	(2)
Net periodic benefit cost (credit)	10	13	(1)	(2)
Regulatory adjustments	30	28	1	2
Total expense recognized	$40	$41	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended September 30,
	2021	2020	2021	2020
Service cost	$23	$20	$5	$3
Interest cost	19	22	5	7
Expected return on assets	(27)	(27)	(12)	(11)
Amortization of:
Prior service cost (credit)	2	2	(1)	(1)
Actuarial loss (gain)	8	6	(2)	(1)
Net periodic benefit cost (credit)	25	23	(5)	(3)
Regulatory adjustments	52	15	5	3
Total expense recognized	$77	$38	$—	$—

	Nine months ended September 30,
	2021	2020	2021	2020
Service cost	$73	$64	$13	$10
Interest cost	59	66	16	19
Expected return on assets	(85)	(81)	(36)	(32)
Amortization of:
Prior service cost (credit)	6	6	(2)	(2)
Actuarial loss (gain)	27	19	(5)	(5)
Net periodic benefit cost (credit)	80	74	(14)	(10)
Regulatory adjustments	36	3	14	10
Total expense recognized	$116	$77	$—	$—

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $539 million and $512 million at September 30, 2021 and December 31, 2020, respectively.

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

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator for continuing operations:
(Loss) income from continuing operations, net of income tax	$(632)	$428	$751	$1,823
Earnings attributable to noncontrolling interests	(5)	(22)	(48)	(191)
Preferred dividends	(11)	(48)	(52)	(121)
Preferred dividends of subsidiary	—	—	(1)	(1)
(Losses) earnings from continuing operations attributable to common shares	$(648)	$358	$650	$1,510

Numerator for discontinued operations:
(Loss) income from discontinued operations, net of income tax	$—	$(7)	$—	$1,850
Earnings attributable to noncontrolling interests	—	—	—	(10)
(Losses) earnings from discontinued operations attributable to common shares	$—	$(7)	$—	$1,840

Numerator for (losses) earnings:
(Losses) earnings attributable to common shares	$(648)	$351	$650	$3,350

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	319,144	289,490	309,350	291,771
Dilutive effect of stock options and RSUs(2)(3)	—	1,092	797	1,164
Dilutive effect of mandatory convertible preferred stock	—	—	707	—
Weighted-average common shares outstanding for diluted EPS	319,144	290,582	310,854	292,935

Basic EPS:
(Losses) earnings from continuing operations	$(2.03)	$1.23	$2.10	$5.17
(Losses) earnings from discontinued operations	$—	$(0.02)	$—	$6.31
(Losses) earnings	$(2.03)	$1.21	$2.10	$11.48

Diluted EPS:
(Losses) earnings from continuing operations	$(2.03)	$1.23	$2.09	$5.15
(Losses) earnings from discontinued operations	$—	$(0.02)	$—	$6.28
(Losses) earnings	$(2.03)	$1.21	$2.09	$11.43
(1)    Includes 451 and 535 fully vested RSUs held in our Deferred Compensation Plan for the three months ended September 30, 2021 and 2020, respectively, and 453 and 536 of such RSUs for the nine months ended September 30, 2021 and 2020, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    In the three months ended September 30, 2021, the total weighted-average number of potentially dilutive stock options and RSUs was 699. However, these securities were not included in the computation of EPS because to do so would have decreased losses per share.
(3)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and nine months ended September 30, 2021 excludes 147,840 and 240,654 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. The computation of diluted EPS for the three months and nine months ended September 30, 2020 excludes 142,100 and 204,426 potentially dilutive shares, respectively, of such potentially dilutive shares. However, these shares could potentially dilute basic EPS in the future.
The potentially dilutive impact from mandatory convertible preferred stock is calculated under the if-converted method until the mandatory conversion date. After the mandatory conversion date, the converted shares are included in weighted-average common shares outstanding for basic EPS. As we discuss below in “Shareholders’ Equity and Noncontrolling Interests,” we converted our series A preferred stock into common stock on January 15, 2021 and our series B preferred stock into common stock on July 15, 2021. The computation of diluted EPS for the three months and nine months ended September 30, 2021 excludes 639,733 and 3,037,812 potentially dilutive shares, respectively. The computation of diluted EPS for both the three months and nine months ended September 30, 2020 excludes 19,292,641 potentially dilutive shares.
Pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Committee of Sempra’s board of directors granted 222,620 nonqualified stock options, 323,889 performance-based RSUs and 143,980 service-based RSUs in the nine months ended September 30, 2021, primarily in January.
We discuss share-based compensation plans and related awards and the terms and conditions of Sempra’s equity securities further in Notes 10, 13 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended September 30, 2021 and 2020
Sempra:
Balance at June 30, 2021	$(88)	$(265)	$(91)	$(444)
OCI before reclassifications	—	15	(8)	7
Amounts reclassified from AOCI	—	16	3	19
Net OCI(2)	—	31	(5)	26
Balance at September 30, 2021	$(88)	$(234)	$(96)	$(418)

Balance at June 30, 2020	$(83)	$(361)	$(98)	$(542)
OCI before reclassifications	6	14	(7)	13
Amounts reclassified from AOCI	—	4	12	16
Net OCI(2)	6	18	5	29
Balance at September 30, 2020	$(77)	$(343)	$(93)	$(513)
SDG&E:
Balance at June 30, 2021			$(10)	$(10)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance at September 30, 2021			$(9)	$(9)

Balance as of June 30, 2020 and September 30, 2020			$(12)	$(12)
SoCalGas:
Balance at June 30, 2021		$(13)	$(17)	$(30)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at September 30, 2021		$(13)	$(16)	$(29)

Balance as of June 30, 2020 and September 30, 2020		$(13)	$(9)	$(22)
(1)    All amounts are net of income tax, if subject to tax, and exclude NCI.
(2)    Total AOCI includes $(4) million and $3 million of foreign currency translation adjustments and $(2) million and $2 million of financial instruments associated with the IEnova cash tender offer in 2021 and purchases of NCI in 2020, respectively, which we discuss below in “Other Noncontrolling Interests – Sempra Mexico,” and which do not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Nine months ended September 30, 2021 and 2020
Sempra(2):
Balance as of December 31, 2020	$(64)	$(331)	$(105)	$(500)
OCI before reclassifications	(24)	52	(3)	25
Amounts reclassified from AOCI	—	45	12	57
Net OCI(3)	(24)	97	9	82
Balance as of September 30, 2021	$(88)	$(234)	$(96)	$(418)

Balance as of December 31, 2019	$(607)	$(215)	$(117)	$(939)
OCI before reclassifications(4)	(115)	(153)	(5)	(273)
Amounts reclassified from AOCI(4)	645	25	29	699
Net OCI(3)	530	(128)	24	426
Balance as of September 30, 2020	$(77)	$(343)	$(93)	$(513)
SDG&E:
Balance as of December 31, 2020			$(10)	$(10)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance at September 30, 2021			$(9)	$(9)

Balance as of December 31, 2019			$(16)	$(16)
Amounts reclassified from AOCI(4)			4	4
Net OCI			4	4
Balance as of September 30, 2020			$(12)	$(12)
SoCalGas:
Balance as of December 31, 2020		$(13)	$(18)	$(31)
Amounts reclassified from AOCI		—	2	2
Net OCI		—	2	2
Balance as of September 30, 2021		$(13)	$(16)	$(29)

Balance as of December 31, 2019		$(13)	$(10)	$(23)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of September 30, 2020		$(13)	$(9)	$(22)
(1)    All amounts are net of income tax, if subject to tax, and exclude NCI.
(2)    Includes discontinued operations in 2020.
(3)    Total AOCI includes $20 million and $3 million of foreign currency translation adjustments and $12 million and $2 million of financial instruments associated with the IEnova exchange and cash tender offers in 2021 and purchases of NCI in 2020, respectively, which we discuss below in “Other Noncontrolling Interests – Sempra Mexico,” and which do not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).
(4)    Pension and Other Postretirement Benefits and Total AOCI include $3 million in transfers of liabilities from SDG&E to Sempra in 2020 related to the nonqualified pension plans.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended September 30,
	2021	2020
Sempra:
Financial instruments:
Interest rate instruments	$(1)	$3	Interest Expense
Interest rate instruments	19	5	Equity Earnings(1)
Interest rate and foreign exchange instruments	5	(4)	Other (Expense) Income, Net
Total before income tax	23	4
	(7)	—	Income Tax Benefit (Expense)
Net of income tax	$16	$4
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$3	$3	Other (Expense) Income, Net
Amortization of prior service cost	1	1	Other (Expense) Income, Net
Settlement charges	—	13	Other (Expense) Income, Net
Total before income tax	4	17
	(1)	(5)	Income Tax Benefit (Expense)
Net of income tax	$3	$12

Total reclassifications for the period, net of tax	$19	$16
SDG&E:
Pension and other postretirement benefits(2):
Amortization of prior service cost	$1	$—	Other Income (Expense), Net

Total reclassifications for the period, net of tax	$1	$—
SoCalGas:
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$1	$—	Other (Expense) Income, Net

Total reclassifications for the period, net of tax	$1	$—
(1)    Equity earnings at Sempra Mexico are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Nine months ended September 30,
	2021	2020
Sempra:
Foreign currency translation adjustments	$—	$645	(Loss) Income from Discontinued Operations, Net of Income Tax

Financial instruments:
Interest rate instruments	$—	$6	Interest Expense
Interest rate instruments	57	8	Equity Earnings(1)
Foreign exchange instruments	1	(2)	Revenues: Energy-Related Businesses
	—	(1)	Other (Expense) Income, Net
Foreign exchange instruments	1	(2)	Equity Earnings(1)
Interest rate and foreign exchange instruments	—	1	Interest Expense
	4	33	Other (Expense) Income, Net
Total before income tax	63	43
	(16)	(12)	Income Tax Benefit (Expense)
Net of income tax	47	31
	(2)	(6)	Earnings Attributable to Noncontrolling Interests
	$45	$25
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$6	$6	Other (Expense) Income, Net
Amortization of actuarial loss	—	6	(Loss) Income from Discontinued Operations, Net of Income Tax
Amortization of prior service cost	3	3	Other (Expense) Income, Net
Settlement charges	7	22	Other (Expense) Income, Net
Total before income tax	16	37
	—	(2)	(Loss) Income from Discontinued Operations, Net of Income Tax
	(4)	(9)	Income Tax Benefit (Expense)
Net of income tax	$12	$26

Total reclassifications for the period, net of tax	$57	$696
SDG&E:
Pension and other postretirement benefits(2):
Amortization of prior service cost	$1	$1	Other Income (Expense), Net

Total reclassifications for the period, net of tax	$1	$1
SoCalGas:
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$1	$—	Other (Expense) Income, Net
Amortization of prior service cost	1	1	Other (Expense) Income, Net

Total reclassifications for the period, net of tax	$2	$1
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
Sempra Common Stock Repurchases
On September 11, 2007, our board of directors authorized the repurchase of shares of our common stock, provided that the amounts spent for such purpose do not exceed the greater of $2 billion or amounts spent to purchase no more than 40,000,000 shares. On July 1, 2020, we entered into an ASR program under which we prepaid $500 million to repurchase shares of our common stock in a share forward transaction. The total number of shares purchased was determined by dividing the $500 million purchase price by the arithmetic average of the volume-weighted average trading prices of shares of our common stock during the valuation period of July 2, 2020 through August 4, 2020, minus a fixed discount. The program was completed on August 4, 2020 with an aggregate of 4,089,375 shares of Sempra common stock repurchased at an average price of $122.27 per share. Following the completion of the ASR program, the aggregate dollar amount authorized by the September 11, 2007 share repurchase authorization was exhausted.
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

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity held by noncontrolling interests
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Sempra Mexico:
IEnova	0.1%	29.8%	$2	$1,487
ICM Ventures Holdings B.V.	—	17.5	—	7
Sempra LNG:
ECA LNG Phase 1	16.6	29.0	28	46
Parent and other:
PXiSE	20.0	20.0	—	1
Total Sempra			$30	$1,541

Sempra Mexico
In May 2021, we acquired 381,015,194 publicly owned shares of IEnova in exchange for 12,306,777 newly issued shares of our common stock upon completion of our exchange offer launched in the U.S. and Mexico. In addition to being traded on the New York Stock Exchange, Sempra’s common stock is now also listed on the Mexican Stock Exchange under the ticker symbol SRE.MX. We acquired the IEnova shares at an exchange ratio of 0.0323 shares of our common stock for each one IEnova ordinary share. In connection with the exchange offer, we recorded an increase in Sempra’s shareholders’ equity of $1,361 million, net of $12 million in transactions costs, and increased our ownership interest in IEnova from 70.2% to 96.4%.
In September 2021, we acquired 51,014,545 publicly owned shares of IEnova for 4.0 billion Mexican pesos (approximately $202 million in U.S. dollars) in cash upon completion of our tender offer launched in the U.S. and Mexico in August 2021, which increased our ownership interest in IEnova from 96.4% to 99.9%. We acquired these IEnova shares at a price of 78.97 Mexican pesos per share (approximately $3.95 per share in U.S. dollars). Following the cash tender offer, we recorded a decrease in Sempra’s shareholders’ equity of $14 million, including $1 million in transaction costs. IEnova’s shares were delisted from the Mexican Stock Exchange effective October 15, 2021. In connection with the delisting, we are maintaining a trust for the purpose of purchasing the 1,212,981 remaining publicly owned IEnova shares for 78.97 Mexican pesos per share, the same price per share that was offered in our cash tender offer. The trust will be in place through the earlier of April 14, 2022 or the date on which we acquire all the remaining publicly owned IEnova shares.
As a result of the increase in our ownership interest in IEnova, we recorded an increase in Sempra’s shareholders’ equity of $84 million offset by a deferred income tax asset related to the outside basis difference in IEnova’s shares. Upon completing the sale of a 20% equity interest in Sempra Infrastructure Partners in October 2021, which we discuss below, we recorded $72 million in net income tax expense related to the utilization of this deferred income tax asset, net of the income tax effect reclassified from AOCI to earnings.
In the nine months ended September 30, 2020, IEnova repurchased 57,547,381 shares of its outstanding common stock held by NCI for $167 million, resulting in an increase in Sempra’s ownership interest in IEnova from 66.6% at December 31, 2019 to 69.2% at September 30, 2020.
In the first quarter of 2020, IEnova purchased additional shares in ICM Ventures Holdings B.V. for $9 million, increasing its ownership from 53.7% to 82.5%. ICM Ventures Holdings B.V. owns certain permits and land where IEnova is building a terminal for the receipt, storage and delivery of liquid fuels. In July 2021, IEnova acquired the remaining 17.5% interest held by NCI in ICM Ventures Holdings B.V. for $7 million.
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
Sempra Infrastructure Partners
Sale of NCI. On October 1, 2021, Sempra, its wholly owned subsidiary, Sempra Infrastructure Partners (formerly Sempra Global), and KKR consummated the transactions contemplated under a purchase and contribution agreement dated April 4, 2021 (as amended on September 27, 2021 to reflect immaterial revisions prior to closing, the Purchase Agreement). Pursuant to the Purchase Agreement, KKR acquired for a purchase price of $3.37 billion, which remains subject to post-closing adjustments, newly designated Class A Units representing 20% of the equity interests of Sempra Infrastructure Partners. Prior to closing the transaction, we completed an internal legal reorganization to consolidate the assets of Sempra LNG and our ownership of IEnova under Sempra Global, which was renamed Sempra Infrastructure Partners. On October 1, 2021, Sempra Infrastructure Partners paid $149 million to KKR for reimbursement of certain expenses that KKR incurred in connection with closing the transaction. As of September 30, 2021, the composition of our reportable segments did not change.
At the closing of the transactions contemplated under the Purchase Agreement on October 1, 2021, we owned 99.9% of the outstanding ordinary shares of IEnova. Under the terms of the Purchase Agreement, the base purchase price was adjusted downward at closing by $1 million based on the number of IEnova ordinary shares we did not own at the closing. If we later acquire additional shares of IEnova after the closing, such additional shares will be acquired by Sempra Infrastructure Partners and KKR will provide 20% of the funding.

We estimate that Sempra Infrastructure Partners had approximately $8.37 billion of direct and indirect net debt at the closing, and there will be a customary upward or downward adjustment to the purchase price to the extent the actual net debt at closing was greater or less than such estimated amount. Direct and indirect net debt at Sempra Infrastructure Partners includes consolidated long-term and short-term debt less cash at Sempra LNG and IEnova plus their proportionate ownership share of equity method investees’ long-term and short-term debt less cash.
Pursuant to the Purchase Agreement, we have agreed to indemnify Sempra Infrastructure Partners for, among other things, certain losses arising from liabilities of Sempra Infrastructure Partners and its subsidiaries to the extent not primarily relating to the undertaking of the business of Sempra Infrastructure Partners, and we have agreed to indemnify KKR for losses attributable to pre-closing taxes.
We have also entered into an accommodation and support agreement under which KKR has the ability to borrow from Sempra up to $300 million plus reimbursement of certain fees related to such borrowing, which we fully funded on November 1, 2021. This loan is due to be repaid in full no later than October 1, 2029 and bears compound interest at 5% per annum.
Limited Partnership Agreement. At the closing of the sale of NCI in Sempra Infrastructure Partners, Sempra and KKR entered into a limited partnership agreement (the LP Agreement), which governs our and their respective rights and obligations in respect of our ownership of Sempra Infrastructure Partners. We maintain control of Sempra Infrastructure Partners as the 80% owner with KKR having certain minority protections commensurate with the size of its investment.
Sempra Infrastructure Partners has two authorized classes of units, designated as “Class A Units” (which are common voting units) and “Sole Risk Interests.” If KKR approves our request that a project not be pursued jointly, or if KKR decides not to participate in any proposed project for which we nevertheless desire to make a positive final investment decision, we will be permitted to proceed with such project either independently through a different investment vehicle or as a “Sole Risk Project” within Sempra Infrastructure Partners and receive Sole Risk Interests in respect thereof. Sole Risk Projects are separated from other Sempra Infrastructure Partners projects and are conducted at our sole cost, expense and liability and we receive, through the acquisition of Sole Risk Interests, any economic and other benefits from such projects. KKR is not entitled to any benefits or rights in respect of any Sole Risk Project. The Guaymas-El Oro segment of the Sonora pipeline at IEnova currently constitutes a Sole Risk Project. Until a specified date, KKR has certain discretionary rights to cause the Guaymas-El Oro segment of the Sonora pipeline to cease to be a Sole Risk Project and be pursued jointly within Sempra Infrastructure Partners.
Under the LP Agreement, Sempra Infrastructure Partners is managed by a board of managers comprised of members designated by us and by KKR. Matters are generally decided by majority vote. The managers designated by us and the managers designated by KKR each, as a group, have voting power equivalent to the ownership percentage of their respective designating member. However, Sempra Infrastructure Partners and its controlled subsidiaries are prohibited from taking certain actions without the prior written approval of KKR (subject to KKR maintaining certain ownership thresholds in Sempra Infrastructure Partners).
The LP Agreement contains certain default remedies if we or KKR fails to fund any amounts required to be funded under the LP Agreement.
The LP Agreement also requires that Sempra Infrastructure Partners distribute to us and to KKR at least 85% of distributable cash flow of Sempra Infrastructure Partners and its subsidiaries on a quarterly basis, subject to certain exceptions and reserves. Generally, distributions from Sempra Infrastructure Partners are made to us and KKR on a pro rata basis in accordance with our and their respective ownership interests in Sempra Infrastructure Partners. However, KKR is entitled to certain priority distributions in the event of material deviations between certain specified projected cash flows and actual cash flows. Additionally, KKR is entitled to certain priority distributions in the event a specified project that reaches a positive final investment decision does not have projected internal rates of return over a specified threshold or in the event we have not made a positive final investment decision by a certain date on specified LNG projects that are currently in development.
In addition, under the LP Agreement, both parties are granted customary registration rights in the event of an initial public offering of Sempra Infrastructure Partners, which is subject to certain consent rights of KKR.
Management Agreement. At the closing of the transactions contemplated under the Purchase Agreement, Sempra Infrastructure Partners entered into a management agreement with Sempra to engage Sempra for certain staffing and general and administrative services. The management agreement governs the services that Sempra will provide to Sempra Infrastructure Partners and the charges associated with those services.

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

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	September 30, 2021	December 31, 2020
Sempra:
Total due from various unconsolidated affiliates – current	$30	$20

Sempra Mexico(1):
ESJ – Note due December 31, 2022, net of negligible allowance for credit losses at December 31, 2020(2)	$—	$85
IMG JV – Note due March 15, 2022, net of allowance for credit losses of $1 and $3 at September 30, 2021 and December 31, 2020, respectively(3)	684	695
Total due from unconsolidated affiliates – noncurrent	$684	$780

Sempra Mexico – TAG Pipelines Norte, S. de. R.L. de C.V. – Note due December 20, 2021(1)(4)	$(42)	$(41)
Various affiliates	—	(4)
Total due to unconsolidated affiliates – current	$(42)	$(45)

Sempra Mexico(1)(5):
TAG Pipelines Norte, S. de. R.L. de C.V.:
5.5% Note due January 9, 2024	$(71)	$(68)
5.5% Note due January 14, 2025	(21)	—
5.5% Note due July 16, 2025	(20)	—
TAG JV – 5.74% Note due December 17, 2029	(174)	(166)
Total due to unconsolidated affiliates – noncurrent	$(286)	$(234)
SDG&E:
Total due from various unconsolidated affiliates – current	$1	$—

Sempra	$(45)	$(38)
SoCalGas	(9)	(21)
Various affiliates	(7)	(5)
Total due to unconsolidated affiliates – current	$(61)	$(64)

Income taxes due from Sempra(6)	$29	$—
SoCalGas:
SDG&E	$9	$21
Various affiliates	2	1
Total due from unconsolidated affiliates – current	$11	$22

Sempra	$(45)	$(31)
Total due to unconsolidated affiliates – current	$(45)	$(31)

Income taxes due from (to) Sempra(6)	$1	$(37)
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
(3)    Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $689 million U.S. dollar-equivalent at September 30, 2021, at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (7.02% at September 30, 2021), to finance construction of a natural gas marine pipeline. At both September 30, 2021 and December 31, 2020, $2 million of accrued interest receivable is included in Due from Unconsolidated Affiliates – Current. At September 30, 2021, we classified this revolving line of credit as noncurrent because we expect to extend the maturity date on a long-term basis prior to its stated maturity date.
(4)    U.S. dollar-denominated loan at a variable interest rate based on 6-month LIBOR plus 290 bps (3.06% at September 30, 2021).
(5)     U.S. dollar-denominated loans at fixed interest rates.
(6)    SDG&E and SoCalGas are included in the consolidated income tax return of Sempra, and their respective income tax expense is computed as an amount equal to that which would result from each company having always filed a separate return.

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sempra:
Revenues	$7	$9	$22	$31
Cost of sales	—	9	11	35
Interest income	11	12	38	44
Interest expense	4	4	11	11
SDG&E:
Revenues	$3	$1	$7	$4
Cost of sales	20	17	75	56
SoCalGas:
Revenues	$24	$23	$72	$61
Cost of sales(1)	(2)	2	1	2
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provided guarantees related to Cameron LNG JV’s construction-period debt, which were terminated in March 2021, as well as guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement, which remain outstanding. We discuss these guarantees in Note 6 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER (EXPENSE) INCOME, NET
Other (expense) income, net, consists of the following:

OTHER (EXPENSE) INCOME, NET
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sempra:
Allowance for equity funds used during construction	$31	$34	$103	$96
Investment gains, net(1)	—	16	28	9
(Losses) gains on interest rate and foreign exchange instruments, net	(3)	19	(26)	(129)
Foreign currency transaction (losses) gains, net(2)	(17)	15	(10)	(95)
Non-service component of net periodic benefit cost	(66)	(48)	(52)	(45)
Fine related to Energy Efficiency Program inquiry	—	(6)	—	(6)
Interest on regulatory balancing accounts, net	2	—	5	13
Sundry, net	(2)	(1)	4	(6)
Total	$(55)	$29	$52	$(163)
SDG&E:
Allowance for equity funds used during construction	$18	$21	$63	$61
Non-service component of net periodic benefit cost	(15)	(18)	(10)	(15)
Fine related to Energy Efficiency Program inquiry	—	(6)	—	(6)
Interest on regulatory balancing accounts, net	2	—	5	8
Sundry, net	(1)	1	3	(1)
Total	$4	$(2)	$61	$47
SoCalGas:
Allowance for equity funds used during construction	$13	$11	$36	$29
Non-service component of net periodic benefit cost	(49)	(15)	(30)	(3)
Interest on regulatory balancing accounts, net	—	—	—	5
Sundry, net	(3)	(3)	(8)	(10)
Total	$(39)	$(7)	$(2)	$21
(1)    Represents net investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.
(2)    Includes losses of $18 million and $13 million in the three months and nine months ended September 30, 2021, respectively, and gains of $15 million and losses of $120 million in the three months and nine months ended September 30, 2020, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to IMG JV, which are offset by corresponding amounts included in Equity Earnings on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX (BENEFIT) EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sempra:
Income tax (benefit) expense from continuing operations	$(342)	$99	$(45)	$60

(Loss) income from continuing operations before income taxes and equity earnings	$(1,365)	$201	$(316)	$1,061
Equity earnings, before income tax(1)	137	117	457	158
Pretax (loss) income	$(1,228)	$318	$141	$1,219

Effective income tax rate	28%	31%	(32)%	5%
SDG&E:
Income tax expense	$90	$33	$168	$161
Income before income taxes	$295	$211	$771	$794
Effective income tax rate	31%	16%	22%	20%
SoCalGas:
Income tax (benefit) expense	$(437)	$(6)	$(335)	$95
(Loss) income before income taxes	$(1,563)	$(30)	$(959)	$521
Effective income tax rate	28%	20%	35%	18%
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
Discontinued Operations
In January 2019, our board of directors approved a plan to sell our South American businesses. We completed the sales in the second quarter of 2020, as we discuss in Note 5. Because of our decision to sell our South American businesses, we no longer asserted indefinite reinvestment of basis differences related to these businesses. Accordingly, in the nine months ended September 30, 2020, we recorded a $7 million income tax benefit from changes in outside basis differences in our discontinued operations in South America.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Mexico	Sempra LNG	Consolidating adjustments and Parent and Other	Sempra
	Three months ended September 30, 2021
By major service line:
Utilities	$1,369	$966	$17	$—	$(27)	$2,325
Energy-related businesses	—	—	324	144	(145)	323
Revenues from contracts with customers	$1,369	$966	$341	$144	$(172)	$2,648

By market:
Gas	$145	$966	$231	$143	$(165)	$1,320
Electric	1,224	—	110	1	(7)	1,328
Revenues from contracts with customers	$1,369	$966	$341	$144	$(172)	$2,648

Revenues from contracts with customers	$1,369	$966	$341	$144	$(172)	$2,648
Utilities regulatory revenues	95	140	—	—	—	235
Other revenues	—	—	256	(25)	(101)	130
Total revenues	$1,464	$1,106	$597	$119	$(273)	$3,013

	Nine months ended September 30, 2021
By major service line:
Utilities	$3,755	$3,685	$61	$—	$(79)	$7,422
Energy-related businesses	—	—	859	260	(282)	837
Revenues from contracts with customers	$3,755	$3,685	$920	$260	$(361)	$8,259

By market:
Gas	$580	$3,685	$635	$257	$(334)	$4,823
Electric	3,175	—	285	3	(27)	3,436
Revenues from contracts with customers	$3,755	$3,685	$920	$260	$(361)	$8,259

Revenues from contracts with customers	$3,755	$3,685	$920	$260	$(361)	$8,259
Utilities regulatory revenues	364	53	—	—	—	417
Other revenues	—	—	448	107	(218)	337
Total revenues	$4,119	$3,738	$1,368	$367	$(579)	$9,013

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Mexico	Sempra LNG	Consolidating adjustments and Parent and other	Sempra
	Three months ended September 30, 2020
By major service line:
Utilities	$1,301	$813	$12	$—	$(25)	$2,101
Energy-related businesses	—	—	244	35	(32)	247
Revenues from contracts with customers	$1,301	$813	$256	$35	$(57)	$2,348

By market:
Gas	$126	$813	$159	$33	$(54)	$1,077
Electric	1,175	—	97	2	(3)	1,271
Revenues from contracts with customers	$1,301	$813	$256	$35	$(57)	$2,348

Revenues from contracts with customers	$1,301	$813	$256	$35	$(57)	$2,348
Utilities regulatory revenues	171	29	—	—	—	200
Other revenues	—	—	95	28	(27)	96
Total revenues	$1,472	$842	$351	$63	$(84)	$2,644

	Nine months ended September 30, 2020
By major service line:
Utilities	$3,610	$3,261	$42	$—	$(66)	$6,847
Energy-related businesses	—	—	616	56	(40)	632
Revenues from contracts with customers	$3,610	$3,261	$658	$56	$(106)	$7,479

By market:
Gas	$518	$3,261	$439	$51	$(98)	$4,171
Electric	3,092	—	219	5	(8)	3,308
Revenues from contracts with customers	$3,610	$3,261	$658	$56	$(106)	$7,479

Revenues from contracts with customers	$3,610	$3,261	$658	$56	$(106)	$7,479
Utilities regulatory revenues	366	(14)	—	—	—	352
Other revenues	—	—	277	199	(108)	368
Total revenues	$3,976	$3,247	$935	$255	$(214)	$8,199
REVENUES FROM CONTRACTS WITH CUSTOMERS
Utilities Revenues
In connection with the COVID-19 pandemic, the California Utilities implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for all customers (except for SoCalGas’ noncore customers), waiving late payment fees, and offering flexible payment plans. Such measures ended on June 30, 2021, except for the suspension of service disconnections that ended on September 30, 2021. At the CPUC’s direction, the California Utilities have started to automatically enroll residential and small business customers with past-due balances in long-term repayment plans. The CPUC is continuing to consider the impacts of any state or federal relief programs on customer arrearages and if further debt relief is warranted.

Remaining Performance Obligations
For contracts greater than one year, at September 30, 2021, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. SoCalGas did not have any such performance obligations at September 30, 2021.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2021 (excluding first nine months of 2021)	$88	$1
2022	368	4
2023	367	4
2024	367	4
2025	364	4
Thereafter	4,129	67
Total revenues to be recognized	$5,683	$84
(1)    Excludes intercompany transactions.
Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the nine months ended September 30, 2021 or 2020.

CONTRACT LIABILITIES
(Dollars in millions)
	2021	2020
Sempra:
Contract liabilities at January 1	$(207)	$(163)
Revenue from performance obligations satisfied during reporting period	36	3
Payments received in advance	(1)	—
Contract liabilities at September 30(1)	$(172)	$(160)
SDG&E:
Contract liabilities at January 1	$(87)	$(91)
Revenue from performance obligations satisfied during reporting period	3	3
Contract liabilities at September 30(1)	$(84)	$(88)
(1)     At September 30, 2021, includes $8 million and $4 million in Other Current Liabilities and $164 million and $80 million in Deferred Credits and Other on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets, respectively.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	September 30, 2021	December 31, 2020
Sempra:
Accounts receivable – trade, net	$1,216	$1,447
Accounts receivable – other, net	17	12
Due from unconsolidated affiliates – current(1)	2	3
Other long-term assets	115	—
Total	$1,350	$1,462
SDG&E:
Accounts receivable – trade, net	$642	$573
Accounts receivable – other, net	11	8
Due from unconsolidated affiliates – current(1)	3	2
Other long-term assets	47	—
Total	$703	$583
SoCalGas:
Accounts receivable – trade, net	$462	$786
Accounts receivable – other, net	6	4
Other long-term assets	68	—
Total	$536	$790
(1)     Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.

NOTE 4. REGULATORY MATTERS
We discuss regulatory matters in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report and provide updates to those discussions and information about new regulatory matters below. With the exception of regulatory balancing accounts, we generally do not earn a return on our regulatory assets until such time as a related cash expenditure has been made. Upon the occurrence of a cash expenditure associated with a regulatory asset, the related amounts are recoverable through a regulatory account mechanism for which we earn a return authorized by applicable regulators, which currently approximates the three-month commercial paper rate. The periods during which we recognize a regulatory asset while we do not earn a return vary by regulatory asset.

REGULATORY ASSETS AND LIABILITIES
We show the details of regulatory assets and liabilities in the following table.

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	September 30, 2021	December 31, 2020

SDG&E:
Fixed-price contracts and other derivatives	$(88)	$(53)
Deferred income taxes recoverable in rates	72	22
Pension and other postretirement benefit plan obligations	19	50
Removal obligations	(2,228)	(2,121)
Environmental costs	55	56
Sunrise Powerlink fire mitigation	121	121
Regulatory balancing accounts(1)(2)
Commodity – electric	85	72
Gas transportation	23	35
Safety and reliability	60	67
Public purpose programs	(138)	(158)
2019 GRC retroactive impacts	14	56
Other balancing accounts	535	233
Other regulatory assets, net(2)	110	72
Total SDG&E	(1,360)	(1,548)
SoCalGas:
Deferred income taxes recoverable (refundable) in rates	9	(82)
Pension and other postretirement benefit plan obligations	342	417
Employee benefit costs	37	37
Removal obligations	(649)	(685)
Environmental costs	35	36
Regulatory balancing accounts(1)(2)
Commodity – gas, including transportation	(138)	(56)
Safety and reliability	299	335
Public purpose programs	(274)	(253)
2019 GRC retroactive impacts	51	202
Other balancing accounts	85	(58)
Other regulatory assets, net(2)	160	75
Total SoCalGas	(43)	(32)
Sempra Mexico:
Deferred income taxes recoverable in rates	80	80
Total Sempra	$(1,323)	$(1,500)
(1)    At September 30, 2021 and December 31, 2020, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $331 million and $139 million, respectively, and for SoCalGas was $472 million and $218 million, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which currently approximates the three-month commercial paper rate.
CALIFORNIA UTILITIES
COVID-19 Pandemic Protections
In connection with the COVID-19 pandemic, the California Utilities implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for all customers (except for SoCalGas’ noncore customers), waiving late payment fees, and offering flexible payment plans. Such measures ended on June 30, 2021, except for the suspension of service disconnections that ended on September 30, 2021. At the CPUC’s direction, the California Utilities have started to automatically enroll residential and small business customers with past-due balances in long-term repayment plans. The CPUC is continuing to consider the impacts of any state or federal relief programs on customer arrearages and if further debt relief is warranted.
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
We provide additional information concerning the 2019 GRC FD in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
CPUC Cost of Capital
A CPUC cost of capital proceeding determines a utility’s authorized capital structure and authorized return on rate base. In December 2019, the CPUC approved the cost of capital and rate structures for SDG&E and SoCalGas that became effective on January 1, 2020 and will remain in effect through December 31, 2022, subject to the CCM. The CCM considers changes in interest rates based on the applicable utility bond index published by Moody’s (the CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.000% at the end of the measurement period. The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. SDG&E’s CCM benchmark rate is 4.498% based on Moody’s Baa- utility bond index, and SoCalGas’ CCM benchmark rate is 4.029% based on Moody’s A- utility bond index.
Alternatively, under the CCM, each of the California Utilities is permitted to file a cost of capital application in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital. In August 2021, SDG&E filed an application with the CPUC to update its cost of capital effective January 1, 2022 due to the ongoing effects of the COVID-19 pandemic. In this application, SDG&E proposed to adjust its authorized capital structure by increasing its common equity ratio from 52% to 54%. SDG&E also proposed to increase its authorized ROE from 10.20% to 10.55% and decrease its authorized cost of debt from 4.59% to 3.84%. As a result, SDG&E’s proposed return on rate base would decrease from 7.55% to 7.46% if such application is approved by the CPUC as filed. SDG&E filed a joint motion with PG&E and Edison to consolidate all three utilities’ cost of capital applications given the overlapping issues of law and fact, which joint motion was granted in October 2021.
For the measurement period ended September 30, 2021, the CCM would trigger for SDG&E because the average Moody’s Baa- utility bond index between October 1, 2020 and September 30, 2021 was 1.17% below SDG&E’s CCM benchmark rate of

4.498%. However, SDG&E’s application to update its cost of capital effective January 1, 2022, if accepted by the CPUC, would supersede the CCM from applying. If such application is not accepted, the CCM would be effective January 1, 2022 and would automatically adjust SDG&E’s authorized ROE from 10.20% to 9.62% and adjust its authorized cost of debt to reflect the then current embedded cost and projected interest rate. SDG&E has requested that a final CPUC decision on its interim cost of capital application be issued in the first half of 2022.
For the measurement period ended September 30, 2021, the CCM was not triggered for SoCalGas. SoCalGas expects to file its next cost of capital application in April 2022 for a January 1, 2023 effective date.
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
Pursuant to the CPUC ruling, intervenors representing ratepayers questioned SDG&E’s management of the program and alleged that certain program expenditures did not benefit the purpose of the program. As a result of the inquiry, SDG&E voluntarily expanded its review to include the program year 2019. Based on this review, SDG&E concluded some concessions were appropriate, which included refunding certain costs to customers and reducing certain performance-based incentives. Accordingly, in the three months and nine months ended September 30, 2020, SDG&E reduced revenues by $36 million and $51 million, respectively, and recorded a fine of $6 million in Other (Expense) Income, Net, on the SDG&E and Sempra Condensed Consolidated Statements of Operations. The after-tax impact for the three months and nine months ended September 30, 2020 was $29 million and $44 million, respectively. In October 2020, SDG&E executed a settlement agreement with intervenors consistent with these concessions. In September 2021, the CPUC approved the settlement agreement.
SOCALGAS
OSCs – Energy Efficiency and Advocacy
In October 2019, the CPUC issued an OSC to determine whether SoCalGas should be sanctioned for violation of certain CPUC code sections and orders. The OSC stemmed from a short period of transitional energy efficiency (EE) codes and standards advocacy activities undertaken by SoCalGas in 2018, following a CPUC decision disallowing SoCalGas’ future engagement in EE statewide codes and standards advocacy. We are awaiting a CPUC decision.
In December 2019, the CPUC issued a second OSC to determine whether SoCalGas is entitled to the EE program’s shareholder incentives for codes and standards advocacy in 2016 and 2017, whether its shareholders should bear the costs of those advocacy activities, and to address whether any other remedies are appropriate. The scope of this OSC was later expanded to include EE program years 2014 and 2015, and SoCalGas’ engagement with local governments on proposed reach codes. In April 2021, the assigned Administrative Law Judge issued a Presiding Officer’s Decision (POD) on the second OSC. The POD finds no violations and assesses no fines or penalties but finds that SoCalGas spent ratepayer funds on activities that were not aligned with the CPUC’s intent for EE codes and standards advocacy. The POD, which is currently under appeal by intervenors, orders customer refunds that SoCalGas expects will be negligible (subject to a CPUC audit). Additionally, the POD precludes SoCalGas from seeking cost recovery associated with EE codes and standards advocacy programs until lifted by the CPUC, and orders certain nonfinancial remedies.
Intervenors in these OSCs have suggested the CPUC order various financial and non-financial penalties. If the CPUC were to assess fines or penalties on SoCalGas associated with these OSCs, they could be material.

NOTE 5. ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS
ACQUISITION
Sempra Mexico
ESJ
In March 2021, IEnova completed the acquisition of Saavi Energía’s 50% equity interest in ESJ for a purchase price of approximately $65 million (net of $14 million of acquired cash and cash equivalents) plus the assumption of $277 million in debt (including $94 million owed from ESJ to IEnova that eliminates upon consolidation). IEnova previously accounted for its 50% interest in ESJ as an equity method investment. This acquisition increased IEnova’s ownership interest in ESJ from 50% to 100%. We accounted for this asset acquisition using a cost accumulation model whereby the cost of the acquisition and carrying value of our previously held interest in ESJ ($34 million) were allocated to assets acquired ($458 million) and liabilities assumed ($345 million) based on their relative fair values. ESJ owns a fully operating wind power generation facility with a nameplate capacity of 155 MW that is fully contracted by SDG&E under a long-term PPA. IEnova recorded a $190 million intangible asset for the relative fair value of the PPA that will be amortized over a period of 14 years against revenues. ESJ is constructing a second wind power generation facility with a nameplate capacity of 108 MW that we expect will be completed in the first quarter of 2022.

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
In the three months and nine months ended September 30, 2020, the pretax gains from the sales of our South American businesses are included in (Loss) Gain on Sale of Discontinued Operations in the table below and the after-tax gains are included in (Loss) Income from Discontinued Operations, Net of Income Tax, on Sempra’s Condensed Consolidated Statements of Operations.

Summarized results from discontinued operations were as follows:

DISCONTINUED OPERATIONS
(Dollars in millions)
	Three months ended September 30, 2020(1)	Nine months ended September 30, 2020(2)
Revenues	$—	$570
Cost of sales	—	(364)
(Loss) gain on sale of discontinued operations	(16)	2,899
Operating expenses	—	(66)
Interest and other	—	(3)
Income before income taxes	(16)	3,036
Income tax benefit (expense)	9	(1,186)
(Loss) income from discontinued operations, net of income tax	(7)	1,850
Earnings attributable to noncontrolling interests	—	(10)
(Losses) earnings from discontinued operations attributable to Sempra	$(7)	$1,840
(1)    Represents post-closing adjustments related to the sale of our equity interests in our Chilean businesses.
(2)    Results include activity until the sale of our Peruvian businesses on April 24, 2020 and Chilean businesses on June 24, 2020.

As a result of the sales of our South American businesses, in the second quarter of 2020, we reclassified $645 million of cumulative foreign currency translation losses from AOCI to (Loss) Gain on Sale of Discontinued Operations, which is included in (Loss) Income from Discontinued Operations, Net of Income Tax, on Sempra’s Condensed Consolidated Statements of Operations.

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
In the nine months ended September 30, 2021 and 2020, Sempra contributed $151 million and $209 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $239 million and $220 million, respectively, to Sempra. Additionally, in the nine months ended September 30, 2021, Oncor Holdings distributed a $361 million return of investment to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating revenues	$1,286	$1,232	$3,572	$3,394
Operating expenses	(866)	(819)	(2,531)	(2,387)
Income from operations	420	413	1,041	1,007
Interest expense	(104)	(102)	(308)	(305)
Income tax expense	(54)	(50)	(124)	(115)
Net income	255	255	587	557
Noncontrolling interest held by TTI	(51)	(50)	(118)	(111)
Earnings attributable to Sempra(1)	204	205	469	446
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing arrangement and changes in basis differences in AOCI within the carrying value of our equity method investment.
SEMPRA MEXICO
ESJ
As we discuss in Note 5, in March 2021, IEnova completed the acquisition of the remaining 50% equity interest in ESJ and ESJ became a wholly owned, consolidated subsidiary. Prior to the acquisition date, IEnova owned 50% of ESJ and accounted for its interest as an equity method investment. In the nine months ended September 30, 2021 and 2020, ESJ distributed a $4 million and $8 million, respectively, return of investment to IEnova.
SEMPRA LNG
Cameron LNG JV
In the nine months ended September 30, 2021, Cameron LNG JV distributed to Sempra LNG $496 million, of which $165 million relates to the distribution from Cameron LNG JV’s SDSRA that we discuss below.
In the nine months ended September 30, 2020, Sempra LNG contributed $54 million to Cameron LNG JV, and Cameron LNG JV distributed to Sempra LNG $209 million and a return of investment of $803 million.
In March 2021, Cameron LNG JV reached financial completion of the three-train liquefaction project, and Sempra’s related guarantees for a maximum aggregate amount of $4.0 billion were terminated. We discuss these guarantees in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra LNG received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra LNG from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $22 million at September 30, 2021, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra LNG’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra LNG from the SDSRA.
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
In exchange for this guarantee, the external lenders will pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra LNG will recognize as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 9). At September 30, 2021, the fair value of the Support Agreement was $5 million, of which $7 million is included in Other Current Assets offset by $2 million included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheet.
PARENT AND OTHER
RBS Sempra Commodities
As we discuss in Note 11, in the nine months ended September 30, 2020, we recorded a charge of $100 million in Equity Earnings on Sempra’s Condensed Consolidated Statement of Operations representing our share of estimated losses in excess of the carrying value of our equity method investment in RBS Sempra Commodities. In the nine months ended September 30, 2021, we reduced this charge by $50 million based on the favorable outcome of a settlement with HMRC and revised assumptions on the High Court of Justice case.

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
At September 30, 2021, Sempra had an aggregate capacity of $6.7 billion from primary U.S. committed lines of credit, which provide liquidity and support commercial paper. The principal terms of these committed lines of credit, which expire in May 2024, are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

PRIMARY U.S. COMMITTED LINES OF CREDIT
(Dollars in millions)
	September 30, 2021
	Total facility	Commercial paper outstanding(1)(2)	Available unused credit
Sempra(3)	$4,435	$(2,112)	$2,323
SDG&E(4)	1,500	—	1,500
SoCalGas(4)	750	—	750
Total	$6,685	$(2,112)	$4,573
(1)    Because the commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.
(2)    Commercial paper outstanding is before reductions of a negligible amount of unamortized discount.
(3)    The facility also provides for issuance of $200 million of letters of credit on behalf of Sempra with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra has the right to increase the letter of credit commitment up to $500 million. No letters of credit were outstanding at September 30, 2021.
(4)    The facility also provides for issuance of $100 million of letters of credit on behalf of the borrowing utility with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, the borrowing utility has the right to increase the letter of credit commitment up to $250 million. No letters of credit were outstanding at September 30, 2021.

Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At September 30, 2021, each entity was in compliance with this ratio under its respective credit facility.
Foreign Committed Lines of Credit
Our foreign operations in Mexico have committed lines of credit with an aggregate capacity of $1.9 billion at September 30, 2021. The principal terms of these committed lines of credit are described in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

FOREIGN COMMITTED LINES OF CREDIT
(U.S. dollar equivalent in millions)
	September 30, 2021
Expiration date of facility	Total facility	Amounts outstanding	Available unused credit
February 2024	$1,500	$—	$1,500
September 2023(1)	350	(294)	56
Total	$1,850	$(294)	$1,556
(1)    In September 2021, IEnova amended this revolving credit facility to increase the amount available under the facility from $280 million to $350 million and extend the expiration of the facility from September 2021 to September 2023. Borrowings continue to bear interest at a per annum rate equal to 3-month LIBOR plus 54 bps.

Foreign Uncommitted Lines of Credit
In addition to our committed lines of credit, our foreign operations in Mexico have uncommitted lines of credit with an aggregate capacity of $470 million at September 30, 2021, which are generally used for working capital requirements.

FOREIGN UNCOMMITTED LINES OF CREDIT
(U.S. dollar equivalent in millions)
		September 30, 2021
Expiration date of facility	Borrowing denomination	Total facility	Amounts outstanding	Available unused credit
September 2022(1)	U.S. dollars	$250	$(250)	$—
August 2023(2)	U.S. dollars or Mexican pesos	100	(37)	63
October 2023(3)	U.S. dollars	100	—	100
October 2023(4)	U.S. dollars or Mexican pesos	20	—	20
Total		$470	$(287)	$183
(1)    IEnova’s one-year credit agreement under which borrowings bear interest at a per annum rate equal to 3-month LIBOR plus 10 bps.
(2)    ECA LNG Phase 1’s two-year credit agreement under which outstanding amounts were borrowed in Mexican pesos and bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 105 bps and are before reductions from negligible unamortized discount. Borrowings made in U.S. dollars bear interest at a variable rate based on the 1-month or 3-month LIBOR plus 105 bps.
(3)    IEnova’s three-year credit agreement under which borrowings bear interest at a per annum rate equal to 6-month LIBOR plus 52 bps.
(4)    IEnova’s three-year credit agreement under which borrowings made in Mexican pesos bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus an applicable margin. Borrowings made in U.S. dollars bear interest at a variable rate based on 1-month LIBOR plus an applicable margin. The applicable margin is determined on the date of borrowing.

Letters of Credit
Outside of our domestic and foreign committed credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At September 30, 2021, we had approximately $697 million in standby letters of credit outstanding under these agreements.
TERM LOAN
In June 2021, SDG&E entered into a $375 million, 364-day term loan with a maturity date of June 27, 2022. At September 30, 2021, $375 million, net of negligible issuance costs, was outstanding under the term loan. The borrowing bears interest at benchmark rates plus 62.5 bps. The term loan provides SDG&E with additional liquidity outside of its line of credit.
WEIGHTED-AVERAGE INTEREST RATES
The weighted-average interest rates on the total short-term debt at September 30, 2021 and December 31, 2020 were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	September 30, 2021	December 31, 2020
Sempra	0.39%	0.83%
SDG&E	0.76	—
SoCalGas	—	0.14

LONG-TERM DEBT
SDG&E
In August 2021, SDG&E issued $750 million of 2.95% green first mortgage bonds maturing in 2051 and received proceeds of $737 million (net of debt discount, underwriting discounts and debt issuance costs of $13 million). SDG&E intends to use the net proceeds to finance or refinance eligible projects that fall into one or more of the following categories: climate change adaptation, clean energy solutions and clean transportation.
Sempra Mexico
As we discuss in Note 5, through its acquisition of ESJ, Sempra Mexico assumed a $177 million (net of $6 million in unamortized debt issuance costs) variable rate loan payable to a syndicate of five lenders that matures in June 2033. To moderate exposure to interest rate and associated cash flow variability, ESJ entered into floating-to-fixed rate swaps for 90% of the principal balance, resulting in a fixed rate of 6.13%. The remaining 10% of the principal balance bears interest at 6-month LIBOR plus a margin of 2.63% with an increase of 25 bps every four years (2.80% at September 30, 2021). On October 8, 2021, Sempra Mexico used proceeds from borrowings against its committed and uncommitted lines of credit to fully repay $175 million of outstanding principal plus accrued and unpaid interest on the ESJ loan prior to its scheduled maturity in 2033, and recognized approximately $16 million ($10 million after tax and NCI) in charges associated with hedge termination costs and a write-off of unamortized debt issuance costs.
On October 13, 2021, Sempra Mexico used proceeds from borrowings against its committed and uncommitted lines of credit to fully repay $375 million of outstanding principal plus accrued and unpaid interest on the Ventika fixed- and variable-rate loans prior to scheduled maturity dates through 2032, and recognized approximately $34 million ($20 million after tax and NCI) in charges associated with hedge termination costs and a write-off of unamortized debt issuance costs.
Sempra LNG
In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement with a syndicate of nine banks for an aggregate principal amount of up to $1.6 billion. At September 30, 2021 and December 31, 2020, $291 million and $17 million, respectively, was outstanding, with a weighted-average interest rate of 2.84% and 2.82%, respectively. We discuss the details of this agreement in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
Parent and Other
On November 1, 2021, Sempra issued notices to redeem, at respective make-whole redemption prices, an aggregate principal amount of $2.35 billion of senior unsecured notes prior to scheduled maturities in 2022 through 2025. Upon redemption, which is scheduled to occur in December 2021, we expect to recognize approximately $128 million ($93 million after tax) in charges associated with the make-whole premiums from the early redemptions and write-off of unamortized discount and debt issuance costs. As a result of our expected early redemption, this debt was classified as Current Portion of Long-Term Debt and Finance Leases on Sempra’s Condensed Consolidated Balance Sheet at September 30, 2021.

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
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	September 30, 2021	December 31, 2020
Sempra:
Natural gas	MMBtu	(14)	5
Electricity	MWh	1	1
Congestion revenue rights	MWh	48	43
SDG&E:
Natural gas	MMBtu	10	16
Electricity	MWh	1	1
Congestion revenue rights	MWh	48	43
SoCalGas:
Natural gas	MMBtu	—	1

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
The following table presents the net notional amounts of our interest rate derivatives, excluding JVs.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	September 30, 2021		December 31, 2020
	Notional debt	Maturities	Notional debt	Maturities
Sempra:
Cash flow hedges	$747	2021-2034	$1,486	2021-2034
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
The following table presents the net notional amounts of our foreign currency derivatives, excluding JVs.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	September 30, 2021		December 31, 2020
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cross-currency swaps	$306	2021-2023	$306	2021-2023
Other foreign currency derivatives	130	2021-2023	1,764	2021-2022
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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2021
	Other current assets(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments	$—	$6	$(42)	$(134)
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	252	19	(300)	(21)
Associated offsetting commodity contracts	(225)	(15)	225	15
Associated offsetting cash collateral	—	—	11	—
Commodity contracts subject to rate recovery	50	76	(52)	(3)
Associated offsetting commodity contracts	(4)	—	4	—
Net amounts presented on the balance sheet	73	86	(154)	(143)
Additional cash collateral for commodity contracts not subject to rate recovery	47	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	30	—	—	—
Total(2)	$150	$86	$(154)	$(143)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$47	$76	$(18)	$(2)
Associated offsetting commodity contracts	(3)	—	3	—
Net amounts presented on the balance sheet	44	76	(15)	(2)
Additional cash collateral for commodity contracts subject to rate recovery	28	—	—	—
Total(2)	$72	$76	$(15)	$(2)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$3	$—	$(34)	$(1)
Associated offsetting commodity contracts	(1)	—	1	—
Net amounts presented on the balance sheet	2	—	(33)	(1)
Additional cash collateral for commodity contracts subject to rate recovery	2	—	—	—
Total	$4	$—	$(33)	$(1)
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

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended September 30,			Three months ended September 30,
	2021	2020	Location	2021	2020
Sempra:
Interest rate instruments	$7	$8	Interest Expense	$1	$(3)
Interest rate instruments	3	25	Equity Earnings(1)	(19)	(5)
Foreign exchange instruments	5	(2)	Revenues: Energy- Related Businesses	—	—
Foreign exchange instruments	3	(1)	Equity Earnings(1)	—	—
Interest rate and foreign exchange instruments	(3)	6	Other (Expense) Income, Net	(5)	4
Total	$15	$36		$(23)	$(4)

	Nine months ended September 30,			Nine months ended September 30,
	2021	2020	Location	2021	2020
Sempra:
Interest rate instruments	$27	$(42)	Interest Expense	$—	$(6)
Interest rate instruments	54	(175)	Equity Earnings(1)	(57)	(8)
Foreign exchange instruments	7	14	Revenues: Energy- Related Businesses	(1)	2
			Other (Expense) Income, Net	—	1
Foreign exchange instruments	5	9	Equity Earnings(1)	(1)	2
Interest rate and foreign exchange instruments	(2)	(31)	Interest Expense	—	(1)
			Other (Expense) Income, Net	(4)	(33)
Total	$91	$(225)		$(63)	$(43)
(1)    Equity earnings at Sempra Mexico are recognized after tax.

For Sempra, we expect that net losses of $104 million, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at September 30, 2021 is approximately 13 years for Sempra. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 18 years.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings
		Three months ended September 30,		Nine months ended September 30,
	Location	2021	2020	2021	2020
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$(154)	$(39)	$(344)	$25
Commodity contracts subject to rate recovery	Cost of Natural Gas	(26)	—	(24)	(6)
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	8	41	51	41
Foreign exchange instruments	Other (Expense) Income, Net	2	15	(22)	(97)
Total		$(170)	$17	$(339)	$(37)
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$8	$41	$51	$41
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(26)	$—	$(24)	$(6)
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
For Sempra, the total fair value of this group of derivative instruments in a liability position at September 30, 2021 and December 31, 2020 was $63 million and $16 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at September 30, 2021 and December 31, 2020 was $34 million and $6 million, respectively. At September 30, 2021, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $63 million and $34 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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

RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2021 and December 31, 2020. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair valued assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2020.
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
▪Rabbi Trust investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1). These investments in marketable securities were negligible at both September 30, 2021 and December 31, 2020.
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

RECURRING FAIR VALUE MEASURES – SEMPRA
(Dollars in millions)
	Fair value at September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$350	$6	$—	$356
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	40	12	—	52
Municipal bonds	—	320	—	320
Other securities	—	270	—	270
Total debt securities	40	602	—	642
Total nuclear decommissioning trusts(1)	390	608	—	998
Interest rate and foreign exchange instruments	—	6	—	6
Commodity contracts not subject to rate recovery	—	31	—	31
Effect of netting and allocation of collateral(2)	47	—	—	47
Commodity contracts subject to rate recovery	32	2	88	122
Effect of netting and allocation of collateral(2)	24	—	6	30
Support Agreement, net of related guarantee fees	—	—	7	7
Total	$493	$647	$101	$1,241

Liabilities:
Interest rate and foreign exchange instruments	$—	$176	$—	$176
Commodity contracts not subject to rate recovery	—	81	—	81
Effect of netting and allocation of collateral(2)	—	(11)	—	(11)
Commodity contracts subject to rate recovery	—	35	16	51
Support Agreement, net of related guarantee fees	—	—	2	2
Total	$—	$281	$18	$299
	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$358	$6	$—	$364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	41	24	—	65
Municipal bonds	—	326	—	326
Other securities	—	270	—	270
Total debt securities	41	620	—	661
Total nuclear decommissioning trusts(1)	399	626	—	1,025
Interest rate and foreign exchange instruments	—	25	—	25
Commodity contracts not subject to rate recovery	—	4	—	4
Effect of netting and allocation of collateral(2)	21	—	—	21
Commodity contracts subject to rate recovery	6	1	121	128
Effect of netting and allocation of collateral(2)	19	5	6	30
Support Agreement, net of related guarantee fees	—	—	7	7
Total	$445	$661	$134	$1,240

Liabilities:
Interest rate and foreign exchange instruments	$—	$186	$—	$186
Commodity contracts not subject to rate recovery	—	16	—	16
Commodity contracts subject to rate recovery	—	6	52	58
Support Agreement, net of related guarantee fees	—	—	4	4
Total	$—	$208	$56	$264
(1)    Excludes cash, cash equivalents and receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$350	$6	$—	$356
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	40	12	—	52
Municipal bonds	—	320	—	320
Other securities	—	270	—	270
Total debt securities	40	602	—	642
Total nuclear decommissioning trusts(1)	390	608	—	998
Commodity contracts subject to rate recovery	32	—	88	120
Effect of netting and allocation of collateral(2)	22	—	6	28
Total	$444	$608	$94	$1,146

Liabilities:
Commodity contracts subject to rate recovery	$—	$1	$16	$17
Total	$—	$1	$16	$17

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$358	$6	$—	$364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	41	24	—	65
Municipal bonds	—	326	—	326
Other securities	—	270	—	270
Total debt securities	41	620	—	661
Total nuclear decommissioning trusts(1)	399	626	—	1,025
Commodity contracts subject to rate recovery	5	—	121	126
Effect of netting and allocation of collateral(2)	18	—	6	24
Total	$422	$626	$127	$1,175

Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$52	$52
Total	$—	$—	$52	$52
(1)    Excludes cash, cash equivalents and receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$2	$—	$2
Effect of netting and allocation of collateral(1)	2	—	—	2
Total	$2	$2	$—	$4

Liabilities:
Commodity contracts subject to rate recovery	$—	$34	$—	$34
Total	$—	$34	$—	$34

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$1	$1	$—	$2
Effect of netting and allocation of collateral(1)	1	5	—	6
Total	$2	$6	$—	$8

Liabilities:
Commodity contracts subject to rate recovery	$—	$6	$—	$6
Total	$—	$6	$—	$6
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended September 30,
	2021	2020
Balance at July 1	$80	$17
Realized and unrealized losses	(35)	(4)
Allocated transmission instruments	1	1
Settlements	26	19
Balance at September 30	$72	$33
Change in unrealized gains (losses) relating to instruments still held at September 30	$9	$7

	Nine months ended September 30,
	2021	2020
Balance at January 1	$69	$28
Realized and unrealized losses	(29)	(18)
Allocated transmission instruments	(1)	2
Settlements	33	21
Balance at September 30	$72	$33
Change in unrealized gains (losses) relating to instruments still held at September 30	$5	$(1)
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

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2021	$24.05	to	$130.40	$57.36
2020	19.45	to	71.25	38.14
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

LEVEL 3 RECONCILIATION
(Dollars in millions)
	Three months ended September 30,
	2021	2020
Balance at July 1	$4	$—
Realized and unrealized gains(1)	3	7
Settlements	(2)	(1)
Balance at September 30(2)	$5	$6
Change in unrealized gains (losses) relating to instruments still held at September 30	$3	$6

	Nine months ended September 30,
	2021	2020
Balance at January 1	$3	$—
Realized and unrealized gains(1)	8	7
Settlements	(6)	(1)
Balance at September 30(2)	$5	$6
Change in unrealized gains (losses) relating to instruments still held at September 30	$7	$6
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statement of Operations.
(2)    Includes $7 million in Other Current Assets offset by $2 million in Deferred Credits and Other at September 30, 2021 on Sempra’s Condensed Consolidated Balance Sheet.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	September 30, 2021
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra:
Long-term amounts due from unconsolidated affiliates(1)	$687	$—	$697	$—	$697
Long-term amounts due to unconsolidated affiliates	328	—	347	—	347
Total long-term debt(2)	21,966	—	24,288	—	24,288
SDG&E:
Total long-term debt(3)	$6,418	$—	$7,263	$—	$7,263
SoCalGas:
Total long-term debt(4)	$4,759	$—	$5,373	$—	$5,373

	December 31, 2020
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra:
Long-term amounts due from unconsolidated affiliates(1)	$786	$—	$817	$—	$817
Long-term amounts due to unconsolidated affiliates	275	—	266	—	266
Total long-term debt(2)	22,259	—	25,478	—	25,478
SDG&E:
Total long-term debt(3)	$6,253	$—	$7,384	$—	$7,384
SoCalGas:
Total long-term debt(4)	$4,759	$—	$5,655	$—	$5,655
(1)    Before allowances for credit losses of $1 million and $3 million at September 30, 2021 and December 31, 2020, respectively. Includes $2 million and $3 million in Due From Unconsolidated Affiliates – Current at September 30, 2021 and December 31, 2020, respectively.
(2)    Before reductions of unamortized discount and debt issuance costs of $266 million and $268 million at September 30, 2021 and December 31, 2020, respectively, and excluding finance lease obligations of $1,336 million and $1,330 million at September 30, 2021 and December 31, 2020, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $62 million and $52 million at September 30, 2021 and December 31, 2020, respectively, and excluding finance lease obligations of $1,279 million and $1,276 million at September 30, 2021 and December 31, 2020, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $37 million and $40 million at September 30, 2021 and December 31, 2020, respectively, and excluding finance lease obligations of $57 million and $54 million at September 30, 2021 and December 31, 2020, respectively.

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

The Samuel Lawrence Foundation filed a writ petition under the California Coastal Act in LA Superior Court in December 2019 seeking to invalidate the coastal development permit and to obtain injunctive relief to stop decommissioning work. The petition was denied in September 2021. In September 2020, the foundation filed another writ petition under the California Coastal Act in LA Superior Court seeking to set aside the California Coastal Commission’s July 2020 approval of the inspection and maintenance plan for the SONGS’ canisters and to obtain injunctive relief to stop decommissioning work. A trial date for this petition has been set for April 2022. To date, decommissioning work has not been interrupted as a result of these writ petitions.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At September 30, 2021:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$52	$—	$—	$52
Municipal bonds(2)	307	14	(1)	320
Other securities(3)	261	10	(1)	270
Total debt securities	620	24	(2)	642
Equity securities	103	255	(2)	356
Cash and cash equivalents	7	—	—	7
Payables, net	(2)	—	—	(2)
Total	$728	$279	$(4)	$1,003
At December 31, 2020:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$64	$1	$—	$65
Municipal bonds	308	18	—	326
Other securities	253	17	—	270
Total debt securities	625	36	—	661
Equity securities	112	254	(2)	364
Cash and cash equivalents	3	—	—	3
Payables, net	(9)	—	—	(9)
Total	$731	$290	$(2)	$1,019
(1)    Maturity dates are 2021-2051.
(2)    Maturity dates are 2022-2056.
(3)    Maturity dates are 2021-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NDT
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Proceeds from sales	$187	$294	$729	$1,091
Gross realized gains	9	9	48	108
Gross realized losses	(1)	(2)	(4)	(13)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION AND SPENT NUCLEAR FUEL
The present value of SDG&E’s ARO related to decommissioning costs for the SONGS units was $551 million at September 30, 2021. That amount includes the cost to decommission Units 2 and 3, and the remaining cost to complete the decommissioning of Unit 1, which is substantially complete. The ARO for all three units is based on a cost study prepared in 2017 that is pending CPUC approval. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. SDG&E’s share of total decommissioning costs in 2021 dollars is approximately $886 million.
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

NOTE 11. COMMITMENTS AND CONTINGENCIES
LEGAL PROCEEDINGS
We accrue losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued, may exceed, and in some cases have exceeded, applicable insurance coverage and could materially adversely affect our business, cash flows, results of operations, financial condition and/or prospects. Unless otherwise indicated, we are unable to estimate reasonably possible losses or a range of losses in excess of any amounts accrued.
At September 30, 2021, loss contingency accruals for legal matters, including associated legal fees and regulatory matters related to the Leak, that are probable and estimable were $2,076 million for Sempra, including $1,998 million for SoCalGas. Amounts for Sempra and SoCalGas include $1,973 million for matters related to the Leak, which we discuss below.

SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County. As described below, numerous lawsuits, investigations and regulatory proceedings have been initiated in response to the Leak, resulting in significant costs, which together with other Leak-related costs are discussed below in “Cost Estimates, Accounting Impact and Insurance.”
Civil Litigation – Litigation Subject to Agreements to Resolve. As of November 1, 2021, 416 lawsuits including approximately 36,000 plaintiffs (the Individual Plaintiffs) were pending against SoCalGas and Sempra related to the Leak. All these cases are coordinated before a single court in the LA Superior Court for pretrial management.
In November 2017, in the coordinated proceeding, a Third Amended Consolidated Master Case Complaint for Individual Actions was filed on behalf of the Individual Plaintiffs, through which their separate lawsuits are managed for pretrial purposes. The consolidated complaint asserts causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment, loss of consortium, wrongful death and violations of Proposition 65 against SoCalGas and Sempra (excluding the Proposition 65 claims, the Individual Plaintiff Litigation). The consolidated complaint seeks compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, injunctive relief, costs of future medical monitoring, civil penalties, and attorneys’ fees.
In October 2018 and January 2019, complaints were filed on behalf of 51 firefighters stationed near the Aliso Canyon natural gas storage facility who allege they were injured by exposure to chemicals released during the Leak. The complaints against SoCalGas and Sempra assert causes of actions for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment and loss of consortium. The complaints seek compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, and attorneys’ fees. These complaints are included in the coordinated proceeding and the Individual Plaintiff Litigation.
On September 26, 2021, SoCalGas and Sempra entered into an agreement with counsel representing over 80% of the plaintiffs in the Individual Plaintiff Litigation to resolve the claims of all Individual Plaintiffs for a payment of up to $1.8 billion. The agreement is subject to acceptance by no fewer than roughly 97% of all plaintiffs in the Individual Plaintiff Litigation by June 1, 2022, although SoCalGas and Sempra have the right to waive such condition. The agreement, which requires each plaintiff who accepts a settlement to release all such plaintiff’s claims against SoCalGas, Sempra and their respective affiliates related to the Individual Plaintiff Litigation and the Leak, provides that the settlement amount will be reduced based on the number of plaintiffs who do not accept. The agreement is further subject to LA Superior Court approval of the process to allocate payments among the plaintiffs and a stay of the Individual Plaintiff Litigation. The plaintiffs who do not agree to participate in the settlement will be able to continue to pursue their claims.
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
On September 26, 2021, SoCalGas and Sempra entered into an agreement to settle the Property Class Action for a total amount of $40 million. If, following a fairness hearing at which any objections to the settlement will be heard, the LA Superior Court gives final approval of the settlement, the agreement provides for a release of SoCalGas, Sempra and their respective affiliates from all claims related to the Leak by all property class members who do not opt out of the class. Members of the property class who opt out of the settlement will have the right to pursue their claims on an individual basis.
On September 27, 2021, SoCalGas and Sempra entered into an agreement to settle the individual claims of the named plaintiffs in the Business Class Action for a total amount of $100,000 in exchange for a dismissal and release of SoCalGas, Sempra and their respective affiliates from all claims related to the Leak.
The Third Amended Consolidated Master Case Complaint for Individual Actions includes claims for violation of Proposition 65 seeking penalties for alleged violation of requirements to warn about certain chemical exposures as a result of the Leak. On November 4, 2021, SoCalGas entered into an agreement to settle these claims for a payment of approximately $2 million; in addition, SoCalGas agreed to implement certain measures to reduce emissions at the Aliso Canyon natural gas storage facility and to provide warnings to residents if benzene measured at the facility’s fence line exceeds certain levels. The settlement of these claims requires the approval of the LA Superior Court.
An adverse ruling in any of the lawsuits in the Individual Plaintiff Litigation filed by plaintiffs who do not agree to settle, any lawsuits filed by property class members who opt out of the Property Class Action settlement or by members of the putative Business Class Action, or the Proposition 65 claims described above if that settlement is not approved by the court, could have a material adverse effect on SoCalGas’ and Sempra’s cash flows, financial condition and results of operations. In addition, there can be no assurance that the conditions to resolve the Individual Plaintiff Litigation will be satisfied or that the LA Superior Court will approve the settlement for the Property Class Action.
In addition, a federal securities class action alleging violation of the federal securities laws was filed against Sempra and certain of its officers in July 2017 in the U.S. District Court for the Southern District of California. In March 2018, the court dismissed the action with prejudice, and in February 2021, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal. The time for appeal has passed and, as a result, this represents the final judgment in this proceeding.
Civil Litigation – Unresolved Litigation. Five property developers filed complaints in July and October of 2018 against SoCalGas and Sempra alleging causes of action for strict liability, negligence per se, negligence, continuing nuisance, permanent nuisance and violation of the California Unfair Competition Law, as well as claims for negligence against certain directors of SoCalGas. The complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees. The LA Superior Court has scheduled a trial for one or more of the developers in February 2022.
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
Regulatory Proceedings. In January 2016, CalGEM and the CPUC directed an independent analysis of the technical root cause of the Leak to be conducted by Blade. In May 2019, Blade released its report, which concluded that the Leak was caused by a failure of the production casing of the well due to corrosion and that attempts to stop the Leak were not effectively conducted, but did not identify any instances of non-compliance by SoCalGas. Blade concluded that SoCalGas’ compliance activities conducted prior to the Leak did not find indications of a casing integrity issue. Blade opined, however, that there were measures, none of which were required by gas storage regulations at the time, that could have been taken to aid in the early identification of corrosion and that, in Blade’s opinion, would have prevented or mitigated the Leak. The report also identified well safety practices and regulations that have since been adopted by CalGEM and implemented by SoCalGas.
In June 2019, the CPUC opened an OII to consider penalties against SoCalGas for the Leak, which it later bifurcated into two phases. The first phase will consider whether SoCalGas violated California Public Utilities Code Section 451 or other laws, CPUC orders or decisions, rules or requirements, whether SoCalGas engaged in unreasonable and/or imprudent practices with respect to its operation and maintenance of the Aliso Canyon natural gas storage facility or its related record-keeping practices, whether SoCalGas cooperated sufficiently with the Safety Enforcement Division (SED) of the CPUC and Blade during the pre-formal investigation, and whether any of the mitigation measures proposed by Blade should be implemented to the extent not already done. The SED, based largely on the Blade report, has alleged a total of 324 violations in the first phase, asserting that SoCalGas violated California Public Utilities Code Section 451 and failed to cooperate in the investigation and to keep proper records. Hearings on a subset of issues began in March 2021. The second phase will consider whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties, if any, should be imposed for any violations, unreasonable or imprudent practices, or failure to sufficiently cooperate with the SED as determined by the CPUC in the first phase. In addition, the second phase will determine the amounts of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs, which could result in little or no recovery of such costs by SoCalGas. SoCalGas has engaged in settlement discussions with the SED in connection with this proceeding.
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
In November 2020, the CPUC issued a decision on the interim range of gas inventory levels at the Aliso Canyon natural gas storage facility, setting the interim range between 0 Bcf and 34 Bcf. In November 2021, the CPUC issued a decision approving a new interim range of gas inventory levels of up to 41.16 Bcf. The CPUC may issue future changes to this interim range of authorized gas inventory levels before issuing a final inventory determination within the SB 380 OII proceeding.
At September 30, 2021, the Aliso Canyon natural gas storage facility had a net book value of $863 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, incur higher than expected operating costs and/or be required to make additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized. Any such outcome could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition and cash flows.
Cost Estimate, Accounting Impact and Insurance. SoCalGas has incurred significant costs for temporary relocation of community residents; to control the well and stop the Leak; to mitigate the natural gas released; to purchase natural gas to replace what was lost through the Leak; to defend against and, in certain cases, settle, civil and criminal litigation arising from the Leak; to pay the costs of the government-ordered response to the Leak, including the costs for Blade to conduct the root cause analysis described above; to respond to various government and agency investigations regarding the Leak; and to comply with increased regulation imposed as a result of the Leak. At September 30, 2021, SoCalGas estimates these costs related to the Leak are $3,199 million (the cost estimate), which includes $1,279 million of costs recovered or probable of recovery from insurance. This cost estimate may increase significantly as more information becomes available. A portion of the cost estimate has been paid, and $1,976 million is accrued as Reserve for Aliso Canyon Costs at September 30, 2021 on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets.
In the first quarter of 2020, SoCalGas recorded $277 million in costs, inclusive of estimated legal costs, related to settlement discussions in connection with civil litigation described above. Of this amount, $177 million was recorded in Insurance Receivable for Aliso Canyon Costs on the SoCalGas and Sempra Condensed Consolidated Balance Sheets and $100 million ($72 million after tax) was recorded in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Condensed Consolidated Statements of Operations. In the third quarter of 2020, SoCalGas recorded an additional charge of $27 million ($22 million after tax) related to the OII described above in “Regulatory Proceedings.”
As a result of entering into the September 26 and 27, 2021 agreements described above, SoCalGas recorded an additional charge of $1.57 billion ($1.13 billion after tax) in the third quarter of 2021 in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Condensed Consolidated Statements of Operations. Sempra has elected to make equity contributions to SoCalGas that are sufficient to maintain SoCalGas’ approved capital structure in connection with the accruals related to these agreements. In connection with this election, in September 2021, Sempra made an initial equity contribution of $800 million to SoCalGas.
Except for the amounts paid or estimated to settle certain legal and regulatory matters as described above, the cost estimate does not include the matters that we describe above in “Civil Litigation – Unresolved Litigation” and “Regulatory Proceedings.” to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs for damages, restitution, civil or administrative fines or penalties, defense, settlement or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. These costs or losses not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s cash flows, financial condition and results of operations.
We have received insurance payments for many of the categories of costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. At September 30, 2021, we recorded the expected recovery of the cost estimate related to the Leak of $414 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $865 million of insurance proceeds we received through September 30, 2021. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra’s cash flows, financial condition and results of operations.
Sempra Mexico
Energía Costa Azul
We describe below certain land and customer disputes and permit challenges affecting our ECA Regas Facility and our proposed ECA LNG liquefaction projects. One or more unfavorable final decisions on these disputes or challenges could materially adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility and have a material adverse effect on Sempra’s business, cash flows, financial condition, results of operations and/or prospects.
Land Disputes. IEnova has been engaged in a long-running land dispute relating to property adjacent to its ECA Regas Facility that allegedly overlaps with land owned by the ECA Regas Facility (the facility, however, is not situated on the land that is the subject of this dispute), as follows:
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
In addition, four cases involving two adjacent areas of real property on which part of the ECA Regas Facility is situated, each brought by a single plaintiff or her descendants, remain pending against the facility, as follows:
▪The first disputed area is subject to a claim in the federal Agrarian Court that has been ongoing since 2006, in which the plaintiff seeks to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The proceeding, which seeks an order that SEDATU annul the ECA Regas Facility’s competing property title, was initiated in 2006 and, in July 2021, a decision was issued in favor of the ECA Regas Facility. We expect the plaintiff may appeal.
▪The second disputed area is one parcel adjacent to the ECA Regas Facility that allegedly overlaps with land on which the ECA Regas Facility is situated, which is subject to a claim in the federal Agrarian Court and two claims in Mexican civil courts. The ECA Regas Facility first bought the property from the federal government in 2003; however, to resolve an ownership controversy, the ECA Regas Facility bought the property a second time in 2008 from the plaintiff. Nevertheless, the plaintiff sued in 2013 for the nullity of both titles. The Agrarian Court ruled in favor of the plaintiff in May 2021, nullifying the first property title. IEnova appealed the ruling in July 2021, which is pending resolution. The ECA Regas Facility continues to hold the second property title to the land. The two civil court proceedings, which seek to invalidate the contract by which the ECA Regas Facility purchased for the second time the applicable parcel of land on which the ECA Regas Facility is situated on the grounds that the purchase price was allegedly unfair, are progressing at different stages. In the first civil case, initiated in 2013, the court ruled in favor of the ECA Regas Facility, and the decision was affirmed on appeal. The descendants of the same plaintiff filed the second civil case in 2019, which was dismissed by the court. However, the dismissal has been appealed.
Certain of these land disputes involve land on which portions of the ECA LNG liquefaction facilities, including ECA LNG Phase 1 currently under construction, are proposed to be situated or on which portions of the ECA Regas Facility that would be necessary for the operation of the proposed ECA LNG liquefaction facilities are situated.
Environmental and Social Impact Permits. Several administrative challenges are pending before Mexico’s Secretariat of Environment and Natural Resources (the Mexican environmental protection agency) and Federal Tax and Administrative Courts, seeking revocation of the environmental impact authorization issued to the ECA Regas Facility in 2003. These cases generally allege that the conditions and mitigation measures in the environmental impact authorization are inadequate and challenge findings that the activities of the terminal are consistent with regional development guidelines.
In 2018 and 2021, three related claimants filed separate challenges in the federal district court in Ensenada, Baja California in relation to the environmental and social impact permits issued by each of ASEA and SENER to ECA LNG authorizing natural gas liquefaction activities at the ECA Regas Facility, as follows:

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
▪In the second case, the initial request for a provisional injunction was denied. That decision was reversed on appeal in January 2020, resulting in the issuance of a new injunction against the permits that were issued by ASEA and SENER. This injunction has uncertain application absent clarification by the court; therefore, the natural gas liquefaction activities have not been affected.
▪In the third case, a group of residents filed a complaint in June 2021 against various federal and state authorities alleging deficiencies in the public consultation process for the issuance of the permits. The case is awaiting proceedings.
Customer Dispute. In May 2020, the two third-party capacity customers at the ECA Regas Facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by IEnova and a force majeure event. Citing these circumstances, the customers subsequently stopped making payments of amounts due under their respective LNG storage and regasification agreements. IEnova has rejected the customers’ assertions and has drawn on the customers’ letters of credit provided as payment security. The parties engaged in discussions under the applicable contractual dispute resolution procedures without coming to a mutually acceptable resolution. In July 2020, Shell Mexico submitted a request for arbitration of the dispute and although Gazprom has joined the proceeding, Gazprom has since replenished the amounts drawn on its letter of credit and has resumed making regular monthly payments under its LNG storage and regasification agreement. As a consequence, IEnova is not currently drawing on Gazprom’s letter of credit but expects to continue to draw on Shell Mexico’s letter of credit. IEnova intends to avail itself of its available claims, defenses, rights and remedies in the arbitration proceeding, including seeking dismissal of the customers’ claims. In addition to the arbitration proceeding, Shell Mexico also filed a constitutional challenge to the CRE’s approval of the update to the general terms and conditions and an additional constitutional claim against the issuance of the liquefaction permit. Shell Mexico’s request to stay the CRE’s approval of the general terms and conditions was denied in October 2020 and upheld on appeal. A decision on the merits is pending. The claim regarding the liquefaction permit issuance was denied in March 2021 and upheld on appeal. A hearing on the merits of the arbitration case was held in October 2021.
One or more unfavorable final decisions on these disputes or challenges could materially adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility and have a material adverse effect on Sempra’s business, cash flows, financial condition, results of operations and/or prospects.
Sonora Pipeline
Guaymas-El Oro Segment. IEnova’s Sonora natural gas pipeline consists of two segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. In 2015, the Yaqui tribe, with the exception of some members living in the Bácum community, granted its consent and a right-of-way easement agreement for the construction of the Guaymas-El Oro segment of the Sonora natural gas pipeline that crosses its territory. Representatives of the Bácum community filed a legal challenge in Mexican federal court demanding the right to withhold consent for the project, the stoppage of work in the Yaqui territory and damages. In 2016, the judge granted a suspension order that prohibited the construction of such segment through the Bácum community territory. Because the pipeline does not pass through the Bácum community, IEnova did not believe the 2016 suspension order prohibited construction in the remainder of the Yaqui territory. Construction of the Guaymas-El Oro segment was completed, and commercial operations began in May 2017.
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
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the arbitration process ended when IEnova and the CFE reached an agreement to restart natural gas transportation service on the earlier of completion of repair of the damaged pipeline or January 15, 2020, and to modify the tariff structure and extend the term of the contract by 10 years. Subsequently, IEnova and the CFE agreed to extend the service start date multiple times, most recently to March 14, 2022. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by March 14, 2022, and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits.
At September 30, 2021, Sempra Mexico had $436 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if IEnova is unable to make such repairs (which have not commenced) or re-route the pipeline (which has not been agreed to by the parties) and resume operations in the Guaymas-El Oro segment of the Sonora pipeline or if IEnova terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Sasabe-Puerto Libertad-Guaymas Segment. In June 2014, IEnova and a landowner agreed to enter into a voluntary right-of-way easement agreement for the construction and operation of a seven-mile section of the 314-mile Sasabe-Puerto Libertad-Guaymas segment of the Sonora natural gas pipeline on the landowner’s property. However, in 2015, the landowner filed a complaint demanding the easement agreement be nullified. In September 2021, a definitive and non-appealable judgment was issued declaring the easement agreement nullified and ordering the removal of the pipeline from the landowner’s property. IEnova intends to file a special judicial action whereby it will ask a civil court to acknowledge the existence of the easement and to determine the consideration the landowner should receive in exchange for the easement. The failure to stay this judgment pending the resolution of IEnova’s planned special judicial action or prevail in preserving the easement in the special judicial action could require us to modify the route of the pipeline and could require a temporary shutdown of this portion of the pipeline, which could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Regulatory and Other Actions by the Mexican Government
We describe below certain actions by the Mexican government that could have a material impact on the energy sector in Mexico. IEnova and other parties affected by these resolutions, orders, decrees, regulations and proposed amendments to Mexican law have challenged them by filing amparo and other claims, some of which have been granted injunctive relief. The court-ordered injunctions or suspensions provide temporary relief until Mexico’s Federal District Court or Supreme Court ultimately resolves the amparo and other claims. If passed in its current form, the proposed constitutional reform described below introduces significant changes to the legal and economic principles underlying the country’s energy reform of 2013, generating imminent risks for private investments in this sector. An unfavorable decision on one or more of these amparo or other challenges, the potential for extended disputes, or if passed in its current form, the proposed constitutional reform may impact our ability to operate our facilities at existing levels or at all, may result in increased costs for IEnova and its customers, may adversely affect our ability to develop new projects, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on our business, financial condition, results of operations, cash flows and/or prospects.
Transmission Rates for Legacy Generation Facilities. In May 2020, the CRE approved an update to the transmission rates included in legacy renewable and cogeneration energy contracts based on the claim that the legacy transmission rates did not reflect fair and proportional costs for providing the applicable services and, therefore, created inequitable competitive conditions. Three of IEnova’s renewable energy facilities (Don Diego Solar, Border Solar and Ventika) are currently holders of contracts with such legacy rates, and under the terms of these contracts any increases in the transmission rates would be passed through directly to their customers. These renewable energy facilities have obtained injunctive relief but are required to guarantee the difference in tariffs, which could be material, until the claims are definitively resolved by the courts. The three facilities obtained favorable resolutions from a lower court and the CRE has appealed one of these decisions.
Offtakers of Legacy Generation Permits. In October 2020, the CRE approved a resolution to amend the rules for the inclusion of new offtakers of legacy generation and self-supply permits (the Offtaker Resolution), which became effective immediately. The Offtaker Resolution prohibits self-supply permit holders from adding new offtakers that were not included in the original development or expansion plans, making modifications to the amount of energy allocated to the named offtakers, and including load centers that have entered into a supply arrangement under Mexico’s Electricity Industry Law. Don Diego Solar, Border Solar and Ventika are holders of self-supply permits and are impacted by the Offtaker Resolution. If IEnova is not able to obtain legal protection for these impacted facilities, IEnova expects it will sell Border Solar’s capacity and a portion of Don Diego Solar’s capacity affected by the Offtaker Resolution into the spot market. Currently, prices in the spot market are significantly lower than the fixed prices in the PPAs that were entered into through self-supply permits. At September 30, 2021, Sempra Mexico had $14 million in other intangible assets, net, related to these self-supply permits previously granted by the CRE and impacted by the

Offtaker Resolution that could be subject to impairment if IEnova is unable to obtain adequate legal protection. IEnova has filed lawsuits against the Offtaker Resolution and received injunctive relief pending final resolution.
Amendments to Mexico’s Electricity Industry Law. In March 2021, the Mexican government published a decree with amendments to Mexico’s Electricity Industry Law that include some public policy changes, including establishing priority of dispatch for CFE plants over privately owned plants. According to the decree, these amendments were to become effective on March 10, 2021, and SENER, the CRE and CENACE were to have 180 calendar days to modify, as necessary, all resolutions, policies, criteria, manuals and other regulations applicable to the power industry to conform with this decree. However, a Mexican court issued a suspension of the amendments on March 19, 2021, and it is expected that Mexico’s Supreme Court will ultimately settle the matter. If the proposed amendments are affirmed by the Supreme Court, the CRE may be required to revoke self-supply permits granted under the former electricity law, which were grandfathered when the new Electricity Industry Law was enacted, under a legal standard that is ambiguous and not well defined under the law.
Amendments to Mexico’s Hydrocarbons Law. In May 2021, amendments to Mexico’s Hydrocarbons Law were published and became effective. The amendments grant SENER and the CRE additional powers to suspend and revoke permits related to the midstream and downstream sectors. Suspension of permits will be determined by SENER or the CRE when a danger to national security, energy security, or to the national economy is foreseen. Likewise, new grounds for the revocation of permits are in place if the permit holder (i) carries out its activity with illegally imported products; (ii) fails, on more than one occasion, to comply with the provisions applicable to quantity, quality and measurement of the products; or (iii) modifies the technical conditions of its infrastructure without authorization. Additionally, in the case of existing permits, authorities will revoke those permits that fail to comply with the minimum storage requirements established by SENER or fail to comply with requirements or violate provisions established by the amended Hydrocarbons Law. All of IEnova’s facilities participating in the hydrocarbons sector filed lawsuits against the initiative to reform the Hydrocarbons Law and received injunctive relief pending a final resolution by the courts. In May 2021, a Mexican district court ordered the suspension of several of the provisions of the amendments with general application across the sector. In 2021, district courts issued judgments that the amendments do not affect the interests of the companies at this time and, as a result, dismissed the amparo lawsuits filed by several companies in the market, including three of the five lawsuits filed by IEnova. These judgments have been appealed and the granted suspensions will remain valid until the lawsuits are definitively resolved.
Amendments to Mexico’s General Foreign Trade Rules. In June 2021, amendments to Mexico’s General Foreign Trade Rules went into effect, which establish that only state-owned companies may import and export hydrocarbons, refined products, petrochemicals, and biofuels through channels other than those authorized (LDA authorization). These amendments prevent non-state-owned companies from (i) obtaining LDA authorizations, which affect new projects that have not obtained such approval, and (ii) renewing existing LDA authorizations, which affect operational projects and those under construction. The ECA Regas Facility and the Veracruz terminal have LDA authorizations that are valid through 2023 and, as a preventive measure, have filed amparo claims to challenge the newly introduced barrier to renew their existing LDA authorizations. In order to start operations at terminals currently under construction or in development in the vicinity of Topolobampo, Manzanillo and Ensenada, including the proposed ECA LNG liquefaction projects, IEnova filed amparo claims to challenge such amendments that prevent them from obtaining LDA authorizations in the future.
Proposed Constitutional Reform in Mexico. In September 2021, the President of Mexico presented a constitutional reform initiative with the stated goal of preserving energy security and self-sufficiency, and a continuous supply of electricity to the country’s population, as a condition for guaranteeing national security and the human right to a decent life. The CRE and the National Commission of Hydrocarbons would be dissolved, and their functions would be carried out by SENER. CENACE would be reinstated to the CFE, and the CFE would be responsible for generating, conducting, transforming, distributing and supplying electricity, and would be the only entity allowed to commercialize electric energy in Mexico. Electricity generation permits and contracts for the sale of electricity to the CFE, including permits at all of IEnova’s operational power generation facilities, would be canceled. The public electricity supply service would be provided exclusively by the CFE, which may acquire up to 46% of required energy from the private sector. Only certain private power plants would be permitted to continue generating electricity and compete to offer the CFE the lowest production costs.
The initiative must first be submitted to a vote and approved in the respective plenary sessions of the Chamber of Deputies and the Chamber of Senators in Mexico. Additionally, the initiative must be approved by a two-thirds vote of Mexico’s Federal Congress and by the majority of the legislatures of the Mexican States and published in the Federal Official Gazette to be in force. Sempra Mexico is following this legislative procedure while assessing alternatives for its project companies. If passed in its current form, the initiative could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or prospects, our ability to recover the carrying values of our investments in Mexico, and our ability to operate existing facilities and develop new energy projects in the country.

Other Litigation
RBS Sempra Commodities
Sempra holds an equity method investment in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. RBS, now NatWest Markets plc, our partner in the JV, paid an assessment of £86 million (approximately $138 million in U.S. dollars) in October 2014 to HMRC for denied VAT refund claims filed in connection with the purchase of carbon credit allowances by RBS SEE, a subsidiary of RBS Sempra Commodities. RBS SEE was subsequently sold to J.P. Morgan Chase & Co. and later to Mercuria Energy Group, Ltd. HMRC asserted that RBS was not entitled to reduce its VAT liability by VAT paid on certain carbon credit purchases during 2009 because RBS knew or should have known that certain vendors in the trading chain did not remit their own VAT to HMRC. In July 2021, RBS entered into a settlement with HMRC that resolved this matter.
In 2015, liquidators filed a claim in the High Court of Justice against RBS and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and for compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $61 million in U.S. dollars at September 30, 2021), plus costs and interest. In October 2020, the High Court of Justice assessed costs and interest to be approximately £21 million (approximately $28 million in U.S. dollars at September 30, 2021) as of that date, with interest continuing to accrue. The Defendants appealed and, in May 2021, the Court of Appeal set aside the High Court of Justice’s decision and ordered a retrial. The Liquidating Companies in the High Court of Justice case have applied to the Supreme Court for permission to appeal the Court of Appeals’ decision. J.P. Morgan Chase & Co. has notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and J.P. Morgan Chase & Co. has in turn sought indemnity from Sempra and RBS.
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
Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra are defendants in personal injury lawsuits brought in state courts throughout the U.S. As of November 1, 2021, three such lawsuits are pending, all of which have been served. These cases allege illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They seek compensatory and punitive damages. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding. The costs to defend or resolve these lawsuits and the amount of damages that may be imposed or incurred could have a material adverse effect on Sempra’s cash flows, financial condition and results of operations.
Ordinary Course Litigation
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
Leases that Have Not Yet Commenced
SDG&E has entered into a battery storage tolling agreement that it expects will commence in the fourth quarter of 2021. SDG&E expects to account for the tolling agreement as an operating lease upon commencement and expects the future minimum lease payments to be $1 million in 2021, $10 million in each of 2022 through 2025 and $103 million thereafter until expiration in 2036.
Lessor Accounting
Sempra Mexico is a lessor for certain of its natural gas and ethane pipelines, compressor stations, LPG storage facilities, a rail facility and two liquid fuels terminals.
Generally, we recognize operating lease income on a straight-line basis over the lease term and evaluate the underlying asset for impairment. Certain of our leases contain rate adjustments or are based on foreign currency exchange rates that may result in lease payments received that vary in amount from one period to the next.
In July 2021, a rail facility agreement commenced, which Sempra Mexico is accounting for as a sales-type lease. The rail facility is being used by the lessee to transport liquid fuels out of the Veracruz terminal. The lessee has the right to direct the use of the rail facility and will obtain substantially all of the economic benefits of the rail facility. At lease commencement, Sempra Mexico derecognized the $44 million carrying value of the rail facility from PP&E and recognized a net investment in sales-type lease asset of $60 million and a selling profit of $16 million. The agreement expires in 2041 and will automatically renew for successive five-year terms unless written notice is provided by Sempra Mexico or the lessee. Fixed lease payments are payable in the first five years of the agreement, which the lessee is required to pay even in the event of lease termination.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales-type leases:
Income recognized at lease commencement	$16	$—	$16	$1
Interest income	2	—	2	1
Total revenues from sales-type leases(1)	$18	$—	$18	$2

Operating leases:
Fixed lease payments	$80	$48	$192	$145
Variable lease payments	2	1	3	1
Total revenues from operating leases(1)	$82	$49	$195	$146

Depreciation expense	$13	$10	$35	$29
(1)     Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first nine months of 2021 to contractual commitments discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.
LNG Purchase Agreement
Sempra LNG has a sale and purchase agreement for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2021 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra LNG. At September 30, 2021, we expect the commitment amount to decrease by $277 million in 2021 and then increase by $496 million in 2022, $279 million in 2023, $197 million in 2024, $153 million in 2025 and by $499 million thereafter (through contract termination in 2029) compared to December 31, 2020, reflecting changes in estimated forward prices since December 31, 2020 and actual transactions for the first nine months of 2021. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.
OTHER COMMITMENTS
Franchise Agreements
In December 2020, the City of San Diego and SDG&E agreed to extend SDG&E’s natural gas and electric franchises for the city to June 1, 2021. After completing a competitive bid process, on June 8, 2021, the City of San Diego approved ordinances granting to SDG&E the natural gas and electric franchises for the city. These franchise agreements provide SDG&E the opportunity to serve the City of San Diego for the next 20 years, consisting of 10-year agreements that will automatically renew for an additional 10 years unless the City Council voids the automatic renewal with a supermajority vote. The agreements went into effect in July 2021. Over the 20-year term of the agreements, SDG&E will make principal payments of $110 million and interest payments of $13 million as consideration for the natural gas and electric franchise agreements. The consideration paid will not be recovered from customers and will be amortized over 20 years. SDG&E paid $11 million to the City of San Diego in the first nine months of 2021. At September 30, 2021, SDG&E has commitments to make future payments of $14 million per year in 2022 through 2024, $15 million in 2025 and $55 million thereafter.
Two lawsuits have been filed in the California Superior Court challenging the City’s process for its award of the natural gas and electric franchises and seeking to declare the franchise agreements null and void.
ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $46 million for Sempra, $17 million for SDG&E and $15 million for SoCalGas at September 30, 2021.

NOTE 12. SEGMENT INFORMATION
We have five separately managed reportable segments, as follows:
▪SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.
▪SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.
▪Sempra Texas Utilities holds our investment in Oncor Holdings, which owns an 80.25% interest in Oncor, a regulated electric transmission and distribution utility serving customers in the north-central, eastern, western and panhandle regions of Texas; and our indirect, 50% interest in Sharyland Holdings, L.P., which owns Sharyland Utilities, L.L.C., a regulated electric transmission utility serving customers near the Texas-Mexico border.
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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUES
SDG&E	$1,464	$1,472	$4,119	$3,976
SoCalGas	1,106	842	3,738	3,247
Sempra Mexico	597	351	1,368	935
Sempra LNG	119	63	367	255
All other	2	—	4	1
Adjustments and eliminations	—	2	(1)	—
Intersegment revenues(1)	(275)	(86)	(582)	(215)
Total	$3,013	$2,644	$9,013	$8,199
INTEREST EXPENSE
SDG&E	$104	$103	$307	$307
SoCalGas	39	39	118	119
Sempra Mexico	43	31	122	95
Sempra LNG	4	8	10	39
All other	77	93	240	304
Intercompany eliminations	(8)	(10)	(21)	(46)
Total	$259	$264	$776	$818
INTEREST INCOME
SDG&E	$—	$1	$1	$2
SoCalGas	—	—	—	2
Sempra Mexico	12	14	36	47
Sempra LNG	6	25	23	65
All other	1	—	2	3
Intercompany eliminations	(3)	(13)	(12)	(43)
Total	$16	$27	$50	$76
DEPRECIATION AND AMORTIZATION
SDG&E	$226	$200	$659	$598
SoCalGas	180	165	533	486
Sempra Mexico	60	47	168	141
Sempra LNG	3	2	8	7
All other	2	4	8	10
Total	$471	$418	$1,376	$1,242
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$90	$33	$168	$161
SoCalGas	(437)	(6)	(335)	95
Sempra Mexico	24	92	145	(161)
Sempra LNG	(11)	18	19	59
All other	(8)	(38)	(42)	(94)
Total	$(342)	$99	$(45)	$60
EQUITY EARNINGS (LOSSES)
Equity earnings (losses), before income tax:
Sempra Texas Utilities	$—	$1	$3	$1
Sempra LNG	137	116	404	257
All other	—	—	50	(100)
	137	117	457	158
Equity earnings, net of income tax:
Sempra Texas Utilities	207	208	480	457
Sempra Mexico	47	1	85	207
	254	209	565	664
Total	$391	$326	$1,022	$822

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$205	$178	$603	$633
SoCalGas	(1,126)	(24)	(625)	425
Sempra Texas Utilities	206	209	479	458
Sempra Mexico	164	50	225	302
Sempra LNG	1	71	194	207
Discontinued operations	—	(7)	—	1,840
All other	(98)	(126)	(226)	(515)
Total	$(648)	$351	$650	$3,350
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E			$1,560	$1,323
SoCalGas			1,417	1,345
Sempra Mexico			260	443
Sempra LNG			362	196
All other			7	6
Total			$3,606	$3,313

			September 30, 2021	December 31, 2020
ASSETS
SDG&E			$23,783	$22,311
SoCalGas			19,919	18,460
Sempra Texas Utilities			12,580	12,542
Sempra Mexico			11,339	10,752
Sempra LNG			3,335	2,205
All other			1,094	1,209
Intersegment receivables			(1,578)	(856)
Total			$70,472	$66,623
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utilities			$12,580	$12,542
Sempra Mexico			924	852
Sempra LNG			454	433
All other			—	1
Total			$13,958	$13,828
(1)    Revenues for reportable segments include intersegment revenues of $3 million, $24 million, $52 million and $196 million for the three months ended September 30, 2021; $7 million, $72 million, $114 million and $389 million for the nine months ended September 30, 2021; $1 million, $23 million, $18 million and $44 million for the three months ended September 30, 2020 and $4 million, $61 million, $69 million and $81 million for the nine months ended September 30, 2020 for SDG&E, SoCalGas, Sempra Mexico and Sempra LNG, respectively.

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

OVERALL RESULTS OF OPERATIONS OF SEMPRA
In the three months ended September 30, 2021, we reported losses of $(648) million and diluted EPS of $(2.03) compared to earnings of $351 million and diluted EPS of $1.21 for the same period in 2020. In the nine months ended September 30, 2021, we reported earnings of $650 million and diluted EPS of $2.09 compared to earnings of $3,350 million and diluted EPS of $11.43 for the same period in 2020. The change in diluted EPS in the three months ended September 30, 2021 compared to the same period in 2020 included a reduction in losses per share by $0.20 due to an increase in weighted-average common shares outstanding. The change in diluted EPS in the nine months ended September 30, 2021 compared to the same period in 2020 included a reduction in earnings per share by $0.13 due to an increase in weighted-average common shares outstanding. Our (losses) earnings and diluted EPS were impacted by variances discussed in “Segment Results” below.

SEGMENT RESULTS
This section presents (losses) earnings by Sempra segment, as well as Parent and other and discontinued operations, and a related discussion of the changes in segment (losses) earnings. Throughout the MD&A, our reference to (losses) earnings represents (losses) earnings attributable to common shares. Variance amounts presented are the after-tax (losses) earnings impact (based on applicable statutory tax rates), unless otherwise noted, and before NCI, where applicable.

SEMPRA (LOSSES) EARNINGS BY SEGMENT
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
SDG&E	$205	$178	$603	$633
SoCalGas	(1,126)	(24)	(625)	425
Sempra Texas Utilities	206	209	479	458
Sempra Mexico	164	50	225	302
Sempra LNG	1	71	194	207
Parent and other(1)	(98)	(126)	(226)	(515)
Discontinued operations	—	(7)	—	1,840
(Losses) earnings attributable to common shares	$(648)	$351	$650	$3,350
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.

SDG&E
The increase in earnings of $27 million (15%) in the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to:
▪$29 million charge in 2020 for amounts expected to be refunded to customers and a fine related to the Energy Efficiency Program inquiry; and
▪$27 million higher CPUC base operating margin, net of operating expenses; offset by
▪$18 million higher income tax expense primarily from flow-through items, net of associated regulatory revenues; and
▪$3 million lower AFUDC equity.
The decrease in earnings of $30 million (5%) in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to:
▪$62 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account;
▪$20 million lower electric transmission margin, including the following favorable impacts in 2020 from the March 2020 FERC-approved TO5 settlement proceeding:
◦$18 million to conclude a rate base matter, and
◦$9 million impact from the retroactive application of the final TO5 settlement for 2019; and
▪$8 million higher income tax expense primarily from flow-through items, net of associated regulatory revenues; offset by
▪$44 million charge in 2020 for amounts expected to be refunded to customers and a fine related to the Energy Efficiency Program inquiry; and
▪$14 million higher CPUC base operating margin, net of operating expenses and favorable resolution of regulatory matters in 2020.
SoCalGas
The increase in losses of $1,102 million in the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to:
▪$1,110 million increase in charges from impacts associated with the Aliso Canyon natural gas storage facility litigation and regulatory matters comprised of $1,132 million in 2021 compared to $22 million in 2020; offset by
▪$8 million higher CPUC base operating margin, net of operating expenses, AFUDC equity and other items.

Losses of $625 million in the nine months ended September 30, 2021 compared to earnings of $425 million for the same period in 2020 was primarily due to:
▪$1,038 million increase in charges from impacts associated with the Aliso Canyon natural gas storage facility litigation and regulatory matters comprised of $1,132 million in 2021 compared to $94 million in 2020; and
▪$64 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account; offset by
▪$30 million higher CPUC base operating margin, net of operating expenses; and
▪$12 million higher income tax benefits from forecasted flow-through items.
Sempra Texas Utilities
The decrease in earnings of $3 million (1%) in the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to lower equity earnings from Oncor Holdings driven by:
▪increased operating costs and expenses attributable to invested capital; and
▪lower revenues due to an annual energy efficiency program performance bonus recognized in 2020, but pending PUCT approval in 2021; offset by
▪increased revenues from rate updates to reflect increases in invested capital and customer growth.
The increase in earnings of $21 million (5%) in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to higher equity earnings from Oncor Holdings driven by:
▪increased revenues from rate updates to reflect increases in invested capital and customer growth; offset by
▪increased operating costs and expenses attributable to invested capital; and
▪lower revenues due to an annual energy efficiency program performance bonus recognized in 2020, but pending PUCT approval in 2021.
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
The increase in earnings of $114 million in the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to:
▪$62 million favorable impact from foreign currency and inflation effects net of foreign currency derivative effects comprised of a $29 million favorable impact in 2021 compared to a $33 million unfavorable impact in 2020;
▪$6 million earnings attributable to NCI at IEnova in 2021 compared to $22 million earnings in 2020, including the effects of the increase in our ownership of IEnova;
▪$14 million primarily due to the start of commercial operations of the Veracruz terminal in first quarter of 2021; and
▪$11 million selling profit on a sales-type lease relating to the commencement of a rail facility lease at the Veracruz terminal in the third quarter of 2021, which we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements; offset by
▪$6 million higher net interest expense.
The decrease in earnings of $77 million (25%) in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to:
▪$227 million unfavorable impact from foreign currency and inflation effects net of foreign currency derivative effects comprised of a $42 million unfavorable impact in 2021 compared to a $185 million favorable impact in 2020;
▪$29 million income tax expense in 2021 primarily from outside basis differences in JV investments and the remeasurement of certain deferred income taxes; and
▪$15 million higher net interest expense; offset by
▪$50 million earnings attributable to NCI at IEnova in 2021 compared to $193 million earnings in 2020, including the effects of the increase in our ownership of IEnova;
▪$16 million primarily due to the start of commercial operations of the Veracruz terminal in the first quarter of 2021; and
▪$11 million selling profit on a sales-type lease relating to the commencement of a rail facility lease at the Veracruz terminal in the third quarter of 2021.

Sempra LNG
The decrease in earnings of $70 million in the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to:
▪$65 million lower earnings from marketing operations, primarily driven by changes in natural gas prices; and
▪$11 million lower net interest income from lower intercompany balances with Parent and other; offset by
▪$15 million higher equity earnings from Cameron LNG JV primarily due to the three-train liquefaction project achieving full commercial operations in August 2020.
The decrease in earnings of $13 million (6%) in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to:
▪$122 million lower earnings from marketing operations due to losses in 2021 compared to gains in 2020, primarily driven by changes in natural gas prices;
▪$8 million lower net interest income from lower intercompany balances with Parent and other; and
▪$8 million of certain non‐capitalizable expenses at ECA LNG Phase 1 in 2021, which reached a final investment decision in November 2020; offset by
▪$115 million higher equity earnings from Cameron LNG JV primarily due to the three-train liquefaction project achieving full commercial operations in August 2020; and
▪$22 million income tax benefit in 2021 from the remeasurement of certain deferred income taxes.
Parent and Other
The decrease in losses of $28 million (22%) in the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to:
▪$37 million lower preferred dividends primarily as a result of $36 million lower dividends due to the mandatory conversion of all series A preferred stock and series B preferred stock in January 2021 and July 2021, respectively; and
▪$15 million lower net interest expense; offset by
▪$18 million income tax expense in 2021 compared to a $2 million income tax benefit in 2020 primarily due to a valuation allowance against certain tax credit carryforwards; and
▪$10 million lower net investment gains on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations.
The decrease in losses of $289 million in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to:
▪$50 million equity earnings in 2021 compared to $100 million equity losses in 2020 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs, which we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements;
▪$69 million lower preferred dividends as a result of $88 million lower dividends due to the mandatory conversion of all series A preferred stock and series B preferred stock in January 2021 and July 2021, respectively, offset by $19 million higher dividends due to the issuance of series C preferred stock in June 2020;
▪$48 million lower net interest expense;
▪$22 million lower operating costs retained at Parent and other; and
▪$9 million higher net investment gains on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations; offset by
▪$25 million higher income tax expense primarily due to:
◦$8 million higher income tax expense due to a valuation allowance against certain tax credit carryforwards,
◦$6 million higher consolidated California state income tax expense associated with income from our investments in Sempra LNG entities, and
◦$5 million lower income tax benefit related to share-based compensation.
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
Losses from discontinued operations of $7 million in the three months ended September 30, 2020 was due to a reduction to the gain on sale of our Chilean businesses as a result of post-closing adjustments.
Earnings from discontinued operations of $1,840 million in the nine months ended September 30, 2020 included:
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

The table below summarizes utilities revenues and cost of sales.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Natural gas revenues:
SoCalGas	$1,106	$842	$3,738	$3,247
SDG&E	157	134	585	498
Sempra Mexico	17	12	61	42
Eliminations and adjustments	(25)	(23)	(74)	(62)
Total	1,255	965	4,310	3,725
Electric revenues:
SDG&E	1,307	1,338	3,534	3,478
Eliminations and adjustments	(2)	(2)	(5)	(4)
Total	1,305	1,336	3,529	3,474
Total utilities revenues	$2,560	$2,301	$7,839	$7,199
Cost of natural gas(1):
SoCalGas	$240	$92	$736	$476
SDG&E	37	27	159	118
Sempra Mexico	13	2	25	8
Eliminations and adjustments	(8)	(7)	(28)	(20)
Total	$282	$114	$892	$582
Cost of electric fuel and purchased power(1):
SDG&E	$324	$430	$869	$921
Eliminations and adjustments	(12)	(1)	(41)	(3)
Total	$312	$429	$828	$918
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

CALIFORNIA UTILITIES AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
SoCalGas	$5.01	$1.95	$3.46	$2.21
SDG&E	5.40	3.79	4.62	3.56
In the three months ended September 30, 2021, our natural gas revenues increased by $290 million (30%) to $1.3 billion compared to the same period in 2020 primarily due to:
▪$264 million increase at SoCalGas, which included:
◦$148 million increase in cost of natural gas sold, which we discuss below,
◦$33 million higher non-service component of net periodic benefit cost in 2021, which fully offsets in Other (Expense) Income, net,
◦$31 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$26 million higher CPUC-authorized revenues, and
◦$20 million higher revenues from incremental and balanced capital projects; and
▪$23 million increase at SDG&E, which included:
◦$10 million increase in cost of natural gas sold, which we discuss below,
◦$6 million higher revenues primarily associated with PSEP, and
◦$3 million higher CPUC-authorized revenues.

In the three months ended September 30, 2021, our cost of natural gas increased by $168 million to $282 million compared to the same period in 2020 primarily due to:
▪$148 million increase at SoCalGas primarily due to higher average natural gas prices; and
▪$10 million increase at SDG&E primarily due to higher average natural gas prices.
In the nine months ended September 30, 2021, our natural gas revenues increased by $585 million (16%) to $4.3 billion compared to the same period in 2020 primarily due to:
▪$491 million increase at SoCalGas, which included:
◦$260 million increase in cost of natural gas sold, which we discuss below,
◦$116 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$94 million higher CPUC-authorized revenues,
◦$62 million higher revenues from incremental and balanced capital projects, and
◦$26 million higher non-service component of net periodic benefit cost in 2021, which fully offsets in Other (Expense), Income, net, offset by
◦$84 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account; and
▪$87 million increase at SDG&E, which included:
◦$41 million increase in cost of natural gas sold, which we discuss below,
◦$17 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$17 million higher CPUC-authorized revenues, and
◦$14 million higher revenues primarily associated with PSEP, offset by
◦$6 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account.
In the nine months ended September 30, 2021, our cost of natural gas increased by $310 million (53%) to $892 million compared to the same period in 2020 primarily due to:
▪$260 million increase at SoCalGas primarily due to higher average natural gas prices; and
▪$41 million increase at SDG&E primarily due to higher average natural gas prices.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended September 30, 2021, our electric revenues, substantially all of which are at SDG&E, decreased by $31 million (2%), remaining at $1.3 billion compared to the same period in 2020 primarily due to:
▪$106 million lower cost of electric fuel and purchased power, which we discuss below; and
▪$12 million lower recovery of costs associated with refundable programs, which revenues are offset in O&M; offset by
▪$36 million charge in 2020 for amounts expected to be refunded to customers related to the Energy Efficiency Program inquiry;
▪$15 million higher revenues associated with SDG&E’s wildfire mitigation plan;
▪$13 million higher CPUC-authorized revenues;
▪$9 million higher revenues associated with lower income tax benefits from flow-through items;
▪$5 million higher revenue from transmission operations; and
▪$5 million higher revenues associated with a new customer information system.
Our utility cost of electric fuel and purchased power decreased by $117 million (27%) to $312 million in the three months ended September 30, 2021 compared to the same period in 2020 due to:
▪$106 million at SDG&E primarily due to higher purchased power costs caused by increased demand in 2020 and a decrease in residential demand in 2021 from an increase in rooftop solar adoption; and
▪$11 million higher intercompany eliminations associated with sales between SDG&E and Sempra Mexico due to the acquisition of ESJ in March 2021.
In the nine months ended September 30, 2021, our electric revenues, substantially all of which are at SDG&E, increased by $55 million (2%), remaining at $3.5 billion compared to the same period in 2020 primarily due to:
▪$78 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M;
▪$51 million charge in 2020 for amounts expected to be refunded to customers related to the Energy Efficiency Program inquiry;

▪$33 million higher CPUC-authorized revenues;
▪$33 million higher revenues associated with SDG&E’s wildfire mitigation plan;
▪$15 million higher revenues associated with lower income tax benefits from flow-through items; and
▪$8 million higher revenues associated with a new customer information system; offset by
▪$77 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account;
▪$52 million lower cost of electric fuel and purchased power, which we discuss below;
▪$22 million lower revenues due to favorable resolution of regulatory matters in 2020; and
▪$13 million lower revenues from transmission operations, including the following favorable impacts in 2020 related to the March 2020 FERC-approved TO5 settlement proceeding:
◦$26 million to settle a rate base matter, and
◦$12 million impact from the retroactive application of the final TO5 settlement for 2019.
Our utility cost of electric fuel and purchased power decreased by $90 million (10%) to $828 million in the nine months ended September 30, 2021 compared to the same period in 2020 due to:
▪$52 million at SDG&E primarily due to higher purchased power costs caused by increased demand in 2020 and a decrease in residential demand in 2021 from an increase in rooftop solar adoption; and
▪$38 million higher intercompany eliminations associated with sales between SDG&E and Sempra Mexico due to the acquisition of ESJ in March 2021.
Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUES
Sempra Mexico	$580	$339	$1,307	$893
Sempra LNG	119	63	367	255
Parent and other(1)	(246)	(59)	(500)	(148)
Total revenues	$453	$343	$1,174	$1,000
COST OF SALES(2)
Sempra Mexico	$247	$89	$488	$202
Sempra LNG	207	62	419	145
Parent and other(1)	(234)	(61)	(459)	(147)
Total cost of sales	$220	$90	$448	$200
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2021, revenues from our energy-related businesses increased by $110 million (32%) to $453 million compared to the same period in 2020 primarily due to:
▪$241 million increase at Sempra Mexico primarily due to:
◦$154 million increase from the marketing business primarily due to higher natural gas prices and volumes,
◦$45 million higher revenues from the Veracruz and Mexico City terminals placed in service in March and July of 2021, respectively, including a $16 million selling profit on a sales-type lease relating to the commencement of a rail facility lease at the Veracruz terminal in the third quarter of 2021,
◦$20 million higher revenues from TdM primarily due to unrealized gains on commodity derivatives in 2021 compared to unrealized losses in 2020 and higher volumes and power prices, and
◦$8 million increase from the renewables business primarily due to the acquisition of ESJ in March 2021 and renewable assets placed in service in December 2020 and March 2021; and
▪$56 million increase at Sempra LNG primarily due to:
◦$122 million increase from LNG marketing operations primarily from higher natural gas and LNG cargo sales to Sempra Mexico mainly as a result of higher natural gas prices and volumes, offset by

◦$68 million decrease from natural gas marketing operations primarily due to higher losses in 2021 compared to 2020, mainly driven by changes in natural gas prices, offset by
▪$187 million decrease primarily from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the three months ended September 30, 2021, the cost of sales for our energy-related businesses increased by $130 million to $220 million compared to the same period in 2020 primarily due to:
▪$158 million increase at Sempra Mexico primarily due to higher natural gas prices and volumes at the marketing business and at TdM; and
▪$145 million increase at Sempra LNG mainly from natural gas marketing activities due to higher natural gas purchases; offset by
▪$173 million decrease primarily from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the nine months ended September 30, 2021, revenues from our energy-related businesses increased by $174 million (17%) to $1.2 billion compared to the same period in 2020 primarily due to:
▪$414 million increase at Sempra Mexico primarily due to:
◦$277 million increase from the marketing business primarily due to higher natural gas prices and volumes,
◦$54 million higher revenues from the Veracruz and Mexico City terminals placed in service in March and July of 2021, respectively, including a $16 million selling profit on a sales-type lease relating to the commencement of a rail facility lease at the Veracruz terminal in the third quarter of 2021,
◦$31 million increase from the renewables business primarily due to the acquisition of ESJ in March 2021 and renewable assets placed in service in December 2020 and March 2021, and
◦$29 million higher revenues from TdM mainly due to higher volumes and power prices, offset by unrealized losses on commodity derivatives in 2021 compared to unrealized gains in 2020; and
▪$112 million increase at Sempra LNG primarily due to:
◦$232 million increase from LNG marketing operations primarily from higher natural gas and LNG cargo sales to Sempra Mexico mainly as a result of higher natural gas prices and volumes, offset by
◦$121 million decrease from natural gas marketing operations primarily due to losses in 2021 compared to gains in 2020, mainly driven by changes in natural gas prices; offset by
▪$352 million decrease primarily from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the nine months ended September 30, 2021, the cost of sales for our energy-related businesses increased by $248 million to $448 million compared to the same period in 2020 primarily due to:
▪$286 million increase at Sempra Mexico primarily due to higher natural gas prices and volumes at the marketing business and at TdM; and
▪$274 million increase at Sempra LNG mainly from natural gas marketing activities primarily due to higher natural gas purchases; offset by
▪$312 million decrease primarily from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
Operation and Maintenance
In the three months ended September 30, 2021, O&M increased by $55 million (5%) to $1.1 billion compared to the same period in 2020 primarily due to:
▪$52 million increase at SoCalGas primarily due to:
◦$31 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$21 million higher non-refundable operating costs;
▪$16 million increase at Sempra Mexico primarily from the renewables business, including the acquisition of ESJ in March 2021; and
▪$15 million increase at Sempra LNG primarily due to the timing of employee benefit expenses and certain non-capitalizable expenses at ECA LNG Phase 1 in 2021, which reached a final investment decision in November 2020; offset by
▪$25 million decrease at SDG&E primarily due to:
◦$14 million lower non-refundable operating costs, and

◦$11 million lower expenses associated with refundable programs, which costs incurred are recovered in revenue.
In the nine months ended September 30, 2021, O&M increased by $331 million (12%) to $3.1 billion compared to the same period in 2020 primarily due to:
▪$175 million increase at SoCalGas primarily due to:
◦$116 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$59 million higher non-refundable operating costs;
▪$102 million increase at SDG&E primarily due to:
◦$95 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$7 million higher non-refundable operating costs;
▪$44 million increase at Sempra Mexico primarily from the renewables business, including the acquisition of ESJ in March 2021, and expenses associated with the growth in the business; and
▪$24 million increase at Sempra LNG primarily due to certain non-capitalizable expenses at ECA LNG Phase 1 in 2021, which reached a final investment decision in November 2020, and expected credit losses associated with the guarantee related to Cameron LNG JV’s SDSRA; offset by
▪$18 million decrease at Parent and other primarily from lower retained operating costs offset by higher deferred compensation expense.
Aliso Canyon Litigation and Regulatory Matters
In the three months and nine months ended September 30, 2021, SoCalGas recorded a charge of $1,571 million related to agreements associated with civil litigation against SoCalGas and Sempra pertaining to the Leak, which we describe in Note 11 of the Notes to Condensed Consolidated Financial Statements. In the three months and nine months ended September 30, 2020, SoCalGas recorded charges of $27 million and $127 million, respectively, related to civil litigation and regulatory matters pertaining to the Leak.
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
Other expense, net, in the three months ended September 30, 2021 was $55 million compared to other income, net, of $29 million in the same period in 2020. The change was primarily due to:
▪$20 million net losses in 2021 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions compared to net gains of $34 million for the same period in 2020 primarily due to:
◦$18 million foreign currency losses in 2021 compared to $15 million foreign currency gains in 2020 on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings, and
◦$3 million losses in 2021 on foreign currency derivatives and cross-currency swaps compared to $19 million gains for the same period in 2020 as a result of fluctuation of the Mexican peso;
▪$18 million higher non-service component of net periodic benefit cost in 2021; and
▪$16 million lower investment gains in 2021 on dedicated assets in support of our executive retirement and deferred compensation plans; offset by
▪$6 million fine at SDG&E in 2020 related to the Energy Efficiency Program inquiry.
Other income, net, in the nine months ended September 30, 2021 was $52 million compared to other expense, net, of $163 million in the same period in 2020. The change was primarily due to:
▪$188 million lower net losses from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions primarily due to:
◦$107 million lower foreign currency losses on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings, and

◦$101 million lower losses on foreign currency derivatives and cross-currency swaps as a result of fluctuation of the Mexican peso; offset by
◦$22 million lower net gains in 2021 on other foreign currency transactional effects;
▪$19 million higher investment gains on dedicated assets in support of our executive retirement and deferred compensation plans;
▪$7 million higher AFUDC equity at SoCalGas; and
▪$6 million fine at SDG&E in 2020 related to the Energy Efficiency Program inquiry; offset by
▪$8 million decrease in regulatory interest at the California Utilities due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account; and
▪$7 million higher non-service component of net periodic benefit cost in 2021.
Income Taxes
The table below shows the income tax (benefit) expense and ETRs for Sempra, SDG&E and SoCalGas.

INCOME TAX (BENEFIT) EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sempra:
Income tax (benefit) expense from continuing operations	$(342)	$99	$(45)	$60

(Loss) income from continuing operations before income taxes and equity earnings	$(1,365)	$201	$(316)	$1,061
Equity earnings, before income tax(1)	137	117	457	158
Pretax (loss) income	$(1,228)	$318	$141	$1,219

Effective income tax rate	28%	31%	(32)%	5%
SDG&E:
Income tax expense	$90	$33	$168	$161
Income before income taxes	$295	$211	$771	$794
Effective income tax rate	31%	16%	22%	20%
SoCalGas:
Income tax (benefit) expense	$(437)	$(6)	$(335)	$95
(Loss) income before income taxes	$(1,563)	$(30)	$(959)	$521
Effective income tax rate	28%	20%	35%	18%
(1)    We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra
Sempra’s income tax benefit in the three months ended September 30, 2021 compared to an income tax expense in the same period in 2020 was primarily due to:
▪$439 million income tax benefit in 2021 compared to $5 million income tax benefit in 2020 associated with the Aliso Canyon natural gas storage facility litigation and regulatory matters; and
▪$33 million income tax benefit in 2021 compared to $44 million income tax expense in 2020 from foreign currency and inflation effects and associated derivatives; offset by
▪lower income tax benefits from flow-through items.
Sempra’s income tax benefit in the nine months ended September 30, 2021 compared to an income tax expense in the same period in 2020 was primarily due to:
▪$439 million income tax benefit in 2021 compared to $33 million income tax benefit in 2020 associated with the Aliso Canyon natural gas storage facility litigation and regulatory matters;
▪$22 million income tax benefit in 2021 from the remeasurement of certain deferred income taxes; and
▪higher income tax benefits from flow-through items; offset by
▪$8 million income tax expense in 2021 compared to $263 million income tax benefit in 2020 from foreign currency and inflation effects and associated derivatives; and

▪$11 million lower income tax benefit related to share-based compensation.
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
SDG&E
SDG&E’s income tax expense increased in the three months ended September 30, 2021 compared to the same period in 2020 primarily due to higher pretax income and lower income tax benefits from flow-through items.
SDG&E’s income tax expense increased in the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to lower income tax benefits from flow-through items.
SoCalGas
SoCalGas’ income tax benefit increased in the three months ended September 30, 2021 compared to the same period in 2020 primarily due to $439 million income tax benefit in 2021 compared to $5 million income tax benefit in 2020 associated with the Aliso Canyon natural gas storage facility litigation and regulatory matters.
SoCalGas’ income tax benefit in the nine months ended September 30, 2021 compared to an income tax expense in the same period in 2020 was primarily due to $439 million income tax benefit in 2021 compared to $33 million income tax benefit in 2020 associated with the Aliso Canyon natural gas storage facility litigation and regulatory matters.
Equity Earnings
In the three months ended September 30, 2021, equity earnings increased by $65 million (20%) to $391 million compared to the same period in 2020 primarily due to:
▪$40 million higher equity earnings at IMG JV, primarily due to foreign currency effects, including $18 million foreign currency gains in 2021 compared to $15 million foreign currency losses in 2020 on IMG JV’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other (Expense) Income, Net; and
▪$21 million higher equity earnings at Cameron LNG JV primarily due to the three-train liquefaction project achieving full commercial operations in August 2020.
In the nine months ended September 30, 2021, equity earnings increased by $200 million (24%) to $1.0 billion compared to the same period in 2020 primarily due to:
▪$50 million equity earnings in 2021 compared to $100 million equity losses in 2020 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs;
▪$147 million higher equity earnings at Cameron LNG JV primarily due to the three-train liquefaction project achieving full commercial operations in August 2020; and
▪$23 million higher equity earnings at Oncor Holdings primarily due to higher revenues from rate updates to reflect increases in invested capital and customer growth, offset by increased operating costs and expenses attributable to invested capital, and lower revenues due to an annual energy efficiency program performance bonus recognized in 2020, but pending PUCT approval in 2021; offset by
▪$122 million lower equity earnings at Sempra Mexico, which included:
◦$103 million lower equity earnings at IMG JV, primarily due to foreign currency effects, including $107 million lower foreign currency gains on IMG JV’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other (Expense) Income, Net, and
◦$15 million lower equity earnings at TAG JV primarily due to income tax expense in 2021 compared to a benefit in 2020.
Earnings Attributable to Noncontrolling Interests
In the three months ended September 30, 2021, earnings attributable to NCI decreased by $17 million to $5 million compared to the same period in 2020 primarily due to the increase in our ownership interest in IEnova as a result of the exchange offer and subsequent cash tender offer, which we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements, offset by an increase mainly from foreign currency effects as a result of fluctuation of the Mexican peso.
In the nine months ended September 30, 2021, earnings attributable to NCI decreased by $153 million to $48 million compared to the same period in 2020 primarily due to lower earnings at Sempra Mexico and from the increase in our ownership interest in IEnova as a result of the exchange offer and subsequent cash tender offer.

Preferred Dividends
In the three months ended September 30, 2021, preferred dividends decreased by $37 million to $11 million compared to the same period in 2020 primarily due to the mandatory conversion of all series A preferred stock and series B preferred stock in January 2021 and July 2021, respectively.
In the nine months ended September 30, 2021, preferred dividends decreased by $69 million to $52 million compared to the same period in 2020 primarily due to the mandatory conversion of all series A preferred stock and series B preferred stock in January 2021 and July 2021, respectively, offset by the issuance of series C preferred stock in June 2020.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months and nine months ended September 30, 2021, the change in our earnings as a result of foreign currency translation rates was not material compared to the same period in 2020.
Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION EFFECTS AND ASSOCIATED DERIVATIVES
(Dollars in millions)
	Total reported amounts		Transactional (losses) gains included in reported amounts
	Three months ended September 30,
	2021	2020	2021	2020
Other (expense) income, net	$(55)	$29	$(20)	$34
Income tax benefit (expense)	342	(99)	33	(44)
Equity earnings	391	326	16	(23)
(Loss) income from continuing operations, net of income tax	(632)	428	29	(33)
(Loss) income from discontinued operations, net of income tax	—	(7)	—	—
Earnings attributable to noncontrolling interests	(5)	(22)	(1)	15
(Losses) earnings attributable to common shares	(648)	351	28	(18)

	Nine months ended September 30,
	2021	2020	2021	2020
Other (expense) income, net	$52	$(163)	$(36)	$(224)
Income tax benefit (expense)	45	(60)	(8)	263
Equity earnings	1,022	822	—	141
(Loss) income from continuing operations, net of income tax	751	1,823	(44)	180
(Loss) income from discontinued operations, net of income tax	—	1,850	—	15
Earnings attributable to noncontrolling interests	(48)	(201)	3	(84)
(Losses) earnings attributable to common shares	650	3,350	(41)	111

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW
Sempra
Impact of the COVID-19 Pandemic
Our businesses that invest in, develop and operate energy infrastructure and provide electric and gas services to customers have been identified as critical or essential services in the U.S. and Mexico and have continued to operate throughout the COVID-19 pandemic. As our businesses continue to operate, our priority is the safety of our employees, customers, partners and the communities we serve. We and other companies, including our partners, are taking steps to try to protect the health and well-being of our employees and other stakeholders. We continue to work closely with local, state and federal authorities in an effort to provide essential services with minimum interruption to customers and in accordance with applicable orders, including potential vaccination mandates.
For a further discussion of risks and uncertainties related to the COVID-19 pandemic, see “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report.
Sempra Infrastructure Partners
As we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements, on October 1, 2021, we completed the sale of a 20% equity interest in Sempra Infrastructure Partners, which generally represents the combined businesses of Sempra LNG and IEnova, to KKR for cash proceeds of $3.37 billion, subject to post-closing adjustments. On October 1, 2021, Sempra Infrastructure Partners paid $149 million to KKR for reimbursement of certain expenses that KKR incurred in connection with closing the transaction. We intend to use the proceeds from the sale to fund capital investments in support of additional growth opportunities and strengthen our balance sheet by reducing debt, which we discuss below in “Long-Term Debt Activities.”
We have also entered into an accommodation and support agreement under which KKR has the ability to borrow from Sempra up to $300 million plus reimbursement of certain fees related to such borrowing, which we fully funded on November 1, 2021. This loan is due to be repaid in full no later than October 1, 2029 and bears compound interest at 5% per annum.
The completion of the sale of NCI in Sempra Infrastructure Partners reduced our ownership interest in Sempra Infrastructure Partners and requires us to share control over certain business decisions with our minority partner, which introduces a number of risks similar to those associated with sharing business control. Moreover, the decrease in our ownership of Sempra Infrastructure Partners will also decrease our share of the cash flows, profits and other benefits these businesses currently or may in the future produce, which could materially adversely affect our results of operations, cash flows, financial condition and/or prospects. We discuss these risks and uncertainties further in “Part I – Item 1A. Risk Factors” in the Annual Report.
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under our credit facilities, distributions from our equity method investments, issuances of debt, project financing and funding from minority interest owners. We believe that these cash flow sources, combined with available funds, will be adequate to fund our current operations, including to:
▪finance capital expenditures
▪meet liquidity requirements
▪fund dividends
▪fund new business or asset acquisitions or start-ups
▪fund capital contribution requirements
▪repay long-term debt
▪fund expenditures related to the natural gas leak at SoCalGas’ Aliso Canyon natural gas storage facility
Sempra and the California Utilities currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow money at reasonable rates from commercial banks, under existing revolving credit facilities or through public offerings registered with the SEC. However, our ability to access the money markets and capital markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if changing economic conditions and disruptions to the money markets and capital markets, due to the COVID-19 pandemic or otherwise, worsen. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects and other material events, such as significant outflows resulting from the agreements expected to resolve certain material litigation related to the Leak. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain our investment-grade credit ratings and capital structure.
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
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, Sempra, SDG&E and SoCalGas each have five-year credit agreements expiring in 2024. In addition, Sempra Mexico has committed lines of credit that expire in 2023 and 2024 and uncommitted revolving credit facilities that expire in 2022 and 2023. Sempra Infrastructure Partners intends to enter into its own revolving credit facility, although such a credit facility and its timing remain uncertain.
The table below shows the amount of available funds at September 30, 2021, including available unused credit on these primary U.S. and foreign lines of credit.

AVAILABLE FUNDS AT SEPTEMBER 30, 2021
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$873	$239	$226
Available unused credit(2)(3)	6,312	1,500	750
(1)    Amounts at Sempra include $138 million held in non-U.S. jurisdictions. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on Sempra’s, SDG&E’s, SoCalGas’, Sempra Mexico’s and Sempra LNG’s credit facilities that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements.
(3)    Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. Our California Utilities use short-term debt primarily to meet working capital needs. Revolving lines of credit, commercial paper and a term loan were our primary sources of short-term debt funding in the first nine months of 2021.
We discuss our short-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Issuances of and payments on long-term debt in the first nine months of 2021 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
SDG&E 2.95% green first mortgage bonds	$750	2051
Sempra LNG variable rate notes	274	2025

Payments:	Payments	Maturity
Sempra variable rate notes	$850	2021
SDG&E 3% first mortgage bonds	350	2021
SDG&E 1.914% amortizing first mortgage bonds	36	2021
SDG&E variable rate 364-day term loan	200	2021
Sempra Mexico amortizing variable rate notes	33	2021
Sempra Mexico amortizing variable and fixed rate loans	29	2021
In October 2021, Sempra Mexico used proceeds from borrowings against its committed and uncommitted lines of credit to fully repay $175 million of outstanding principal plus accrued and unpaid interest on the ESJ fixed- and variable-rate loan prior to its scheduled maturity in 2033, and $375 million of outstanding principal plus accrued and unpaid interest on the Ventika fixed- and variable-rate loans prior to scheduled maturity dates through 2032, and recognized approximately $50 million ($30 million after tax and NCI) in charges associated with hedge termination costs and a write-off of unamortized debt issuance costs.
On November 1, 2021, Sempra issued notices to redeem, at respective make-whole redemption prices, an aggregate principal amount of $2.35 billion of senior unsecured notes prior to scheduled maturities in 2022 through 2025. Upon redemption, which is scheduled to occur in December 2021, we expect to recognize approximately $128 million ($93 million after tax) in charges associated with the make-whole premiums from the early redemptions and write-off of unamortized discount and debt issuance costs.
We discuss our long-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first nine months of 2021.

CREDIT RATINGS AT SEPTEMBER 30, 2021

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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at September 30, 2021.
Loans with Affiliates
At September 30, 2021, Sempra had $686 million in loans due from unconsolidated affiliates and $328 million in loans due to unconsolidated affiliates.

California Utilities
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance and liquidity will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature, litigation and the changing energy marketplace, as well as other matters described in this report. SDG&E and SoCalGas expect that the available unused credit from their credit facilities described above, cash flows from operations, and debt issuances will continue to be adequate to fund their respective current operations and planned capital expenditures. Additionally, Sempra has elected to make equity contributions to SoCalGas, which began in September 2021, that are sufficient to maintain SoCalGas’ approved capital structure in connection with the accruals related to the Leak. The California Utilities manage their capital structure and pay dividends when appropriate and as approved by their respective boards of directors.
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
In connection with the COVID-19 pandemic, the California Utilities implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for all customers (except for SoCalGas’ noncore customers), waiving late payment fees, and offering flexible payment plans. Such measures ended on June 30, 2021, except for the suspension of service disconnections that ended on September 30, 2021. At the CPUC’s direction, the California Utilities have started to automatically enroll residential and small business customers with past-due balances in long-term repayment plans. The CPUC is continuing to consider the impacts of any state or federal relief programs on customer arrearages and if further debt relief is warranted.
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
CCM
A CPUC cost of capital proceeding determines a utility’s authorized capital structure and authorized return on rate base. In December 2019, the CPUC approved the cost of capital and rate structures for SDG&E and SoCalGas that became effective on

January 1, 2020 and will remain in effect through December 31, 2022, subject to the CCM. The CCM considers changes in interest rates based on the applicable utility bond index published by Moody’s (the CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.000% at the end of the measurement period. The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. SDG&E’s CCM benchmark rate is 4.498% based on Moody’s Baa- utility bond index, and SoCalGas’ CCM benchmark rate is 4.029% based on Moody’s A- utility bond index.
Alternatively, under the CCM, each of the California Utilities is permitted to file a cost of capital application in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital. In August 2021, SDG&E filed an application with the CPUC to update its cost of capital effective January 1, 2022 due to the ongoing effects of the COVID-19 pandemic. In this application, SDG&E proposed to adjust its authorized capital structure by increasing its common equity ratio from 52% to 54%. SDG&E also proposed to increase its authorized ROE from 10.20% to 10.55% and decrease its authorized cost of debt from 4.59% to 3.84%. As a result, SDG&E’s proposed return on rate base would decrease from 7.55% to 7.46% if such application is approved by the CPUC as filed. SDG&E filed a joint motion with PG&E and Edison to consolidate all three utilities’ cost of capital applications given the overlapping issues of law and fact, which joint motion was granted in October 2021.
For the measurement period ended September 30, 2021, the CCM would trigger for SDG&E because the average Moody’s Baa- utility bond index between October 1, 2020 and September 30, 2021 was 1.17% below SDG&E’s CCM benchmark rate of 4.498%. However, SDG&E’s application to update its cost of capital effective January 1, 2022, if accepted by the CPUC, would supersede the CCM from applying. If such application is not accepted, the CCM would be effective January 1, 2022 and would automatically adjust SDG&E’s authorized ROE from 10.20% to 9.62% and adjust its authorized cost of debt to reflect the then current embedded cost and projected interest rate. SDG&E has requested that a final CPUC decision on its interim cost of capital application be issued in the first half of 2022.
For the measurement period ended September 30, 2021, the CCM was not triggered for SoCalGas. SoCalGas expects to file its next cost of capital application in April 2022 for a January 1, 2023 effective date.
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totals $371 million at September 30, 2021. We describe the Wildfire Legislation and related accounting treatment in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund, including with respect to wildfires that have occurred since enactment of the Wildfire Legislation in July 2019. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record a charge against earnings when there is a reduction of the available coverage due to recoverable claims from any of the participating IOUs. At September 30, 2021, PG&E recorded a receivable from the Wildfire Fund indicating that it may seek reimbursement in the future from the Wildfire Fund for losses associated with the Dixie Fire. If any California electric IOU’s equipment is determined to be a cause of a fire, it could have a material adverse effect on SDG&E’s and Sempra’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could have a material adverse effect on SDG&E’s and Sempra’s cash flows, results of operations and financial condition.
Wildfire Cost Recovery Mechanism
In July 2021, SDG&E filed a request with the CPUC to establish an interim cost recovery mechanism that would recover in rates 50% of its wildfire mitigation plan regulatory account balance as of January 1 of each year. Such potential recovery would be incremental to wildfire costs authorized in its GRC and would be subject to reasonableness review. We expect the CPUC to issue a final decision in the first half of 2022.
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
Cost Estimate, Accounting Impact and Insurance. At September 30, 2021, SoCalGas estimates certain costs related to the Leak are $3,199 million (the cost estimate). This cost estimate may increase significantly as more information becomes available. A portion of the cost estimate has been paid, and $1,976 million is accrued as Reserve for Aliso Canyon Costs at September 30, 2021 on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. Sempra has elected to make equity contributions to SoCalGas that are sufficient to maintain SoCalGas’ approved capital structure in connection with the accruals related to these agreements, and Sempra does not expect to issue common equity in relation to these agreements. In connection with this election, in September 2021, Sempra made an initial equity contribution of $800 million to SoCalGas.
Except for the amounts paid or estimated to settle certain legal and regulatory matters, the cost estimate does not include the matters that we describe in “Civil Litigation – Unresolved Litigation” and “Regulatory Proceedings” in Note 11 of the Notes to Condensed Consolidated Financial Statements to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs for damages, restitution, civil or administrative fines or penalties, defense, settlement or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. These costs or losses not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s cash flows, financial condition and results of operations.
We have received insurance payments for many of the categories of costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. As of September 30, 2021, we recorded the expected recovery of the cost estimate related to the Leak of $414 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $865 million of insurance proceeds we received through September 30, 2021. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra’s cash flows, financial condition, results of operations and/or prospects.
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
At September 30, 2021, the Aliso Canyon natural gas storage facility had a net book value of $863 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, incur higher than expected operating costs and/or be required to make additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized. Any such outcome could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Labor Relations
Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council. The collective bargaining agreement for these employees covering wages, hours, working conditions, and medical and other benefit plans expired on September 30, 2021. On October 1, 2021, SoCalGas and

representatives of the unions reached a tentative agreement for a new collective bargaining agreement to be in effect through 2024. To allow time for ratification of the new collective bargaining agreement by the employees, it was also agreed that the terms and conditions of the existing agreement would be extended through the date the new collective bargaining agreement is ratified. We expect the new collective bargaining agreement to be ratified in November 2021.
Franchise Agreement
SoCalGas’ natural gas franchise agreement with the City of Los Angeles is due to expire December 31, 2021. SoCalGas expects that it will participate in the competitive bid process for a new franchise agreement, consistent with the terms of the City Charter.
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
Winter Weather Event
In February 2021, ERCOT required electric distribution companies, including Oncor, to significantly reduce demand on the grid because electricity generation was insufficient to meet demand due to extreme winter weather. As a result of the load shedding events and state-wide power outages, the PUCT, other governmental authorities or third parties, including Oncor’s customers, have taken or could take other measures to address financial challenges experienced as a result of the event, which could adversely impact Oncor’s collections and cash flows and, in turn, could adversely impact Sempra. The Texas Legislature has passed, and the Governor of Texas has signed, various legislation affecting the ERCOT market, which addresses matters including certain weatherization requirements and fines of up to $1 million per day for failures to comply with such requirements, enabling ERCOT to finance certain amounts owed by ERCOT market participants relating to the winter weather event, creation of the Texas Energy Reliability Council, identification of gas facilities that are critical to electric-generator fuel supplies, coordination between the gas and electric industries, and changes in the composition of the PUCT and the ERCOT board of directors. In addition, various regulatory and governmental entities have also commenced investigations or indicated an intent to investigate the operation of the ERCOT grid during this extreme winter weather event and potential future actions to improve grid reliability. Any significant changes relating to the ERCOT market that impact transmission and distribution utilities as a result of such proceedings or otherwise could materially adversely impact Oncor. If Oncor does not successfully respond to these changes and any other legislative, regulatory, or market or industry developments applicable to it, Oncor could suffer a deterioration in its results of operations, financial condition, cash flows and/or prospects, which could materially adversely affect Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
Sempra Mexico is currently constructing additional terminals for the receipt, storage, and delivery of liquid fuels in the vicinity of Puebla and Topolobampo. We expect the Puebla project to commence commercial operations in 2021 and the Topolobampo project to commence commercial operations in the first half of 2022. However, expected commencement dates could be delayed by worsening or extended disruptions of project construction caused by the COVID-19 pandemic or other factors outside our control. Sempra Mexico is continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations. We expect to fund these capital expenditures, investments and operations at IEnova with available funds, including credit facilities, and funds internally generated by the Sempra Mexico businesses, as well as funds from project financing, sales of securities, interim funding from the parent or affiliates, and partnering in JVs. Sempra Mexico is also developing terminals for the receipt, storage, and delivery of liquid fuels in the vicinity of Manzanillo, Guadalajara and Ensenada.
As part of an industrywide audit and investigative process initiated by the CRE to enforce fuel procurement laws, federal prosecutors conducted inspections at several refined products terminals, including IEnova’s refined products terminal in Puebla to confirm that the gasoline and/or diesel in storage were legally imported. During the inspection of the Puebla terminal in September 2021, a federal prosecutor took samples from all the train and storage tanks in the terminal and ordered that the facility be temporarily shut down during the pendency of the analysis of the samples and investigation, while leaving the terminal in IEnova’s custody. Although IEnova filed an amparo lawsuit against the closure and has submitted proof of the legal origin of the products to the prosecutor’s office, we are unable to predict when the investigation will be completed and whether the facility will be able to resume normal operations. If the terminal were to be shut down or commissioning operations significantly curtailed for an extended period of time, Sempra’s results of operations, financial condition, cash flows and/or prospects could be materially adversely affected.
The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Legal and Regulatory Matters
Energía Costa Azul. IEnova has been engaged in a long-running land dispute relating to property adjacent to its ECA Regas Facility that allegedly overlaps with land owned by the ECA Regas Facility (the facility, however, is not situated on the land that is the subject of this dispute). In addition, four cases involving two adjacent areas of real property on which part of the ECA Regas Facility is situated, each brought by a single plaintiff or her descendants, remain pending against the facility. Certain of these land disputes involve land on which portions of the ECA LNG liquefaction facilities, including ECA LNG Phase 1 currently under construction, are proposed to be situated or on which portions of the ECA Regas Facility that would be necessary for the operation of the proposed ECA LNG liquefaction facilities are situated.
Several administrative challenges are pending before Mexico’s Secretariat of Environment and Natural Resources (the Mexican environmental protection agency) and Federal Tax and Administrative Courts, seeking revocation of the environmental impact authorization issued to the ECA Regas Facility in 2003. These cases generally allege that the conditions and mitigation measures in the environmental impact authorization are inadequate and challenge findings that the activities of the terminal are consistent with regional development guidelines. In 2018 and 2021, three related claimants filed separate challenges in the federal district court in Ensenada, Baja California in relation to the environmental and social impact permits issued by each of ASEA and SENER to ECA LNG authorizing natural gas liquefaction activities at the ECA Regas Facility.
In May 2020, the two third-party capacity customers at the ECA Regas Facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by IEnova and a force majeure event. Citing these circumstances, the customers subsequently stopped making payments of amounts due under their respective LNG storage and regasification agreements. IEnova has rejected the customers’ assertions and has drawn on the customers’ letters of credit provided as payment security. The parties engaged in discussions under the applicable contractual dispute resolution procedures without coming to a mutually acceptable resolution. In July 2020, Shell Mexico submitted a request for arbitration of the dispute and although Gazprom has joined the proceeding, Gazprom has since replenished the amounts drawn on its letter of credit and has resumed making regular monthly payments under its LNG storage and regasification agreement. As a consequence, IEnova is not currently drawing on Gazprom’s letter of credit but expects to continue to draw on Shell Mexico’s letter of credit. IEnova intends to avail itself of its available claims, defenses, rights and remedies in the arbitration proceeding, including seeking dismissal of the customers’ claims. In addition to the arbitration proceeding, Shell Mexico also filed a constitutional challenge to the CRE’s approval of the update to the general terms and conditions and an additional constitutional claim against the issuance of the liquefaction permit. Shell Mexico’s request to stay the CRE’s approval of the general terms and conditions was denied in October 2020 and upheld on appeal. A decision on the merits is pending. The claim regarding the liquefaction permit issuance was denied in March 2021 and upheld on appeal. A hearing on the merits of the arbitration case was held in October 2021.
We discuss these matters in further detail in Note 11 of the Notes to Condensed Consolidated Financial Statements. One or more unfavorable final decisions on these disputes or challenges could materially adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility and have a material adverse effect on Sempra’s business, cash flows, financial condition, results of operations and/or prospects.
Sonora Pipeline. As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, the Guaymas-El Oro segment of the Sonora pipeline has been inoperable since August 2017. Under an agreement between IEnova and the CFE, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by March 14, 2022, and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. At September 30, 2021, Sempra Mexico had $436 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if IEnova is unable to make such repairs (which have not commenced) or re-route the pipeline (which has not been agreed to by the parties) and resume operations in the Guaymas-El Oro segment of the Sonora pipeline or if IEnova terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
In June 2014, IEnova and a landowner agreed to enter into a voluntary right-of-way easement agreement for the construction and operation of a seven-mile section of the 314-mile Sasabe-Puerto Libertad-Guaymas segment of the Sonora natural gas pipeline on the landowner’s property. However, in 2015, the landowner filed a complaint demanding the easement agreement be nullified. In September 2021, a definitive and non-appealable judgment was issued declaring the easement agreement nullified and ordering the removal of the pipeline from the landowner’s property. IEnova intends to file a special judicial action whereby it will ask a civil court to acknowledge the existence of the easement and to determine the consideration the landowner should receive in exchange for the easement. The failure to stay this judgment pending the resolution of IEnova’s planned special judicial action or prevail in preserving the easement in the special judicial action could require us to modify the route of the pipeline and could require a temporary shutdown of this portion of the pipeline, which could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Regulatory and Other Actions by the Mexican Government. As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, the Mexican government and certain Mexican governmental agencies have amended existing laws and rules, updated transmission rates, and issued orders, decrees and regulations that could materially impact IEnova’s participation in the country’s energy market. Those actions would, among other things, create barriers for renewable energy facilities to enter the wholesale electricity market, threaten the prospects for private-party renewable energy generation in the country, limit the ability to dispatch renewable energy and to receive or maintain operation permits and increase costs of electricity for legacy renewables and cogeneration energy contract holders. In addition, those actions (i) require that only state-owned companies may import and export hydrocarbons, refined products, petrochemicals, and biofuels through channels other than those authorized, which could adversely affect new projects that have not obtained such authorizations and projects under construction, in development or in operation, and (ii) grant SENER and the CRE additional powers to suspend and revoke permits related to the midstream and downstream sectors. Some of these newly enacted amendments, orders, rules, decrees and regulations have been challenged or temporarily suspended through litigation and judicial rulings obtained by businesses operating in the power sector, including by IEnova.
As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, in September 2021, the President of Mexico presented a constitutional reform initiative that introduces significant changes to the legal and economic principles underlying the country’s energy reform of 2013, generating imminent risks for private investments in this sector. Electricity generation permits and contracts for the sale of electricity to the CFE, including permits at all of IEnova’s operational power generation facilities, would be canceled. The public electricity supply service would be provided exclusively by the CFE, which may acquire up to 46% of required energy from the private sector. Only certain private power plants would be permitted to continue generating electricity and compete to offer the CFE the lowest production costs.
If the ongoing litigation to enjoin enforcement or suspend or overturn these newly enacted laws and regulations fails, if the proposed constitutional reform is passed in its current form, or if other amendments to existing laws or regulations are adopted or enacted that curb private-party involvement in the energy sector in Mexico, this could impact our ability to operate our facilities at existing levels or at all, result in increased costs for IEnova and its customers, adversely affect our ability to develop new projects, and negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on our business, financial condition, results of operations, cash flows and/or prospects.
Acquisition of ESJ
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements, in March 2021, IEnova increased its ownership interest in ESJ from 50% to 100% by acquiring Saavi Energía’s 50% equity interest in ESJ. ESJ owns a fully operating wind power generation facility with a nameplate capacity of 155 MW that is fully contracted by SDG&E under a long-term PPA. ESJ is constructing a second wind power generation facility with a nameplate capacity of 108 MW that we expect will be completed in the first quarter of 2022.
IEnova Exchange Offer and Cash Tender Offer
In May 2021, we acquired 381,015,194 publicly owned shares of IEnova in exchange for 12,306,777 newly issued shares of our common stock upon completion of our exchange offer launched in the U.S. and Mexico, which increased our ownership interest in IEnova from 70.2% to 96.4%. In September 2021, we completed a cash tender offer and acquired 51,014,545 publicly owned shares of IEnova for 4.0 billion Mexican pesos (approximately $202 million in U.S. dollars) in cash, which increased our ownership interest in IEnova from 96.4% to 99.9%. We describe these transactions in Note 1 of the Notes to Condensed Consolidated Financial Statements.
In addition to being traded on the New York Stock Exchange, Sempra’s common stock is also listed on the Mexican Stock Exchange under the ticker symbol SRE.MX. IEnova’s shares were delisted from the Mexican Stock Exchange effective October 15, 2021. In connection with the delisting, we are maintaining a trust for the purpose of purchasing the 1,212,981 remaining publicly owned IEnova shares for 78.97 Mexican pesos per share, the same price per share that was offered in our cash tender offer. The trust will be in place through the earlier of April 14, 2022 or the date on which we acquire all remaining publicly owned IEnova shares.
Sempra LNG
Sempra LNG is pursuing development of additional LNG export facilities on the Gulf Coast and Pacific Coast of North America through its proposed Cameron LNG JV Phase 2 liquefaction expansion project in Louisiana, ECA LNG liquefaction export projects in Mexico, and Port Arthur LNG liquefaction export project in Texas. Sempra LNG will require funding for the development and expansion of its portfolio of projects, which may be financed through a combination of operating cash flows, funding from the parent and minority interest owners, bank financing, project financing, accessing the capital markets and participating in JVs.
Cameron LNG JV Liquefaction Expansion Project (Phase 2)
Cameron LNG JV has received the major permits and FTA and non-FTA approvals necessary to expand the current configuration of the Cameron LNG JV liquefaction project beyond Phase 1. The permits for the Phase 2 project currently include up to two additional liquefaction trains and up to two additional full containment LNG storage tanks. However, Cameron LNG JV plans to file an amendment, subject to approval by the FERC, to modify the permits to allow the use of electric drives, instead of gas turbine drives, which would reduce overall emissions. We expect the proposed expansion project will initially have one train with offtake capacity of over 6 Mtpa, with the ability to increase capacity with debottlenecking, and the site can accommodate additional trains beyond Phase 2.
Sempra has entered into MOUs with TOTAL SE, Mitsui & Co., Ltd. and Mitsubishi Corporation that provide a framework for cooperation for the development of and 100% of the offtake from the potential Cameron LNG JV Phase 2 project. The ultimate participation of and offtake by TOTAL SE, Mitsui & Co., Ltd. and Mitsubishi Corporation remains subject to negotiation and finalization of definitive agreements, among other factors, and TOTAL SE, Mitsui & Co., Ltd. and Mitsubishi Corporation have no commitment to participate in or enter into offtake agreements with the Phase 2 project until such definitive agreements are established.
Expansion of the Cameron LNG JV liquefaction facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, timing restrictions on expansion of the project unless appropriate prior consent is obtained from the Phase 1 project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Discussions among all the Cameron LNG JV partners have been taking place regarding how an expansion may be structured, including a facility design utilizing electric drives, and we expect that discussions will continue. Although we are working towards making a final investment decision around the end of 2022, the timing of when or if Cameron LNG JV will receive approval to amend the permits is uncertain, and there is no assurance that the Cameron LNG JV members will unanimously agree in a timely manner or at all on an expansion structure, which, if not accomplished, would materially and adversely impact the development of the Phase 2 project.
The development of the potential Cameron LNG JV Phase 2 project is subject to numerous other risks and uncertainties, including securing binding customer commitments; reaching unanimous agreement with our partners to proceed; obtaining and maintaining a number of permits and regulatory approvals; securing financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.

ECA LNG Liquefaction Export Projects
Sempra LNG and IEnova are developing two natural gas liquefaction export projects at IEnova’s existing ECA Regas Facility. The liquefaction export projects, which are planned for development in two phases (a mid-scale project by ECA LNG Phase 1 that is under construction and a proposed large-scale project by ECA LNG Phase 2), are being developed to provide buyers with direct access to North American west coast LNG supplies. We do not expect the construction or operation of the ECA LNG Phase 1 project to disrupt operations at the ECA Regas Facility. However, construction of the proposed ECA LNG Phase 2 project would conflict with the current operations at the ECA Regas Facility, which currently has long-term regasification contracts for 100% of the regasification facility’s capacity through 2028, making the decisions on whether and how to pursue the ECA LNG Phase 2 project dependent in part on whether the investment in a large-scale liquefaction facility would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts. We have planned measures to limit disruption of operations at the ECA Regas Facility with the construction of the ECA LNG Phase 1 project.
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
In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement for an aggregate principal amount of up to $1.6 billion, of which $291 million was outstanding at September 30, 2021. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project. We discuss the details of this loan in Note 7 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
The construction of the ECA LNG Phase 1 project and the development of the potential ECA LNG Phase 2 project are subject to numerous risks and uncertainties. For Phase 1, these include maintaining permits and regulatory approvals; construction delays; securing and maintaining commercial arrangements, such as gas supply and transportation agreements; the impact of recent and proposed changes to the law in Mexico; and other factors associated with the project and its construction. For Phase 2, these include obtaining binding customer commitments; the receipt of a number of permits and regulatory approvals; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a positive final investment decision; the impact of recent and proposed changes to the law in Mexico; and other factors associated with this potential investment. In addition, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, an unfavorable decision on certain property disputes or permit challenges, an unfavorable judgment that does not allow IEnova to secure new or renew existing LDA authorizations, or an extended dispute with existing customers at the ECA Regas Facility, could materially adversely affect the development and construction of these projects and Sempra’s financial condition, results of operations, cash flows and prospects, including the impairment of all or a substantial portion of the capital costs invested in the projects to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
We continue work to progress development of the proposed Port Arthur LNG liquefaction export project and are evaluating design changes that could reduce overall emissions, including electric drives, renewable power sourcing and other technological solutions. Given uncertainties in the energy markets, including real-time developments of new technologies that could impact the design, scale and structure of the project, we continue to evaluate the timing of a final investment decision; however, we will not make a final investment decision in 2021.
Development of the Port Arthur LNG liquefaction export project is subject to a number of risks and uncertainties, including obtaining customer commitments; completing the required commercial agreements, such as equity acquisitions and governance agreements, LNG sales agreements and gas supply and transportation agreements; completing construction contracts; securing and maintaining all necessary permits and approvals; obtaining financing and incentives; reaching a positive final investment decision; and other factors associated with the potential investment. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra’s financial condition, results of operations and prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2021	$2,981	$1,024	$1,037
2020	1,629	983	1,388
Change	$1,352	$41	$(351)

Net increase in Reserve for Aliso Canyon Costs primarily due to $1,248 higher accruals and $18 lower payments	$1,266		$1,266
Higher dividends received from Cameron LNG JV	287
Net decrease in Insurance Receivable for Aliso Canyon primarily due to $193 lower accruals and $3 higher insurance proceeds received	196		196
Release of a regulatory liability related to 2016-2018 income tax expense forecasting differences in 2020	175	$86	89
Change in income taxes receivable/payable, net	166	(134)	(170)
Decrease in prepaid insurance	42	39	3
Change in accounts payable	86	(32)	24
Increase in greenhouse gas allowance purchases	(123)		(133)
Change in accounts receivable	(183)	29	(96)
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	(189)	(80)	(109)
Change in net margin posted at Sempra LNG’s marketing operations	(364)
(Lower) higher net income (loss), adjusted for noncash items included in earnings	(1,103)	114	(1,427)
Other	45	19	6
Cash used in discontinued operations in 2020 primarily due to $1,161 income taxes paid related to the sale of our South American businesses	1,051
	$1,352	$41	$(351)

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2021	$(3,456)	$(1,553)	$(1,417)
2020	2,415	(1,315)	(1,345)
Change	$(5,871)	$(238)	$(72)

Distribution from Cameron LNG JV in 2020	$(753)
Increase in capital expenditures	(293)	$(237)	$(72)
Acquisition of 50% interest in ESJ in March 2021 for $79, net of $14 cash and cash equivalents acquired	(65)
Lower contributions to Oncor Holdings	58
Distribution from Oncor Holdings in 2021	361
Other	7	(1)
Cash provided by discontinued operations in 2020 primarily due to $5,781 proceeds, net of transaction costs paid, offset by $502 cash sold from the sale of our South American businesses	(5,186)
	$(5,871)	$(238)	$(72)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2021	$397	$506	$602
2020	(710)	1,055	251
Change	$1,107	$(549)	$351

Change in borrowings and repayments of short-term debt, net	$3,870	$80	$517
Lower payments for commercial paper and other short-term debt with maturities greater than 90 days	2,277
Repurchase of common stock under ASR program in 2020	500
Lower repurchases of common stock	26
Lower advances from unconsolidated affiliates	(24)
Higher purchases of NCI	(43)
(Higher) lower common dividends paid	(109)	200	(25)
Higher payments on long-term debt and finance leases	(205)	(354)
Net proceeds from issuance of series C preferred stock in 2020	(890)
(Lower) higher issuances of short-term debt with maturities greater than 90 days	(1,296)	375
Lower issuances of long-term debt	(2,646)	(853)	(949)
Equity contribution from Sempra			800
Other	48	3	8
Cash provided by discontinued operations in 2020 primarily from a $250 intercompany loan and $165 net increase in short term debt	(401)
	$1,107	$(549)	$351
Capital Expenditures, Investments and Acquisitions

EXPENDITURES FOR PP&E, INVESTMENTS AND ACQUISITIONS
(Dollars in millions)
	Nine months ended September 30,
	2021	2020
SDG&E	$1,560	$1,323
SoCalGas	1,417	1,345
Sempra Texas Utilities	151	225
Sempra Mexico	325	443
Sempra LNG	362	200
Parent and other	7	6
Total	$3,822	$3,542
The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT, and various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors” in the Annual Report. In 2021, we expect to make capital expenditures and investments of approximately $6.1 billion, an increase from the $5.8 billion projected in “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The increase is primarily attributable to an increase in expected contributions to our investment in Oncor Holdings and pipeline expansion projects at Sempra Mexico, offset by a delay of capital expenditures related to ECA LNG Phase 1 at Sempra LNG.
COMMITMENTS
We discuss significant changes to contractual commitments in the first nine months of 2021, none of which were outside the ordinary course of our business, in Notes 7 and 11 of the Notes to Condensed Consolidated Financial Statements.
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
COMMODITY PRICE RISK
In the first nine months of 2021, there were no significant changes in our exposure to commodity price risk.

INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	September 30, 2021			December 31, 2020
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
California Utilities	$375	$375	$—	$113	$—	$113
Other	2,693	—	—	772	—	—
Long-term:
California Utilities fixed-rate	$10,877	$6,418	$4,459	$10,512	$6,053	$4,459
California Utilities variable-rate	300	—	300	500	200	300
Other fixed-rate	10,456	—	—	11,204	—	—
Other variable-rate	339	—	—	51	—	—
(1)    After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments and reductions for unamortized discount and debt issuance costs, and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at September 30, 2021 increased or decreased by 10%, the change in earnings over the 12-month period ending September 30, 2022 would be approximately $1 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at September 30, 2021, after considering the effects of interest rate swaps, the change in earnings over the 12-month period ending September 30, 2022 would be approximately $1 million.
FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At September 30, 2021, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2020.

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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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
In January 2021, IEnova implemented a new enterprise resource planning system (ERP system) to replace its legacy system. The implementation increases user access security and automation of internal controls in certain of IEnova’s business processes, including accounting, back office and financial reporting, which we consider to be material to Sempra. Management has taken steps to help ensure that controls were appropriately designed and implemented in connection with the integration of and transition to the new ERP system. In the third quarter of 2021, IEnova completed its review and enhancement of the design and related documentation of its internal control over financial reporting in connection with its implementation of the new ERP system.
Other than SDG&E’s continued monitoring and modification of its internal controls in connection with its implementation of a new customer information system and IEnova’s completion of its review and enhancement of its internal controls in connection with its implementation of a new ERP system, there have been no changes in Sempra’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, any such company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
When evaluating our company and its subsidiaries and any investment in our or their securities, you should consider carefully the risk factors and all other information contained in this report and in the other documents we file with the SEC (including those filed subsequent to this report), including the factors discussed above in “Part I – Item 2. MD&A” and those discussed in “Part I – Item 1A. Risk Factors” in the Annual Report. This section supplements the risk factors described in our Annual Report by replacing with modified and updated information the disclosure that appears under the below heading in the Annual Report in “Part I – Item 1A. Risk Factors – Risks Related to Our Businesses Other Than the California Utilities and Our Interest in Oncor – Foreign Operations Risks – Our international businesses and operations expose us to legal, tax, economic, geopolitical, management oversight, foreign currency and inflation risks and challenges.” Any of the risks and other information discussed in this report or any of the risk factors disclosed in “Part I – Item 1A. Risk Factors” in the Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, could materially adversely affect our businesses, cash flows, results of operations, financial condition, prospects and/or the trading prices of our securities or those of our subsidiaries.
Mexican Government Influence on Economic and Energy Matters

The Mexican government has exercised, and continues to exercise, significant and increasing influence over the Mexican economy and energy sector and is proposing additional changes that, in each case, could fundamentally impact private investment in this sector.
With respect to the electricity market, the Mexican legislature is currently considering proposed constitutional reform that would, among other things, make the CFE the only entity allowed to commercialize electric energy in Mexico, thereby eliminating the wholesale electricity market entirely. This reform would also limit the overall capacity and types of plants eligible to generate electricity for the CFE to commercialize, resulting in the cancelation of electricity generation permits and contracts for the sale of electricity to the CFE, including permits at all of IEnova’s operational power generation facilities. Recent Mexican governmental actions in the electricity market also include resolutions, orders, decrees, regulations and proposed amendments to Mexican law that could, among other things, threaten the prospects for private-party renewable energy generation in the country; limit the ability to dispatch renewable energy and receive or maintain operation permits; and increase costs of electricity for legacy renewables and cogeneration energy contract holders.
With respect to midstream and downstream activities, recent governmental actions include amendments in June 2021 to Mexico’s General Foreign Trade Rules designed to limit private parties from obtaining authorizations for the import and export of hydrocarbons, refined products, petrochemicals, and biofuels. IEnova has filed amparo claims to challenge these amendments, which would negatively impact the ability to renew the existing authorizations held by the ECA Regas Facility and the Veracruz terminal and the ability to obtain authorizations for terminals or other projects under construction or in development in the vicinity of Topolobampo, Manzanillo and Ensenada, including the proposed ECA LNG liquefaction projects. In addition, amendments to Mexico’s Hydrocarbons Law that give SENER and the CRE additional powers to suspend and revoke permits were published in May 2021. While the courts have enjoined enforcement of these amendments pending a final disposition, the amendments provide that suspension of permits will be determined by SENER or the CRE when a danger to national security, energy security, or the national economy is foreseen, and also provide new grounds for the revocation of permits under certain circumstances. Additionally, in the case of existing permits, the amendments direct authorities to revoke permits that fail to comply with the minimum storage requirements established by SENER or fail to comply with requirements or violate provisions established by the amended Hydrocarbons Law.
Finally, as part of an industrywide audit and investigative process initiated by the CRE to enforce fuel procurement laws, federal prosecutors conducted inspections at several refined products terminals, including IEnova’s refined products terminal in Puebla, to confirm that the gasoline and/or diesel in storage were legally imported. During the inspection of the Puebla terminal in September 2021, a federal prosecutor took samples from all the train and storage tanks in the terminal and ordered that the facility be temporarily shut down during the pendency of the analysis of the samples and investigation, while leaving the terminal in IEnova’s custody. We are unable to predict when the investigation will be completed and whether the facility will be able to resume normal operations.
We discuss these Mexican governmental actions further in “Part I – Item 2. MD&A – Capital Resources and Liquidity – Sempra Mexico” and Note 11 of the Notes to Condensed Consolidated Financial Statements. We cannot predict whether proposed changes like the constitutional reform to the electricity market or other similar governmental actions will ultimately be passed or otherwise become effective in their current forms, nor can we predict the nature or level of impact of this constitutional reform on non-electric segments of the energy sector. We also cannot predict whether actions to enjoin enforcement or suspend or overturn existing laws and other governmental actions will be successful. More generally, we cannot predict the impact that the political, social, and judicial landscape in Mexico will have on that country’s economy and energy sector and our business in Mexico. If any of the recent Mexican governmental actions are passed or otherwise become effective, if efforts to enjoin their enforcement or suspend or overturn them fail, or if other similar moves by the Mexican government are taken to curb private-party participation in the energy sector, including the passage of additional laws or regulations or increased investigative and enforcement activities, this could materially impact our ability to operate our facilities at existing levels or at all, may result in increased costs for IEnova and its customers, may adversely affect our ability to develop new projects, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on our business, financial condition, results of operations, cash flows and/or prospects.

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

Sempra Energy / San Diego Gas & Electric Company
4.1	Seventy-First Supplemental Indenture, dated as of August 13, 2021.		8-K	4.1	08/13/21

EXHIBIT 10 -- MATERIAL CONTRACTS

10.1	Master Agreement to Resolve JCCP No. 4861 Private Party Claims, effective September 26, 2021, by and among Sempra Energy, Southern California Gas Company, and the plaintiff’s law firms listed on the signature pages thereto.		8-K	10.1	09/27/21

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra Energy:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: November 5, 2021	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 5, 2021	By: /s/ Valerie A. Bille
Valerie A. Bille
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 5, 2021	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny
Chief Financial Officer, Controller and Chief Accounting Officer (Duly Authorized Officer)