Form 10-K
period 2021-12-31
SEMPRA ENERGY; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2022-02-25
CIK 1032208, 86521, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Nos.
1-14201	SEMPRA ENERGY	California	33-0732627
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800
8326 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705
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

Sempra Energy		☒
San Diego Gas & Electric Company		☒
Southern California Gas Company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes ☐	No ☒
San Diego Gas & Electric Company	Yes ☐	No ☒
Southern California Gas Company	Yes ☐	No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021:

Sempra Energy	$41.7 billion (based on the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter)
San Diego Gas & Electric Company	$0
Southern California Gas Company	$0

Common Stock outstanding, without par value, as of February 18, 2022:

Sempra Energy	315,653,893 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SAN DIEGO GAS & ELECTRIC COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Sempra Energy proxy statement to be filed for its May 2022 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

Portions of the Southern California Gas Company information statement to be filed for its June 2022 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

This combined Form 10-K is separately filed by Sempra Energy doing business as Sempra, San Diego Gas & Electric Company and Southern California Gas Company. Information contained herein relating to any one of these individual reporting entities is filed by such entity on its own behalf. Each entity makes statements herein only as to itself and its consolidated subsidiaries and makes no statement whatsoever as to any other entity.
You should read this report in its entirety as it pertains to each respective reporting entity. No one section of the report deals with all aspects of the subject matter. A separate Part II – Item 8 is provided for each reporting entity, except for the Notes to Consolidated Financial Statements in Part II – Item 8. The Notes to Consolidated Financial Statements for all of the reporting entities are combined. All Items other than Part II – Item 8 are combined for the three reporting entities.

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

2019 GRC FD	final decision in SDG&E’s and SoCalGas’ 2019 General Rate Case
AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
AMP	Arrearage Management Payment Plan
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASR	accelerated share repurchase
ASU	Accounting Standards Update
Bay Gas	Bay Gas Storage Company, Ltd.
Bcf	billion cubic feet
Bechtel	Bechtel Oil, Gas and Chemicals, Inc.
Blade	Blade Energy Partners
bps	basis points
CalGEM	California Geologic Energy Management Division (formerly known as Division of Oil, Gas, and Geothermal Resources or DOGGR)
Cameron LNG JV	Cameron LNG Holdings, LLC
CARB	California Air Resources Board
CCA	Community Choice Aggregation
CCC	California Coastal Commission
CCM	cost of capital adjustment mechanism
CEC	California Energy Commission
CENACE	Centro Nacional de Control de Energía (Mexico’s National Center for Energy Control)
CENAGAS	Centro Nacional de Control de Gas
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
Chilquinta Energía	Chilquinta Energía, S.A. and its subsidiaries
CNBV	Comisión Nacional Bancaria y de Valores (Mexico’s National Banking and Securities Commission)
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DA	Direct Access
DEN	Ductos y Energéticos del Norte, S. de R.L. de C.V.
DOE	U.S. Department of Energy
DOT	U.S. Department of Transportation
DWR	California Department of Water Resources
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
Eletrans	Eletrans S.A., Eletrans II S.A. and Eletrans III S.A., collectively
Enova	Enova Corporation
EPA	U.S. Environmental Protection Agency
EPC	engineering, procurement and construction

GLOSSARY (CONTINUED)

EPS	earnings (losses) per common share
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERR	eligible renewable energy resource
ESJ	Energía Sierra Juárez, S. de R.L. de C.V.
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FTA	Free Trade Agreement
Gazprom	Gazprom Marketing & Trading México S. de R.L. de C.V.
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HMRC	Her Majesty’s Revenue and Customs (United Kingdom’s Revenue and Customs Department)
IEnova	Infraestructura Energética Nova, S.A.B. de C.V., renamed Infraestructura Energética Nova, S.A.P.I. de C.V. on November 1, 2021
IEnova Pipelines	IEnova Pipelines, S. de R.L. de C.V.
IMG	Infraestructura Marina del Golfo
InfraREIT	InfraREIT, Inc.
IOU	investor-owned utility
IRC	U.S. Internal Revenue Code of 1986 (as amended)
IRS	U.S. Internal Revenue Service
ISFSI	independent spent fuel storage installation
ISO	Independent System Operator
JV	joint venture
KKR	KKR Pinnacle Investor L.P. (as successor-in-interest to KKR Pinnacle Aggregator L.P.), an affiliate of Kohlberg Kravis Roberts & Co. L.P.
kV	kilovolt
kW	kilowatt
kWh	kilowatt hour
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas
LPG	liquid petroleum gas
LTIP	long-term incentive plan
Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mexican Stock Exchange	Bolsa Mexicana de Valores, S.A.B. de C.V., or BMV
Mississippi Hub	Mississippi Hub, LLC
MMBtu	million British thermal units (of natural gas)
MMcf	million cubic feet
Moody’s	Moody’s Investors Service
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NAV	net asset value
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NOL	net operating loss

GLOSSARY (CONTINUED)

NRC	Nuclear Regulatory Commission
NYSE	New York Stock Exchange
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OEIS	Office of Energy Infrastructure Safety
OII	Order Instituting Investigation
OIR	Order Instituting a Rulemaking
OMEC	Otay Mesa Energy Center
OMEC LLC	Otay Mesa Energy Center LLC
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
OSC	Order to Show Cause
Otay Mesa VIE	OMEC LLC VIE
PBOP	postretirement benefits other than pension
PE	Pacific Enterprises
PEMEX	Petróleos Mexicanos (Mexican state-owned oil company)
PG&E	Pacific Gas and Electric Company
PHMSA	Pipeline and Hazardous Materials Safety Administration
PP&E	property, plant and equipment
PPA	power purchase agreement
PRP	Potentially Responsible Party
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
PXiSE	PXiSE Energy Solutions, LLC
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
REC	renewable energy certificate
ROE	return on equity
ROU	right-of-use
RPS	Renewables Portfolio Standard
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
Saavi Energía	Saavi Energía S. de R.L. de C.V.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
Sempra	Sempra Energy doing business as Sempra, together with its consolidated entities unless otherwise stated or indicated by the context
Sempra California	San Diego Gas & Electric Company and Southern California Gas Company, collectively
Sempra Global	Sempra Global, which was renamed Sempra Infrastructure Partners, LP on September 30, 2021
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	6% mandatory convertible preferred stock, series A
series B preferred stock	6.75% mandatory convertible preferred stock, series B
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
Sharyland Holdings	Sharyland Holdings, L.P.
Sharyland Utilities	Sharyland Utilities, L.L.C.
Shell Mexico	Shell México Gas Natural, S. de R.L. de C.V.
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation, which was formerly named Sempra Global before September 30, 2021
SoCalGas	Southern California Gas Company

GLOSSARY (CONTINUED)

SONGS	San Onofre Nuclear Generating Station
Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG	TAG Norte Holding, S. de R.L. de C.V.
Tangguh PSC	Tangguh PSC Contractors
TCJA	Tax Cuts and Jobs Act of 2017
TdM	Termoeléctrica de Mexicali
Technip Energies	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V.
Tecnored	Tecnored S.A.
Tecsur	Tecsur S.A.
TO4	Electric Transmission Owner Formula Rate, effective through May 31, 2019
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TTI	Texas Transmission Investment LLC
U.S. GAAP	generally accepted accounting principles in the United States of America
VaR	value at risk
VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

References in this report to “we,” “our,” “us,” “our company” and “Sempra” are to Sempra and its consolidated entities, collectively, unless otherwise stated or indicated by the context. We sometimes refer to SDG&E and SoCalGas collectively as Sempra California, which does not include the utilities in our Sempra Texas Utilities or Sempra Infrastructure segments or the utilities in our former South American businesses included in discontinued operations. All references in this report to our reportable segments are not intended to refer to any legal entity with the same or similar name.
Throughout this report, we refer to the following as Consolidated Financial Statements and Notes to Consolidated Financial Statements when discussed together or collectively:
▪the Consolidated Financial Statements and related Notes of Sempra and its subsidiaries and VIEs;
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
Forward-looking statements can be identified by words such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “under construction,” “in development,” “opportunity,” “target,” “outlook,” “maintain,” “continue,” “goal,” “aim,” “commit,” or similar expressions, or when we discuss our guidance, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.
Factors, among others, that could cause actual results and events to differ materially from those described in any forward-looking statements include risks and uncertainties relating to:
▪California wildfires, including the risks that we may be found liable for damages regardless of fault and that we may not be able to recover all or a substantial portion of costs from insurance, the Wildfire Fund, in rates from customers or a combination thereof
▪decisions, investigations, regulations, issuances or revocations of permits and other authorizations, renewals of franchises, and other actions by (i) the CPUC, CRE, DOE, FERC, PUCT, and other regulatory and governmental bodies and (ii) states, counties, cities and other jurisdictions in the U.S., Mexico and other countries in which we do business
▪the success of business development efforts, construction projects and acquisitions and divestitures, including risks in (i) the ability to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) the ability to realize anticipated benefits from any of these efforts if completed, and (iv) obtaining the consent or approval of partners or other third parties, including governmental entities and regulatory bodies
▪the resolution of civil and criminal litigation, regulatory inquiries, investigations and proceedings, arbitrations, and property disputes, including those related to the Leak
▪changes to laws, including proposed changes to the Mexican constitution that could materially limit access to the electric generation market and changes to Mexico’s trade rules that could materially limit our ability to import, export, transport and store hydrocarbons
▪failure of foreign governments and state-owned entities to honor their contracts and commitments
▪actions by credit rating agencies to downgrade our credit ratings or to place those ratings on negative outlook and our ability to borrow on favorable terms and meet our debt service obligations
▪the impact of energy and climate policies, legislation and rulemaking, as well as related goals set, and actions taken, by companies in our industry, including actions to reduce or eliminate reliance on natural gas generally and any deterioration of or increased uncertainty in the political or regulatory environment for California natural gas distribution companies and the risk of nonrecovery for stranded assets
▪the pace of the development and adoption of new technologies in the energy sector, including those designed to support governmental and private party energy and climate goals, and our ability to timely and economically incorporate them into our business
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, acts of terrorism, information system outages or other events that disrupt our operations, damage our facilities and systems, cause the release of harmful materials, cause fires or subject us to liability for property damage or personal injuries, fines and penalties, some of which may not be covered by insurance, may be disputed by insurers or may otherwise not be recoverable through regulatory mechanisms or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power and natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid or limitations on the withdrawal of natural gas from storage facilities
▪the impact of the COVID-19 pandemic, including potential vaccination mandates, on capital projects, regulatory approvals and the execution of our operations
▪cybersecurity threats to the energy grid, storage and pipeline infrastructure, information and systems used to operate our businesses, and confidentiality of our proprietary information and personal information of our customers and employees, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which may become more pronounced in the event of geopolitical events and other uncertainties, such as the conflict in Ukraine
▪the impact at SDG&E on competitive customer rates and reliability due to the growth in distributed and local power generation, including from departing retail load resulting from customers transferring to CCA and DA, and the risk of nonrecovery for stranded assets and contractual obligations
▪Oncor’s ability to eliminate or reduce its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪volatility in foreign currency exchange, inflation and interest rates and commodity prices, including inflationary pressures in the U.S., and our ability to effectively hedge these risks and with respect to inflation and interest rates, the impact on SDG&E’s and SoCalGas’ cost of capital and the affordability of customer rates
▪changes in tax and trade policies, laws and regulations, including tariffs and revisions to international trade agreements that may increase our costs, reduce our competitiveness, or impair our ability to resolve trade disputes
▪other uncertainties, some of which may be difficult to predict and are beyond our control
We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described herein and in other reports that we file with the SEC.

SUMMARY OF RISK FACTORS
There are a number of risks you should understand before making an investment decision in our securities or the securities of our subsidiaries. This summary is not intended to be complete and should only be read together with the information set forth in “Part I – Item 1A. Risk Factors” in this report. If any of these risks occurs, Sempra’s and its subsidiaries’ results of operations, financial condition, cash flows and/or prospects could be materially adversely affected, and the trading price of Sempra’s securities and those of its subsidiaries could decline. These risks include the following:
Risks Related to Sempra
▪Sempra’s cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its subsidiaries and entities accounted for as equity method investments
▪The economic interest, voting rights and market value of our outstanding common and preferred stock may be adversely affected by any additional equity securities we may issue
Risks Related to All Sempra Businesses
▪Severe weather, natural disasters and other similar events could materially adversely affect us
▪Our debt service obligations expose us to risks, and with respect to Sempra, could require additional equity securities issuances
▪The availability and cost of debt or equity financing could be negatively affected by market and economic conditions and other factors, and any such effects could materially adversely affect us
▪Credit rating agencies may downgrade our credit ratings or place those ratings on negative outlook
▪Our businesses require numerous permits, licenses, franchises and other approvals from various governmental agencies, and the failure to obtain or maintain any of them could materially adversely affect us
▪Our businesses are facing climate change concerns and have environmental compliance costs, which could have a material adverse effect on us
▪Our businesses are subject to numerous governmental regulations and complex tax and accounting requirements and may be materially adversely affected by these regulations or requirements or any changes to them
Risks Related to Sempra California
▪Wildfires in California pose risks to Sempra California (particularly SDG&E) and Sempra
▪The electricity industry is undergoing significant change, including increased deployment of distributed energy resources, technological advancements, and political and regulatory developments
▪Natural gas and natural gas storage have increasingly been the subject of political and public scrutiny, including a desire by some to reduce or eliminate reliance on natural gas as an energy source
▪SoCalGas has incurred and may continue to incur significant costs, expenses and other liabilities related to the Leak, a substantial portion of which may not be recoverable through insurance

Risks Related to Sempra Texas Utilities
▪Certain ring-fencing measures, governance mechanisms and commitments limit our ability to influence the management, operations and policies of Oncor
▪Changes in the regulation or operation of the electric utility industry and/or the ERCOT market could materially adversely affect Oncor, which could materially adversely affect us
Risks Related to Sempra Infrastructure
▪Project development activities may not be successful, projects under construction may not be completed on schedule or within budget, and completed projects may not operate at expected levels, any of which could materially adversely affect us
▪We may not be able to enter into, maintain, extend or replace long-term supply, sales or capacity agreements
▪Our businesses depend on the performance of counterparties, and any performance failures by these counterparties could materially adversely affect us
▪Our international businesses and operations expose us to increased legal, regulatory, tax, economic, geopolitical, management oversight, foreign currency and inflation risks and challenges

PART I.

ITEM 1. BUSINESS
OVERVIEW
We are a California-based holding company with energy infrastructure investments in North America. Our businesses invest in, develop and operate energy infrastructure, and provide electric and gas services to customers through regulated public utilities.
Sempra was formed in 1998 through a business combination of Enova and PE, the holding companies of our regulated public utilities in California: SDG&E, which began operations in 1881, and SoCalGas, which began operations in 1867. We have since expanded our regulated public utility presence into Texas through our 80.25% interest in Oncor and 50% interest in Sharyland Utilities.
We have a strong and growing presence in Mexico through a diverse portfolio of energy infrastructure projects and assets serving Mexico’s growing energy needs. Our energy infrastructure footprint also includes our 50.2% interest in Cameron LNG JV, which is a natural gas liquefaction export facility operating in Louisiana, and construction and development of LNG projects and assets on the Gulf Coast and Pacific Coast of North America.
In the fourth quarter of 2021, we formed Sempra Infrastructure, a new segment that includes the operating companies of our subsidiary, SI Partners, as well as a holding company and certain services companies. Through an internal reorganization, we consolidated the assets of our LNG business (previously included in our Sempra LNG segment) and our ownership of IEnova (previously included in our Sempra Mexico segment) under Sempra Global (previously included in Parent and other), which was renamed SI Partners. This reorganization simplifies Sempra’s ownership and management of its non-utility, energy infrastructure assets in North America by consolidating them under a single platform. As a result, the Sempra LNG and Sempra Mexico segments no longer exist. Our historical segment disclosures have been restated to conform with the current presentation, so that all segment discussions reflect the revised segment information of our four separate reportable segments.
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
Business Strategy
Our mission is to be North America’s premier energy infrastructure company. We are primarily focused on transmission and distribution investments, among other areas, that we believe are capable of producing stable cash flows and earnings visibility, with the goal of delivering safe and reliable energy to our customers and increasing shareholder value.
DESCRIPTION OF BUSINESS BY SEGMENT
Our business activities are organized under the following reportable segments:
▪SDG&E
▪SoCalGas
▪Sempra Texas Utilities
▪Sempra Infrastructure
SDG&E
SDG&E is a regulated public utility that provides electric services to a population of, at December 31, 2021, approximately 3.6 million and natural gas services to approximately 3.3 million of that population, covering a 4,100 square mile service territory in Southern California that encompasses San Diego County and an adjacent portion of Orange County.

SDG&E’s assets at December 31, 2021 covered the following territory:

Ortega
San Clemente
Fallbrook
Pala
Ramona
Borrego Springs
Escondido
Oceanside
Carmel Valley
Escondido
Shelter Valley
Miramar
Butterfield Ranch
Existing Battery Storage
Proposed Battery Storage
Transmission Line
Distribution Line
Natural Gas Line
Service Territory
Kearny
La Jolla
El Cajon
El Cajon
San Diego
Bonita
Campo
Imperial Beach

Electric Utility Operations
Electric Transmission and Distribution System. Service to SDG&E’s customers is supported by its electric transmission and distribution system, which includes substations and overhead and underground lines. These electric facilities are primarily in the San Diego, Imperial and Orange counties of California, and in Arizona and Nevada and consisted of 2,148 miles of transmission lines, 23,829 miles of distribution lines and 160 substations at December 31, 2021. Occasionally, various areas of the service territory require expansion to accommodate customer growth and maintain reliability and safety.
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

Electric Resources. To meet customer demand, SDG&E supplies power from its own electric generation facilities and procures power on a long-term basis from other suppliers for resale through CPUC-approved purchased-power contracts or through purchases on the spot market. SDG&E does not earn any return on commodity sales volumes. SDG&E’s supply at December 31, 2021 was as follows:

SDG&E – ELECTRIC RESOURCES(1)

	Contract	Net operating
	expiration date	capacity (MW)	% of total
Owned generation facilities, natural gas(2)		1,204	24%
Purchased-power contracts:
Renewables:
Wind	2023 to 2035	1,131	22
Solar	2030 to 2042	1,350	26
Other	2022 and thereafter	168	3
Tolling and other	2022 to 2042	1,292	25
Total		5,145	100%
(1)    Excludes approximately 128 MW of energy storage owned and approximately 164 MW of energy storage contracted.
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
Customers and Demand. SDG&E provides electric services through the generation, transmission and distribution of electricity to the following customer classes:

SDG&E – ELECTRIC CUSTOMER METERS AND VOLUMES

	Customer meter count	Volumes(1) (millions of kWh)
	December 31,	Years ended December 31,
	2021	2021	2020	2019
Residential	1,282,331	5,657	6,606	5,982
Commercial	72,216	4,128	5,873	6,295
Industrial	683	1,398	1,842	2,044
Street and highway lighting	3,487	115	77	76
	1,358,717	11,298	14,398	14,397
CCA and DA	137,098	5,916	3,482	3,549
Total	1,495,815	17,214	17,880	17,946
(1)    Includes intercompany sales.

SDG&E currently provides procurement service for most of its customer load. However, some customers can receive procurement service from a load-serving entity other than SDG&E through programs such as CCA and DA. In such cases, SDG&E no longer procures energy for this departing load. Accordingly, SDG&E’s CCA and DA customers receive primarily transportation and distribution services from SDG&E.
CCA is only available if the customer’s local jurisdiction (city) offers such a program and DA is currently limited by a cap based on gigawatt hours. A number of jurisdictions in SDG&E’s territory, including the City and County of San Diego and 14 other municipalities, have implemented, are implementing or are considering implementing CCA. Based on our current expectations, SDG&E could procure energy for less than half of its current customer load by December 31, 2022.
SDG&E’s historical energy procurement may exceed the needs of its bundled customers as customers elect CCA and DA service. Accordingly, the associated costs of the utility’s procured resources could then be borne by SDG&E’s remaining bundled procurement customers. To help achieve the goal of ratepayer indifference (whether or not customers’ energy is procured by SDG&E or by CCA or DA), the CPUC revised the Power Charge Indifference Adjustment framework. SDG&E implemented the framework on January 1, 2019, by adopting several refinements designed to more equitably share energy procurement costs among customers served by SDG&E and customers served by CCA and DA.
San Diego’s mild climate and SDG&E’s robust energy efficiency programs contribute to lower consumption by our customers. Rooftop solar installations continue to reduce residential and commercial volumes sold by SDG&E. At December 31, 2021, 2020 and 2019, the residential and commercial rooftop solar capacity in SDG&E’s territory totaled 1,620 MW, 1,423 MW and 1,233 MW, respectively.
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
Competition. SDG&E faces competition to serve its customer load from the growth in distributed and local power generation, including solar installations. In addition, the electric industry is undergoing rapid technological change, and third-party energy storage alternatives and other technologies may increasingly compete with SDG&E’s traditional transmission and distribution infrastructure in delivering electricity to consumers. However, SDG&E does not earn any return on commodity sales.
Natural Gas Utility Operations
We describe SDG&E’s natural gas utility operations below in “Sempra California’s Natural Gas Utility Operations.”
SoCalGas
SoCalGas is a regulated public utility that owns and operates a natural gas distribution, transmission and storage system that supplies natural gas to a population of, at December 31, 2021, approximately 22 million, covering a 24,000 square mile service territory that encompasses Southern California and portions of central California (excluding San Diego County, the City of Long Beach and the desert area of San Bernardino County).

SoCalGas’ assets at December 31, 2021 covered the following territory:

Bakersfield
Santa Barbara
La Goleta
Honor Rancho
Aliso Canyon
Los Angeles
Playa Del Rey
Oceanside
Escondido
San Diego
Natural Gas Storage
Distribution Line
Transmission Line
Service Territory

Natural Gas Utility Operations
We describe SoCalGas’ natural gas utility operations below in “Sempra California’s Natural Gas Utility Operations.”
Sempra California’s Natural Gas Utility Operations
Natural Gas Procurement and Transportation
At December 31, 2021, SoCalGas’ natural gas facilities included 3,047 miles of transmission and storage pipelines, 51,724 miles of distribution pipelines, 48,549 miles of service pipelines and nine transmission compressor stations, and SDG&E’s natural gas facilities consisted of 176 miles of transmission pipelines, 9,058 miles of distribution pipelines, 6,686 miles of service pipelines and one compressor station.
SoCalGas’ and SDG&E’s gas transmission pipelines interconnect with four major interstate pipeline systems: El Paso Natural Gas, Transwestern Pipeline, Kern River Pipeline Company, and Mojave Pipeline Company, allowing customers to bring gas supplies into the SoCalGas gas transmission pipeline system from the various out-of-state gas producing basins. Additionally, an interconnection with PG&E’s intrastate gas transmission pipeline system allows gas to flow into SoCalGas’ gas transmission pipeline system. SoCalGas’ gas transmission pipeline system also has an interconnect with a Mexican gas pipeline company at Otay Mesa on the California/Mexico border that allows gas to not only flow south from the gas producing basins in the southwestern U.S., but to also flow north into SoCalGas’ gas transmission pipeline system from LNG-sourced supplies in Mexico. There are also several in-state gas interconnections allowing for delivery of California-produced gas, including a number of direct connections from renewable natural gas producers.
SoCalGas purchases natural gas under short-term and long-term contracts for SDG&E’s and SoCalGas’ core customers. SoCalGas purchases natural gas from various sources, including from Canada, the U.S. Rockies and the southwestern regions of the U.S. Purchases of natural gas are primarily priced based on published monthly bid week indices.
To support the delivery of natural gas supplies to its distribution system and to meet the needs of customers, SoCalGas has firm interstate pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation rights.

Energy companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company and Kern River Gas Transmission Company, provide transportation services into SoCalGas’ intrastate transmission system for supplies purchased by SoCalGas.
Natural Gas Storage
SoCalGas owns four natural gas storage facilities with a combined working gas capacity of 137 Bcf and 135 injection, withdrawal and observation wells that provide natural gas storage services for core, noncore and non-end-use customers. SoCalGas’ and SDG&E’s core customers are allocated a portion of SoCalGas’ storage capacity. SoCalGas uses the remaining storage capacity for load balancing services for all customers and, if available, to others, including SDG&E for its non-core customer requirements. Natural gas withdrawn from storage is important to help maintain service reliability during peak demand periods, including consumer heating needs in the winter, as well as peak electric generation needs in the summer. The Aliso Canyon natural gas storage facility has a storage capacity of 86 Bcf and, subject to the CPUC limitations described below, represents 63% of SoCalGas’ natural gas storage capacity. SoCalGas discovered a natural gas leak at one of its wells at the Aliso Canyon natural gas storage facility in October 2015 and permanently sealed the well in February 2016. SoCalGas was subsequently authorized to make limited withdrawals and injections of natural gas at the Aliso Canyon natural gas storage facility and, on an interim basis, has been directed by the CPUC to maintain up to 41.16 Bcf of working gas at the facility to help achieve reliability for the region at reasonable rates as determined by the CPUC. To help maintain system reliability, the CPUC issued a protocol authorizing withdrawals of natural gas from the facility if available gas supply and gas prices reach defined thresholds for SoCalGas’ system, as determined by the protocol. We discuss the Leak in Note 16 of the Notes to Consolidated Financial Statements, in “Part I – Item 1A. Risk Factors” and in “Part II – Item 7. MD&A – Capital Resources and Liquidity – SoCalGas.”
Customers and Demand
SoCalGas and SDG&E sell, distribute and transport natural gas. SoCalGas purchases and stores natural gas for its core customers in its territory and SDG&E’s territory on a combined portfolio basis. SoCalGas also offers natural gas transportation and storage services for others.

SEMPRA CALIFORNIA – NATURAL GAS CUSTOMER METERS AND VOLUMES

	Customer meter count	Volumes (Bcf)(1)
	December 31,	Years ended December 31,
	2021	2021	2020	2019
SDG&E:
Residential	874,460
Commercial	29,060
Electric generation and transportation	2,630
Natural gas sales		46	43	45
Transportation		38	40	26
Total	906,150	84	83	71
SoCalGas:
Residential	5,823,610
Commercial	248,560
Industrial	24,660
Electric generation and wholesale	40
Natural gas sales		314	312	329
Transportation		568	572	547
Total	6,096,870	882	884	876
(1)    Includes intercompany sales.

For regulatory purposes, end-use customers are classified as either core or noncore customers. Core customers are primarily residential and small commercial and industrial customers.
Most core customers purchase natural gas directly from SoCalGas or SDG&E. While core customers are permitted to purchase their natural gas supplies from producers, marketers or brokers, SoCalGas and SDG&E are obligated to maintain adequate delivery capacity to serve the requirements of all their core customers.
Noncore customers at SoCalGas consist primarily of electric generation, wholesale, and large commercial and industrial customers. A portion of SoCalGas’ noncore customers are non-end-users, which include wholesale customers consisting primarily of other utilities, including SDG&E, or municipally owned natural gas distribution systems. Noncore customers at SDG&E consist primarily of electric generation and large commercial customers.
Noncore customers are responsible for procuring their natural gas requirements, as the regulatory framework does not allow SoCalGas and SDG&E to recover the cost of natural gas procured and delivered to noncore customers.
Demand for natural gas largely depends on the health and expansion of the Southern California economy, prices of alternative energy products, consumer preference, environmental regulations, legislation, California’s energy policy supporting increased electrification and renewable power generation, and the effectiveness of energy efficiency programs. Other external factors such as weather, the price of, demand for, and supply sources of electricity, the use of and further development of renewable energy resources and energy storage, development of new natural gas supply sources, demand for natural gas outside California, and general economic conditions can also result in significant shifts in market price, which may in turn impact demand.
One of the larger sources for natural gas demand is electric generation. Natural gas-fired electric generation within Southern California (and demand for natural gas supplied to such plants) competes with electric power generated throughout the western U.S. Natural gas transported for electric generating plant customers may be affected by the overall demand for electricity, growth in self-generation from rooftop solar, the addition of more efficient gas technologies, new energy efficiency initiatives, and the degree to which regulatory changes in electric transmission infrastructure investment divert electric generation from SoCalGas’ and SDG&E’s service areas. The demand for natural gas may also fluctuate due to volatility in the demand for electricity due to seasonality, weather conditions and other impacts, and the availability of competing supplies of electricity, such as hydroelectric generation and other renewable energy sources. Given the significant quantity of natural gas-fired generation, we believe natural gas is a dispatchable fuel that can help provide electric reliability in our California service territories.
The natural gas distribution business is subject to seasonality, and cash provided by operating activities generally is greater during and immediately following the winter heating months. As is prevalent in the industry, but subject to current regulatory limitations, SoCalGas typically injects natural gas into storage during the months of April through October, and usually withdraws natural gas from storage during the months of November through March.
Sempra Texas Utilities
Sempra Texas Utilities is comprised of our equity method investments in Oncor Holdings and Sharyland Holdings. Oncor Holdings is an indirect, wholly owned entity of Sempra that owns an 80.25% interest in Oncor. TTI owns the remaining 19.75% interest in Oncor. Sempra owns an indirect, 50% interest in Sharyland Holdings, which owns a 100% interest in Sharyland Utilities.
Sempra Texas Utilities’ assets at December 31, 2021 covered the following territory:

Oncor
Oncor is a regulated electricity transmission and distribution utility that operates in the north-central, eastern, western and panhandle regions of Texas. Oncor delivers electricity to end-use consumers through its electrical systems, and also provides transmission grid connections to merchant generation facilities and interconnections to other transmission grids in Texas. Oncor’s transmission and distribution assets are located in over 120 counties and more than 400 incorporated municipalities, including the cities of Dallas and Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler, Temple, Killeen and Round Rock, among others. Most of Oncor’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.
At December 31, 2021, Oncor had 4,537 employees, including 772 employees covered under a collective bargaining agreement.
Certain ring-fencing measures, governance mechanisms and commitments, which we describe in “Part I – Item 1A. Risk Factors,” are in effect and are intended to enhance Oncor Holdings’ and Oncor’s separateness from their owners and to mitigate the risk that these entities would be negatively impacted by the bankruptcy of, or other adverse financial developments affecting, their owners. Sempra does not control Oncor Holdings or Oncor, and the ring-fencing measures, governance mechanisms and commitments limit our ability to direct the management, policies and operations of Oncor Holdings and Oncor, including the deployment or disposition of their assets, declarations of dividends, strategic planning and other important corporate issues and actions, including limited representation on the Oncor Holdings and Oncor boards of directors. Because Oncor Holdings and Oncor are managed independently (i.e., ring-fenced), we account for our 100% ownership interest in Oncor Holdings as an equity method investment.
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

At December 31, 2021, Oncor’s transmission system included approximately 18,249 circuit miles of transmission lines, a total of 1,174 transmission and distribution substations, and interconnection to 130 third-party generation facilities totaling 45,403 MW.
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
Electricity Distribution. Oncor’s electricity distribution business is responsible for the overall safe and reliable operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the electricity distribution system within its certificated service area. Oncor’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,679 distribution feeders.
Oncor’s distribution system included more than 3.8 million points of delivery at December 31, 2021 and consisted of 122,441 miles of overhead and underground lines.
Distribution revenues from residential and small business users are based on actual monthly consumption (kWh) and distribution revenues from large commercial and industrial users are based on, depending on size and annual load factor, either actual monthly demand (kW) or the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior eleven months.
Customers and Demand. Oncor operates the largest transmission and distribution system in Texas, delivering electricity to more than 3.8 million homes and businesses, operating more than 140,000 miles of transmission and distribution lines as of December 31, 2021 in a territory with an estimated population of approximately 13 million. The consumers of the electricity Oncor delivers are free to choose their electricity supplier from retail electric providers who compete for their business. Accordingly, Oncor is not a seller of electricity, nor does it purchase electricity for resale. Rather, Oncor provides transmission services to its electricity distribution business as well as non-affiliated electricity distribution companies, cooperatives and municipalities and distribution services to retail electric providers that sell electricity to retail customers. At December 31, 2021, Oncor’s distribution customers consisted of approximately 95 retail electric providers and certain electric cooperatives in its certificated service area.
Oncor’s revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.
Competition. Oncor operates in certificated areas designated by the PUCT. The majority of Oncor’s service territory is single certificated, with Oncor as the only certificated electric transmission and distribution provider. However, in multi-certificated areas of Texas, Oncor competes with certain other utilities and rural electric cooperatives for the right to serve end-use customers. In addition, the electric industry is undergoing rapid technological change, and third-party distributed energy resources and other technologies may increasingly compete with Oncor’s traditional transmission and distribution infrastructure in delivering electricity to consumers.
Sharyland Utilities
Sharyland Utilities is a regulated electric transmission utility that owns and operates, at December 31, 2021, approximately 63 miles of electric transmission lines in south Texas, including a direct current line connecting Mexico and assets in McAllen, Texas. Sharyland Utilities is responsible for providing safe, reliable and efficient transmission and substation services and investing to support infrastructure needs in its service territory, which we discuss below in “Regulation – Utility Regulation – ERCOT Market.” Transmission revenues are provided under tariffs approved by the PUCT.
Sempra Infrastructure
Our Sempra Infrastructure segment includes the operating companies of our subsidiary, SI Partners, as well as a holding company and certain services companies. SI Partners is included within our Sempra Infrastructure reportable segment, but is not the same in its entirety as the reportable segment. Sempra Infrastructure develops, builds, operates and invests in energy infrastructure to help enable the energy transition in North American markets and globally.
Sempra Infrastructure owned an 80% interest in SI Partners at December 31, 2021, with the remaining 20% interest owned by KKR upon completion of its purchase of a NCI in SI Partners on October 1, 2021. On December 21, 2021, Sempra entered into a purchase and sale agreement with ADIA, pursuant to which ADIA agreed to acquire a 10% NCI in SI Partners. The consummation of the ADIA transaction is subject to the receipt of certain regulatory and third-party approvals, and other customary closing conditions. Following the closing of the ADIA transaction, Sempra, KKR and ADIA would directly or indirectly own 70%, 20%, and 10%, respectively, of the outstanding Class A Units of SI Partners. SI Partners has two authorized classes of limited partnership interests designated as “Class A Units” (which are common voting units) and “Sole Risk Interests” (which are only owned by Sempra, are non-voting and are not considered in the calculation of each limited partner’s respective ownership interests, subject to certain restrictions). We discuss KKR’s purchase and ADIA’s pending purchase of NCI in SI Partners, as well as SI Partners’ limited partnership agreement that governs the partners’ respective rights and obligations in respect of their ownership interests in SI Partners in Note 1 of the Notes to Consolidated Financial Statements.
SI Partners held a 100% ownership interest in Sempra LNG Holding, LP and a 99.9% ownership interest in IEnova at December 31, 2021, following completion of the exchange offer and cash tender offer to acquire the publicly owned shares of IEnova, which we discuss in Note 1 of the Notes to Consolidated Financial Statements. SI Partners simplifies Sempra’s ownership and management of its non-utility, energy infrastructure assets in North America by consolidating them under a single platform. These assets include LNG and natural gas infrastructure in the U.S. and Mexico, and renewable energy, LPG and refined products infrastructure in Mexico.
At December 31, 2021, Sempra Infrastructure owned or held interests in the following assets:

Energía Sierra Juárez I
Energía Sierra Juárez II
TGN Pipeline
Baja Refinados Terminal
Termoeléctrica de Mexicali
Gasoducto Rosarito Pipeline
GRO Expansion
Ecogas Mexicali
Rumorosa Solar
Energía Costa Azul Regasification
ECA LNG Phase 1 & ECA LNG Phase 2
Pima Solar
Aguaprieta Pipeline
Border Solar
San Isidro-Samalayuca Pipeline
Samalayuca Pipeline
Don Diego Solar
Sonora Pipeline Sasabe-Puerto Libertad-Guaymas
Ecogas Chihuahua
Ojinaga - El Encino Pipeline
Empalme Lateral
Sonora Pipeline Guaymas-El Oro
Topolobampo Marine Terminal
Vista Pacifico LNG
Baja Sur LNG
Ecogas La Laguna - Durango
Los Ramones I Pipeline
TDF LPG Pipeline
San Fernando Pipeline
Ventika Wind
Sur de Texas-Tuxpan (Marine)
Los Ramones Norte Pipeline
Tepezalá Solar
Guadalajara LPG Terminal
Mexico City Terminal
Puebla Terminal
Veracruz Marine Terminal
Manzanillo Marine Terminal
Ethane Pipeline
Port Arthur Pipeline Louisiana Connector
Cameron Interstate Pipeline
LAS Pipeline/ LA Storage
Cameron LNG Phase 1 & 2
Port Arthur Pipeline Texas Connector
Port Arthur LNG
Hackberry Carbon Sequestration
Operating LNG and Net-Zero Solutions Asset
LNG and Net-Zero Solutions Asset Under Construction
LNG and Net-Zero Solutions Asset in Development
Operating Energy Networks Asset
Energy Networks Asset Under Construction
Energy Networks Asset in Development
Operating Clean Power Asset
Clean Power Asset Under Construction
Sempra Infrastructure Territory
Gas Pipeline
Gas Pipeline in Development

LNG and Net-Zero Solutions
Sempra Infrastructure’s LNG and Net-Zero Solutions business line is comprised of a natural gas liquefaction portfolio in operation, construction or development, and is focused on energy diversification and the clean energy transition in markets that our customers serve.
Cameron LNG JV. Sempra Infrastructure owns 50.2% of Cameron LNG JV, while an affiliate of TotalEnergies SE, an affiliate of Mitsui & Co., Ltd., and Japan LNG Investment, LLC (a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha) each own 16.6% of Cameron LNG JV. We account for our ownership interest in Cameron LNG JV under the equity method. No single owner controls or can unilaterally direct significant activities of Cameron LNG JV.
Cameron LNG JV owns Cameron LNG JV Phase 1, a natural gas liquefaction, export, regasification and import facility with three natural gas pre-treatment, processing and liquefaction trains. Cameron LNG JV Phase 1 is located in Hackberry, Louisiana, along the Calcasieu Ship Channel, which handles significant industrial shipping, including large oil and LNG tankers, and is well positioned to supply the Atlantic and Pacific markets. Cameron LNG JV Phase 1 achieved commercial operations of Train 1, Train 2 and Train 3 in August 2019, February 2020 and August 2020, respectively. The three liquefaction trains have a combined nameplate capacity of 13.9 Mtpa of LNG with an export capacity of 12 Mtpa of LNG, or approximately 1.7 Bcf of natural gas per day. Cameron LNG JV has 20-year liquefaction and regasification tolling capacity agreements in place with affiliates of TotalEnergies SE, Mitsubishi Corporation and Mitsui & Co., Ltd., which collectively subscribe for the full nameplate capacity of the three trains at the facility.
ECA Regas Facility. Sempra Infrastructure owns and operates the ECA Regas Facility in Baja California, Mexico, which is capable of processing one Bcf of natural gas per day and has a storage capacity of 320,000 cubic meters in two tanks of 160,000 cubic meters each.
The ECA Regas Facility generates revenues from firm storage service fees under firm storage service agreements and nitrogen injection service agreements with Shell Mexico and Gazprom that expire in 2028, which permit them to collectively use 50% of the terminal’s capacity, with the remaining 50% of the capacity available for Sempra Infrastructure’s use. Shell Mexico and Gazprom have commenced binding arbitration to terminate these agreements and seek other relief. The land on which the ECA Regas Facility and the proposed ECA LNG liquefaction projects is situated as well as land adjacent to those properties are the subject of litigation. We discuss the ECA Regas Facility arbitration and land litigation in Note 16 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors.”
Sempra Infrastructure uses its 50% capacity at the ECA Regas Facility to satisfy its obligation under an LNG sale and purchase agreement with Tangguh PSC through 2029, which we discuss below, and ECA LNG Phase 1 will be the sole user of this capacity thereafter.
Asset and Supply Optimization. Sempra Infrastructure has an LNG sale and purchase agreement through 2029 with Tangguh PSC for the supply of the equivalent of 500 MMcf of natural gas per day at a price based on the SoCal Border index for natural gas. The LNG sale and purchase agreement allows Tangguh PSC to divert certain LNG volumes to other global markets in exchange for payments of diversion fees. Sempra Infrastructure may also enter into short-term supply agreements to purchase LNG to be received, stored and regasified at the ECA Regas Facility for sale to other parties. Sempra Infrastructure uses the natural gas produced from this LNG to supply a contract for the sale of natural gas to the CFE at prices that are based on the SoCal Border index. If LNG volumes received from Tangguh PSC are not sufficient to satisfy the commitment to the CFE, Sempra Infrastructure may purchase natural gas in the market to satisfy such commitment.
Sempra Infrastructure purchases, transports and sells natural gas, and has customers in both the U.S. and Mexico, including the CFE. Sempra Infrastructure may also purchase natural gas from other Sempra affiliates. Natural gas purchases and transportation arrangements are substantially backed by long-term, U.S. dollar-based contracts for the sale of natural gas to third parties (both U.S. sourced and derived from imported LNG), LNG offtake and natural gas storage and pipeline capacity.
ECA LNG Phase 1. Sempra Infrastructure owns an 83.4% interest in ECA LNG Phase 1, and an affiliate of TotalEnergies SE owns the remaining 16.6% interest. ECA LNG Phase 1 is constructing a one-train natural gas liquefaction facility at the site of Sempra Infrastructure’s existing ECA Regas Facility with a nameplate capacity of 3.25 Mtpa and an initial offtake capacity of 2.5 Mtpa. We expect ECA LNG Phase 1 to begin producing LNG by the end of 2024.
ECA LNG Phase 1 has definitive 20-year LNG sale and purchase agreements with an affiliate of TotalEnergies SE for approximately 1.7 Mtpa of LNG and Mitsui & Co., Ltd. for approximately 0.8 Mtpa of LNG.
The construction of the ECA LNG Phase 1 project is subject to numerous risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.”
Additional Potential LNG and Net-Zero Solutions’ Projects. Sempra Infrastructure is evaluating the following development opportunities:
▪Cameron LNG JV Phase 2 project, an expansion of Cameron LNG JV’s liquefaction export facility
▪ECA LNG Phase 2 project, a large-scale natural gas liquefaction export project to be located at the site of Sempra Infrastructure’s existing ECA Regas Facility in Baja California, Mexico
▪Port Arthur LNG, a large-scale natural gas liquefaction export project and associated infrastructure on a greenfield site in the vicinity of Port Arthur, Texas located along the Sabine-Neches waterway
▪Vista Pacifico LNG, a mid-scale natural gas liquefaction export project and associated infrastructure in the vicinity of Topolobampo in Sinaloa, Mexico
▪Baja Sur LNG, an early-stage regasification facility in La Paz, Baja California Sur, Mexico
▪Hackberry Carbon Storage, a carbon capture and sequestration project that is intended to reduce emissions at Cameron LNG JV

No final investment decision has been reached for any of these potential projects. The development of these projects is subject to numerous risks and uncertainties. For a discussion of these proposed projects and their risks, see “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.”
Demand and Competition. North America benefits from numerous competitive advantages as a potential supplier of LNG to world markets, including (but not limited to) the following:
▪high levels of developed and undeveloped natural gas resources, including unconventional natural gas and tight oil relative to domestic consumption levels
▪flexible and elastic markets in gas and oil drilling and production resulting in efficient unit costs of gas production
▪availability of extensive pre-existing natural gas pipeline transmission systems and natural gas storage capacity with proximity to production locations
Brownfield liquefaction projects also benefit from the particular competitive advantage of the proximity of pre-existing infrastructure, such as LNG tankage and berths.
Global LNG competition may limit North American LNG exports, as international liquefaction projects attempt to match North American LNG production costs and customer contractual rights such as volume and destination flexibility. It is expected that North American LNG exports will increase competition for current and future global natural gas demand, and thereby facilitate additional growth of a global commodity market for natural gas and LNG.
Additionally, our Cameron LNG JV co-owners and customers compete globally to market and sell LNG to end users, including gas and electric utilities located in LNG-importing countries around the world. By providing liquefaction services, Cameron LNG JV and future LNG export development projects compete indirectly with liquefaction projects currently operating and those under development in the global LNG market. In addition to the U.S., these competitors are located in the Middle East, Southeast Asia, Africa, South America, Australia and Europe.
The LNG regasification business is impacted by worldwide LNG market prices. High LNG prices in markets outside the market in which Sempra Infrastructure’s ECA Regas Facility operates have resulted and could continue to result in lower-than-expected deliveries of LNG cargoes to the ECA Regas Facility, which could increase costs if Sempra Infrastructure is instead required to obtain LNG in the open market at prevailing prices. Any inability to obtain expected LNG cargoes could also impact Sempra Infrastructure’s ability to maintain the minimum level of LNG required to keep the ECA Regas Facility in operation at the proper temperature. Prices in international LNG markets through which Sempra Infrastructure must purchase natural gas to meet its contractual obligations to deliver natural gas to customers may also affect how Sempra Infrastructure optimizes its assets and supply, which could have an adverse impact on its earnings.
Energy Networks
Sempra Infrastructure’s Energy Networks business line is comprised of a natural gas transportation and distribution network.
Cross-Border Interconnections and In-Country Pipelines. Sempra Infrastructure develops, builds, operates and invests in systems for the receipt, transportation, compression and delivery of natural gas and ethane. At December 31, 2021, these systems consisted of 1,850 miles of natural gas transmission pipelines plus 124 miles in development, 16 natural gas compression stations plus one in development, and 139 miles of ethane pipelines in Mexico. The design capacity of these pipeline assets is over 16,400 MMcf per day of natural gas, 204 MMcf per day of ethane gas and 106,000 barrels per day of ethane liquid. Capacity on Sempra Infrastructure’s pipelines and related assets is substantially contracted under long-term, U.S. dollar-based agreements with major industry participants such as the CFE, CENAGAS, PEMEX, Shell Mexico, Gazprom and other similar counterparties. Some of these pipeline assets are affected by disputes related to the property on which the pipelines are located, which we discuss in Note 16 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors.”
Sempra Infrastructure owns a 40-mile natural gas pipeline in south Louisiana, the Cameron Interstate Pipeline, which links the Cameron LNG JV Phase 1 facility in Cameron Parish in Louisiana, to five interstate pipelines that offer access to major feed gas supply basins in Texas and the northeast, midcontinent and southeast regions of the U.S. The majority of transportation capacity on the Cameron Interstate Pipeline is under long-term transportation service agreements with shippers for delivery to Cameron LNG JV Phase 1.
Natural Gas Distribution. Sempra Infrastructure’s natural gas distribution regulated utility, Ecogas, operates in three separate distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico. At December 31, 2021, Ecogas had approximately 2,842 miles of distribution pipeline, and approximately 143,000 customer meters serving more than 489,000 residential, commercial and industrial consumers with sales volume of approximately 10 MMcf per day in 2021. Ecogas relies on supply and transportation services from Sempra Infrastructure, SoCalGas and PEMEX for the natural gas it distributes to its customers.

LPG Storage and Associated Systems. Sempra Infrastructure owns and operates the TDF, S. de R. L. de C. V. (TDF) pipeline system and the Guadalajara LPG terminal. At December 31, 2021, the TDF pipeline system consisted of approximately 118 miles of 12-inch diameter LPG pipeline with a design capacity of 34,000 barrels per day and associated storage and dispatch facilities. The TDF pipeline system runs from PEMEX’s Burgos facility in the state of Tamaulipas, Mexico to Sempra Infrastructure’s delivery facility near the city of Monterrey, Mexico and is fully contracted to PEMEX on a firm basis through 2027. Sempra Infrastructure’s Guadalajara LPG terminal is an 80,000-barrel LPG storage facility near Guadalajara, Mexico, with associated loading and dispatch facilities, and serves the LPG needs of Guadalajara. The Guadalajara LPG terminal is fully contracted to PEMEX on a firm basis through 2028. Both contracts are U.S. dollar-denominated or referenced and are periodically adjusted for inflation.
Refined Products Storage. Sempra Infrastructure’s refined products storage business develops, constructs and operates systems for the receipt, storage and delivery of refined products, principally gasoline, diesel and jet fuel, throughout the Mexico states of Baja California, Colima, Puebla, Sinaloa, Veracruz and Valle de México for private companies. The Veracruz marine terminal reached commercial operations in March 2021 and the inland terminal in the vicinity of Mexico City reached commercial operations in July 2021. The two terminals have a combined storage capacity of more than 2.7 million barrels. Our customer contracts for our refined products storage business are structured as long-term, U.S. dollar-denominated, firm capacity storage agreements with counterparties including Chevron Corporation, Marathon Petroleum Corporation and Valero Energy Corporation. The contracted rate under these contracts is independent from each terminal’s regulated rate as determined by the CRE.
At December 31, 2021, Sempra Infrastructure had marine and inland terminals under development and construction, with a projected storage capacity of approximately 5 million barrels. We expect the Topolobampo marine terminal to reach commercial operations in the first half of 2022. The inland terminal in the vicinity of Puebla has been temporarily shut down during the pendency of an industrywide investigation initiated by the CRE to enforce Mexico’s fuel procurement laws and its storage permit may be at risk due to a separate CRE administrative proceeding. We discuss this investigation and other risks and uncertainties related to the construction of these projects in “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.”
Demand and Competition. Ecogas faces competition from other distributors of natural gas in each of its three distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico as other distributors of natural gas build or consider building natural gas distribution systems. Sempra Infrastructure’s pipeline and storage facilities businesses compete with other regulated and unregulated pipeline and storage facilities. They compete primarily on the basis of price (in terms of storage and transportation fees), available capacity and interconnections to downstream markets. The overall demand for natural gas distribution services increases during the winter months, while the overall demand for power increases during the summer months.
Clean Power
Sempra Infrastructure’s Clean Power business line consists of a renewable energy infrastructure portfolio and a natural gas-fired power plant in Mexico.
Renewable Power Generation. Sempra Infrastructure develops, builds, invests in and operates renewable energy generation facilities that have long-term PPAs to sell the electricity they generate to their customers, which are generally load serving entities, as well as industrial and other customers. Load serving entities sell electric service to their end-users and wholesale customers upon receipt of power delivery from these energy generation facilities, while industrial and other customers consume the electricity to run their facilities. At December 31, 2021, Sempra Infrastructure had a fully contracted, total nameplate capacity of 1,044 MW related to its wind and solar power generation facilities that were either fully operating or under construction. Some of these facilities are impacted by regulatory actions by the Mexican government and related litigation, which we discuss in Note 16 of the Notes to Consolidated Financial Statements, “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.”

SEMPRA INFRASTRUCTURE – RENEWABLE POWER GENERATION

	Location	Contract expiration date	Nameplate capacity (MW)
Wind power generation facilities:
ESJ – first phase	Tecate, Baja California	2035	155
ESJ – second phase(1)	Tecate, Baja California	2042	108
Ventika	Nuevo León, Mexico	2036	252
Solar power generation facilities:
Border Solar	Ciudad Juarez, Chihuahua	2032 and 2037	150
Don Diego Solar	Benjamin Hill, Sonora	2034 and 2037	125
Pima Solar	Caborca, Sonora	2038	110
Rumorosa Solar	Tecate, Baja California	2034	44
Tepezalá Solar	Aguascalientes	2034	100
Total			1,044
(1)    Commenced commercial operations in January 2022.
Natural Gas-Fired Generation. Sempra Infrastructure owns and operates the TdM power plant in the vicinity of Mexicali, Baja California, adjacent to the Mexico-U.S. border. TdM is a 625-MW natural gas-fired, combined-cycle power plant that commenced commercial operations in June 2003. The power plant is connected to our Gasoducto Rosarito pipeline system, which enables it to receive regasified LNG from the ECA Regas Facility as well as continental gas supplied from the U.S. on the North Baja pipeline. TdM generates revenue from selling electricity and resource adequacy to the California ISO and to governmental, public utility and wholesale power marketing entities.
Demand and Competition. Sempra Infrastructure competes with Mexican and foreign companies for new energy infrastructure projects in Mexico. Some of its competitors (including public or state-operated companies and their affiliates) may have better access to capital and greater financial and other resources, which could give them a competitive advantage for such projects.
Generation from Sempra Infrastructure’s renewable energy assets is susceptible to fluctuations in naturally occurring conditions such as wind, inclement weather and hours of sunlight. Because Sempra Infrastructure sells power that it generates at its ESJ wind power generation facility into California, Sempra Infrastructure’s future performance and the demand for renewable energy may be impacted by U.S. state mandated requirements to deliver a portion of total energy load from renewable energy sources. The rules governing these requirements in California are generally known as the RPS Program. In California, certification of a generation project by the CEC as an ERR allows the purchase of output from such generation facility to be counted towards fulfillment of the RPS Program requirements, if such purchase meets the provisions of SB X1-2, the California Renewable Energy Resources Act. The RPS Program may affect the demand for output from renewable energy projects developed by Sempra Infrastructure, particularly the demand from California’s utilities. The first phase of ESJ, a wind power generation facility that delivers energy into California, has been certified by the CEC and is in compliance with the RPS Program as of December 31, 2021. Sempra Infrastructure is pursuing ERR certification for the second phase of ESJ.
TdM competes daily with other generating plants that supply power into the California electricity market. Sempra Infrastructure manages commodity price risk at TdM by using a mix of day ahead sales of energy, energy spreads hedging, ancillary services, and short-term to medium-term capacity sales.
Discontinued Operations
We completed the sales of our equity interests in our Peruvian businesses in April 2020 and our Chilean businesses in June 2020. These South American businesses included our former 100% interest in Chilquinta Energía (an electric distribution utility in Chile), our former 83.6% interest in Luz del Sur (an electric distribution utility in Peru) and our former interests in two energy-services companies, Tecnored and Tecsur, which provide electric construction and infrastructure services to Chilquinta Energía and Luz del Sur, respectively, as well as third parties. These businesses and certain activities associated with these businesses are presented as discontinued operations in this report. We provide further information about discontinued operations in Note 5 of the Notes to Consolidated Financial Statements.

REGULATION
We discuss the material effects of compliance with all government regulations, including environmental regulations, on our capital expenditures, earnings and competitive position in “Part II – Item 7. MD&A” and Note 16 of the Notes to Consolidated Financial Statements.

Utility Regulation
California
SDG&E and SoCalGas are principally regulated at the state level by the CPUC, CEC and CARB.
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
▪conducts reviews and audits of utility performance and compliance with regulatory guidelines and conducts investigations related to various matters, such as safety, reliability and planning, deregulation, competition and the environment; and
▪regulates the interactions and transactions of SDG&E and SoCalGas with Sempra and its other affiliates.
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
The CEC conducts a 20-year forecast of available supplies and prices for every market sector that consumes natural gas in California. This forecast includes resource evaluation, pipeline capacity needs, natural gas demand and wellhead prices, and costs of transportation and distribution. This analysis is one of many resource materials used to support SDG&E’s and SoCalGas’ long-term investment decisions.
California requires certain of its electric retail sellers, including SDG&E, to deliver a significant percentage of their retail energy sales from renewable energy sources. The rules governing this requirement, administered by both the CPUC and the CEC, are generally known as the RPS Program.
AB 32, the California Global Warming Solutions Act of 2006, assigns responsibility to CARB for monitoring and establishing policies for reducing GHG emissions. The law requires CARB to develop and adopt a comprehensive plan for achieving real, quantifiable and cost-effective GHG emissions reductions, including a statewide GHG emissions cap, mandatory reporting rules, and regulatory and market mechanisms to achieve reductions of GHG emissions. CARB is a department within the California Environmental Protection Agency, an organization that reports directly to the Governor’s Office. Sempra Infrastructure is also subject to the rules and regulations of CARB.
The operation and maintenance of SoCalGas’ natural gas storage facilities are regulated by CalGEM and the CPUC, as well as various other state and local agencies.
Texas
Oncor’s and Sharyland Utilities’ rates are regulated at the state level by the PUCT and, in the case of Oncor, at the city level by certain cities. The PUCT has original jurisdiction over wholesale transmission rates and services and retail rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT, and has exclusive appellate jurisdiction to review the retail rate and service orders and ordinances of municipalities. Generally, the Texas PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that do not have the prior approval of the appropriate regulatory authority (i.e., the PUCT or the municipality with original jurisdiction).
At the state level, PURA requires utility owners or operators of electric transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system. The PUCT has adopted rules implementing the state open-access requirements for all utilities that are subject to the PUCT’s jurisdiction over electric transmission services, including Oncor.

U.S. Federal
SDG&E and SoCalGas are also regulated at the federal level by the FERC, the EPA, the DOE and the DOT, and for SDG&E the NRC.
The FERC regulates SDG&E’s and SoCalGas’ interstate sale and transportation of natural gas. The FERC also regulates SDG&E’s transmission and wholesale sales of electricity in interstate commerce, transmission access, rates of return on transmission investment, rates of depreciation, electric rates involving sales for resale and the application of the uniform system of accounts. The U.S. Energy Policy Act governs procedures for requests for electric transmission service. The California IOUs’ electric transmission facilities are under the operational control of the California ISO. As member utilities, Oncor and Sharyland Utilities operate within the ERCOT market, which we discuss below. To a small degree related to limited interconnections to other markets, Oncor’s electric transmission revenues are provided under tariffs approved by the FERC.
The NRC oversees the licensing, construction, operation and decommissioning of nuclear facilities in the U.S., including SONGS, in which SDG&E owns a 20% interest and which was permanently retired in 2013. The NRC and various state regulations require extensive review of the safety, radiological and environmental aspects of these facilities. We provide further discussion of SONGS matters, including the closure and decommissioning of the facility, in Note 15 of the Notes to Consolidated Financial Statements.
The EPA implements federal laws to protect human health and the environment, including federal laws on air quality, water quality, wastewater discharge, solid waste management, and hazardous waste disposal and remediation. The EPA also sets national environmental standards that state and tribal governments implement through their own regulations. SDG&E, SoCalGas, Oncor and Sharyland Utilities are therefore subject to an interrelated framework of environmental laws and regulations.
The DOT, through PHMSA, has established regulations regarding engineering standards and operating procedures, including procedures intended to manage cybersecurity risks, applicable to SDG&E’s and SoCalGas’ natural gas transmission and distribution pipelines, as well as natural gas storage facilities. The DOT has certified the CPUC to administer oversight and compliance with these regulations for the entities they regulate in California.
ERCOT Market
As member utilities, Oncor and Sharyland Utilities operate within the ERCOT market, which represents approximately 90% of the electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the ISO of the interconnected transmission grid for those systems. ERCOT is subject to oversight by the PUCT and the Texas Legislature. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems, as well as nondiscriminatory access to transmission service by all wholesale market participants, in the ERCOT region. ERCOT’s membership consists of corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers, distribution services providers, independent retail electric providers and consumers.
The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas’ main interconnected electric transmission grid. Oncor and Sharyland Utilities, along with other owners of electric transmission and distribution facilities in Texas, participate with the ERCOT ISO and other member utilities in its operations. Each of these Texas utilities has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated distribution service area. Each participates with the ERCOT ISO and other ERCOT utilities in obtaining regulatory approvals and planning, designing, constructing and upgrading transmission lines in order to remove any existing constraints and interconnect energy generation on the ERCOT transmission grid. These transmission line projects are necessary to meet reliability needs, support energy production and increase bulk power transfer capability.
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
Other U.S. State and Local Territories Regulation
The South Coast Air Quality Management District is the air pollution control agency responsible for regulating stationary sources of air pollution in the South Coast Air Basin in Southern California. The district’s territory covers all of Orange County and the urban portions of Los Angeles, San Bernardino and Riverside counties.

SDG&E has electric franchises with the two counties and the 27 cities in or adjoining its electric service territory, and natural gas franchises with the one county and the 18 cities in its natural gas service territory. These franchises allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of natural gas and/or electricity. Most of the franchises have indefinite lives with no expiration dates. Some of SDG&E’s natural gas and electric franchises have fixed expiration dates that range from 2028 to 2035. In June 2021, the City of San Diego approved ordinances granting to SDG&E the natural gas and electric franchises for the city. These franchise agreements provide SDG&E the opportunity to serve the City of San Diego for the next 20 years, consisting of 10-year agreements that will automatically renew for an additional 10 years unless the City Council voids the automatic renewal with a supermajority vote. The agreements went into effect in July 2021.
SoCalGas has natural gas franchises with the 12 counties and the 223 cities in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas. Most of the franchises have indefinite lives with no expiration date. Some franchises have fixed expiration dates, ranging from 2023 to 2069, including the Los Angeles County franchise, which is scheduled to expire in June 2023.
Other U.S. Regulation
The FERC regulates certain Sempra Infrastructure assets pursuant to the U.S. Federal Power Act and Natural Gas Act, which provide for FERC jurisdiction over, among other things, sales of wholesale power in interstate commerce, transportation of natural gas in interstate commerce, and siting and permitting of LNG facilities.
The FERC may regulate rates and terms of service based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be sufficiently competitive, rates may be market-based. FERC-regulated rates at Sempra Infrastructure are market-based for wholesale electricity sales, cost-based for the transportation of natural gas, and market-based for the purchase and sale of LNG and natural gas.
Sempra Infrastructure’s investment in Cameron LNG JV is subject to regulations of the DOE regarding the export of LNG. Sempra Infrastructure’s other potential natural gas liquefaction export projects would, if completed, be subject to similar regulation.
SDG&E and SoCalGas and businesses that Sempra Infrastructure invests in are subject to the DOT rules and regulations regarding pipeline safety. PHMSA, acting through the Office of Pipeline Safety, is responsible for administering the DOT’s national regulatory program to help ensure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines, including pipelines associated with natural gas storage, and develops regulations and other approaches to risk management to help ensure safety in design, construction, testing, operation, maintenance and emergency response of pipeline facilities. SDG&E, SoCalGas and Sempra Infrastructure are also subject to regulation by the U.S. Commodity Futures Trading Commission.
Foreign Regulation
Operations and projects in our Sempra Infrastructure segment are subject to regulation by the CRE, the Mexican Safety, Energy and Environment Agency (Agencia de Seguridad, Energía y Ambiente), SENER, the Mexican Ministry of Environment and Natural Resources of Mexico (Secretaría del Medio Ambiente y Recursos Naturales), and other labor and environmental agencies of city, state and federal governments in Mexico. New energy infrastructure projects may also require a favorable opinion from Comisión Federal de Competencia Económica (Mexico’s Competition Commission) in order to be constructed and operated.
Licenses and Permits
Our utilities in California and Texas obtain numerous permits, authorizations and licenses for, as applicable, the transmission and distribution of natural gas and electricity and the operation and construction of related assets, including electric generation and natural gas storage facilities, some of which may require periodic renewal.
Sempra Infrastructure obtains numerous permits, authorizations and licenses for its electric and natural gas distribution, generation and transmission systems from the local governments where these services are provided. The permits for generation, transportation, storage and distribution operations at Sempra Infrastructure are generally for 30-year terms, with options for renewal under certain regulatory conditions.
Sempra Infrastructure obtains licenses and permits for the construction, operation and expansion of LNG facilities and for the import and export of LNG and natural gas. Sempra Infrastructure also obtains licenses and permits for the construction and operation of facilities for the receipt, storage and delivery of liquid fuels.
Sempra Infrastructure obtains permits, authorizations and licenses for the construction and operation of natural gas storage facilities and pipelines, and in connection with participation in the wholesale electricity market.

Most of the permits and licenses associated with Sempra Infrastructure’s construction and operations are for periods generally in alignment with the construction cycle or expected useful life of the asset and in many cases are greater than 20 years.
RATEMAKING MECHANISMS
Sempra California
General Rate Case Proceedings
A CPUC GRC proceeding is designed to set sufficient base rates to allow SDG&E and SoCalGas to recover their reasonable forecasted operating costs and to provide the opportunity to realize their authorized rates of return on its investment. The proceeding generally establishes the test year revenue requirements, which authorizes how much SDG&E and SoCalGas can collect from their customers, and provides for attrition, or annual increases in revenue requirements, for each year following the test year.
We discuss the GRC in Note 4 of the Notes to Consolidated Financial Statements.
Cost of Capital Proceedings
A CPUC cost of capital proceeding determines a utility’s authorized capital structure and authorized return on rate base, which is a weighted-average of the authorized returns on debt, preferred equity and common equity (referred to as return on equity or ROE), weighted on a basis consistent with the authorized capital structure. The authorized return on rate base approved by the CPUC is the rate that SDG&E and SoCalGas use to establish customer rates to finance investments in CPUC-regulated electric distribution and generation, natural gas distribution, transmission and storage assets, as well as general plant and information technology systems investments to support operations.
A cost of capital proceeding also addresses the CCM, which applies in interim years between cost of capital proceedings and considers changes in the cost of capital based on changes in interest rates based on the applicable 12-month average Moody’s utility bond index. The index applicable to each utility is based on each utility’s credit rating. The CCM benchmark rates for SDG&E and SoCalGas are the basis of comparison to determine if future measurement periods “trigger” the CCM. The trigger occurs if the change in the applicable average Moody’s utility bond index relative to the CCM benchmark is larger than plus or minus 100 bps. The CCM, if triggered, would automatically update the authorized cost of debt based on actual costs and update the authorized ROE upward or downward by one-half of the difference between the CCM benchmark and the applicable 12-month average Moody’s utility bond index, unless the CPUC accepts a utility’s interim application to have its cost of capital assessed between regular cost of capital proceedings based on an extraordinary or catastrophic event that materially impacts the utility’s cost of capital and affects utilities differently than the market as a whole. SDG&E filed such an interim application in August 2021 due to the ongoing effects of the COVID-19 pandemic.
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
We discuss SDG&E’s TO5 filing with the FERC in Note 4 of the Notes to Consolidated Financial Statements.
Incentive Mechanisms
The CPUC applies certain performance-based measures and incentive mechanisms to all California IOUs, under which SDG&E and SoCalGas have earnings potential above authorized CPUC base operating margin if they achieve or exceed specific performance and operating goals. Generally, for performance-based measures, if performance is above or below specific benchmarks, the utility is eligible for financial awards or subject to financial penalties.

Other Cost-Based Recovery
The CPUC, and the FERC as it relates to SDG&E, authorize SDG&E and SoCalGas to collect revenue requirements from customers for operating costs and capital related costs (such as depreciation, taxes and return on rate base), including:
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
Sempra Texas Utilities
Rates and Cost Recovery
Oncor’s and Sharyland Utilities’ rates are each regulated at the state level by the PUCT and, in the case of Oncor, at the city level by certain cities, and are subject to regulatory rate-setting processes and earnings oversight. This regulatory treatment does not provide assurance as to achievement of earnings levels or recovery of actual costs. Instead, their rates are based on an analysis of each utility’s costs and capital structure in a designated test year, as reviewed and approved in regulatory proceedings. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. However, there is no assurance that the PUCT will judge all of the Texas utilities’ costs to have been prudently incurred and therefore fully recoverable. The approved levels of recovery could be significantly less than requested levels. There can also be no assurance that the PUCT will approve other items proposed in any rate proceeding or that the regulatory process in which rates are determined will necessarily result in rates that produce full recovery of the Texas utilities’ actual post-test year costs and/or the return on invested capital allowed by the PUCT.
The PUCT’s substantive rules allow Texas electric utilities providing wholesale or retail distribution service to file, under certain circumstances, once per year and up to four rate adjustments between comprehensive base rate proceedings to recover distribution-related investments on an interim basis. The PUCT’s substantive rules also allow the Texas utilities to update their transmission rates periodically on an interim basis to reflect changes in invested capital. These “capital tracker” provisions are intended to encourage investment in the electric system to help ensure reliability and efficiency by allowing for timely recovery of and return on new transmission and distribution investments.
Capital Structure and Return on Equity
Oncor has a PUCT-authorized ROE of 9.8% and an authorized regulatory capital structure of 57.5% debt to 42.5% equity. On May 10, 2021, Oncor filed an application with the PUCT requesting to extend its base rate review filing deadline from October 1, 2021 to June 1, 2022. On July 29, 2021, the PUCT approved an order granting the extension. As a result, Oncor’s next base rate review must be filed on or before June 1, 2022.
Sharyland Utilities’ PUCT-authorized ROE is 9.38% and its authorized regulatory capital structure is 55% debt to 45% equity. Sharyland Utilities filed its 2020 rate case with the PUCT in December 2020 and received PUCT approval on July 15, 2021.
Sempra Infrastructure
Ecogas’ revenues are derived from service and distribution fees charged to its customers in Mexican pesos. The price Ecogas pays to purchase natural gas, which is based on international price indices, is passed through directly to its customers. The service and distribution fees charged by Ecogas are regulated by the CRE, which performs a review of rates every five years and monitors prices charged to end-users. In the fourth quarter of 2020, Ecogas filed its rate case for the period 2021 through 2025. Ecogas expects to receive a decision in the first half of 2022. The tariffs operate under a return-on-asset-base model. In the annual tariff adjustment, rates are adjusted to account for inflation or fluctuations in exchange rates, and inflation indexing includes separate U.S. and Mexican cost components so that U.S. costs can be included in the final distribution rates.

ENVIRONMENTAL MATTERS
We discuss environmental issues affecting us in Note 16 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors.” You should read the following additional information in conjunction with those discussions.
Hazardous Substances
The CPUC’s Hazardous Waste Collaborative mechanism allows California’s IOUs to recover hazardous waste cleanup costs for certain sites, including those related to certain Superfund sites. This mechanism permits SDG&E and SoCalGas to recover in rates 90% of hazardous waste cleanup costs and related third-party litigation costs, and 70% of related insurance-litigation expenses. In addition, SDG&E and SoCalGas have the opportunity to retain a percentage of any recoveries from insurance carriers and other third parties to offset the cleanup and associated litigation costs not recovered in rates.
We record estimated liabilities for environmental remediation when amounts are probable and estimable. In addition, we record amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism as regulatory assets.
Air and Water Quality
The natural gas and electric industries are subject to increasingly stringent air quality and GHG emissions standards, such as those established by CARB and the South Coast Air Quality Management District. SDG&E and SoCalGas generally recover in rates the costs to comply with these standards. We discuss GHG emissions standards and credits further in Note 1 of the Notes to Consolidated Financial Statements.
We discuss environmental matters concerning the Leak in Note 16 of the Notes to Consolidated Financial Statements and in “Part I – Item 1A. Risk Factors.”

OTHER MATTERS
Information About Our Executive Officers

INFORMATION ABOUT EXECUTIVE OFFICERS AT SEMPRA

Name	Age(1)	Positions held over last five years	Time in position
Jeffrey W. Martin	60	Chairman	December 2018 to present
		Chief Executive Officer	May 2018 to present
		President	March 2020 to present
		Executive Vice President and Chief Financial Officer	January 2017 to May 2018

Kevin C. Sagara	60	Executive Vice President and Group President	June 2020 to present
		Chief Executive Officer, SDG&E	September 2018 to June 2020
		President, Sempra Renewables	October 2013 to September 2018

Trevor I. Mihalik	55	Executive Vice President and Chief Financial Officer	May 2018 to present
		Senior Vice President	December 2013 to April 2018
		Controller and Chief Accounting Officer	July 2012 to April 2018

Peter R. Wall	50	Senior Vice President	April 2020 to present
		Controller and Chief Accounting Officer	May 2018 to present
		Vice President	May 2018 to April 2020
		Vice President and Chief Financial Officer, Sempra Infrastructure	January 2017 to April 2018

Karen L. Sedgwick	55	Chief Administrative Officer and Chief Human Resources Officer	December 2021 to present
		Senior Vice President and Chief Human Resources Officer	September 2020 to December 2021
		Chief Human Resources Officer and Chief Administrative Officer, SDG&E	April 2019 to September 2020
		Vice President and Treasurer	August 2018 to April 2019
		Vice President, Audit Services	January 2014 to August 2018
(1)    Ages are as of February 25, 2022.

INFORMATION ABOUT EXECUTIVE OFFICERS AT SDG&E

Name	Age(1)	Positions held over last five years	Time in position
Caroline A. Winn	58	Chief Executive Officer	August 2020 to present
		Chief Operating Officer	January 2017 to July 2020

Bruce A. Folkmann	54	President	August 2020 to present
		Chief Financial Officer	March 2015 to present
		Senior Vice President	August 2019 to July 2020
		Controller, Chief Accounting Officer and Treasurer	March 2015 to August 2020
		Vice President	March 2015 to August 2019
		Vice President, Controller, Chief Financial Officer, Chief Accounting Officer and Treasurer, SoCalGas	March 2015 to June 2019

Valerie A. Bille	43	Vice President, Controller, Chief Accounting Officer and Treasurer	August 2020 to present
		Assistant Controller, Sempra	June 2019 to August 2020
		Assistant Controller	June 2018 to June 2019
		Director, Utility Financial Reporting	June 2017 to June 2018
		Director, Financial Systems and Business Controls	August 2015 to June 2017

Diana L. Day	57	Senior Vice President and General Counsel	August 2020 to present
		Chief Risk Officer	August 2019 to present
		Vice President and General Counsel	January 2019 to August 2020
		Acting General Counsel	September 2017 to January 2019
		Vice President of Enterprise Risk Management and Compliance, SDG&E and SoCalGas	June 2014 to January 2019
(1)    Ages are as of February 25, 2022.

INFORMATION ABOUT EXECUTIVE OFFICERS AT SOCALGAS

Name	Age(1)	Positions held over last five years	Time in position
Scott D. Drury	56	Chief Executive Officer	August 2020 to present
		President, SDG&E	January 2017 to July 2020

Maryam S. Brown	46	President	March 2019 to present
		Vice President of Federal Government Affairs, Sempra	September 2016 to March 2019

Jimmie I. Cho	57	Chief Operating Officer	January 2019 to present
		Senior Vice President of Customer Services and Gas Distribution Operations	April 2018 to January 2019
		Senior Vice President of Gas Distribution Operations, SDG&E	April 2018 to January 2019
		Senior Vice President of Gas Engineering and Distribution Operations, SoCalGas and SDG&E	October 2017 to April 2018
		Senior Vice President of Gas Operations and System Integrity, SoCalGas and SDG&E	June 2014 to October 2017

Mia L. DeMontigny	49	Chief Financial Officer, Controller, Chief Accounting Officer and Treasurer	June 2019 to present
		Vice President	June 2019 to August 2021
		Assistant Controller, Sempra	August 2015 to June 2019

David J. Barrett	57	Vice President and General Counsel	January 2019 to present
		Associate General Counsel of Gas Infrastructure, Sempra	June 2018 to January 2019
		Assistant General Counsel of Gas Infrastructure, Sempra	February 2017 to June 2018

Jeffery L. Walker	61	Senior Vice President, Chief Administrative and Diversity Officer	November 2020 to present
		Vice President, Customer Solutions	March 2019 to November 2020
		Director of Special Projects	January 2019 to March 2019
		Director, SoCalGas Advanced Meter	January 2014 to January 2019
(1)    Ages are as of February 25, 2022.

Human Capital
Our ability to advance our mission to be North America’s premier energy infrastructure company largely depends on the safety, engagement, and responsible actions of our employees.
Safety is foundational at Sempra and its subsidiaries. We strive to foster a strong safety culture and reinforce this culture through training programs, benchmarking, review and analysis of safety trends, and sharing lessons learned from safety incidents across our businesses. Our businesses also engage in safety-related scenario planning and simulation, develop and implement operational contingency plans, and review safety plans and procedures with work crews regularly. We also participate in emergency planning and preparedness in the communities we serve and train critical employees in emergency management and response each year. The Safety, Sustainability and Technology committee of the Sempra board of directors assists the board in overseeing the corporation’s oversight programs and performance related to safety, and our executives’ annual incentive compensation is based in part on safety metrics established by the Compensation and Talent Development Committee of the Sempra board of directors.
Our overall culture is another important aspect of our ability to advance our mission. We embrace diversity in our workforce and strive to create a high-performing, inclusive and supportive workplace where employees of all backgrounds and experiences can feel valued and respected. We invest in recruiting, developing and retaining high-potential employees who represent the communities we serve, and we provide a range of programs to advance those objectives, including internal and external mentoring and leadership training, workshops and a tuition reimbursement program. We also invest in internal communications programs, including in-person and virtual learning and networking opportunities as well as regular executive communications. In addition, we offer a variety of in-person and virtual employee community service opportunities and, at our U.S. operations, we support employees’ personal volunteering and charitable giving through Sempra’s charitable matching program. Employees participate in annual ethics and compliance training, which includes a review of Sempra’s Code of Conduct as well as resources such as Sempra’s ethics and compliance hotline. We measure culture and employee engagement through a variety of channels including pulse surveys, suggestion boxes and a biannual engagement survey administered by a third party. Sempra’s board of directors is chartered with overseeing our culture.
The table below shows the number of employees for each of our registrants at December 31, 2021, as well as the percentage of those employees represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working conditions and other terms and conditions of employment. We did not experience any major work stoppages in 2021 and we maintain constructive relations with our labor unions.

NUMBER OF EMPLOYEES

	Number of employees	% of employees covered under collective bargaining agreements	% of employees covered under collective bargaining agreements expiring within one year
Sempra(1)	15,390	37%	9%
SDG&E	4,676	30%	30%
SoCalGas	8,178	53%	—%
(1)    Excludes employees of equity method investees.
COMPANY WEBSITES
Company website addresses are:
▪Sempra – www.sempra.com
▪SDG&E – www.sdge.com
▪SoCalGas – www.socalgas.com
We make available free of charge on the Sempra website, and for SDG&E and SoCalGas, via a hyperlink on their websites, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
The references to our websites in this report are not active hyperlinks and the information contained on, or that can be accessed through, the websites of Sempra, SDG&E and SoCalGas is not part of this report or any other report that we file with or furnish to the SEC and is not incorporated herein by reference.

ITEM 1A. RISK FACTORS
When evaluating our company and its subsidiaries and any investment in our or their securities, you should carefully consider the following risk factors and all other information contained in this report and the other documents we file with the SEC, including documents we file subsequent to this report. We also may be materially harmed by risks and uncertainties not currently known to us or that we currently consider immaterial. If any of these risks occurs, our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected, our actual results could differ materially from those expressed in any forward-looking statements made by us or on our behalf, and the trading price of our securities and those of our subsidiaries could decline. These risk factors are not prioritized in order of importance or materiality, and they should be read in conjunction with the other information in this report, including the information set forth in the Consolidated Financial Statements and in “Part II – Item 7. MD&A.”
RISKS RELATED TO SEMPRA
Operational and Structural Risks
Sempra’s cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its subsidiaries and entities accounted for as equity method investments.
We are a holding company and substantially all our assets are owned by our subsidiaries or entities we do not control, including equity method investments. Our ability to pay dividends and meet our debt and other obligations largely depends on cash flows from our subsidiaries and equity method investments, which in turn depend on their ability to execute their business strategies and generate cash flows in excess of their own expenditures, common and preferred dividends (if any) and debt and other obligations. In addition, entities accounted for as equity method investments, which we do not control, and our subsidiaries are all separate and distinct legal entities that are not obligated to pay dividends or make loans or distributions to us and could be precluded from doing so by legislation, regulation, court order or contractual restrictions, in times of financial distress or in other circumstances. The inability to access capital from our subsidiaries and entities accounted for as equity method investments could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Sempra’s rights to the assets of its subsidiaries and equity method investments are structurally subordinated to the claims of each entity’s trade and other creditors. In addition, if Sempra is a creditor of any such entity, its rights as a creditor would be effectively subordinated to any security interest in the entity’s assets and any indebtedness of the entity senior to that held by Sempra. Sempra may elect to make capital contributions to its subsidiaries. Unlike a loan, there is no obligation for a subsidiary to repay a capital contribution to its parent, which cannot be accessed by the parent and becomes structurally subordinated to claims by creditors of the applicable subsidiary.
Sempra has substantial investments in and obligations arising from businesses it does not control or manage or in which it shares control.
We have and make investments in businesses we do not control or manage or in which we share control, including as a result of sales of a portion of our ownership interest in some of our businesses. In some cases, we engage in arrangements with or for these businesses that could expose us to risks in addition to our investment, including guarantees, indemnities and loans. For businesses we do not control, we are subject to the decisions of others, which may not always be in our interest and could negatively affect us. In addition, irrespective of whether or not we control these businesses, we could be responsible for liabilities or losses related to the businesses or elect to make capital contributions to these businesses during times of financial distress that could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. We discuss these investments further in Notes 5, 6 and 16 of the Notes to Consolidated Financial Statements.
When we share control of a business with other owners, any disagreements among the owners about strategy, financial, operational, transactional or other important matters could hinder the business from moving forward with key initiatives or taking other actions and could negatively affect the relationships among the owners and the efficient functioning of the business. Any such circumstance could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.

Our business could be negatively affected by actions of activist shareholders.
Activist shareholders may engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes in or assert influence on our board of directors and management. In taking these steps, activist shareholders could seek to acquire our capital stock, which in high volumes could threaten our ability to use some or all of our NOL carryforwards if it results in our corporation undergoing an “ownership change” under applicable tax rules. Responding to activist shareholders could require us to incur legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategies.
Any perceived uncertainties about our future direction or control, our ability to execute our strategies, or the composition of our board of directors or management team arising from activist shareholder attention or other action could lead to a perception of instability or a change in the direction of our business, which could be exploited by our competitors and/or other activist shareholders, result in the loss of business opportunities, and make it more difficult to pursue our strategic initiatives or attract and retain qualified personnel and business partners, any of which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. Further, any such actions could cause fluctuations in the trading prices of our common stock, preferred stock and debt securities based on temporary or speculative market perceptions or other factors.
Financial and Capital Stock-Related Risks
Any impairment of our assets or investments could negatively impact us.
We could experience a reduction in the fair value of our assets, including our long-lived assets, intangible assets or goodwill, and/or our investments that we account for under the equity method upon the occurrence of many of the risks discussed in these risk factors and elsewhere in this report, including any closure of the Aliso Canyon natural gas storage facility without adequate cost recovery, any inability to operate our existing facilities or develop new projects in Mexico due to proposed changes to existing laws or regulations or other circumstances affecting the energy sector or our assets in that country, and more generally any loss of permits or approvals that requires us to adjust or cease certain operations and any investment in capital projects that do not receive required approvals or are changed, abandoned or otherwise not completed. Any such reduction in the fair value of our assets or investments could result in an impairment loss that could materially adversely affect our results of operations for the period in which the charge is recorded. We discuss our impairment testing of long-lived assets and goodwill and the factors considered in such testing in “Part II – Item 7. MD&A – Critical Accounting Estimates” and in Note 1 of the Notes to Consolidated Financial Statements.
The economic interest, voting rights and market value of our outstanding common and preferred stock may be adversely affected by any additional equity securities we may issue.
At February 18, 2022, we have 315,653,893 shares of our common stock and 900,000 shares of our non-convertible series C preferred stock outstanding. We may seek to raise capital by issuing additional equity or convertible debt securities, which may materially dilute the voting rights and economic interests of holders of our outstanding common and preferred stock and materially adversely affect the trading price of our common and preferred stock.
Dividend requirements associated with our preferred stock subject us to risks.
Any failure to pay scheduled dividends on our series C preferred stock when due would have a material adverse impact on the market price of our preferred stock, our common stock and our debt securities and would prohibit us, under the terms of the preferred stock, from paying cash dividends on or repurchasing shares of our common stock (subject to limited exceptions) until we have paid all accumulated and unpaid dividends on the preferred stock. Additionally, the terms of the series C preferred stock generally provide that if dividends on any shares of the preferred stock have not been declared and paid or have been declared but not paid for three or more semi-annual dividend periods, whether or not consecutive, the holders of the preferred stock would be entitled to elect two additional members to our board of directors, subject to certain terms and limitations.
Our common stock is listed on the Mexican Stock Exchange and registered with the CNBV, which subjects us to additional regulation and liability in Mexico.
In addition to being listed for trading on the NYSE, our common stock is listed for trading on the Mexican Stock Exchange and registered with the CNBV. Such listing and registration subjects us to filing and other requirements in Mexico that could increase costs and increase performance risk of personnel given additional responsibilities. In addition, the CNBV, as the Mexican securities market regulator, has the authority to make inspections of Sempra’s business, primarily in the form of requests for information and documents; impose fines or other penalties on Sempra and its directors and officers for violations of Mexican securities laws and regulations; and seek criminal liability for certain actions conducted or with effects in Mexico. The occurrence of any of these risks could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
RISKS RELATED TO ALL SEMPRA BUSINESSES
Operational Risks
Our businesses are subject to risks arising from their infrastructure and information systems.
Our businesses own and operate electric transmission, distribution and storage facilities, natural gas transmission, distribution, regasification, liquefaction and storage facilities and other energy infrastructure, which are, in many cases, interconnected and/or managed by information technology systems. Even though our businesses undertake capital investment projects to construct, replace, maintain, improve and upgrade their respective facilities and information systems, there is a risk of, among other things, potential breakdown or failure of equipment or processes due to aging infrastructure and systems; human error; shortages of or delays in obtaining equipment, materials or labor; operational restrictions resulting from environmental requirements or governmental interventions; inability to enter into, maintain, extend or replace long-term supply contracts; and performance below expected levels, and these risks could be amplified while capital investment projects are in process. Because our transmission facilities are interconnected with those of third parties, the operation of our facilities could also be adversely affected by these or similar events occurring on the systems of such third parties, some of which may be unanticipated or uncontrollable by us.
Additional risks associated with the ability of our businesses to safely and reliably operate, maintain, improve and upgrade their respective facilities and systems, many of which are beyond our businesses’ control, include:
▪failure to meet customer demand for electricity and/or natural gas, including electrical blackout, curtailments or gas outages
▪natural gas surges into homes or other properties
▪the release of hazardous or toxic substances into the air, water or soil, including gas leaks
▪inadequate emergency preparedness plans and the failure to respond effectively to catastrophic events
The occurrence of any of these events could affect demand for electricity, natural gas or other forms of energy, cause unplanned outages, damage our businesses’ assets and/or operations, damage the assets and/or operations of third parties on which our businesses rely, damage property owned by customers or others, and cause personal injury or death. Any such outcome could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Our businesses face risks related to the COVID-19 pandemic.
The COVID-19 pandemic has been materially impacting communities, supply chains, economies and markets around the world since March 2020. To date, the COVID-19 pandemic has not had a material impact on our results of operations. However, Sempra and some or all its businesses have been and could continue to be impacted by this pandemic or any future pandemic in a number of ways, including:
▪Implementing protocols and processes to comply with applicable government mandates related to virus exposure, testing and vaccination
▪Conducting business with substantial modifications to employee travel and work locations and virtualization of certain business activities, which could result in increased employee turnover or absenteeism, decreased efficiency and productivity and other similar affects that could increase operating costs and jeopardize our ability to satisfy compliance requirements and sustain operations
▪Disruption in the capital markets, which has affected and could further affect liquidity, strategic initiatives and prospects, including in some cases a slowdown of planned capital spending
▪Customer-protection measures implemented by SDG&E and SoCalGas, including suspending service disconnections due to nonpayment for all customers (except for SoCalGas’ noncore customers), waiving late payment fees, offering flexible payment plans and automatically enrolling residential and small business customers with past-due balances in long-term repayment plans, which have collectively resulted in a reduction in payments from SDG&E and SoCalGas’ customers and an increase in uncollectible accounts that could become material and may not be fully recoverable
▪Precautionary, preemptive and responsive actions taken by our current and prospective counterparties, customers and partners, as well as regulators and other governing bodies that affect our businesses, which have affected and could further affect our operations, results, liquidity and ability to pursue capital projects and strategic initiatives
Any of these impacts could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. We will continue to actively monitor the effects of the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are necessary for the safety of our employees, customers, partners and suppliers and, generally, the communities we serve. However, we cannot at this time predict the extent to which the COVID-19 pandemic may further impact our businesses.
Severe weather, natural disasters and other similar events could materially adversely affect us.
Our facilities and infrastructure, including projects in development and under construction, may be damaged by severe weather, natural disasters, accidents, explosions or acts of terrorism, war or criminality. Because we are in the business of using, storing, transporting and disposing of highly flammable, explosive and radioactive materials and operating highly energized equipment, the risks such incidents may pose to our facilities and infrastructure, as well as the risks to the surrounding communities for which we could be held responsible, are substantially greater than the risks such incidents pose to a typical business.
Such incidents could result in business and project development disruptions, power outages, property damage, injuries and loss of life for which we could be liable and could cause secondary incidents that also may have these or other negative effects, such as fires; leaks of natural gas, natural gas odorant, propane, ethane, other GHG emissions or radioactive material; spills or other damage to natural resources; or other nuisances to affected communities. Any of these occurrences could decrease revenues and earnings and/or increase costs, including maintenance costs or restoration expenses, amounts associated with claims against us, and regulatory fines, penalties and disallowances. In some cases, we may be liable for damages even though we are not at fault, such as when the doctrine of inverse condemnation applies, which we discuss further below under “Risks Related to Sempra California – Operational Risks.” For our regulated utilities, these costs may not be recoverable in rates. Insurance coverage for these costs may increase or become prohibitively expensive, be disputed by insurers, or become unavailable for certain of these risks or at sufficient levels, and any insurance proceeds may be insufficient to cover our losses or liabilities due to limitations, exclusions, high deductibles, failure to comply with procedural requirements or other factors. Such incidents that do not directly affect our facilities may impact our business partners, supply chains and transportation, which could negatively impact construction projects and our ability to provide electricity and natural gas to customers. Moreover, weather-related incidents have become more prevalent, unpredictable and severe as a result of climate change or other factors, and we are currently experiencing a global pandemic, any of which could have a greater impact on our businesses than currently anticipated and, for our regulated utilities, rates may not be adequately or timely adjusted to reflect any such increased impact. Any such incident could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
We seek growth opportunities in the market organically and inorganically, including through the acquisition of, or partnerships in, operating companies.
We diligently analyze the financial viability of each acquisition, partnership and JV we pursue. However, our diligence may prove to be insufficient, and there could be difficulties in integrating acquired assets to our standards or in a timely manner or latent unforeseen defects. In addition, we may not realize all of the anticipated benefits from future acquisitions, partnerships or JVs such as increased earnings, cost savings, or revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher and unexpected acquisition and operating costs, unknown liabilities, and fluctuations in markets. Any of these outcomes could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Increasing activities and projects intended to advance new energy technologies could introduce new risks to our businesses.
We may periodically undertake or become involved in research and development projects and other activities designed to develop new technologies in the energy space, including those related to hydrogen, energy storage, carbon sequestration, grid modernization and others. These activities and projects can involve significant employee time, as well as substantial capital resources that may not be recoverable in rates or, with respect to our non-regulated utility businesses, may not be able to be passed through to customers. In addition, the timing to complete these activities and projects is inherently uncertain and may require significantly more time and funding than we initially anticipate. Moreover, many of these technologies are in the early stage of development, and the applicable activities and projects may not be completed or the applicable technologies may not prove economically and technically feasible. If any of these circumstances occurs, we may not recover or receive an adequate or any return on our investment and other resources invested in these activities and our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected.
The operation of our facilities depends on good labor relations with our employees.
Several of our businesses have in place collective bargaining agreements with different labor unions, which are generally negotiated on a company-by-company basis. Any failure to negotiate and reach an agreement on these labor contracts could result in strikes, boycotts or other labor disruptions. Any such labor disruption or negotiated wage or benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
In addition to general information and cyber risks that all large corporations face, we face evolving cybersecurity risks associated with protecting sensitive and confidential customer and employee information and energy grid, natural gas pipeline, storage and other infrastructure.
Our businesses collect and retain sensitive information, including personal identification information about customers and employees, and our operations rely on complex, interconnected networks of generation, transmission, distribution, storage, control, and communication technologies and systems. Our use of business technologies, including deployment of any new technologies, represents a large-scale opportunity for attacks on or other failures to protect our information systems, confidential information and energy grid and natural gas infrastructure. In particular, cyber- and other attacks targeting utility systems and other energy infrastructures, as well as the impacts of these attacks on companies and their communities, are increasing in sophistication, magnitude and frequency and may further increase in the event of geopolitical events and other uncertainties, such as the conflict in Ukraine. Additionally, SDG&E and SoCalGas are increasingly required to disclose large amounts of data (including customer energy usage and personal information about customers) to support changes to California’s electricity market related to grid modernization and customer choice, increasing the risks of inadvertent disclosure or other unauthorized access of sensitive information. Further, the virtualization of many business activities during the COVID-19 pandemic increases cyber risk, and generally there has been an associated increase in targeted cyber-attacks. Moreover, all our businesses operating in California are subject to enhanced state privacy laws, which require companies that collect information about California residents to, among other things, make disclosures to consumers about their data collection, use and sharing practices; allow consumers to opt out of certain data sharing with third parties; and be liable under a new cause of action for breaches of certain highly sensitive personal information, and other states in which we do business could adopt similar laws.
Although we invest in risk management and information security measures for the protection of our systems and information, these measures could be insufficient or otherwise fail. The costs and operational consequences of implementing, maintaining and enhancing these protection measures are significant, and they could materially increase to address increasingly intense and complex cyber risks. We often rely on third-party vendors to deploy new business technologies and maintain, modify and update our systems, and these third parties may not have adequate risk management and information security measures with respect to their systems. Any cyber-attack, including ransomware attacks, on our or our vendors’ information systems or the integrity of the energy grid, our pipelines or our distribution, storage and other infrastructure, or unauthorized access, damage or improper disclosure of confidential information, could result in disruptions to our business operations, regulatory compliance failures, inabilities to produce accurate and timely financial statements, energy delivery failures, financial and reputational loss, customer dissatisfaction, litigation, violation of privacy laws and fines or penalties, any of which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. Although Sempra currently maintains cyber liability insurance, this insurance is limited in scope and subject to exceptions, conditions and coverage limitations and may not cover any or even a substantial portion of the costs associated with any compromise of our information systems or confidential information, and there is no guarantee that the insurance we currently maintain will continue to be available at rates we believe are commercially reasonable.
Financial Risks
Our debt service obligations expose us to risks, and with respect to Sempra, could require additional equity securities issuances.
Our businesses have debt service obligations, which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects by, among other things:
▪making it more difficult and costly for each of these businesses to service, pay or refinance their debts as they become due, particularly during adverse economic or industry conditions
▪limiting flexibility to pursue strategic opportunities or react to business developments or changes in the industry sectors in which they operate
▪requiring cash to be used for debt service payments, thereby reducing the cash available for other purposes
▪causing lenders to require materially adverse terms in the instruments for new debt, such as restrictions on uses of proceeds or other assets or limitations on incurring additional debt, creating liens, paying dividends, repurchasing stock, making investments or receiving distributions from subsidiaries or equity method investments

Sempra’s goal is to maintain or improve its credit ratings, but it may not be able to do so. To maintain these credit ratings, we may seek to reduce our outstanding indebtedness with the proceeds from issuances of equity securities. We may not be able to complete equity issuances on terms we consider acceptable or at all, and any new equity we do issue may dilute the voting rights and economic interests of existing holders of Sempra’s common and/or preferred stock. Any such outcome could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
The availability and cost of debt or equity financing could be negatively affected by market and economic conditions and other factors, and any such effects could materially adversely affect us.
Our businesses are capital-intensive. In general, we rely on long-term debt to fund a significant portion of our capital expenditures and repay outstanding debt and short-term borrowings to fund a significant portion of day-to-day business operations. Sempra may also seek to raise capital by issuing equity or selling equity interests in our subsidiaries or investments.
Limitations on the availability of credit, increases in interest rates or credit spreads or other negative effects on the terms of any debt or equity financing could cause us to fund operations and capital expenditures at a higher cost or fail to raise our targeted amount of funding, which could negatively impact our ability to meet contractual and other commitments, pursue development projects, make non-safety related capital expenditures and sustain operations. Any of these outcomes could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
In addition to market and economic conditions, factors that can affect the availability and cost of capital include:
▪adverse changes to laws and regulations, including the recent and proposed changes to the regulation of the energy market in Mexico
▪the overall health of the energy industry
▪volatility in electricity or natural gas prices
▪for Sempra, SDG&E and SoCalGas, risks related to California wildfires
▪for Sempra, SDG&E and SoCalGas, any deterioration of or uncertainty in the political or regulatory environment for local natural gas distribution companies operating in California
▪credit ratings downgrades
We are subject to risks due to uncertainty relating to the calculation of LIBOR and its scheduled discontinuance.
Certain of our financial and commercial agreements, including those for variable rate indebtedness, as well as interest rate derivatives, incorporate LIBOR as a benchmark for establishing certain rates. As directed by the U.S. Federal Reserve, banks ceased making new LIBOR-based issuances at the end of 2021, and publication of certain key U.S. dollar LIBOR tenors for existing loans is expected to cease in mid-2023. These events could cause LIBOR to perform differently than it has performed historically. Use of the Secured Overnight Financing Rate (SOFR), which has been identified as the replacement benchmark rate for LIBOR, may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made using LIBOR. Changes to or the discontinuance of LIBOR, any uncertainty regarding such changes or discontinuance, and the performance and characteristics of alternative benchmark rates, could negatively affect our existing and future variable rate indebtedness and interest rate hedges and the cost of doing business under our commercial agreements that incorporate LIBOR, and could require us to seek to amend the terms of the relevant indebtedness or agreements, which may be materially worse than existing terms. The occurrence of any of these risks could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Credit rating agencies may downgrade our credit ratings or place those ratings on negative outlook.
Credit rating agencies routinely evaluate Sempra, SDG&E, SoCalGas and SI Partners and certain of our other businesses and their ratings are based on a number of factors, including the factors described below and the ability to generate cash flows; level of indebtedness; overall financial strength; specific transactions or events, such as share repurchases and significant litigation; the status of certain capital projects; and the state of the economy and our industry generally. These credit ratings could be downgraded, or other negative credit rating actions could occur at any time. We discuss these credit ratings further in “Part II – Item 7. MD&A – Capital Resources and Liquidity.”
For Sempra, Moody’s, S&P and Fitch (collectively, the Rating Agencies) have noted that the following events, among others, could lead to negative ratings actions:
▪expansion of natural gas liquefaction projects or other unregulated businesses in a manner inconsistent with its present level of credit quality
▪Sempra’s consolidated financial measures do not improve, or it fails to meet certain financial credit metrics

▪catastrophic wildfires caused by SDG&E, or catastrophic wildfires caused by any California electric IOUs that participate in the Wildfire Fund, which could exhaust the fund considerably earlier than expected
▪a ratings downgrade at SDG&E, SoCalGas and/or SI Partners
For SDG&E, the Rating Agencies have noted that the following events, among others, could lead to negative ratings actions:
▪catastrophic wildfires caused by SDG&E or other California electric IOUs
▪a consistent weakening of SDG&E’s financial metrics or a deterioration in the regulatory environment
▪a ratings downgrade at Sempra
For SoCalGas, the Rating Agencies have noted that the following events, among others, could lead to negative ratings actions:
▪SoCalGas’ financial measures consistently weaken, or it fails to meet certain financial credit metrics
▪SoCalGas experiences increased business risk, including a deterioration in the regulatory environment, leading to weakening of its stand-alone business risk profile
▪a ratings downgrade at Sempra
For SI Partners, the Rating Agencies have noted that the following events, among others, could lead to negative ratings actions:
▪SI Partners’ failure to meet certain financial credit metrics
▪a deterioration in SI Partners’ business risk profile, including incremental construction risk or adverse changes in the operating environment in Mexico
▪a ratings downgrade at Sempra
A downgrade of any of our businesses’ credit ratings or ratings outlooks, as well as the reasons for such downgrades, may materially adversely affect the market prices of our equity and debt securities, the interest rates at which borrowings can be made and debt securities issued, and the various fees on credit facilities. This could make it more costly for the affected businesses to borrow money, issue equity or debt securities and/or raise other types of capital, any of which could materially adversely affect our ability to meet our debt obligations and contractual commitments, and our results of operations, financial condition, cash flows and/or prospects.
We do not fully hedge our assets or contract positions against changes in commodity prices, and for those contract positions that are hedged, our hedging procedures may not mitigate our risk as expected.
We may use forward contracts, physical purchase and sales contracts, futures, financial swaps and/or options, among others, to hedge our known or anticipated purchase and sale commitments, inventories of natural gas and LNG, natural gas storage and pipeline capacity and electric generation capacity to try to reduce our financial exposure related to commodity price fluctuations. We do not hedge the entire exposure to market price volatility of our assets or our contract positions, and the extent of the coverage to these exposures varies over time. To the extent we have unhedged positions, or if our hedging strategies do not work as expected, fluctuating commodity prices could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. Certain of the contracts we may use for hedging purposes are subject to fair value accounting, which may result in gains or losses in earnings for those contracts that may not reflect the associated gains or losses of the underlying position being hedged and could result in fluctuations of our results from period to period.
Risk management procedures may not prevent or mitigate losses.
Although we have in place risk management and control systems designed to quantify and manage risk, these systems may not prevent material losses. Risk management procedures may not always be followed as intended or function as expected. In addition, daily value-at-risk and loss limits, which are primarily based on historic price movements and which we discuss further in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” may not protect us from losses if prices significantly or persistently deviate from historic prices. As a result of these and other factors, our risk management procedures and systems may not prevent or mitigate losses that could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Market performance or changes in other assumptions could require unplanned contributions to pension and other postretirement benefit plans.
Sempra, SDG&E and SoCalGas provide defined benefit pension plans and other postretirement benefits to eligible employees and retirees. The cost of providing these benefits is affected by many factors, including the market value of plan assets and the other factors described in Note 9 of the Notes to Consolidated Financial Statements. A decline in the market value of plan assets or an adverse change in any of these other factors could cause a material increase in our funding obligations for these plans, which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.

Legal and Regulatory Risks
Our businesses require numerous permits, licenses, franchises and other approvals from various governmental agencies, and the failure to obtain or maintain any of them could materially adversely affect us.
Our businesses require numerous permits, licenses, rights-of-way, franchises, certificates and other approvals from federal, state, local and foreign governmental agencies. These approvals may not be granted in a timely manner or at all or may be modified, rescinded or fail to be extended for a variety of reasons. Obtaining or maintaining these approvals could result in higher costs or the imposition of conditions or restrictions on our operations. Further, these approvals require compliance by us and may require compliance by our customers, which could result in modification, suspension or rescission and subject us to fines and penalties if these requirements are not complied with. If one or more of these approvals were to be suspended, rescinded or otherwise terminated, including due to expiration or legal or regulatory changes, or modified in a manner that makes our continued operation of the applicable business prohibitively expensive or otherwise undesirable or impossible, we may be required to adjust or temporarily or permanently cease certain of our operations, sell the associated assets or remove them from service and/or construct new assets intended to bypass the impacted area, in which case we may lose some of our rate base or revenue-generating assets, our development projects may be negatively affected and we may incur impairment charges or other costs that may not be recoverable. The occurrence of any of these events could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
We may invest funds in capital projects prior to receiving all regulatory approvals. If there is a delay in obtaining these approvals; if any approval is conditioned on changes or other requirements that increase costs or impose restrictions on our existing or planned operations; if we fail to obtain or maintain these approvals or comply with them or other applicable laws or regulations; if we are involved in litigation that adversely impacts any approval or rights to the applicable property; or if management decides not to proceed with a project, we may be unable to recover any or all amounts invested in that project. Any such occurrence could cause our costs to materially increase, result in material impairments, and otherwise materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Our businesses are facing climate change concerns and have environmental compliance costs, which could have a material adverse effect on us.
Climate change and the costs that may be associated with its impacts have the potential to affect our businesses in many ways, including increasing the costs we incur in providing our services and the energy we transmit, impacting the demand for and consumption of our services and the energy we transmit (due to changes in both costs and weather patterns), and affecting the economic health of the regions in which we operate. Energy customers are also increasingly indicating preferences for carbon-neutral and renewable sources of energy.
Our businesses are subject to extensive federal, state, local and foreign statutes, orders, rules and regulations relating to environmental protection and climate change. To comply with these legal requirements, we must spend significant amounts on environmental monitoring and surveillance, pollution control equipment, mitigation costs and emissions fees, and these amounts could increase as a result of various factors we may not control, including if requirements change, enforcement of requirements increases, permits are not issued, renewed or amended as anticipated, energy demands increase or our mix of energy supplies changes. In addition, we may be responsible for on-site liabilities associated with the environmental and site condition of our projects and properties, regardless of when the liabilities arose and whether they are known or unknown, which exposes us to risks arising from contamination at our existing and former facilities and off-site waste disposal sites that have been used in our operations. For our regulated utilities, some of these costs may not be recoverable in rates. Failure to comply with environmental laws and regulations may subject our businesses to fines and penalties, including criminal penalties in some cases, and/or curtailments of our operations. Any of these outcomes could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Increasing international, national, regional and state-level environmental concerns and related new or proposed legislation and regulation or changes to existing legislation or regulation, such as increased requirements for monitoring and surveillance, pollution monitoring and control equipment, safety practices, emission fees, taxes, penalties or other obligations or restrictions, may have material negative effects on our operations, operating costs, corporate planning and the scope and economics of proposed expansions, infrastructure projects or other capital expenditures. In particular, existing and potential new or amended legislation and regulation relating to the control and reduction of GHG emissions and climate change may materially restrict our operations, negatively impact demand for our services and/or the energy we transmit, limit development opportunities, force costly or otherwise burdensome changes to our operations or otherwise materially adversely affect us. For example, SB 100 requires each California electric utility, including SDG&E, to procure at least 50% of its annual electric energy requirements from renewable energy sources by 2026, and 60% by 2030. SB 100 also creates the policy of meeting all of California’s retail electricity supply with a mix of RPS Program-eligible and zero-carbon resources by 2045. The law also includes stipulations that this policy not increase carbon emissions elsewhere in the western grid and not allow resource shuffling, and requires that the CPUC, CEC, CARB and other state agencies incorporate this policy into all relevant planning. In addition to signing SB 100 into law, the then-Governor of California also signed an executive order establishing a new statewide goal to achieve carbon neutrality as soon as possible, and no later than 2045, and achieve and maintain net negative emissions thereafter. The executive order calls on CARB to address this goal in future scoping plans, which affect several major sectors of California’s economy, including transportation, agriculture, development, industrial and others. California has issued new climate initiatives in line with this statewide goal, including two executive orders requiring sales of all passenger vehicles to be zero-emission by 2035.
Moreover, shifts in investor sentiment regarding fossil fuels is leading some to reduce investment in or divest from the sector completely. Maintaining investor confidence and attracting capital will be dependent on successfully demonstrating our ability to reduce emissions associated with our operations and the energy we transmit, consistent with our aim to have net-zero emissions by 2050. Our ability to reach net-zero emissions by 2050 depends on many factors, some of which we do not control, including supportive energy laws and policies, development and availability of alternative fuels, successful research and development efforts focused on low-carbon technologies that are economically and technically feasible, cooperation from our partners, financing sources and commercial counterparties, and customer participation in conservation and energy efficiency programs. Although we have developed interim targets and various plans designed to support California in reaching its GHG emissions mandates, including SB 100, and our own energy goals, we may not be successful.
We will need to continue to make capital expenditures and incur costs to develop and deploy new technologies and modernize grid systems in our efforts to achieve our climate targets and those mandated by applicable authorities, which may not be recoverable in rates or, with respect to our non-regulated utility businesses, may not be able to be passed through to customers. Even if such costs are recoverable, the resulting rates or other costs to customers may increase to levels that reduce customer demand and growth. SDG&E and SoCalGas, as well as any of our other businesses affected by GHG emissions mandates, may also be subject to fines and penalties if mandated renewable energy goals are not met, and all of our businesses could suffer reputational harm if we do not meet or scale back our GHG emissions goals or there are negative views about our environmental practices generally. Any of these outcomes could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Our businesses are subject to numerous governmental regulations and complex tax and accounting requirements and may be materially adversely affected by these regulations or requirements or any changes to them.
The electric power and natural gas industries are subject to numerous governmental regulations, and our businesses are also subject to complex tax and accounting requirements. These regulations and requirements may undergo changes at the federal, state, local and foreign levels, including in response to economic or political conditions. Compliance with these regulations and requirements, including in the event of changes to them or how they are implemented, interpreted or enforced, could increase our operating costs and materially adversely affect how we conduct our business. New tax legislation, regulations or interpretations or changes in tax policies in the U.S. or other countries in which we operate or do business could negatively affect our tax expense and/or tax balances and our businesses generally. Any failure to comply with these regulations and requirements could subject us to fines and penalties, including criminal penalties in some cases, and result in the temporary or permanent shutdown of certain facilities or operations. The occurrence of any of these risks could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Our operations are subject to rules relating to transactions among SDG&E, SoCalGas and other Sempra businesses. These rules are commonly referred to as “affiliate rules,” and they primarily impact transmission supply, capacity, and marketing activities, including restricting our ability to sell natural gas or electricity to, or trade with, SDG&E and SoCalGas and its ability to effect these transactions with each other. These rules, as well as any changes to these rules or their interpretations or additional more restrictive CPUC or FERC rules related to transactions with affiliates, could materially adversely affect our operations and, in turn, our results of operations, financial condition, cash flows and/or prospects.
We may be materially adversely affected by the outcome of litigation or other proceedings in which we are involved.
Our businesses are involved in a number of lawsuits, binding arbitrations and regulatory proceedings. We discuss material pending proceedings in Note 16 of the Notes to Consolidated Financial Statements. We have spent, and continue to spend, substantial money, time and employee and management focus on these lawsuits and other proceedings and on related investigations and regulatory matters. The uncertainties inherent in lawsuits and other proceedings make it difficult to estimate with any degree of certainty the timing, costs and ranges of costs and effects of resolving these matters. In addition, juries have demonstrated a willingness to grant large awards, including punitive damages, in personal injury, product liability, property damage and other claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and may not be recoverable, in whole or in part, by insurance or in rates from customers. Any of the foregoing could cause reputational damage and materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
RISKS RELATED TO SEMPRA CALIFORNIA
Operational Risks
Wildfires in California pose risks to Sempra California (particularly SDG&E) and Sempra.
Potential for Increased and More Severe Wildfires
Over the past few years, California has been experiencing some of the largest wildfires (measured by acres burned) in its history. Frequent and more severe drought conditions, inconsistent and extreme swings in precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the intensity and prevalence of wildfires in California, including in SDG&E’s and SoCalGas’ service territories, and have made these wildfires increasingly difficult to prevent and contain. Changing weather patterns, including as a result of climate change, could cause these conditions to become even more extreme and unpredictable. These wildfires could jeopardize third-party property and SDG&E’s and SoCalGas’ electric and natural gas infrastructure and result in temporary power shortages in SDG&E’s and SoCalGas’ service territories. Certain of California’s local land use policies and forestry management practices have been relaxed to allow for the construction and development of residential and commercial projects in high-risk fire areas, which could lead to increased third-party claims and greater losses in the event of fires in these areas for which SDG&E or SoCalGas may be liable. Any such wildfires in SDG&E’s and SoCalGas’ territories could materially adversely affect SDG&E’s, SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects, which we discuss further in this risk factor below and above under “Risks Related to All Sempra Businesses – Operational Risks.”
The Wildfire Legislation
In July 2019, the Wildfire Legislation was signed into law, which we discuss in further detail in Note 1 of the Notes to Consolidated Financial Statements. The Wildfire Legislation’s revised legal standard for the recovery of wildfire costs may not be implemented effectively or applied consistently, we may not be eligible for the Wildfire Legislation’s cap on wildfire-related liability if SDG&E fails to maintain a valid annual safety certification from the OEIS, and/or the Wildfire Fund could be exhausted due to claims against the fund by SDG&E or other participating IOUs as a result of fires in their respective service territories, any of which could have a material adverse effect on Sempra’s and SDG&E’s results of operations, financial condition, cash flows and/or prospects. PG&E has indicated that it will seek reimbursement from the Wildfire Fund for losses associated with the Dixie fire, which burned from July 2021 through October 2021 and was reported to be the largest single wildfire (measured by acres burned) in California history. In addition, the Wildfire Legislation did not change the doctrine of inverse condemnation, which imposes strict liability (meaning that liability is imposed regardless of fault) on a utility whose equipment, such as its electric distribution and transmission lines, is determined to be a cause of a fire. In such an event, the utility would be responsible for the costs of damages, including potential business interruption losses, and interest and attorneys’ fees, even if the utility has not been found negligent. The doctrine of inverse condemnation also is not exclusive of other theories of liability, including if the utility were found negligent, in which case additional liabilities, such as fire suppression, clean-up and evacuation costs, medical expenses, and personal injury, punitive and other damages, could be imposed. We are unable to predict the impact of the Wildfire Legislation on SDG&E’s ability to recover costs and expenses in the event that SDG&E’s equipment is determined to be a cause of a fire, and specifically in the context of the application of inverse condemnation. If a major fire is determined to be caused by SDG&E’s equipment, or if a major fire is determined to be caused by another participating IOU, and the Wildfire Fund is depleted as a result, Sempra’s and SDG&E’s results of operations, financial condition, cash flows and/or prospects could be materially adversely affected.
Cost Recovery Through Insurance or Rates
As a result of the strict liability standard applied to electric IOU-caused wildfires in California, substantial recent losses recorded by insurance companies, and the risk of an increase in the number and size of wildfires, obtaining insurance coverage for wildfires that could be caused by SDG&E or SoCalGas, particularly SDG&E, has become increasingly difficult and costly. If these conditions continue or worsen, insurance for wildfire liabilities may become unavailable or may become prohibitively expensive and we may be challenged or unsuccessful when we seek recovery of increases in the cost of insurance through the regulatory process. In addition, insurance for wildfire liabilities may not be sufficient to cover all losses we may incur, or it may not be available in sufficient amounts to meet the $1 billion of primary insurance required by the Wildfire Legislation. We are unable to predict whether we would be able to recover in rates or from the Wildfire Fund the amount of any uninsured losses. A loss that is not fully insured, is not sufficiently covered by the Wildfire Fund and/or cannot be recovered in customer rates, such as the CPUC decision denying SDG&E’s recovery of costs related to wildfires in its service territory in 2007, could materially adversely affect Sempra’s and one or both of SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
Wildfire Mitigation Efforts
Although we spend significant resources on measures designed to mitigate wildfire risks, these measures may not be effective in preventing wildfires or reducing our wildfire-related losses, and their costs may not be fully recoverable in rates. SDG&E is required by applicable California law to submit annual wildfire mitigation plans for approval by the OEIS and could be subject to increased risks if these plans are not approved in a timely manner and fines or penalties for any failure to comply with the approved plans. One of our wildfire mitigation and safety tools is to de-energize certain of our facilities when certain weather conditions become extreme and there is elevated wildfire ignition risk. These “public safety power shutoffs” have been subject to scrutiny by various stakeholders, including customers, regulators and lawmakers, which could lead to legislation or rulemaking that increases the risk of penalties and liability for damages associated with these events. Such costs may not be recoverable in rates. Unrecoverable costs, adverse legislation or rulemaking, scrutiny by key stakeholders, ineffective wildfire mitigation measures or other negative effects associated with these efforts could materially adversely affect Sempra’s and SDG&E’s results of operations, financial condition, cash flows and/or prospects.
The electricity industry is undergoing significant change, including increased deployment of distributed energy resources, technological advancements, and political and regulatory developments.
Electric utilities in California are experiencing increasing deployment of distributed energy resources (DERs), such as solar generation, energy storage, energy efficiency and demand response technologies, and California’s environmental policy objectives are accelerating the pace and scope of these changes. This growth of DERs will require modernization of the electric distribution grid to, among other things, accommodate increasing two-way flows of electricity and increase the grid’s capacity to interconnect these resources. In addition, enabling California’s clean energy goals will require sustained investments in grid modernization, renewable integration projects, energy efficiency programs, energy storage options and electric vehicle infrastructure. The growth of the third-party energy storage alternatives and other technologies may increasingly compete with SDG&E’s traditional transmission and distribution infrastructure in delivering electricity to consumers. The CPUC is conducting proceedings to evaluate various projects and pilots; implement changes to the planning and operation of the electric distribution grid to prepare for higher penetration of DERs; consider future grid modernization and grid investments; evaluate if traditional grid investments can be deferred by DERs; determine what, if any, compensation would be feasible and appropriate; and clarify the role of the electric distribution grid operator. These proceedings and the broader changes in California’s electricity industry could result in new regulations, policies and/or operational changes that could materially adversely affect SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
SDG&E provides bundled electric procurement service through various resources that are typically procured on a long-term basis. While SDG&E currently provides such procurement service for most of its customer load, some customers can receive procurement service from a load-serving entity other than SDG&E through programs such as CCA and DA. In such cases, SDG&E no longer procures energy for this departing load. CCA is only available if a customer’s local jurisdiction (city) offers such a program and DA is currently limited by a cap based on gigawatt hours. A number of jurisdictions in SDG&E’s territory, including the City and County of San Diego and 14 other municipalities, have implemented, are implementing or are considering implementing CCA. Based on our current expectations, SDG&E could procure energy for less than half of its current customer load by December 31, 2022. SDG&E’s historical energy procurement may exceed the needs of its bundled customers as customers elect CCA and DA service. Accordingly, the associated costs of the utility’s procured resources could then be borne by SDG&E’s remaining bundled procurement customers. Existing state law requires that customers having CCA and DA procure their electricity must absorb the cost of above-market electricity procurement commitments already made by SDG&E on their behalf, which requirements are designed to equitably share costs among customers served by SDG&E and by CCA and DA. If adequate mechanisms are not implemented to help ensure compliance with this law, if the law changes, or if the law does not function as intended to achieve ratepayer indifference, remaining bundled customers of SDG&E could experience large increases in rates for commodity costs under commitments made on behalf of CCA and DA customers prior to their departure or, if all such costs are not recoverable in rates, SDG&E could experience material increases in its unrecoverable commodity costs. Any of these outcomes could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.

Natural gas and natural gas storage have increasingly been the subject of political and public scrutiny, including a desire by some to reduce or eliminate reliance on natural gas as an energy source.
Certain California legislators and stakeholder, advocacy and activist groups have expressed a desire to limit or eliminate reliance on natural gas as an energy source by advocating increased use of renewable electricity and electrification in lieu of the use of natural gas. Reducing methane emissions also has become a major focus of certain U.S. legislators and the current U.S. Administration. Certain California state agencies and city governments have proposed policies or passed ordinances to prohibit or restrict the use and consumption of natural gas in new buildings, appliances and other applications. These policies and ordinances and any other similar regulatory action could have the effect of reducing natural gas use over time. The CPUC has initiated an OIR to, among other things, implement a long-term planning strategy to manage the state’s transition away from natural gas-fueled technologies in an effort to meet California’s decarbonization goals. CARB, California’s primary regulator for GHG emissions reduction programs, continues to pursue plans for reducing GHG emissions in line with California’s climate goals that include proposals to reduce natural gas demand, including more aggressive energy efficiency programs, increased renewable electric generation and replacement of natural gas appliances with electric appliances. A substantial reduction in, or the elimination of, natural gas as an energy source in California could have a material adverse effect on SoCalGas’, SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects, including impairment of some or all of SoCalGas’ and SDG&E’s natural gas infrastructure assets if they were not permitted to be repurposed for alternative fuels, required to be depreciated on an accelerated basis or become stranded, without adequate recovery of and on the investments.
SDG&E may incur significant costs and liabilities from its partial ownership of a nuclear facility being decommissioned.
SDG&E has a 20% ownership interest in SONGS, which we discuss further in Note 15 of the Notes to Consolidated Financial Statements. SDG&E and each of the other owners of SONGS is responsible for financing its share of the facility’s expenses and capital expenditures, including those related to decommissioning activities. Although the facility is being decommissioned, SDG&E’s ownership interest in SONGS continues to subject it to risks, including:
▪the potential release of radioactive material
▪the potential harmful effects from the former operation of the facility
▪limitations on the insurance commercially available to cover losses associated with operating and decommissioning the facility
▪uncertainties with respect to the technological and financial aspects of decommissioning the facility
SDG&E maintains the SONGS NDT to provide funds for nuclear decommissioning. Trust assets have been generally invested in equity and debt securities, which are subject to market fluctuations. A decline in the market value of trust assets, an adverse change in the law regarding funding requirements for decommissioning trusts, or changes in assumptions or forecasts related to decommissioning dates, technology and the cost of labor, materials and equipment could increase the funding requirements for these trusts, which costs may not be fully recoverable in rates. In addition, CPUC approval is required to make withdrawals from the NDT, and CPUC approval for certain expenditures may be denied if the CPUC determines the expenditures are unreasonable. In addition, decommissioning may be materially more expensive than we currently anticipate and therefore decommissioning costs may exceed the amounts in the SONGS NDT. Rate recovery for overruns would require CPUC approval, which may not occur.
The occurrence of any of these events could result in a reduction in our expected recovery and have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Legal and Regulatory Risks
SDG&E and SoCalGas are subject to extensive regulation by federal, state and local legislative and regulatory authorities, which may materially adversely affect Sempra, SDG&E and SoCalGas.
Rates and Other Financial Matters
The CPUC regulates SDG&E’s and SoCalGas’ customer rates, except for SDG&E’s electric transmission rates that are regulated by the FERC, and conditions of service, as well as its sales of securities, rates of return, capital structure, rates of depreciation, long-term resource procurement and other financial matters in various ratemaking proceedings. The CPUC also periodically approves SDG&E’s and SoCalGas’ customer rates based on authorized capital expenditures, operating costs, including income taxes, and an authorized rate of return on investments while incorporating a risk-based decision-making framework, as well as settlements with third parties. The outcome of ratemaking proceedings can be affected by various factors, many of which are not in our control, including the level of opposition by intervening parties; any rejection by the CPUC of settlements with third parties; potential rate impacts; increasing levels of regulatory review; changes in the political, regulatory, or legislative environments; and the opinions of regulators, consumer and other stakeholder groups and customers. These ratemaking proceedings include decisions about major programs in which SDG&E and SoCalGas make investments under an approved CPUC framework, but which investments may remain subject to a CPUC filing or reasonableness review with unclear standards that may result in the disallowance of incurred costs. SDG&E and SoCalGas also may be required to incur costs and make investments to comply with proposed legislative and regulatory requirements and initiatives, including those related to California’s climate goals and policies, and its ability to recover these costs and investments may depend on the final form of the legislative or regulatory requirements and the ratemaking mechanisms associated with them. Recovery can also be affected by the timing and process of the ratemaking mechanism in which there can be a significant time lag between when costs are incurred and when those costs are recovered in customers’ rates and material differences between the forecasted and authorized costs embedded in rates (which are set on a prospective basis) and the actual costs incurred. The CPUC may also experience delays in its decisions on recovery or may deny recovery altogether on the basis that costs were not reasonably or prudently incurred or for other reasons. Any of these outcomes could materially adversely affect SDG&E’s and SoCalGas’ rates and its and Sempra’s results of operations, financial condition, cash flows and/or prospects.
In addition, under the CPUC’s cost of capital framework, SDG&E and SoCalGas are required to file new cost of capital applications every three years. SDG&E’s and SoCalGas’ cost of capital are then assessed in the intervening years through the CCM. The CCM, if triggered by changes in key benchmark interest rates, automatically updates SDG&E’s or SoCalGas’, as applicable, authorized rates of return for that year. For the 12-months ended September 30, 2021, SoCalGas did not trigger the CCM, while SDG&E exceeded its benchmark rate, which would trigger the CCM. The CPUC alternatively provides that SDG&E and SoCalGas each has the right to have its cost of capital assessed through an application based on an extraordinary or catastrophic event that materially impacts its cost of capital and affect utilities differently than the market as a whole. If the CPUC finds that the conditions are met to file such an application, the CCM would not apply. SDG&E has filed an application to have its cost of capital for 2022 assessed through a cost of capital proceeding based on the extraordinary events of the COVID-19 pandemic, rather than have the CCM applied. The CPUC has established a proceeding to determine if SDG&E’s cost of capital was impacted by an extraordinary event. If the CPUC finds that there was not an extraordinary event, the CCM trigger for SDG&E could materially adversely affect the results of operations, financial condition, cash flows and/or prospects of Sempra and SDG&E. If the CPUC finds that there was an extraordinary event, it will then determine whether to suspend the CCM for 2022 and preserve SDG&E’s current authorized cost of capital or hold a second phase of the proceeding to set a new cost of capital for 2022. We further discuss the CCM, including the impact of SDG&E’s trigger of the CCM in the most recent measurement period, in “Part I – Item 1. Business – Ratemaking Mechanisms – Sempra California – Cost of Capital Proceedings,” and in Note 4 of the Notes to Consolidated Financial Statements.
The FERC regulates electric transmission rates, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the rates of return on investments in electric transmission assets, and other similar matters involving SDG&E. These ratemaking mechanisms are subject to many risks similar to those described above regarding the CPUC.
CPUC Authority Over Operational Matters
The CPUC has regulatory authority related to safety standards and practices, competitive conditions, reliability and planning, affiliate relationships and a wide range of other operational matters, including citation programs concerning matters such as safety activity, disconnection and billing practices, resource adequacy and environmental compliance. For example, in June 2019, the CPUC opened an OII to determine whether SoCalGas’ and Sempra’s organizational culture and governance prioritize safety. Phase 1 of the OII involved a CPUC consultant producing a report that evaluates organizational culture, governance, policies, practices, and accountability metrics in relation to operations, including record of safety incidents. In January 2022, the CPUC issued a ruling initiating Phase 2 activities and entering the Phase 1 consultant’s report into the record. Consistent with the recommendations of the Phase 1 consultant’s report, the ruling indicates that Phase 2 will focus on constructive, forward-looking actions intended to improve safety outcomes in the future. Many of these standards and programs are becoming more stringent and could impose severe penalties, including enforcement programs under which the CPUC staff can issue citations that in some cases can impose substantial fines. The CPUC conducts reviews and audits of the matters under its authority and could launch investigations or open proceedings at any time on any such matter it deems appropriate, the results of which could lead to citations, disallowances, fines and penalties, as well as corrective or mitigation actions required to address any noncompliance that may not be sufficiently funded in customer rates or at all. Any such occurrence could have a material adverse effect on Sempra’s, SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
We discuss various CPUC proceedings relating to SDG&E and SoCalGas in Notes 4, 15 and 16 of the Notes to Consolidated Financial Statements.

Influence of Other Organizations and Potential Regulatory Changes
SDG&E, SoCalGas and Sempra may be materially adversely affected by revisions or reinterpretations of existing or new legislation, regulations, decisions, orders or interpretations of the CPUC, the FERC or other regulatory bodies, any of which could change how SDG&E and SoCalGas operate, affect their ability to recover various costs through rates or adjustment mechanisms, require them to incur additional expenses or otherwise materially adversely affect their and Sempra’s results of operations, financial condition, cash flows and/or prospects.
SDG&E and SoCalGas are also affected by numerous advocacy groups, including California Public Advocates Office, The Utility Reform Network, Utility Consumers’ Action Network and the Sierra Club. Any success by any of these groups in directly or indirectly influencing regulatory bodies with authority over our operations could have a material adverse effect on SDG&E’s, SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
SoCalGas has incurred and may continue to incur significant costs, expenses and other liabilities related to the Leak, a substantial portion of which may not be recoverable through insurance.
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County. As further described in Note 16 of the Notes to Consolidated Financial Statements, numerous lawsuits, investigations and regulatory proceedings have been initiated in response to the Leak, resulting in significant costs.
Civil Litigation
As of February 18, 2022, approximately 390 lawsuits, including approximately 36,000 plaintiffs, two consolidated class action complaints, claims for violations of Proposition 65 and shareholder derivative actions are pending against SoCalGas related to the Leak, some of which have also named Sempra and/or certain officers and directors of SoCalGas and Sempra. Additional litigation, including by public entities, or criminal complaints may be filed against us related to the Leak or our responses to it. All pending cases are coordinated before a single court in the LA Superior Court for pretrial management. Most of the lawsuits are the subject of an agreement entered into in September 2021 that would result in dismissal of the claims therein and releases by all participating plaintiffs of SoCalGas, Sempra and their respective affiliates from all claims related to the Leak. However, this agreement is subject to various conditions to effectiveness, including a minimum participation rate by the applicable plaintiffs and approvals by the LA Superior Court, which may not be satisfied. If these conditions are not satisfied, then the agreement will not become effective and all lawsuits subject to the agreement will remain pending. If these conditions are satisfied, then SoCalGas will be required to make payments of up to $1.8 billion to the participating plaintiffs. The two class action complaints are the subject of agreements also entered into in September 2021 that would result in dismissal of the claims therein and releases by plaintiffs and class members. One of these agreements requires approvals by the LA Superior Court, which may not be satisfied, in which case the complaint will remain pending. If the settlement is approved, then SoCalGas will be required to pay $40 million to a class of property owners. Sempra elected to make an $800 million equity contribution to SoCalGas in September 2021 and may elect to make additional equity contributions in the future that are intended to maintain SoCalGas’ approved capital structure in connection with the accruals related to these agreements. Such amounts, as well as the costs of defending against or settling or otherwise resolving the remaining pending lawsuits, including any lawsuits filed by plaintiffs or class or putative class members who do not agree to settle under or opt out of the agreements described above, and any compensatory, statutory or punitive damages, restitution, and civil, administrative and criminal fines, penalties and other costs, if awarded or imposed, could materially adversely affect SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects. We discuss these risks further above under “Risks Related to All Sempra Businesses – Legal and Regulatory Risks” and in this risk factor below under “Insurance and Estimated Costs.”
Governmental Investigations, Orders and Additional Regulation
In June 2019, the CPUC opened an OII to consider penalties against SoCalGas for the Leak. The first phase will consider, among other things, whether SoCalGas violated applicable laws, CPUC orders or decisions, rules or requirements and whether SoCalGas engaged in unreasonable and/or imprudent practices with respect to its operation and maintenance of the Aliso Canyon natural gas storage facility or its related record-keeping practices. The SED has alleged hundreds of violations in this first phase, asserting that SoCalGas violated California Public Utilities Code Section 451 and failed to cooperate in the investigation and to keep proper records. The second phase will consider whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties, if any, should be imposed for any violations, unreasonable or imprudent practices, or failure to sufficiently cooperate with the SED as determined by the CPUC in the first phase. In addition, the second phase will determine the ratemaking treatment or other disposition of costs incurred by SoCalGas in connection with the Leak, which could result in little or no recovery of such costs. SoCalGas has engaged in settlement discussions with the SED in connection with this proceeding.

This OII and other investigations into the Leak could result in findings of violations of laws, orders, rules or regulations as well as fines and penalties, any of which could involve substantial costs and cause reputational damage. In addition, SoCalGas may incur higher operating costs and additional capital expenditures as a result of these investigations or new laws, orders, rules and regulations arising out of this incident, or our responses thereto, which may not be recoverable through insurance or in customer rates. The occurrence of any of these risks could materially adversely affect SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Natural Gas Storage Operations and Reliability
In February 2017, the CPUC opened a proceeding pursuant to SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, including considering alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, the facility could be impaired, higher than expected operating costs could be incurred and/or additional capital expenditures may be required, any or all of which may not be recoverable in rates, and natural gas reliability and electric generation could be jeopardized. Any such outcome could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Insurance and Estimated Costs
At December 31, 2021, SoCalGas estimates certain costs related to the Leak are $3,221 million (the cost estimate), which includes the $1,279 million of costs recovered or probable of recovery from insurance. This cost estimate may increase significantly as more information becomes available. A portion of the cost estimate has been paid, and $1,983 million is accrued as Reserve for Aliso Canyon Costs at December 31, 2021 on SoCalGas’ and Sempra’s Consolidated Balance Sheets.
The civil litigation against us related to the Leak seeks compensatory, statutory and punitive damages, restitution, and civil and administrative fines, penalties and other costs. We also could be subject to damages, fines or other penalties as a result of the pending regulatory investigations and other matters related to the Leak. Except for the amounts paid or estimated to settle certain legal and regulatory matters as described above, the cost estimate does not include litigation, regulatory proceedings or other matters to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs for damages, restitution, civil or administrative fines or penalties, defense, settlement or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. These costs or losses not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
We have received insurance payments for many of the categories of costs included in the cost estimate, and we intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Any failure by the CPUC to adequately reform SDG&E’s rate structure could have a material adverse effect on SDG&E and Sempra.
The NEM program is an electric billing tariff mechanism designed to promote the installation of on-site renewable generation (primarily solar installations) for residential and business customers. Under the current mechanism, NEM customers receive a full retail rate for energy they generate but do not use that is fed to the utility’s power grid, which results in these customers not paying their proportionate share of the cost of maintaining and operating the electric transmission and distribution system, subject to certain exceptions, but still receiving electricity from the system when their self-generation is inadequate to meet their electricity needs. As more and higher electric-use customers switch to NEM and self-generate energy, the burden on remaining non-NEM customers, who effectively subsidize the unpaid NEM costs, increases, which in turn encourages more self-generation and further increases rate pressure on remaining non-NEM customers.

The current electric residential rate structure in California is primarily based on consumption volume, which places a higher rate burden on customers with higher electric use while subsidizing lower use customers. As of December 31, 2021, the CPUC has declined to adopt a fixed charge independent of consumption volume for residential customers. However, it has advised the utilities to renew their requests for a fixed charge at a later date if such proposals include an adequate customer outreach and communications plan. In August 2020, the CPUC initiated a rulemaking to further develop a successor to the existing NEM tariff. In December 2021, a proposed decision was issued recommending substantial reform of the NEM program through the establishment of a new Net Billing Tariff that would apply to new net metered customers. The new Net Billing Tariff is intended to provide for the payment by new net metered customers of their proportionate share of maintaining and operating the electric transmission and distribution system, which, if the proposed decision is adopted, should reduce the cost-shifting burden from new net metered customers to non-NEM customers. The timing of the final decision is uncertain. Depending on the structure and functionality of the Net Billing Tariff, which is uncertain, the risks associated with the existing NEM tariff could continue or increase.
SDG&E believes the establishment of a charge independent of consumption volume for residential customers is critical to help distribute rates among all customers that rely on the electric transmission and distribution system, including those participating in the NEM program. The absence of a charge independent of consumption volume coupled with the continuing increase of solar installation and other forms of self-generation, as well as the progression of distributed energy resources and energy efficiency initiatives that could also reduce delivered volumes, could adversely impact electricity rates and the reliability of the electric transmission and distribution system. Any such impact could subject SDG&E to increased customer dissatisfaction, increased likelihood of noncompliance with CPUC or other safety or operational standards and increased risks attendant to any such noncompliance, as we discuss above, as well as increased costs, including power procurement, operating and capital costs, and potential disallowance of recovery for these costs.
If the CPUC fails to adequately reform SDG&E’s rate structure to better achieve reasonable, cost-based electric rates that are competitive with alternative sources of power and adequate to maintain the reliability of the electric transmission and distribution system, such failure could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
RISKS RELATED TO SEMPRA TEXAS UTILITIES
Operational and Structural Risks
Certain ring-fencing measures, governance mechanisms and commitments limit our ability to influence the management, operations and policies of Oncor.
Various “ring-fencing” measures, governance mechanisms and commitments are in place that create legal and financial separation between Oncor Holdings, Oncor and their subsidiaries, on the one hand, and Sempra and its affiliates and subsidiaries, on the other hand. These measures are designed to enhance Oncor’s separateness from its owners and mitigate the risk that Oncor would be negatively impacted by a bankruptcy or other adverse financial development affecting its owners. These measures subject us and Oncor to various restrictions, including:
▪seven members of Oncor’s 13-person board of directors must be independent directors in all material respects under the rules of the NYSE in relation to Sempra and its affiliates and any other owners of Oncor, and also must have no material relationship with Sempra or its affiliates or any other owners of Oncor currently or within the previous 10 years; of the six remaining directors, two must be designated by Sempra, two must be designated by Oncor’s minority owner, TTI, and two must be current or former Oncor officers
▪Oncor will not pay dividends or other distributions (except for contractual tax payments) if a majority of its independent directors or any of the directors appointed by TTI determines that it is in the best interest of Oncor to retain such amounts to meet expected future requirements
▪Oncor will not pay dividends or other distributions (except for contractual tax payments) if that payment would cause its debt-to-equity ratio to exceed the debt-to-equity ratio approved by the PUCT
▪if Oncor’s senior secured debt credit rating by any of the Rating Agencies falls below BBB (or Baa2 for Moody’s), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT
▪there must be certain “separateness measures” maintained to reinforce the legal and financial separation of Oncor from Sempra, including a requirement that dealings between Oncor and Sempra or Sempra’s affiliates (other than Oncor Holdings and its subsidiaries) must be on an arm’s-length basis, limitations on affiliate transactions and a prohibition on pledging Oncor assets or stock for any entity other than Oncor

▪a majority of Oncor’s independent directors and the directors designated by TTI that are present and voting (with at least one required to be present and voting) must approve any annual or multi-year budget if the aggregate amount of capital expenditures or O&M in such budget is more than a 10% increase or decrease from the corresponding amounts in the budget for the preceding fiscal year or multi-year period, as applicable
▪Sempra must continue to hold indirectly at least 51% of the ownership interests in Oncor Holdings and Oncor until at least March 9, 2023, unless otherwise authorized by the PUCT
As a result of these measures, we do not control Oncor Holdings or Oncor, and we have limited ability to direct the management, policies and operations of Oncor Holdings and Oncor, including the deployment or disposition of their assets, declarations of dividends, strategic planning and other important corporate matters. We have limited representation on the Oncor Holdings and Oncor boards of directors, which are each controlled by independent directors. Moreover, all directors of Oncor, including the directors we have appointed, have considerable autonomy and have a duty to act in the best interest of Oncor consistent with the approved ring-fence and Delaware law, which may in certain cases be contrary to our interests. To the extent the directors approve or Oncor otherwise pursues actions that are not in our interests, our results of operations, financial condition, cash flows and/or prospects may be materially adversely affected.
Industry-Related Risks
Changes in the regulation or operation of the electric utility industry and/or the ERCOT market could materially adversely affect Oncor, which could materially adversely affect us.
Oncor operates in the electric utility industry and, as a result, it is subject to many of the same or similar risks as Sempra California as we describe above under “Risks Related to Sempra California.” In particular, the costs and burdens associated with complying with the various legislative and regulatory requirements to which Oncor is subject at the federal, state, and local levels and adjusting Oncor’s business and operations in response to legislative and regulatory developments, including changes in ERCOT, and any fines or penalties that could result from any noncompliance, may have a material adverse effect on Oncor. In addition, Oncor operates in the ERCOT market and, as a result, any economic weakness or reduced electricity demand in ERCOT could materially adversely affect Oncor. Moreover, legislative, regulatory, market or industry activities could adversely impact Oncor’s collections and cash flows and jeopardize the predictability of utility earnings, including temporary measures such as the approximately four-month long moratorium on customer disconnections due to nonpayment that was in place following an extreme winter weather event and resulting power outages in February 2021, other actions taken by governmental authorities, customers or other third parties to address financial challenges following this event or other similar events, legislation affecting the ERCOT market to address issues with its operation during this event or other similar events or to improve grid reliability generally, or the growth of third-party distributed energy resources and other technologies that may increasingly compete with Oncor’s traditional transmission and distribution infrastructure in delivering electricity to consumers. If Oncor does not successfully respond to any such changes applicable to it, Oncor could suffer a deterioration in its results of operations, financial condition, cash flows and/or prospects, which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Financial Risks
Oncor’s operations are capital-intensive, and it could have liquidity needs that necessitate additional investments.
Oncor’s business is capital-intensive, and it relies on external financing as a significant source of liquidity for its capital requirements. In the past, Oncor has financed much of its cash needs from operations and with proceeds from indebtedness, but these sources of capital may not be adequate or available in the future. Because our commitments to the PUCT prohibit us from making loans to Oncor, we may elect to make additional capital contributions if Oncor fails to meet its capital requirements or is unable to access sufficient capital to finance its ongoing needs. Any such investments could be substantial, would reduce the cash available to us for other purposes, and could increase our indebtedness, any of which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Sempra could incur substantial tax liabilities if EFH’s 2016 spin-off of Vistra from EFH is deemed to be taxable.
As part of its ongoing bankruptcy proceedings, in 2016, EFH distributed all the outstanding shares of common stock of its subsidiary Vistra Energy Corp. (formerly TCEH Corp. and referred to herein as Vistra) to certain creditors of TCEH LLC (the spin-off), and Vistra became an independent, publicly traded company. Vistra’s spin-off from EFH was intended to qualify for partially tax-free treatment to EFH and its shareholders under Sections 368(a)(1)(G), 355 and 356 of the IRC (collectively referred to as the Intended Tax Treatment). In connection with and as a condition to the spin-off, EFH received a private letter ruling from the IRS regarding certain issues relating to the Intended Tax Treatment, as well as tax opinions from counsel to EFH and Vistra regarding certain aspects of the spin-off not covered by the private letter ruling.
In connection with the signing and closing of the merger of EFH with an indirect subsidiary of Sempra (the Merger), EFH sought and received a supplemental private letter ruling from the IRS and Sempra and EFH received tax opinions from their respective counsels that generally provide that the Merger will not affect the conclusions reached in, respectively, the IRS private letter ruling and tax opinions issued with respect to the spin-off described above. Similar to the IRS private letter ruling and opinions issued with respect to the spin-off, the supplemental private letter ruling is generally binding on the IRS and any opinions issued with respect to the Merger are based on factual representations and assumptions, as well as certain undertakings, made by Sempra and EFH, now Sempra Texas Holdings Corp. and a subsidiary of Sempra. If such representations and assumptions are untrue or incomplete, any such undertakings are not complied with, or the facts upon which the IRS supplemental private letter ruling or tax opinions (which will not impact the IRS position on the transactions) are based are different from the actual facts relating to the Merger, the tax opinions and/or supplemental private letter ruling may not be valid and could be challenged by the IRS. Even though Sempra Texas Holdings Corp. would have administrative appeal rights if the IRS were to invalidate its private letter ruling and/or supplemental private letter ruling, including the right to challenge any adverse IRS position in court, any such appeal would be subject to uncertainties and could fail. If it is ultimately determined that the Merger caused the spin-off not to qualify for the Intended Tax Treatment, Sempra, through its ownership of Sempra Texas Holdings Corp., could incur substantial tax liabilities, which would materially reduce and potentially eliminate the value associated with our indirect investment in Oncor and could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects and the market value of its common stock, preferred stock and debt securities.
RISKS RELATED TO SEMPRA INFRASTRUCTURE
Operational Risks
Project development activities may not be successful, projects under construction may not be completed on schedule or within budget, and completed projects may not operate at expected levels, any of which could materially adversely affect us.
All Energy Infrastructure Projects
We are involved in a number of energy infrastructure projects, which subject us to numerous risks. Success in developing such a project is contingent upon, among other things:
▪our financial condition and cash flows and other factors that impact our ability to invest sufficient funds into the project, including for preliminary matters that may need to be accomplished before we can determine whether the project is feasible or economically attractive
▪project assessment and design and our ability to foresee and incorporate new and developing trends and technologies in the energy industry, such as our pursuit of projects and design solutions to help enable our and our customers’ climate goals
▪our ability to reach a final investment decision or meet other milestones, which may be influenced by external factors outside our control, including the global economy and energy and financial markets, actions by regulators, achieving necessary internal and external approvals, including, as applicable, by all project partners, and many of the other factors described in this risk factor
▪negotiation of satisfactory EPC agreements, including any renegotiation that may be required in the event of delays in final investment decisions or other failures to meet specified deadlines
▪progressing relationships from MOUs or similar arrangements, which are nonbinding and generally do not impose obligations on any of the parties, to execution of definitive agreements and participation in the project
▪identification of suitable partners, customers, suppliers and other necessary counterparties, negotiation of satisfactory equity, purchase, sale, supply, transportation and other appropriate commercial agreements, and satisfaction of any conditions to effectiveness of such agreements, including reaching a final investment decision within agreed timelines
▪timely receipt and maintenance of required governmental permits, licenses and other authorizations that do not impose material conditions and are otherwise granted under terms we find reasonable
▪our project partners’, contractors’ and other counterparties’ willingness and financial or other ability to make their required investments or fulfill their contractual commitments on a timely basis
▪timely, satisfactory and on-budget completion of construction, which could be negatively affected by engineering problems, work stoppages, equipment unavailability, contractor performance and a variety of other factors, many of which we discuss above under “Risks Related to All Sempra Businesses – Operational Risks” and elsewhere in this risk factor

▪implementation of new or changes to existing laws or regulations that impact our infrastructure or the energy sector generally
▪obtaining adequate and reasonably priced financing for the project
▪the absence of hidden defects or inherited environmental liabilities for any project construction
▪fast and cost-effective resolution of any litigation or unsettled property rights affecting the project
▪geopolitical events and other uncertainties, such as the conflict in Ukraine
Any failures with respect to the above factors or other factors material to any particular project could involve additional costs and otherwise negatively affect our ability to successfully complete the project and force us to impair or write off amounts we have invested in the project. If we are unable to complete a development project, if we experience delays, or if construction, financing or other project costs exceed our estimated budgets and we are required to make additional capital contributions, we may never recover or receive an adequate or any return on our investment and other resources invested in the project and our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected.
The operation of existing facilities and any future projects we are able to complete involves many risks, including the potential for unforeseen design flaws, engineering challenges, equipment failures or the breakdown for other reasons of facilities, equipment or processes; labor disputes; fuel interruption; environmental contamination; and the other operational risks that we discuss above under “Risks Related to All Sempra Businesses – Operational Risks.” Any of these events could lead to our facilities being idle for an extended period of time or our facilities operating below expected levels, which may result in lost revenues or increased expenses, including higher maintenance costs and penalties. Any such occurrence could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
LNG Export Projects
In addition to the risks described above that are applicable to all our energy infrastructure projects, we are exposed to additional risks in connection with our LNG export projects, including the ECA LNG Phase 1 project under construction and our potential development of additional LNG export facilities. We discuss our LNG export projects in “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.” Each of these projects faces numerous risks. Our ability to reach a final investment decision for each project and, if such a decision is reached and a project is completed, the overall success of the project are dependent on global energy markets, including natural gas and oil supply, demand and pricing. In general, depressed natural gas and LNG prices in the markets we intend to serve due to shifts in supply or other factors could reduce the pricing and cost advantages of exporting domestically produced natural gas and LNG, which could lead to decreased demand. In addition, global oil prices and their associated current and forward projections could reduce demand for natural gas and LNG in some sectors. A reduction in natural gas demand could also occur from higher penetration of alternative fuels in new power generation, or as a result of calls by some to limit or eliminate reliance on natural gas as an energy source globally. Oil prices could also make LNG projects in other parts of the world more feasible and competitive with LNG projects in North America, thus increasing supply and competition for any available LNG demand. Any of these developments could impact competition and prospects for developing LNG export projects and negatively affect the performance and prospects of any of our projects that are or become operational.
Our proposed projects may face distinct disadvantages relative to some other LNG projects under construction or in development by other project developers, including:
▪The proposed expansion of the Cameron LNG JV facility (Phase 2) is subject to certain restrictions and conditions under the financing agreements for Phase 1 of the project and requires unanimous consent of all JV partners, including with respect to the equity investment obligations of each partner. We may not be able to satisfy these conditions and requirements, in which case our ability to develop the Phase 2 project would be jeopardized.
▪Our Port Arthur, Texas project is a greenfield site and therefore is subject to disadvantages relative to brownfield sites, including increased time and costs to develop and construct the project.
▪The ECA LNG projects are subject to ongoing land and permit disputes that could obstruct efforts to find or maintain suitable partners, customers and financing arrangements and hinder or halt construction and, if the projects are completed, operations. We discuss these risks below and under “Risks Related to Sempra Infrastructure – Legal Risks.” In addition, the Mexican regulatory process and overlay of U.S. regulations for natural gas exports to LNG facilities in Mexico are not well developed, which, among other factors, contributed to delays obtaining a necessary permit from the Mexican government and reaching a final investment decision for the ECA LNG Phase 1 project and could cause similar delays or other hurdles in the future and lead to difficulties finding or maintaining suitable partners, customers and financing arrangements. We have entered into contracts with affiliates and third parties, subject to certain conditions, to supply and transport gas to and across the U.S.-Mexico border to meet the requirements of the ECA LNG Phase 1 project if and when it becomes operational. If affiliates or third parties experience any delays or fail to obtain and maintain necessary permits and arrangements to provide such supply or transportation service or if we fail to maintain adequate gas supply and transportation agreements to support the project fully, it could cause additional costs or delays to the ECA LNG Phase 1 project. Finally, although we have planned measures to not disrupt operations at the ECA Regas Facility with the construction or operation of the ECA LNG Phase 1 project, we expect construction of the proposed ECA LNG Phase 2 project would conflict with ECA Regas Facility operations, making the decision on whether and how to pursue the ECA LNG Phase 2 project dependent in part on whether the investment in this large-scale liquefaction export facility would, over the long term, be more beneficial than continuing to provide regasification services under existing contracts for 100% of the ECA Regas Facility’s capacity through 2028.
Development of additional trains and liquefaction facilities will depend on the ability of our existing pipeline interconnections to be expanded or the ability to permit and construct new pipeline facilities, each of which may require us to enter into additional pipeline interconnection agreements with third-party pipelines. We and third parties may not be able to successfully develop and construct such new pipeline facilities, or we may not be able to secure such additional pipeline interconnections on commercially reasonable terms or at all.
The capital requirements for natural gas liquefaction and LNG export projects that we have decided, or may in the future decide, to proceed with can be significant. In addition, our proposed facilities may not be completed in accordance with estimated timelines or budgets or at all as a result of the above or other factors, and delays, cost overruns or our inability to complete one or more of these facilities could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Financing Arrangements
We may become involved in various financing arrangements with respect to any of our energy infrastructure projects, such as guarantees, indemnities or loans. These arrangements could expose us to additional risks, including exposure to losses upon the occurrence of certain events related to the development, construction, operation or financing of the applicable projects, that could have a material adverse effect on our future results of operations, financial condition, cash flows and/or prospects.
We are dependent on the equipment provided by third parties to operate Cameron LNG JV’s Phase 1 project and the failure of such equipment may adversely impact our business and performance.
Cameron LNG JV has experienced operating issues with equipment provided by certain third-party vendors, which have caused reductions in operating capacity and the declaration of force majeure events by Cameron LNG JV under its tolling agreements. Certain of Cameron LNG JV’s customers have raised objections regarding these force majeure declarations, and Cameron LNG JV’s customers may raise objections in the future regarding these declarations or other force majeure declarations for similar operating issues. Cameron LNG JV’s customers have rights under their tolling agreements to obtain certain future quantities of excess LNG production in connection with these and certain other force majeure events, and future force majeure events may also lead to the additional accrual of similar rights. The requirement to deliver excess LNG production to these customers in connection with these force majeure events has had, and in the future could have, an adverse impact to Sempra Infrastructure’s and our business and cash flows as Cameron LNG JV loses fees related to the excess production.
These and other operational issues arising from equipment or facilities provided by third-party vendors may require us to undertake remediation, repair or equipment replacement activities in the future that could result in reductions or cessations in production from our facilities. Although we are seeking to enforce warranty and other claims against our EPC contractors and other equipment vendors and suppliers, we may face challenges in successfully enforcing these claims against these third parties. Any such occurrence could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Hydraulic fracturing is subject to political, economic and other uncertainties.
Domestic and international hydraulic fracturing operations face political and economic risks and uncertainties. Several states have imposed or are considering imposing more stringent permitting, public disclosure and well construction requirements, and some local municipalities have adopted or are considering adopting land use restrictions that may restrict or prohibit well drilling in general and/or hydraulic fracturing in particular. We cannot predict whether additional federal, state, local or international laws or regulations applicable to hydraulic fracturing will be enacted and, if so, what actions any such laws or regulations would require or prohibit. The current U.S. Administration may have a negative view of hydraulic fracturing, which could increase the risk of regulation that negatively affects these operations. If additional regulation or permitting requirements are imposed on domestic hydraulic fracturing operations, natural gas prices in North America could rise and the relative pricing advantage in favor of domestic natural gas could decline, which could materially adversely affect demand for LNG exports and our ability to develop commercially viable LNG export facilities beyond Cameron LNG JV Phase 1 and ECA LNG Phase 1 (which are fully contracted). Any such occurrence could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.

Fixed-price long-term contracts for services or commodities expose our businesses to inflationary pressures.
Sempra Infrastructure seeks to secure long-term contracts with customers for services and commodities in an effort to optimize the use of its facilities, reduce volatility in earnings and support the construction of new infrastructure. If these contracts are at fixed prices, their profitability may be negatively affected by inflationary pressures, including increased labor, materials, equipment, commodities and other operational costs, rising interest rates that affect financing costs and changes in applicable exchange rates. We may try to mitigate these risks by, among other things, using variable pricing tied to market indices, anticipating and providing for cost escalation when bidding on projects, contracting for direct pass-through of operating costs and/or entering into hedges. However, these measures may not fully or substantially offset any increases in operating expenses or financing costs caused by inflationary pressures and their use could introduce additional risks, any of which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Increased competition could materially adversely affect us.
The markets in which we operate are characterized by numerous strong and capable competitors, many of whom have extensive and diversified development and/or operating experience domestically and internationally and financial resources similar to or greater than ours. In particular, the natural gas pipeline, storage and LNG market segments recently have been characterized by strong and increasing competition for winning new development projects and acquiring existing assets. In addition, our Mexican natural gas distribution business faces increased competition now that its former exclusivity period with respect to its distribution zones has expired and other distributors are legally permitted to build and operate natural gas distribution systems and compete to attract customers in the locations where it operates. These competitive factors could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
We may not be able to enter into, maintain, extend or replace long-term supply, sales or capacity agreements.
The ECA Regas Facility has long-term capacity agreements with a limited number of counterparties, and also may enter into short-term and/or long-term supply agreements to purchase LNG to be received, stored and regasified for sale to other parties. In addition, Cameron LNG JV has long-term liquefaction and regasification tolling capacity agreements with three counterparties that collectively subscribe for the full nameplate capacity of its Phase 1 facility. The long-term nature of these agreements and the small number of customers at each of these facilities exposes us to risks, including increased risk if these counterparties fail to meet their contractual obligations on a timely basis, increased credit risks, and risks associated with the long-term nature of our relationships with these counterparties. We are currently engaged in a legal dispute with the two third-party capacity customers, Shell Mexico and Gazprom, at the ECA Regas Facility involving breach of contract claims, a constitutional challenge of the CRE’s approval of the general terms and conditions for service at the facility, and proceedings seeking to modify or revoke certain material permits needed by the facility and the proposed ECA LNG projects. We discuss this dispute in Note 16 of the Notes to Consolidated Financial Statements. These challenges and proceedings or any similar or other issues that arise with respect to these or our other long-term contracts, including the conflict in Ukraine, could lead to significant legal and other costs, result in cancelation of certain key contracts or otherwise adversely affect our relationships with long-term customers, suppliers or partners, and could negatively impact the reliability of revenues from the applicable projects and the prospects for any implicated development projects. Any such event could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure’s ability to enter into new or replace existing long-term capacity agreements for its natural gas pipeline operations is dependent on, among other factors, demand for and supply of LNG and/or natural gas from its transportation customers, which may include our LNG export facilities. A decrease in demand for or supply of LNG or natural gas from such customers or the occurrence of other events that hinder Sempra Infrastructure from maintaining such agreements or establishing new ones could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
The electric generation and wholesale power sales industries are highly competitive. As more plants are built, supplies of energy and related products may exceed demand, competitive pressures may increase and wholesale electricity prices may decline or become more volatile. Without long-term power sales agreements, our revenues may be subject to increased volatility, and we may be unable to sell the power that Sempra Infrastructure’s facilities are capable of producing or sell it at favorable prices, any of which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Our businesses depend on the performance of counterparties, and any performance failures by these counterparties could materially adversely affect us.
Our businesses depend on business partners, customers, suppliers and other counterparties who owe money or commodities as a result of market transactions or other long-term arrangements to perform their obligations in accordance with such arrangements. Should they fail to perform, we may need to enter into alternative arrangements or honor our underlying commitments at then-

current market prices, which may result in additional losses to us to the extent of amounts already paid to such counterparties. Any efforts to enforce the terms of these arrangements through legal or other means could involve significant time and costs and would be unpredictable and may not be successful. In addition, many such arrangements, including our relationships with the applicable counterparties, are important for the conduct and growth of our businesses. We also may not be able to secure replacement agreements with other partners, customers or suppliers at all or on terms at least as favorable to the original terms if any of these agreements terminate. Further, we often extend credit to customers and other counterparties and, although we perform credit analyses prior to extending credit, we may not be able to collect the amounts owed to us, which presents an increased risk for our long-term supply, sales and capacity contracts. The failure of any of our counterparties to perform in accordance with their arrangements with us could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure’s obligations and those of its LNG suppliers are contractually subject to suspension or termination for “force majeure” events, which generally are beyond the control of the parties, and limitations of remedies for other failures to perform, including limitations on damages that may prohibit recovery of all costs incurred for any breach of an agreement. Any such occurrence could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure engages in JVs and invests in companies in which other equity partners may have or share with us control over the applicable project or investment. We discuss the risks related to these arrangements above under “Risks Related to Sempra – Operational and Structural Risks.”
We rely on transportation assets and services, much of which we do not own or control, to deliver natural gas and electricity.
We depend on electric transmission lines, natural gas pipelines and other transportation facilities and services owned and operated by third parties to, among other things:
▪deliver the natural gas, LNG, electricity and LPG we sell to customers or use for our natural gas liquefaction export facilities
▪supply natural gas to our gas storage and electric generation facilities
▪provide retail energy services to customers
If transportation is disrupted, if the construction of new or modified interconnecting infrastructure is not completed on schedule or if capacity is inadequate, we may not be able to move forward with our projects on schedule, we may be unable to sell and deliver our commodities, electricity and other services to our customers, we may be responsible for damages incurred by these customers, such as the cost of acquiring alternative supplies at then-current spot market rates, and we could lose customers that may be difficult to replace in competitive market conditions. Any such occurrence could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Financial Risks
Our international businesses and operations expose us to foreign currency and inflation risks.
Our operations in Mexico pose foreign currency and inflation risks. Exchange and inflation rates with respect to the Mexican peso and fluctuations in those rates may have an impact on the revenue, costs and cash flows from our international operations, which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects. We may attempt to hedge cross-currency transactions and earnings exposure through various means, including financial instruments and short-term investments, but these hedges may not successfully achieve our objectives of mitigating earnings volatility that would otherwise occur due to exchange rate fluctuations. Because we do not hedge our net investments in foreign countries, we are susceptible to volatility in OCI caused by exchange rate fluctuations for entities whose functional currencies are not the U.S. dollar. Moreover, Mexico has experienced periods of high inflation and exchange rate instability in the past, and severe devaluation of the Mexican peso could result in governmental intervention to institute restrictive exchange control policies, as has occurred before in Mexico and other Latin American countries. We discuss our foreign currency exposure at our Mexican subsidiaries in “Part II – Item 7. MD&A” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Our businesses are exposed to market risks, including fluctuations in commodity prices, that could materially adversely affect us.
We buy energy-related commodities from time to time for pipeline operations, LNG facilities or power plants to satisfy contractual obligations with customers. The regional and other markets in which we purchase these commodities are competitive and can be subject to significant pricing volatility as a result of many factors, including adverse weather conditions, supply and demand changes, availability of competitively priced alternative energy sources, commodity production levels and storage capacity, energy and environmental legislation and regulations, and economic and financial market conditions. Our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected if the prevailing market prices for natural gas, LNG, electricity or other commodities we buy change in a direction or manner not anticipated and for which we have not provided adequately through purchase or sale commitments or other hedging transactions.
Legal and Regulatory Risks
Our international businesses and operations expose us to increased legal, regulatory, tax, economic, geopolitical and management oversight risks and challenges.
Overview
We own or have interests in a variety of energy infrastructure assets in Mexico, and we do business with companies based in foreign markets, including particularly our LNG export operations. Conducting these activities in foreign jurisdictions subjects us to complex management, security, political, legal, economic and financial risks that vary by country, many of which may differ from and potentially be greater than those associated with our wholly domestic businesses, and the occurrence of any of these risks could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. These risks include the following and the other risks discussed in this risk factor below:
▪tax, trade, environmental and other foreign laws and regulations and compliance with them, including legal limitations on ownership in some foreign countries and inadequate or inconsistent enforcement of regulations
▪actions by local regulatory bodies, including setting rates and tariffs that may be earned by or charged to our businesses
▪adverse changes in social, political, economic or market conditions or the stability of foreign governments
▪adverse rulings by foreign courts or tribunals; challenges to or difficulty obtaining, maintaining and complying with permits or approvals; difficulty enforcing contractual and property rights; differing legal standards for lawsuits or other proceedings; and unsettled property rights and titles in Mexico
▪expropriation or theft of assets
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
With respect to the electricity market, the Mexican legislature is currently considering proposed constitutional reform that would, among other things, make the CFE the only entity allowed to commercialize electric energy in Mexico, thereby eliminating the wholesale electricity market entirely. This reform would also limit the overall capacity and types of plants eligible to generate electricity for the CFE to commercialize, resulting in the cancelation of electricity generation permits and contracts for the sale of electricity to the CFE, including permits at all of Sempra Infrastructure’s operational power generation facilities. Recent Mexican governmental actions in the electricity market also include resolutions, orders, decrees, regulations and proposed amendments to Mexican law that could, among other things, threaten the prospects for private-party renewable energy generation in the country; limit the ability to dispatch renewable energy and receive or maintain operational permits; and increase costs of electricity for legacy renewables and cogeneration energy contract holders.
With respect to midstream and downstream activities, recent governmental actions include amendments in June, October, and November of 2021 to Mexico’s General Foreign Trade Rules that establish additional requirements for obtaining authorizations for the import and export of hydrocarbons, refined products, petrochemicals, and biofuels through channels other than those authorized (LDA authorizations). The ECA Regas Facility and the Veracruz terminal have LDA authorizations that are valid through 2023, although the ability to subsequently renew these authorizations may be limited by these amended rules. We are assessing the effect of these amended rules on our operations and development of future projects, including those in the vicinity of Topolobampo, Manzanillo and Ensenada, as well as the proposed ECA LNG liquefaction projects. In addition, amendments to Mexico’s Hydrocarbons Law that give SENER and the CRE additional powers to suspend and revoke permits were published in May 2021. While the courts have enjoined enforcement of these amendments pending a final disposition in the case of several of our projects, the amendments provide that suspension of permits will be determined by SENER or the CRE when a danger to national security, energy security, or the national economy is foreseen, and also provide new grounds for the revocation of permits under certain circumstances. Additionally, in the case of existing permits, the amendments direct authorities to revoke permits that fail to comply with the minimum storage requirements established by SENER or fail to comply with requirements or violate provisions established by the amended Hydrocarbons Law.
Finally, as part of an industrywide audit and investigative process initiated by the CRE to enforce fuel procurement laws, federal prosecutors conducted inspections at several refined products terminals, including Sempra Infrastructure’s refined products terminal in Puebla, to confirm that the gasoline and/or diesel in storage were legally imported. During the inspection of the Puebla terminal in September 2021, a federal prosecutor took samples from all the train and storage tanks in the terminal and ordered that the facility be temporarily shut down during the pendency of the analysis of the samples and investigation, while leaving the terminal in Sempra Infrastructure’s custody. In addition, in November 2021, the CRE notified Sempra Infrastructure of the commencement of an administrative proceeding for revoking the storage permit at the Puebla terminal due to alleged breach of its terms and conditions. We cannot predict when the investigation will be completed, the outcome of the administrative proceeding or whether and/or when the facility will be able to commence commercial operations.
We discuss these Mexican governmental actions further in Note 16 of the Notes to Consolidated Financial Statements. We cannot predict whether proposed changes like the constitutional reform to the electricity market or other similar governmental actions will ultimately be passed or otherwise become effective in their current forms, nor can we predict the nature or level of impact of this constitutional reform on non-electric segments of the energy sector. We also cannot predict whether actions to enjoin enforcement or suspend or overturn existing laws and other governmental actions will be successful. More generally, we cannot predict the impact that the political, social, and judicial landscape in Mexico will have on that country’s economy and energy sector and our business in Mexico. If any of the recent Mexican governmental actions are passed or otherwise become effective, if efforts to enjoin their enforcement or suspend or overturn them fail, or if other similar moves by the Mexican government are taken to curb private-party participation in the energy sector, including the passage of additional laws or regulations or increased investigative and enforcement activities, this could materially impact our ability to operate our facilities at existing levels or at all, may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on our business, results of operations, financial condition, cash flows and/or prospects.
U.S. and Mexican Laws and Foreign Policy, including Trade and Related Matters
Our international business activities are subject to U.S. and Mexican laws and regulations related to foreign operations or doing business internationally, including the U.S. Foreign Corrupt Practices Act, the Mexican Federal Anticorruption Law in Public Contracting (Ley Federal Anticorrupción en Contrataciones Públicas) and similar laws, and are sensitive to U.S. and Mexican foreign policy, trade policy and other geopolitical factors. The current and the last U.S. Administrations have taken different stances with respect to international trade agreements, tariffs, immigration policy and other matters of foreign policy that impact trade and foreign relations. Shifts in foreign policy could increase the adverse effects on our businesses and create uncertainty, making it difficult to predict the impact these policies could have on our businesses. Violations or alleged violations of the laws referred to above, as well as foreign policy positions that adversely affect imports and exports between the U.S., Mexican and other economies and foreign companies with whom we conduct business, could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Our businesses are subject to various legal actions challenging our property rights and permits, and our properties in Mexico could be subject to expropriation by the Mexican government.
We are engaged in disputes regarding our title to the property in Mexico where our ECA Regas Facility is situated and our proposed ECA LNG projects are expected to be situated, which we discuss in Note 16 of the Notes to Consolidated Financial Statements. In addition, we may have or seek to obtain long-term leases or rights-of-way from governmental agencies or other third parties to operate our energy infrastructure located on land we do not own for a specific period of time. If we are unable to defend and retain title to the properties we own or if we are unable to obtain or retain rights to construct and operate on the properties we do not own on reasonable financial and other terms, we could lose our rights to occupy and use these properties and the related facilities, which could delay or derail proposed projects, increase our development costs, and result in breaches of one or more permits or contracts related to the affected facilities that could lead to legal costs, fines or penalties. In addition, disputes regarding any of these properties could lead to difficulties finding or maintaining suitable partners, customers and project financing arrangements and could hinder or halt our ability to construct and, if completed, operate the affected facilities or proposed projects. Any of these outcomes could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.

Sempra Infrastructure’s energy infrastructure assets may be considered by the Mexican government to be a public service or essential for the provision of a public service, in which case these assets and the related businesses could be subject to expropriation or nationalization, loss of concessions, renegotiation or annulment of existing contracts, and other similar risks. Any such occurrence could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own or lease land, warehouses, offices, operating and maintenance centers, shops and service facilities necessary to conduct our businesses. Each of our operating segments currently has adequate space and, if we needed more space, we believe it is readily available. We discuss properties related to our electric, natural gas and energy infrastructure operations in “Part I – Item 1. Business” and Note 1 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters described in Notes 15 and 16 of the Notes to Consolidated Financial Statements, “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A.”

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Sempra Common Stock
Our common stock is traded on the NYSE under the trading symbol SRE and the Mexican Stock Exchange under the trading symbol SRE.MX. At February 18, 2022, there were approximately 22,180 record holders of our common stock.
SoCalGas and SDG&E Common Stock
Information concerning dividend declarations for SoCalGas and SDG&E is included in “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sources and Uses of Cash – Dividends.”
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
The following table sets forth information about our common stock repurchase activity for the three months ended December 31, 2021:

PURCHASES OF EQUITY SECURITIES
(Dollars in millions, except per share amounts)
	Total number of shares purchased(1)	Average price paid per share(1)(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum dollar value of shares that may yet be purchased under the plans or programs
November 1, 2021 - November 30, 2021	1,525,000	$123.91	1,525,000	$1,811
December 1, 2021 - December 31, 2021	897,758	$123.69	897,758	$1,700
Total	2,422,758	$123.83	2,422,758	$1,700
(1)    All share purchases were made through open market repurchases.
(2)    The price per share reflects the weighted-average price paid per share during the applicable period, and excludes amounts paid for broker fees, commissions and other similar costs.

In addition on January 11, 2022, we entered into an ASR program under which we prepaid $200 million to repurchase shares of our common stock in a share forward transaction. A total of 1,472,756 shares were purchased under this program, which was determined by dividing the $200 million purchase price by the arithmetic average of the volume-weighted average trading prices of shares of our common stock during the valuation period of January 12, 2022 through February 11, 2022, minus a fixed discount. The ASR program was completed on February 11, 2022. As of February 25, 2022, a maximum of $1.5 billion and no more than 21,104,486 shares may yet be purchased under the repurchase authorization that was publicly announced on August 5, 2020.
We may also, from time to time, purchase shares of our common stock to which participants would otherwise be entitled from LTIP participants who elect to sell a sufficient number of shares in connection with the vesting of RSUs and stock options in order to satisfy minimum statutory tax withholding requirements.

ITEM 6. (RESERVED)
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
In 2018, we set out to simplify Sempra’s business model and sharpen our focus on our mission to be North America’s premier energy infrastructure company. Our 2021 operational and financial results reflect our focus on executing this strategy:
▪We completed the consolidation of our non-utility, energy infrastructure assets in North America under SI Partners
▪We completed the sale of a 20% NCI in SI Partners to KKR
▪We entered into an agreement to sell an additional 10% NCI in SI Partners to ADIA
▪We invested $5.6 billion in capital expenditures and investments
In the fourth quarter of 2021, we formed Sempra Infrastructure, a new segment that includes the operating companies of our subsidiary, SI Partners, as well as a holding company and certain services companies. Sempra Infrastructure develops, builds, operates and invests in energy infrastructure to help enable the energy transition in North American markets and globally.
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

OVERALL RESULTS OF OPERATIONS OF SEMPRA

OVERALL RESULTS OF OPERATIONS OF SEMPRA
(Dollars, except per share amounts; shares in millions)

Our earnings and diluted EPS were impacted by variances discussed below in “Segment Results.”

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

SEMPRA EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
SDG&E	$819	$824	$767
SoCalGas	(427)	504	641
Sempra Texas Utilities	616	579	528
Sempra Infrastructure	682	580	247
Sempra Renewables	—	—	59
Parent and other(1)	(436)	(563)	(515)
Discontinued operations	—	1,840	328
Earnings attributable to common shares	$1,254	$3,764	$2,055
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.
SDG&E
The decrease in earnings of $5 million (1%) in 2021 compared to 2020 was primarily due to:
▪$62 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account, which we discuss in Note 4 of the Notes to Consolidated Financial Statements;
▪$10 million lower electric transmission margin, including the following favorable impacts in 2020 from the March 2020 FERC-approved TO5 settlement proceeding:
◦$18 million to conclude a rate base matter, and
◦$9 million from the retroactive application of the final TO5 settlement for 2019; and
▪$6 million higher income tax expense primarily from flow-through items, net of associated regulatory revenues; offset by
▪$44 million charge in 2020 for amounts to be refunded to customers and a fine related to the Energy Efficiency Program inquiry, which we discuss in Note 4 of the Notes to Consolidated Financial Statements; and
▪$31 million higher CPUC base operating margin, net of operating expenses and favorable resolution of regulatory matters in 2020.

The increase in earnings of $57 million (7%) in 2020 compared to 2019 was primarily due to:
▪$62 million increase due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account;
▪$52 million higher electric transmission margin, including an increase in authorized ROE and the following favorable impacts in 2020 from the March 2020 FERC-approved TO5 settlement:
◦$18 million to conclude a rate base matter, and
◦$9 million from the retroactive application of the final TO5 settlement for 2019;
▪$23 million higher AFUDC equity; and
▪$16 million higher income tax benefits from flow-through items; offset by
▪$44 million charge in 2020 for amounts to be refunded to customers and a fine related to the Energy Efficiency Program inquiry;
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
SoCalGas
Losses of $427 million in 2021 compared to earnings of $504 million in 2020 was primarily due to:
▪$915 million increase in charges related to civil litigation and regulatory matters pertaining to the Leak comprised of $1,148 million in 2021 compared to $233 million in 2020; and
▪$64 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account; offset by
▪$23 million higher income tax benefits from flow-through items; and
▪$21 million higher CPUC base operating margin, net of operating expenses.
The decrease in earnings of $137 million (21%) in 2020 compared to 2019 was primarily due to:
▪$233 million from impacts in 2020 related to civil litigation and regulatory matters pertaining to the Leak;
▪$38 million income tax benefit in 2019 from the impact of the January 2019 CPUC decision allocating certain excess deferred income tax balances to shareholders; and
▪$12 million higher net interest expense; offset by
▪$64 million increase due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account;
▪$29 million higher CPUC base operating margin, net of operating expenses;
▪$21 million impairment of non-utility native gas assets in 2019;
▪$10 million higher income tax benefits from flow-through items; and
▪$8 million in penalties in 2019 related to the SoCalGas billing practices OII.
Sempra Texas Utilities
The increase in earnings of $37 million (6%) in 2021 compared to 2020 was primarily due to higher equity earnings from Oncor Holdings driven by increased revenues from rate updates to reflect increases in invested capital and customer growth, offset by increased operating costs and expenses attributable to invested capital.
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

Sempra Infrastructure
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
The increase in earnings of $102 million (18%) in 2021 compared to 2020 was primarily due to:
▪$133 million higher equity earnings from Cameron LNG JV primarily due to the three-train liquefaction project achieving full commercial operations in August 2020;
▪$55 million higher earnings from asset and supply optimization primarily driven by changes in natural gas prices and higher volumes;
▪$23 million primarily due to the start of commercial operations of the Veracruz terminal in the first quarter of 2021;
▪$20 million favorable U.S. tax impact from converting SI Partners from a corporation to a partnership in October 2021;
▪$147 million earnings attributable to NCI in 2021 compared to $163 million in 2020, including a decrease of $87 million from the increase in our ownership interest in IEnova, offset by an increase of $98 million from the sale of a 20% NCI in SI Partners to KKR, which we discuss in Note 1 of the Notes to Consolidated Financial Statements; and
▪$13 million selling profit on a sales-type lease relating to the commencement of a rail facility lease at the Veracruz terminal in the third quarter of 2021; offset by
▪$76 million higher net interest expense primarily due to:
◦$37 million in charges associated with hedge termination costs and a write-off of unamortized debt issuance costs from the early redemptions of debt in October 2021, which we discuss in Note 7 of the Notes to Consolidated Financial Statements,
◦$19 million higher interest expense from IEnova’s issuance of senior unsecured notes in September 2020, and
◦$8 million lower net interest income from lower intercompany balances with Parent and other; and
▪$58 million unfavorable impact from foreign currency and inflation effects, net of foreign currency derivatives effects, comprised of a $47 million unfavorable impact in 2021 compared to an $11 million favorable impact in 2020.
The increase in earnings of $333 million in 2020 compared to 2019 was primarily due to:
▪$284 million higher equity earnings from Cameron LNG JV primarily due to the three-train liquefaction project achieving full commercial operations in August 2020;
▪$68 million favorable impact from foreign currency and inflation effects, net of foreign currency derivatives effects, comprised of an $11 million favorable impact in 2020 compared to a $57 million unfavorable impact in 2019;
▪$44 million higher earnings from asset and supply optimization primarily driven by changes in natural gas prices; and
▪$33 million higher earnings primarily due to the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline at IMG JV in September 2019; offset by
▪$163 million earnings attributable to NCI in 2020 compared to $121 million in 2019;
▪$21 million lower earnings at the Guaymas-El Oro segment of the Sonora pipeline primarily from force majeure payments that ended in August 2019; and
▪$13 million lower earnings at TdM primarily due to scheduled major maintenance in the fourth quarter of 2020.
Sempra Renewables
As we discuss in Note 5 of the Notes to Consolidated Financial Statements, Sempra Renewables sold its remaining wind assets and investments in April 2019 upon which date the segment ceased to exist. Earnings of $59 million in 2019 included a $45 million gain on such sale.
Parent and Other
The decrease in losses of $127 million (23%) in 2021 compared to 2020 was primarily due to:
▪$50 million equity earnings in 2021 compared to $100 million equity losses in 2020 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs, which we discuss in Note 16 of the Notes to Consolidated Financial Statements;
▪$105 million lower preferred dividends as a result of $124 million lower dividends due to the mandatory conversion of all series A preferred stock and series B preferred stock in January 2021 and July 2021, respectively, offset by $19 million higher dividends due to the issuance of series C preferred stock in June 2020;
▪$59 million lower net interest expense;

▪$26 million gain on the sale of PXiSE in December 2021, which we discuss in Note 5 of the Notes to Consolidated Financial Statements; and
▪$14 million lower operating costs retained at Parent and other; offset by
▪$92 million in charges in 2021 associated with make-whole premiums and a write-off of unamortized discount and debt issuance costs from the early redemptions of debt in December 2021, which we discuss in Note 7 of the Notes to Consolidated Financial Statements;
▪$72 million net income tax expense related to the utilization of a deferred income tax asset upon completing the sale of a 20% NCI in SI Partners to KKR in October 2021;
▪$9 million income tax expense in 2021 compared to $26 million income tax benefit in 2020 due to changes in a valuation allowance against certain tax credit carryforwards; and
▪$31 million income tax benefit in 2020 for repatriation of foreign earnings due to extension of federal tax law.
The increase in losses of $48 million (9%) in 2020 compared to 2019 was primarily due to:
▪$100 million equity losses in 2020 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs;
▪$26 million higher preferred dividends due to the issuance of series C preferred stock in June 2020;
▪$24 million consolidated California state income tax expense in 2020 associated with income from our investments in Sempra Infrastructure entities;
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
▪$11 million income tax benefit in 2020 compared to $2 million income tax expense in 2019 related to share-based compensation; and
▪$8 million decrease in losses from foreign currency derivatives used to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sale of our South American businesses.
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
Earnings from discontinued operations of $1,840 million in 2020 included:
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
SIGNIFICANT CHANGES IN REVENUES, COSTS AND EARNINGS
This section contains a discussion of the differences between periods in the specific line items of the Consolidated Statements of Operations for Sempra, SDG&E and SoCalGas.
Utilities Revenues and Cost of Sales
Our utilities revenues include natural gas revenues at SoCalGas and SDG&E and Sempra Infrastructure’s Ecogas and electric revenues at SDG&E. Intercompany revenues included in the separate revenues of each utility are eliminated in Sempra’s Consolidated Statements of Operations.
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
▪SoCalGas and SDG&E to recover certain program expenditures and other costs authorized by the CPUC, or “refundable programs.”
Because changes in SoCalGas’ and SDG&E’s cost of natural gas and/or electricity are recovered in rates, changes in these costs are offset in the changes in revenues and therefore do not impact earnings. In addition to the changes in cost or market prices, natural gas or electric revenues recorded during a period are impacted by the difference between customer billings and recorded or CPUC-authorized amounts. These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 4 of the Notes to Consolidated Financial Statements in this report.

The table below summarizes utilities revenues and cost of sales.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Natural gas revenues:
SoCalGas	$5,515	$4,748	$4,525
SDG&E	838	694	658
Sempra Infrastructure	81	58	73
Eliminations and adjustments	(101)	(89)	(71)
Total	6,333	5,411	5,185
Electric revenues:
SDG&E	4,666	4,619	4,267
Eliminations and adjustments	(8)	(5)	(4)
Total	4,658	4,614	4,263
Total utilities revenues	$10,991	$10,025	$9,448
Cost of natural gas(1):
SoCalGas	$1,369	$783	$977
SDG&E	242	162	176
Sempra Infrastructure	24	12	14
Eliminations and adjustments	(38)	(32)	(28)
Total	$1,597	$925	$1,139
Cost of electric fuel and purchased power(1):
SDG&E	$1,069	$1,191	$1,194
Eliminations and adjustments	(59)	(4)	(6)
Total	$1,010	$1,187	$1,188
(1)    Excludes depreciation and amortization, which are presented separately on the Sempra, SDG&E and SoCalGas Consolidated Statements of Operations.
Natural Gas Revenues and Cost of Natural Gas
The table below summarizes the average cost of natural gas sold by Sempra California and included in cost of natural gas. The average cost of natural gas sold at each utility is impacted by market prices, as well as transportation, tariff and other charges.

SEMPRA CALIFORNIA AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Years ended December 31,
	2021	2020	2019
SoCalGas	$4.53	$2.59	$3.07
SDG&E	5.30	3.74	3.91

In 2021 compared to 2020, our natural gas revenues increased by $922 million (17%) to $6.3 billion primarily due to:
▪$767 million increase at SoCalGas, which included:
◦$586 million increase in cost of natural gas sold, which we discuss below,
◦$129 million higher CPUC-authorized revenues,
◦$81 million higher revenues from incremental and balanced capital projects, and
◦$53 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M, offset by
◦$84 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account, and
◦$15 million lower non-service component of net periodic benefit cost in 2021, which fully offsets in Other Income (Expense), Net;
▪$144 million increase at SDG&E, which included:
◦$80 million increase in cost of natural gas sold, which we discuss below,

◦$24 million higher CPUC-authorized revenues,
◦$20 million higher revenues primarily associated with the Pipeline Safety Enhancement Plan, and
◦$15 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M, offset by
◦$6 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account; and
▪$23 million increase at Sempra Infrastructure primarily due to a higher residential customer rate and cost of natural gas sold.
In 2020 compared to 2019, our natural gas revenues increased by $226 million (4%) to $5.4 billion primarily due to:
▪$223 million increase at SoCalGas, which included:
◦$198 million higher CPUC-authorized revenues,
◦$144 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M, and
◦$84 million increase due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account, offset by
◦$194 million decrease in cost of natural gas sold, which we discuss below, and
◦$19 million lower non-service component of net periodic benefit cost in 2020, which fully offsets in Other Income (Expense), Net; and
▪$36 million increase at SDG&E, which included:
◦$23 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$15 million higher CPUC-authorized revenues, and
◦$6 million increase due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account, offset by
◦$14 million decrease in cost of natural gas sold, which we discuss below; offset by
▪$15 million decrease at Sempra Infrastructure primarily due to foreign currency effects and a regulatory rate adjustment.
Our cost of natural gas increased by $672 million to $1.6 billion in 2021 compared to 2020 primarily due to:
▪$586 million increase at SoCalGas primarily from higher average natural gas prices; and
▪$80 million increase at SDG&E primarily from higher average natural gas prices.
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
Electric Revenues and Cost of Electric Fuel and Purchased Power
In 2021 compared to 2020, our electric revenues, substantially all of which are at SDG&E, increased by $44 million (1%) to $4.7 billion primarily due to:
▪$87 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M;
▪$51 million charge in 2020 for amounts to be refunded to customers related to the Energy Efficiency Program inquiry;
▪$49 million higher CPUC-authorized revenues;
▪$41 million higher revenues associated with SDG&E’s wildfire mitigation plan;
▪$14 million higher revenues associated with a new customer information system;
▪$13 million higher revenues associated with lower income tax benefits from flow-through items; and
▪$6 million higher revenues from transmission operations, including the following favorable impacts in 2020 from the March 2020 FERC-approved TO5 settlement proceeding:
◦$26 million to settle a rate base matter, and
◦$12 million from the retroactive application of the final TO5 settlement for 2019; offset by
▪$122 million lower cost of electric fuel and purchased power, which we discuss below;
▪$77 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account; and
▪$22 million lower revenues due to favorable resolution of regulatory matters in 2020.

In 2020 compared to 2019, our electric revenues, substantially all of which are at SDG&E, increased by $351 million (8%) to $4.6 billion primarily due to:
▪$242 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M;
▪$112 million higher revenues from transmission operations, including an increase in authorized ROE and the following favorable impacts in 2020 from the March 2020 FERC-approved TO5 settlement proceeding:
◦$26 million to settle a rate base matter, and
◦$12 million from the retroactive application of the final TO5 settlement for 2019;
▪$77 million increase due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account;
▪$35 million higher CPUC-authorized revenues; and
▪$19 million higher revenues associated with SDG&E’s wildfire mitigation plan; offset by
▪$55 million lower cost of electric fuel and purchased power, which we discuss below; and
▪$51 million charge in 2020 for amounts to be refunded to customers related to the Energy Efficiency Program inquiry.
Our utility cost of electric fuel and purchased power includes utility-owned generation and power purchased from third parties, net of sales to the California ISO. The cost of electric fuel and purchased power decreased by $177 million (15%) to $1.0 billion in 2021 compared to 2020 primarily due to:
▪$122 million at SDG&E primarily from higher sales to the California ISO due to higher market prices and lower customer demand; and
▪$55 million higher intercompany eliminations associated with sales between SDG&E and Sempra Infrastructure due to the acquisition of ESJ in March 2021.
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

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
REVENUES
Sempra Infrastructure	$1,916	$1,342	$1,381
Sempra Renewables	—	—	10
Parent and other(1)	(50)	3	(10)
Total revenues	$1,866	$1,345	$1,381
COST OF SALES(2)
Sempra Infrastructure	$608	$275	$342
Parent and other(1)	3	1	2
Total cost of sales	$611	$276	$344
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Consolidated Statements of Operations.

In 2021 compared to 2020 revenues from our energy-related businesses, substantially all of which are at Sempra Infrastructure, increased by $521 million (39%) to $1.9 billion primarily due to:
▪$355 million increase in revenues from asset and supply optimization, contracts to sell natural gas to third parties and LNG offtake, including:
◦$309 million higher natural gas sales primarily from higher natural gas prices and volumes offset by higher unrealized losses on commodity derivatives, and
◦$46 million higher diversion revenues due to higher natural gas prices;

▪$74 million higher revenues from the Veracruz and Mexico City terminals placed in service in March and July of 2021, respectively, including a $18 million selling profit on a sales-type lease relating to the commencement of a rail facility lease at the Veracruz terminal in the third quarter of 2021;
▪$63 million higher revenues from TdM mainly due to higher power prices and volumes; and
▪$41 million increase from the renewables business primarily due to the acquisition of ESJ in March 2021 and renewable assets placed in service in December 2020 and March 2021.
In 2020 compared to 2019, revenues from our energy-related businesses decreased by $36 million (3%) to $1.3 billion primarily due to:
▪$25 million lower revenues from TdM mainly due to lower volumes, offset by higher power prices;
▪$21 million lower transportation revenues primarily from force majeure payments that ended in August 2019 with respect to the Guaymas-El Oro segment of the Sonora pipeline; and
▪$18 million lower revenues from the expiration of capacity release contracts in the fourth quarter of 2019; offset by
▪$23 million increase in revenues from asset and supply optimization, contracts to sell natural gas to third parties and LNG offtake, including:
◦$44 million lower unrealized losses on commodity derivatives offset by lower natural gas sales primarily from lower natural gas prices and volumes, offset by
◦$21 million lower diversion revenues and turnback revenues due to lower natural gas prices and volumes.
The cost of sales for our energy-related businesses, substantially all of which are at Sempra Infrastructure, increased by $335 million to $611 million in 2021 compared to 2020. The increase is primarily from higher natural gas purchases related to asset and supply optimization and higher natural gas prices and volumes at TdM.
The cost of sales for our energy-related businesses, substantially all of which are at Sempra Infrastructure, decreased by $68 million (20%) to $276 million in 2020 compared to 2019. The decrease is primarily due to lower natural gas prices and volumes related to asset and supply optimization.
Operation and Maintenance
In the table below, we provide O&M by segment.

OPERATION AND MAINTENANCE
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
SDG&E(1)	$1,585	$1,454	$1,175
SoCalGas	2,180	2,029	1,780
Sempra Texas Utilities	6	—	—
Sempra Infrastructure	549	427	410
Sempra Renewables	—	—	18
Parent and other(2)	18	30	83
Total operation and maintenance	$4,338	$3,940	$3,466
(1)    Excludes impairment losses of $2, $1, and $6 in 2021, 2020, and 2019, respectively.
(2)    Includes eliminations of intercompany activity.

Our O&M increased by $398 million (10%) to $4.3 billion in 2021 compared to 2020 primarily due to:
▪$151 million increase at SoCalGas, primarily due to:
◦$98 million higher non-refundable operating costs, and
◦$53 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue;
▪$131 million increase at SDG&E, primarily due to:
◦$102 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$29 million higher non-refundable operating costs; and
▪$122 million increase at Sempra Infrastructure primarily due to:
◦$46 million higher expenses associated with the growth in the business and certain non-capitalized expenses at ECA LNG Phase 1 in 2021, which reached a final investment decision in November 2020,
◦$24 million from the renewables business, including the acquisition of ESJ in March 2021,

◦$17 million from the start of commercial operations of the Veracruz and Mexico City terminals in March and July of 2021, respectively, and
◦$7 million from expected credit losses on a guarantee.
Our O&M increased by $474 million (14%) to $3.9 billion in 2020 compared to 2019 primarily due to:
▪$279 million increase at SDG&E, primarily due to:
◦ $265 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦ $18 million higher amortization in 2020 of the Wildfire Fund asset and accretion of the Wildfire Fund obligation; and
▪ $249 million increase at SoCalGas, primarily due to:
◦ $144 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦ $105 million higher non-refundable operating costs, including labor, purchased materials and services, and administrative and support costs; offset by
▪ $53 million decrease at Parent and other primarily from lower deferred compensation expense and retained operating costs; and
▪ $18 million decrease at Sempra Renewables primarily due to lower general and administrative and other costs due to the wind-down of the business in 2019.
Aliso Canyon Litigation and Regulatory Matters
In 2021, SoCalGas recorded charges of $1,593 million compared to $307 million in 2020 related to civil litigation and regulatory matters pertaining to the Leak. We describe these charges in Note 16 of the Notes to Consolidated Financial Statements.
Impairment Losses
In 2019, SoCalGas recognized a $29 million impairment loss related to non-utility native gas assets. Also in 2019, SDG&E and SoCalGas recognized impairment losses of $6 million and $8 million, respectively, for certain disallowed capital costs in the 2019 GRC FD.
Gain (Loss) on Sale of Assets
In 2021, Parent and Other recognized a $36 million gain on the sale of PXiSE, which we discuss in Note 5 of the Notes to Consolidated Financial Statements. In 2019, Sempra Renewables recognized a $61 million gain on the sale of its remaining wind assets and investments.
Other Income (Expense), Net
As part of our central risk management function, we may enter into foreign currency derivatives to hedge SI Partners’ exposure to movements in the Mexican peso from its controlling interest in IEnova. The gains/losses associated with these derivatives are included in Other Income (Expense), Net, as described below, and partially mitigate the transactional effects of foreign currency and inflation included in Income Tax (Expense) Benefit for SI Partners’ consolidated entities and in Equity Earnings for SI Partners’ equity method investments. We also utilized foreign currency derivatives in 2020 and 2019 to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our operations in Peru and Chile, respectively. We discuss policies governing our risk management below in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Other income, net, was $58 million in 2021 compared to other expense, net, of $48 million in 2020. The change was primarily due to:
▪$46 million lower net losses in 2021 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions primarily due to:
◦$36 million lower losses on foreign currency derivatives and cross-currency swaps as a result of fluctuation of the Mexican peso, and
◦$19 million lower foreign currency losses on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings, offset by
◦$11 million lower net gains in 2021 on other foreign currency transactional effects;
▪$35 million lower non-service component of net periodic benefit cost in 2021;
▪$9 million higher investment gains in 2021 on dedicated assets in support of our executive retirement and deferred compensation plans;
▪$7 million higher AFUDC equity at SoCalGas;
▪$6 million fine at SDG&E in 2020 related to the Energy Efficiency Program inquiry; and

▪$5 million reversal of penalties in 2021 related to the SoCalGas billing practices OII; offset by
▪$8 million total decrease in regulatory interest at SDG&E and SoCalGas due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account.
Other expense, net, was $48 million in 2020 compared to other income, net, of $77 million in 2019. The change was primarily due to:
▪$92 million net losses in 2020 from interest rate and foreign exchange instruments and foreign currency transactions compared to net gains of $55 million in 2019 primarily due to:
◦$53 million losses in 2020 on foreign currency derivatives compared to $40 million gains in 2019 as a result of fluctuation of the Mexican peso, and
◦$42 million losses in 2020 compared to $30 million gains in 2019 on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings; offset by
◦$17 million gains in 2020 compared to $9 million losses in 2019 on other foreign currency transactional effects;
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
▪$8 million total increase in regulatory interest at SDG&E and SoCalGas due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account; and
▪$8 million in penalties in 2019 related to the SoCalGas billing practices OII.
We provide further details of the components of other (expense) income, net, in Note 1 of the Notes to Consolidated Financial Statements.
Interest Expense
Interest expense increased by $117 million (11%) to $1.2 billion in 2021 compared to 2020 primarily due to:
▪$88 million increase at Parent and other primarily due to $126 million in charges associated with make-whole premiums and a write-off of unamortized discount and debt issuance costs from the early redemptions of debt securities in December 2021, offset by lower long-term debt balances due to scheduled maturities in 2021; and
▪$31 million increase at Sempra Infrastructure primarily due to $54 million in charges associated with hedge termination costs and a write-off of unamortized debt issuance costs from the early redemptions of debt in October 2021, offset by lower intercompany debt with Parent and other.

Income Taxes
The table below shows the income tax expense (benefit) and ETRs for Sempra, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra:
Income tax expense from continuing operations	$99	$249	$315

Income from continuing operations before income taxes and equity earnings	$219	$1,489	$1,734
Equity earnings, before income tax(1)	614	294	30
Pretax income	$833	$1,783	$1,764

Effective income tax rate	12%	14%	18%
SDG&E:
Income tax expense	$201	$190	$171
Income before income taxes	$1,020	$1,014	$945
Effective income tax rate	20%	19%	18%
SoCalGas:
Income tax (benefit) expense	$(310)	$96	$120
(Loss) income before income taxes	$(736)	$601	$762
Effective income tax rate	42%	16%	16%
(1)    We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements.
Sempra
Sempra’s income tax expense decreased in 2021 compared to 2020 primarily due to:
▪$445 million income tax benefit in 2021 compared to $74 million income tax benefit in 2020 associated with charges related to civil litigation and regulatory matters pertaining to the Leak; and
▪$22 million income tax benefit in 2021 from the remeasurement of certain deferred income taxes; offset by
▪$72 million net income tax expense related to the utilization of a deferred income tax asset upon completing the sale of a 20% NCI in SI Partners to KKR in October 2021;
▪$4 million income tax expense in 2021 compared to $59 million income tax benefit in 2020 from foreign currency and inflation effects and associated derivatives;
▪$9 million income tax expense in 2021 compared to $26 million income tax benefit in 2020 due to changes in valuation allowances against certain tax credit carryforwards;
▪$31 million income tax benefit in 2020 for repatriation of foreign earnings due to extension of federal tax law;
▪$10 million lower income tax benefit related to share-based compensation; and
▪lower income tax benefits from flow-through items.
Sempra’s income tax expense decreased in 2020 compared to 2019 primarily due to:
▪$59 million income tax benefit in 2020 compared to $77 million income tax expense in 2019 from foreign currency and inflation effects and associated derivatives;
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
SDG&E
SDG&E’s income tax expense increased in 2021 compared to 2020 primarily due to lower income tax benefits in 2021 from flow-through items.
SDG&E’s income tax expense increased in 2020 compared to 2019 primarily due to:
▪higher pretax income; and
▪$31 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; offset by
▪higher income tax benefits in 2020 from flow-through items.
SoCalGas
SoCalGas’ income tax benefit in 2021 compared to an income tax expense in 2020 was primarily due to:
▪$445 million income tax benefit in 2021 compared to $74 million income tax benefit in 2020 associated with charges related to civil litigation and regulatory matters pertaining to the Leak; and
▪higher income tax benefits in 2021 from flow-through items.
SoCalGas’ income tax expense decreased in 2020 compared to 2019 primarily due to:
▪lower pretax income; and
▪higher income tax benefits in 2020 from flow-through items; offset by
▪$38 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.
Equity Earnings
Equity earnings increased by $328 million (32%) to $1.3 billion in 2021 compared to 2020 primarily due to:
▪$50 million equity earnings in 2021 compared to $100 million equity losses in 2020 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs; and
▪$136 million higher equity earnings at Sempra Infrastructure, which included:
◦$168 million higher equity earnings at Cameron LNG JV primarily due to the three-train liquefaction project achieving full commercial operations in August 2020, offset by
◦$20 million lower equity earnings at IMG JV, primarily due to foreign currency effects, including $19 million lower foreign currency gains on IMG JV’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other Income (Expense), Net, and
◦$9 million lower equity earnings at TAG JV primarily due to higher income tax expense in 2021; and
▪$40 million higher equity earnings at Oncor Holdings primarily due to increased revenues from rate updates to reflect increases in invested capital and customer growth, offset by increased operating costs and expenses attributable to invested capital.
Equity earnings increased by $435 million to $1.0 billion in 2020 compared to 2019 primarily due to:
▪$487 million higher equity earnings at Sempra Infrastructure, which included:
◦$367 million higher equity earnings from Cameron LNG JV primarily due to the three-train liquefaction project achieving full commercial operations in August 2020,
◦$94 million higher equity earnings at IMG JV, primarily due to higher revenues from the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline and foreign currency effects, including $42 million foreign currency gains in 2020 compared to $30 million foreign currency losses in 2019 on IMG JV’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other (Expense) Income, Net, offset by lower AFUDC equity, and
◦$23 million higher equity earnings at TAG JV primarily due to lower income tax expense in 2020; and

▪$51 million higher equity earnings at Oncor Holdings primarily due to higher revenues from rate updates and customer growth, the acquisition of InfraREIT in May 2019 and higher AFUDC equity, offset by unfavorable weather and increased operating costs; offset by
▪$100 million equity losses in 2020 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to NCI were $145 million for 2021 compared to $172 million for 2020. The decrease of $27 million (16%) was primarily due to:
▪$87 million decrease from the increase in our ownership interest in IEnova as a result of the exchange offer and subsequent cash tender offer to acquire the publicly owned shares of IEnova; and
▪$28 million decrease mainly from foreign currency and inflation effects and associated derivatives; offset by
▪$98 million increase due to the increase in NCI as a result of the sale of a 20% NCI in SI Partners to KKR in October 2021.
Earnings attributable to NCI were $172 million for 2020 compared to $164 million for 2019. The net change of $8 million (5%) was primarily due to an increase at Sempra Infrastructure mainly from foreign currency effects as a result of fluctuation of the Mexico peso, offset by a decrease due to the sales of our Peruvian businesses in April 2020 and Chilean businesses in June 2020.
Preferred Dividends
Preferred dividends decreased by $105 million to $63 million in 2021 compared to 2020 primarily due to the conversion of all series A preferred stock and series B preferred stock in January 2021 and July 2021, respectively, offset by the issuance of series C preferred stock in June 2020.
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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. Changes in foreign currency translation rates between years were negligible in 2021 compared to 2020 and resulted in $9 million lower earnings in 2020 compared to 2019.
Transactional Impacts
Although the financial statements of most of our Mexican subsidiaries and JVs have the U.S. dollar as the functional currency, some transactions may be denominated in the local currency; such transactions are remeasured into U.S. dollars. This remeasurement creates transactional gains and losses that are included in Other Income (Expense), Net, for our consolidated subsidiaries and in Equity Earnings for our JVs.
We utilize cross-currency swaps that exchange our Mexican peso-denominated principal and interest payments into the U.S. dollar and swap Mexican fixed interest rates for U.S. fixed interest rates. The impacts of these cross-currency swaps are offset in OCI and are reclassified from AOCI into earnings through Other Income (Expense), Net and Interest Expense as settlements occur.
Certain of our Mexican pipelines (namely Los Ramones I at IEnova Pipelines and Los Ramones Norte at TAG JV) generate revenue based on tariffs that are set by government agencies in Mexico, with contracts denominated in Mexican pesos that are indexed to the U.S. dollar, adjusted annually for inflation and fluctuation in the exchange rate. The resultant gains and losses from remeasuring the local currency amounts into U.S. dollars and the offsetting settlement of foreign currency forwards and swaps related to these contracts are included in Revenues: Energy-Related Businesses or Equity Earnings.
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION EFFECTS AND ASSOCIATED DERIVATIVES
(Dollars in millions)
	Total reported amounts			Transactional (losses) gains included in reported amounts
	Years ended December 31,
	2021	2020	2019	2021	2020	2019
Other income (expense), net	$58	(48)	77	$(46)	(92)	55
Income tax expense	(99)	(249)	(315)	(4)	59	(77)
Equity earnings	1,343	1,015	580	2	41	(49)
Income from continuing operations, net of income tax	1,463	2,255	1,999	(48)	8	(71)
Income from discontinued operations, net of income tax	—	1,850	363	—	15	2
Earnings attributable to noncontrolling interests	(145)	(172)	(164)	4	(24)	30
Earnings attributable to common shares	1,254	3,764	2,055	(44)	(1)	(39)
Foreign Currency Exchange Rate and Inflation Impacts on Income Taxes and Related Hedging Activity
Our Mexican subsidiaries have U.S. dollar-denominated cash balances, receivables, payables and debt (monetary assets and liabilities) that are affected by Mexican currency exchange rate movements for Mexican income tax purposes. They also have deferred income tax assets and liabilities, which are significant, denominated in the Mexican peso that must be translated to U.S. dollars for financial reporting purposes. In addition, monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. As a result, fluctuations in both the currency exchange rate for the Mexican peso against the U.S. dollar and Mexican inflation may expose us to fluctuations in Income Tax Expense, Other Income (Expense), Net and Equity Earnings. We may use foreign currency derivatives as a means to help manage exposure to the currency exchange rate on our monetary assets and liabilities, and this derivative activity impacts Other Income (Expense), Net. However, we generally do not hedge our deferred income tax assets and liabilities, which makes us susceptible to volatility in income tax expense caused by exchange rate fluctuations and inflation.
We also utilized foreign currency derivatives in 2020 and 2019 to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our operations in Peru and Chile in discontinued operations.

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
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under our credit facilities, issuances of debt, distributions from our equity method investments, project financing and funding from minority interest owners. We believe that these cash flow sources, combined with available funds, will be adequate to fund our operations in both the short-term and long-term, including to:

▪finance capital expenditures
▪repay long-term debt
▪fund dividends
▪meet liquidity requirements
▪fund capital contribution requirements
▪fund expenditures related to the natural gas leak at SoCalGas’ Aliso Canyon natural gas storage facility
▪repurchase shares of our common stock
▪fund new business or asset acquisitions or start-ups
Sempra, SDG&E and SoCalGas currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow money at reasonable rates from commercial banks, under existing revolving credit facilities or through public offerings registered with the SEC. However, our ability to access the money markets and capital markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if changing economic conditions and disruptions to the money markets and capital markets worsen. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects and other material events, such as significant outflows resulting from the agreements expected to resolve certain material litigation related to the Leak. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our goal to maintain our investment-grade credit ratings.
Postretirement Benefits
Sempra, SDG&E and SoCalGas have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits. The trusts’ ability to make ongoing required benefit payments have not been materially adversely affected by changes in asset values, which are dependent on market fluctuations, contributions and withdrawals. However, changes in asset values or other factors in future periods, such as changes to discount rates, assumed rates of return, mortality tables and regulations, may impact funding requirements for pension and other postretirement benefits plans. Additionally, contributions to our plans are based on our funding policy, which generally limits payments from exceeding plan assets of 110% of the projected benefit obligation, which are subject to maximum income tax deduction limitations. Sempra, SDG&E and SoCalGas expect to contribute $236 million, $53 million and $153 million, respectively, to pension and other postretirement benefit plans in 2022 and $2.2 billion, $393 million and $1.6 billion, respectively, in the nine years thereafter. At SDG&E and SoCalGas, funding requirements are generally recoverable in rates. We discuss our employee benefit plans and our expected contributions to those plans in Note 9 of the Notes to Consolidated Financial Statements.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. Sempra, SDG&E and SoCalGas each have five-year credit agreements expiring in 2024, SI Partners has a three-year credit agreement expiring in 2024 and IEnova has committed lines of credit that expire in 2023 and 2024. In addition, IEnova and ECA LNG Phase 1 have uncommitted revolving credit facilities that expire in 2022 and 2023.

AVAILABLE FUNDS AT DECEMBER 31, 2021
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$559	$25	$37
Available unused credit(2)	6,909	1,099	365
(1)    Amounts at Sempra include $205 held in non-U.S. jurisdictions. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements.
(2)    Available unused credit is the total available on the committed and uncommitted lines of credit that we discuss in Note 7 of the Notes to Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.

Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs. Revolving lines of credit, commercial paper and a term loan at SDG&E were our primary sources of short-term debt funding in 2021.
We discuss our short-term debt activities in Note 7 of the Notes to Consolidated Financial Statements and below in “Sources and Uses of Cash.”
The following table shows selected statistics for our commercial paper borrowings.

COMMERCIAL PAPER STATISTICS
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	December 31,			December 31,			December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Amount outstanding at period end	$2,026	$113	$2,334	$401	$—	$80	$385	$113	$630
Weighted-average interest rate at period end	0.34%	0.14%	2.06%	0.47%	—%	1.97%	0.21%	0.14%	1.86%
Daily weighted-average outstanding balance	$1,107	$649	$2,246	$168	$47	$126	$118	$30	$196
Daily weighted-average yield	0.16%	0.75%	2.53%	0.12%	0.45%	1.50%	0.07%	0.17%	1.95%
Maximum daily amount outstanding	$2,824	$2,495	$3,243	$473	$263	$417	$580	$635	$642
Long-Term Debt Activities
Major issuances of and payments on long-term debt in 2021 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra 4.125% junior subordinated notes	$1,000	2052
SDG&E 2.95% green first mortgage bonds	750	2051
Sempra Infrastructure variable rate notes	324	2025

Payments:	Payments	Maturity
Sempra 2.875% notes	$500	2022
Sempra 2.9% notes	500	2023
Sempra 4.05% notes	500	2023
Sempra 3.55% notes	500	2024
Sempra 3.75% notes	350	2025
Sempra variable rate notes	850	2021
SDG&E 3% first mortgage bonds	350	2021
SDG&E 1.914% amortizing first mortgage bonds	36	2021
SDG&E variable rate 364-day term loan	200	2021
Sempra Infrastructure amortizing variable rate notes	45	2021
Sempra Infrastructure variable rate loan	183	2033
Sempra Infrastructure amortizing fixed and variable rate bank loans	396	2032
In December 2021, Sempra redeemed, at respective make-whole redemption prices, an aggregate principal amount of $2.35 billion of senior unsecured notes prior to scheduled maturities in 2022 through 2025. Upon the early redemptions, we recognized $126 million ($92 million after tax) in charges associated with the make-whole premiums and a write-off of unamortized discount and debt issuance costs.
In October 2021, Sempra Infrastructure used proceeds from borrowings against IEnova’s committed and uncommitted lines of credit to fully repay $550 million of outstanding principal plus accrued and unpaid interest on the ESJ and Ventika loans prior to their scheduled maturity dates through 2033 and recognized $54 million ($30 million after tax and NCI) in charges associated with hedge termination costs and a write-off of unamortized debt issuance costs.

As we discuss in Note 7 of the Notes to Consolidated Financial Statements, on January 11, 2022, SI Partners completed a private offering of $400 million in aggregate principal amount of 3.25% senior notes due January 15, 2032. The notes were issued at 98.903% of the principal amount and require semi-annual interest payments in January and July, commencing July 15, 2022. Sempra Infrastructure intends to use the net proceeds of $390 million for general corporate purposes, which may include the repayment of certain indebtedness of its subsidiaries.
On February 18, 2022, SDG&E entered into a $400 million, two-year term loan with a maturity date of February 18, 2024. SDG&E may request up to three borrowings for an aggregate amount of $400 million through May 18, 2022. On February 18, 2022, SDG&E borrowed $200 million. The borrowing bears interest at benchmark rates plus 62.5 bps. The margin is based on SDG&E’s long-term senior unsecured credit rating.
At December 31, 2021, Sempra expects to make interest payments on long-term debt totaling $15.7 billion, of which $793 million is expected to be paid in 2022 and $14.9 billion is expected to be paid in subsequent years through 2079. At December 31, 2021, SDG&E expects to make interest payments on long-term debt totaling $4.4 billion, of which $244 million is expected to be paid in 2022 and $4.2 billion is expected to be paid in subsequent years through 2051. At December 31, 2021, SoCalGas expects to make interest payments on long-term debt totaling $2.8 billion, of which $167 million is expected to be paid in 2022 and $2.6 billion is expected to be paid in subsequent years through 2050. We calculate expected interest payments using the stated interest rate for fixed-rate obligations, including floating-to-fixed interest rate swaps and cross-currency swaps. We calculate expected interest payments for variable-rate obligations based on forecasted rates in effect at December 31, 2021.
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, and maturities in Note 7 of the Notes to Consolidated Financial Statements.
Credit Ratings
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in 2021.

CREDIT RATINGS AT DECEMBER 31, 2021

	Sempra	SDG&E	SoCalGas
Moody’s	Baa2 with a stable outlook	A3 with a stable outlook	A2 with a stable outlook
S&P	BBB+ with a negative outlook	BBB+ with a stable outlook	A with a negative outlook
Fitch	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook
A downgrade of Sempra’s or any of its subsidiaries’ credit ratings or rating outlooks may, depending on the severity, result in a requirement for collateral to be posted in the case of certain financing arrangements and may materially and adversely affect the market prices of their equity and debt securities, the rates at which borrowings are made and commercial paper is issued, and the various fees on their outstanding credit facilities. This could make it more costly for Sempra, SDG&E, SoCalGas and Sempra’s other subsidiaries to issue debt securities, to borrow under credit facilities and to raise certain other types of financing. We provide additional information about our credit ratings at Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors.”
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at December 31, 2021.
Sempra, SDG&E and SoCalGas have committed lines of credit to provide liquidity and to support commercial paper. Borrowings under these facilities bear interest at benchmark rates plus a margin that varies with market index rates and each borrower’s credit rating. Each facility also requires a commitment fee on available unused credit that may be impacted by each borrower’s credit rating. For example, assuming a one-notch downgrade:
▪If Sempra were to experience a ratings downgrade from its current level, the rate at which borrowings bear interest would increase by 25 bps. The commitment fee on available unused credit would also increase 5 bps.
▪If SDG&E were to experience a ratings downgrade from its current level, the rate at which borrowings bear interest would increase by 12.5 bps. The commitment fee on available unused credit would also increase 5 bps.
▪If SoCalGas were to experience a ratings downgrade from its current level, the rate at which borrowings bear interest would increase by 12.5 bps. The commitment fee on available unused credit would also increase 2.5 bps.
Sempra’s, SDG&E’s and SoCalGas’ credit ratings also may affect their respective credit limits related to derivative instruments, as we discuss in Note 11 of the Notes to Consolidated Financial Statements.

Loans to/from Affiliates
At December 31, 2021, Sempra had $637 million in loans due from unconsolidated affiliates and $287 million in loans due to unconsolidated affiliates.
Note Receivable
As we discuss in Note 1 of the Notes to Consolidated Financial Statements, in November 2021, Sempra loaned $300 million to KKR in exchange for an interest-bearing promissory note and reimbursed $5 million of loan-related transaction costs incurred by KKR. The promissory note is due to be repaid in full no later than October 1, 2029 and bears compound interest at 5% per annum.
Sempra California
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance and liquidity will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature, litigation and the changing energy marketplace, as well as other matters described in this report. SDG&E and SoCalGas expect that the available unused credit from their credit facilities described above, cash flows from operations, and debt issuances will continue to be adequate to fund their respective current operations and planned capital expenditures. Additionally, as we discuss below, Sempra elected to make an equity contribution to SoCalGas in 2021 and may elect to make additional equity contributions in the future that are intended to maintain SoCalGas’ approved capital structure in connection with the accruals related to the Leak. We describe SDG&E’s and SoCalGas’ commitments related to construction projects, operating and finance leases, and purchase obligations related to the procurement of power and natural gas in Note 16 of the Notes to Consolidated Financial Statements. SDG&E and SoCalGas manage their capital structures and pay dividends when appropriate and as approved by their respective boards of directors.
As we discuss in Note 4 of the Notes to Consolidated Financial Statements, changes in balancing accounts for significant costs at SDG&E and SoCalGas, particularly a change between over- and undercollected status, may have a significant impact on cash flows. These changes generally represent the difference between when costs are incurred and when they are ultimately recovered or refunded in rates through billings to customers.
COVID-19 Pandemic Protections
SDG&E and SoCalGas are continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations. Some customers have experienced and continue to experience a diminished ability to pay their electric or gas bills, leading to slower payments and higher levels of nonpayment than has been the case historically. These impacts could become significant and could require modifications to our financing plans.
In connection with the COVID-19 pandemic and at the direction of the CPUC, SDG&E and SoCalGas implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for all customers (except for SoCalGas’ noncore customers), waiving late payment fees, and offering flexible payment plans. At the CPUC’s direction, SDG&E and SoCalGas are automatically enrolling residential and small business customers with past-due balances in long-term repayment plans.
In 2021, SDG&E and SoCalGas applied, on behalf of their customers, for financial assistance from the California Department of Community Services and Development under the California Arrearage Payment Program, which provided funds of $63 million and $79 million for SDG&E and SoCalGas, respectively. In the first quarter of 2022, SDG&E and SoCalGas received and will apply the amounts directly to eligible customer accounts to reduce past due balances.
SDG&E and SoCalGas have been authorized to track and request recovery of incremental costs associated with complying with customer protection measures implemented by the CPUC related to the COVID-19 pandemic, including costs associated with suspending service disconnections and uncollectible expenses that arise from customers’ failure to pay. SDG&E and SoCalGas expect to pursue recovery of small and medium-large commercial and industrial customers’ tracked costs in rates in future CPUC proceedings, which recovery is not assured. Uncollectible expenses related to residential customers are recorded in a two-way balancing account as we discuss below.
The continuation of these circumstances could result in a further reduction in payments received from SDG&E’s and SoCalGas’ customers and a further increase in uncollectible accounts, which could become material, and any inability or delay in recovering all or a substantial portion of these costs could have a material adverse effect on the results of operations, financial condition, cash flows and/or prospects of Sempra, SDG&E and SoCalGas. We discuss regulatory mechanisms in Note 4 of the Notes to Consolidated Financial Statements.

Disconnection OIR
In June 2020, the CPUC issued a decision addressing residential service disconnections that, among other things, allows SDG&E and SoCalGas to each establish a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills. This decision, which became effective in February 2021, also directs SDG&E and SoCalGas to each establish an AMP that provides successfully participating, income-qualified residential customers with relief from outstanding utility bill amounts. SDG&E and SoCalGas have recorded changes in their allowances for uncollectible accounts at December 31, 2021 primarily related to expected forgiveness of outstanding bill amounts for customers eligible under the AMP. The AMP could result in a further reduction in payments received from SDG&E’s and SoCalGas’ customers and a further increase to uncollectible accounts, which could become material, and any inability to recover these costs could have a material adverse effect on the results of operations, financial condition, cash flows and/or prospects of Sempra, SDG&E and SoCalGas.
CCM
A CPUC cost of capital proceeding determines a utility’s authorized capital structure and authorized return on rate base. In December 2019, the CPUC approved the cost of capital and rate structures for SDG&E and SoCalGas that became effective on January 1, 2020 and will remain in effect through December 31, 2022, subject to the CCM.
The CCM applies in the interim years between required cost of capital applications and considers changes in the cost of capital based on changes in interest rates based on the applicable utility bond index published by Moody’s (the CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.000% at the end of the measurement period. The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. SDG&E’s CCM benchmark rate is 4.498% based on Moody’s Baa- utility bond index, and SoCalGas’ CCM benchmark rate is 4.029% based on Moody’s A- utility bond index. Alternatively, under the CCM, SDG&E and SoCalGas are permitted to file a cost of capital application in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole.
For the measurement period ended September 30, 2021, the CCM would trigger for SDG&E because the average Moody’s Baa- utility bond index between October 1, 2020 and September 30, 2021 was 1.17% below SDG&E’s CCM benchmark rate of 4.498%. In August 2021, SDG&E filed an application with the CPUC to update its cost of capital effective January 1, 2022 due to the ongoing effects of the COVID-19 pandemic rather than have the CCM apply. In this application, SDG&E proposed to adjust its authorized capital structure by increasing its common equity ratio from 52% to 54%. SDG&E also proposed to increase its authorized ROE from 10.20% to 10.55% and decrease its authorized cost of debt from 4.59% to 3.84%. As a result, SDG&E’s proposed return on rate base would decrease from 7.55% to 7.46% if such application is approved by the CPUC as filed. SDG&E filed a joint motion with PG&E and Edison to consolidate all three utilities’ cost of capital applications given the overlapping issues of law and fact, which joint motion was granted in October 2021. In December 2021, the CPUC established a proceeding to determine if SDG&E’s cost of capital was impacted by an extraordinary event. If the CPUC finds that there was not an extraordinary event, the CCM would be effective retroactive to January 1, 2022 and would automatically adjust SDG&E’s authorized ROE from 10.20% to 9.62% and adjust its authorized cost of debt to reflect the then current embedded cost and projected interest rate. If the CPUC finds that there was an extraordinary event, it will then determine whether to suspend the CCM for 2022 and preserve SDG&E’s current authorized cost of capital or hold a second phase of the proceeding to set a new cost of capital for 2022. SDG&E expects a final decision in the second half of 2022. In December 2021, the CPUC granted SDG&E the establishment of memorandum accounts effective January 1, 2022 to track any differences in revenue requirement resulting from the interim cost of capital decision expected in 2022.
For the measurement period ended September 30, 2021, the CCM was not triggered for SoCalGas. SDG&E and SoCalGas are required to file their next cost of capital applications in April 2022 for a January 1, 2023 effective date. We further discuss the CCM in “Part I – Item 1A. Risk Factors.”
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totals $360 million at December 31, 2021. We describe the Wildfire Legislation, related accounting treatment and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund with respect to wildfires that have occurred since enactment of the Wildfire Legislation in July 2019. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record an impairment charge against earnings when there is a reduction of the available coverage due to recoverable claims from any of the participating IOUs. PG&E has indicated that it will seek reimbursement from the Wildfire Fund for losses associated with the Dixie Fire, which burned from July 2021 through October 2021 and was reported to be the largest single wildfire (measured by acres burned) in California history. If any California electric IOU’s equipment is determined to be a cause of a fire, it could have a material adverse effect on SDG&E’s and Sempra’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
SONGS Decommissioning
SDG&E has significant investments in the SONGS NDT to provide for future payments of nuclear decommissioning. The NDT’s ability to make ongoing required payments have not been materially or adversely affected by changes in asset values, which are dependent on market fluctuations, contributions and withdrawals. However, asset values could be materially and adversely affected by future activity in the equity and fixed income markets, and changes in the estimated decommissioning costs, or in the assumptions and judgments made by management underlying these estimates, could cause revisions to the estimated total cost associated with retiring the assets. Funding requirements are generally recoverable in rates. We discuss SDG&E’s NDT and its expected SONGS decommissioning payments in Note 15 of the Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements
SDG&E has entered into PPAs and tolling agreements that are variable interests in unconsolidated entities. We discuss variable interests in Note 1 of the Notes to Consolidated Financial Statements.
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
Cost Estimate, Accounting Impact and Insurance. At December 31, 2021, SoCalGas estimates certain costs related to the Leak are $3,221 million (the cost estimate). This cost estimate may increase significantly as more information becomes available. A portion of the cost estimate has been paid, and $1,983 million is accrued as Reserve for Aliso Canyon Costs at December 31, 2021 on SoCalGas’ and Sempra’s Consolidated Balance Sheets. Sempra elected to make an $800 million equity contribution to SoCalGas in September 2021 and may elect to make additional equity contributions in the future that are intended to maintain SoCalGas’ approved capital structure in connection with the accruals related to these agreements. Sempra does not expect to issue common equity to fund any such equity contributions.
Except for the amounts paid or estimated to settle certain legal and regulatory matters, the cost estimate does not include (i) any amounts necessary to resolve claims of Individual Plaintiffs who do not agree to participate in the settlement of the Individual Actions or members of the Property Class Action who opt out of that settlement or (ii) the matters that we describe in “Civil Litigation – Unresolved Litigation” and “Regulatory Proceedings” in Note 16 of the Notes to Consolidated Financial Statements to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs for damages, restitution, civil or administrative fines or penalties, defense, settlement or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. These costs or losses not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
We have received insurance payments for many of the categories of costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. As of December 31, 2021, we recorded the expected recovery of the cost estimate related to the Leak of $360 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra’s Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $919 million of insurance proceeds we received through December 31, 2021. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Natural Gas Storage Operations and Reliability. Natural gas withdrawn from storage is important for service reliability during peak demand periods, including peak electric generation needs in the summer and consumer heating needs in the winter. The Aliso Canyon natural gas storage facility is the largest SoCalGas storage facility and an important component of SoCalGas’ delivery system. As a result of the Leak, the CPUC has issued a series of directives to SoCalGas specifying the range of working gas to be maintained in the Aliso Canyon natural gas storage facility as well as protocols for the withdrawal of gas, to support safe and reliable natural gas service. In February 2017, the CPUC opened a proceeding pursuant to the SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, including considering alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated.
At December 31, 2021, the Aliso Canyon natural gas storage facility had a net book value of $883 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, incur higher than expected operating costs and/or be required to make additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized. Any such outcome could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Labor Relations
Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council. On October 1, 2021, a new collective bargaining agreement for these employees, covering wages, hours, working conditions, and medical and other benefits, went into effect through September 2024.
Franchise Agreement
SoCalGas’ natural gas franchise agreement with the City of Los Angeles expired on December 31, 2021. In December 2021, the Los Angeles City Council awarded SoCalGas a new, 21-year natural gas franchise following an invitation for bids, which was approved and signed by the City of Los Angeles mayor in January 2022. The 21-year term consists of an initial 13-year term from the effective date, followed by an 8-year term that the City of Los Angeles has the option to terminate. Among other conditions, the new franchise agreement is subject to CPUC approval of the rates and surcharges therein for it to become effective, which SoCalGas filed for in February 2022. In the interim, SoCalGas continues to serve customers located in the City of Los Angeles in accordance with the expired agreement by operation of law.

Sempra Texas Utilities
Oncor relies on external financing as a significant source of liquidity for its capital requirements. In the event that Oncor fails to meet its capital requirements or is unable to access sufficient capital to finance its ongoing needs, we may elect to make additional capital contributions to Oncor (as our commitments to the PUCT prohibit us from making loans to Oncor), which could be substantial and reduce the cash available to us for other purposes, increase our indebtedness and ultimately materially adversely affect our results of operations, financial condition, cash flows and/or prospects. Oncor’s ability to pay dividends may be limited by factors such as its credit ratings, regulatory capital requirements, increases in its capital plan, debt-to-equity ratio approved by the PUCT and other restrictions and considerations. In addition, Oncor will not pay dividends if a majority of Oncor’s independent directors or any minority member director determines it is in the best interests of Oncor to retain such amounts to meet expected future requirements.
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
Off-Balance Sheet Arrangement
Our investment in Oncor Holdings is a variable interest in an unconsolidated entity. We discuss variable interests in Note 1 of the Notes to Consolidated Financial Statements.
Sempra Infrastructure
Sempra Infrastructure expects to fund capital expenditures, investments and operations in part with available funds, including credit facilities, and cash flows from operations of the Sempra Infrastructure businesses. We expect Sempra Infrastructure will require additional funding for the development and expansion of its portfolio of projects, which may be financed through a combination of funding from the parent and minority interest owners, bank financing, issuances of debt, project financing and partnering in JVs. We describe Sempra Infrastructure’s commitments related to construction and development projects in Note 16 of the Notes to Consolidated Financial Statements.
As we discuss in Note 1 of the Notes to Consolidated Financial Statements, in October 2021, Sempra Infrastructure completed the sale of a 20% NCI in SI Partners to KKR for cash proceeds of $3.2 billion, including post-closing adjustments and net of $173 million in transaction costs. We used the proceeds from the sale to KKR to partially fund the early redemption of $2.35 billion of Sempra’s long-term debt, which we discuss above in “Long-Term Debt Activities,” and to help fund capital investments in support of incremental growth at Sempra California and Sempra Texas Utilities.
In December 2021, we entered into an agreement to sell a 10% NCI in SI Partners to ADIA for cash proceeds of $1.8 billion, subject to adjustments. We expect the transaction will close in the summer of 2022. We intend to use the expected proceeds from the sale to ADIA to help fund incremental capital expenditures at Sempra California and Sempra Texas Utilities, to repay commercial paper borrowings used to repurchase $500 million in shares of our common stock ($300 million of which was completed in the fourth quarter of 2021 and an additional $200 million of which was completed in the first quarter of 2022), and further strengthen our balance sheet. Our ability to complete the ADIA transaction is subject to a number of risks, including, among others, the ability to obtain regulatory and third-party approvals and satisfy other customary closing conditions. If we are not able to obtain these approvals and satisfy all other closing conditions in a timely manner or on satisfactory terms, then the proposed transaction may be abandoned and/or our prospects for Sempra Infrastructure and, in turn, Sempra’s results of operations, financial condition, cash flows and/or prospects could be materially adversely affected.
Following the closing of the ADIA transaction, Sempra, KKR and ADIA would directly or indirectly own a 70%, 20%, and 10%, interest, respectively, in SI Partners. The sale of NCI in SI Partners to KKR has reduced and the agreed sale of NCI in SI Partners to ADIA would further reduce our ownership interest in SI Partners, and these sales require us to share control over certain business decisions with the minority partners, which introduces a number of risks associated with sharing business control. Moreover, the decrease in our ownership of SI Partners also decreases our share of the cash flows, profits and other benefits these businesses currently or may in the future produce, which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
LNG and Net-Zero Solutions
Cameron LNG JV Liquefaction Expansion Project (Phase 2). Cameron LNG JV received major permits and FTA and non-FTA approvals associated with the expansion of the current configuration of the Cameron LNG JV liquefaction project beyond Phase 1. Those permits for the Phase 2 project included up to two additional liquefaction trains and up to two additional full containment LNG storage tanks. In January 2022, Cameron LNG JV filed an amendment, subject to approval by the FERC, to modify the permits to allow the use of electric drives, instead of gas turbine drives, which would reduce overall emissions. We expect the proposed expansion project will initially have one train with offtake capacity of approximately 6.75 Mtpa, with the ability to increase capacity with debottlenecking of the existing trains, and the site can accommodate additional trains beyond Phase 2.
Sempra has entered into MOUs with TotalEnergies SE, Mitsui & Co., Ltd. and Mitsubishi Corporation that provide a framework for cooperation for the development of and offtake from the potential Cameron LNG JV Phase 2 project. The ultimate participation of and offtake by TotalEnergies SE, Mitsui & Co., Ltd. and Mitsubishi Corporation remains subject to negotiation and finalization of definitive agreements, among other factors, and TotalEnergies SE, Mitsui & Co., Ltd. and Mitsubishi Corporation have no commitment to participate in, or enter into offtake agreements with respect to, the Phase 2 project unless such definitive agreements are established.
Expansion of the Cameron LNG JV liquefaction facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, timing restrictions on expansion of the project unless appropriate prior consent is obtained from the Phase 1 project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Discussions among all the Cameron LNG JV partners have been taking place regarding how an expansion may be structured, including a facility design utilizing electric drives, and we expect that discussions will continue. Although we are working towards making a final investment decision in the first half of 2023, the timing of when or if Cameron LNG JV will receive approval to amend the permits is uncertain, and there is no assurance that the Cameron LNG JV members will unanimously agree in a timely manner or at all on an expansion structure, which, if not accomplished, would materially and adversely impact the development of the Phase 2 project.
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
ECA LNG Liquefaction Export Projects. Sempra Infrastructure is developing two natural gas liquefaction export projects at its existing ECA Regas Facility. The liquefaction export projects, which are planned for development in two phases (a mid-scale project by ECA LNG Phase 1 that is under construction and a proposed large-scale project by ECA LNG Phase 2), are being developed to provide buyers with direct access to North American west coast LNG supplies. We do not expect the construction or operation of the ECA LNG Phase 1 project to disrupt operations at the ECA Regas Facility, but have planned measures to limit disruption of operations should any arise. However, construction of the proposed ECA LNG Phase 2 project would conflict with the current operations at the ECA Regas Facility, which currently has long-term regasification contracts for 100% of the regasification facility’s capacity through 2028, making the decisions on whether and how to pursue the ECA LNG Phase 2 project dependent in part on whether the investment in a large-scale liquefaction facility would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts.
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
In April 2020, ECA LNG Phase 1 executed definitive 20-year LNG sale and purchase agreements with Mitsui & Co., Ltd. for approximately 0.8 Mtpa of LNG and with an affiliate of TotalEnergies SE for approximately 1.7 Mtpa of LNG. In December 2020, an affiliate of TotalEnergies SE acquired a 16.6% ownership interest in ECA LNG Phase 1, with Sempra Infrastructure retaining an 83.4% ownership interest. Our MOU with Mitsui & Co., Ltd. provides a framework for Mitsui & Co., Ltd.’s potential offtake of LNG from, and potential acquisition of an equity interest in, ECA LNG Phase 2.
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
In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement for an aggregate principal amount of up to $1.6 billion, of which $341 million was outstanding at December 31, 2021. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project. We discuss the details of this loan in Note 7 of the Notes to Consolidated Financial Statements.
The construction of the ECA LNG Phase 1 project and the development of the potential ECA LNG Phase 2 project are subject to numerous risks and uncertainties. For Phase 1, these include maintaining permits and regulatory approvals; construction delays; securing and maintaining commercial arrangements, such as gas supply and transportation agreements; the impact of recent and proposed changes to the law in Mexico; and other factors associated with the project and its construction. For Phase 2, these include obtaining binding customer commitments; the receipt of a number of permits and regulatory approvals; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a positive final investment decision; the impact of recent and proposed changes to the law in Mexico; and other factors associated with this potential investment. In addition, as we discuss in Note 16 of the Notes to Consolidated Financial Statements, an unfavorable decision on certain property disputes or permit challenges, an unfavorable judgment that does not allow Sempra Infrastructure to secure new or renew existing LDA authorizations, or an extended dispute with existing customers at the ECA Regas Facility, could materially adversely affect the development and construction of these projects and Sempra’s results of operations, financial condition, cash flows and/or prospects, including the impairment of all or a substantial portion of the capital costs invested in the projects to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors.”
Port Arthur LNG Liquefaction Export Project. Sempra Infrastructure is developing a proposed natural gas liquefaction export project on a greenfield site that it owns in the vicinity of Port Arthur, Texas, located along the Sabine-Neches waterway. Sempra Infrastructure received authorizations from the DOE in August 2015 and May 2019 that collectively permit the LNG to be produced from the proposed Port Arthur LNG project to be exported to all current and future FTA and non-FTA countries. In February 2020, Sempra Infrastructure filed an application with the DOE to permit LNG produced from a second phase of the proposed Port Arthur LNG facility to be exported to all current and future FTA and non-FTA countries.
In April 2019, the FERC approved the siting, construction and operation of the proposed Port Arthur LNG liquefaction facility, along with certain natural gas pipelines, including the Louisiana Connector and Texas Connector Pipelines, that could be used to supply feed gas to the liquefaction facility if and when the project is completed. In February 2020, Sempra Infrastructure filed a FERC application for the siting, construction and operation of a second phase of the proposed Port Arthur LNG facility, including the potential addition of two liquefaction trains.
In February 2020, we entered into an EPC contract with Bechtel for the proposed Port Arthur LNG liquefaction project. The EPC contract contemplates the construction of two liquefaction trains with a nameplate capacity of approximately 13.5 Mtpa, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. In December 2020, we amended and restated the EPC contract to reflect an estimated price of approximately $8.7 billion. Since we did not issue a full notice to proceed by July 15, 2021, agreement by both parties on an amendment to the EPC contract is necessary to proceed. Such amendment may adjust the EPC contract price and the EPC schedule and could potentially include other changes to the work and terms and conditions of the EPC contract. Any agreement on such an amendment by both parties or on favorable terms to Sempra cannot be assured.

In December 2018, Polish Oil & Gas Company (PGNiG) and Port Arthur LNG entered into a definitive 20-year agreement for the sale and purchase of 2 Mtpa of LNG per year from the Port Arthur LNG liquefaction export project. In July 2021, the agreement was terminated and PGNiG and Sempra Infrastructure entered into an MOU to cooperate on the transition of the 2 Mtpa to Sempra Infrastructure’s portfolio of other projects.
In May 2019, Aramco Services Company and Sempra Infrastructure signed a Heads of Agreement for the negotiation of a definitive 20-year LNG sale and purchase agreement for 5 Mtpa of LNG offtake from the Port Arthur LNG liquefaction export project. The Heads of Agreement also included the negotiation of a potential 25% equity investment in the project. In January 2020, Aramco Services Company and Sempra Infrastructure signed an Interim Project Participation Agreement related to the proposed project. In June 2021, Aramco Services Company and Sempra Infrastructure agreed to allow the Heads of Agreement and Interim Project Participation Agreement to expire.
We continue work to progress development of the proposed Port Arthur LNG liquefaction export project and are evaluating design changes that could reduce overall emissions, including electric drives, renewable power sourcing and other technological solutions. Given uncertainties in the energy markets, including real-time developments of new technologies that could impact the design, scale and structure of the project, we continue to evaluate the timing of a final investment decision.
Development of the Port Arthur LNG liquefaction export project is subject to a number of risks and uncertainties, including obtaining customer commitments; identifying suitable project partners; completing the required commercial agreements, such as equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; completing construction contracts, including an amendment to the EPC contract with Bechtel; securing and maintaining all necessary permits and approvals; obtaining financing and incentives; reaching a positive final investment decision; and other factors associated with the potential investment. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors.”
Vista Pacifico LNG Liquefaction Export Project. Sempra Infrastructure is developing Vista Pacifico LNG, a potential natural gas liquefaction, storage, and mid-scale export facility proposed to be located in the vicinity of Topolobampo in Sinaloa, Mexico, under an MOU with the CFE that contemplates the negotiation of definitive agreements that would cover development of Vista Pacifico LNG, as well as a separate natural gas regasification project in La Paz Baja California Sur, and the potential re-routing of a portion of the Guaymas-El Oro segment of the Sonora pipeline and resumption of its operations through mutual agreements between the CFE and the Yaqui tribe. The proposed LNG terminal would be supplied with U.S. natural gas and would use excess natural gas and pipeline capacity on existing pipelines in Mexico with the intent of helping to meet growing demand for natural gas and LNG in the Mexican and Pacific markets. In November 2020, Sempra Infrastructure filed an application with the DOE to permit the export of natural gas to Mexico and for LNG produced from the proposed Vista Pacifico LNG facility to be re-exported to all current and future FTA and non-FTA countries. In April 2021, the DOE granted Vista Pacifico’s LNG export authorization application for FTA countries.
The development of the potential Vista Pacifico LNG project (as well as the other projects discussed above) is subject to numerous risks and uncertainties, including securing binding customer commitments; obtaining and maintaining a number of permits and regulatory approvals; securing financing; identifying suitable project partners; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a positive final investment decision; the impact of recent and proposed changes to the law in Mexico; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors.”
Hackberry Carbon Sequestration Project. Sempra Infrastructure is developing the potential Hackberry carbon capture and sequestration project in Hackberry, Louisiana. This proposed project in development is a carbon dioxide storage facility with the intended capability of permanently sequestering carbon dioxide from Cameron LNG JV. In the third quarter of 2021, Sempra Infrastructure filed an application with the EPA for a Class VI carbon injection well to advance this project.
The development of the potential Hackberry carbon capture and sequestration project is subject to numerous risks and uncertainties, including securing binding customer commitments; identifying suitable project partners; obtaining and maintaining a number of permits and regulatory approvals; securing financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, and equity acquisition and governance agreements; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors.”
Off-Balance Sheet Arrangements. Our investment in Cameron LNG JV is a variable interest in an unconsolidated entity. We discuss variable interests in Note 1 of the Notes to Consolidated Financial Statements.

In June 2021, Sempra provided a promissory note, which constitutes a guarantee, for the benefit of Cameron LNG JV with a maximum exposure to loss of $165 million. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA. We discuss this guarantee in Note 6 of the Notes to Consolidated Financial Statements.
In July 2020, Sempra entered into a Support Agreement, which contains a guarantee and represents a variable interest, for the benefit of CFIN with a maximum exposure to loss of $979 million. The guarantee will terminate upon full repayment of the guaranteed debt by 2039, including repayment following an event in which the guaranteed debt is put to Sempra. We discuss this guarantee in Notes 1, 6 and 9 of the Notes to Consolidated Financial Statements.
Energy Networks
Construction Projects. Sempra Infrastructure began commercial operations of its new terminals for the receipt, storage and delivery of refined fuel products in the new port of Veracruz on March 19, 2021 and in Mexico City on July 2, 2021. The two terminals have a combined storage capacity of more than 2.7 million barrels. The storage capacity for both terminals is contracted with Valero Energy Corporation.
Sempra Infrastructure is currently constructing additional terminals for the receipt, storage, and delivery of liquid fuels in the vicinity of Puebla and Topolobampo. As part of an industrywide audit and investigative process initiated by the CRE to enforce fuel procurement laws, federal prosecutors conducted inspections at several refined products terminals, including Sempra Infrastructure’s refined products terminal in Puebla, to confirm that the gasoline and/or diesel in storage were legally imported. During the inspection of the Puebla terminal in September 2021, a federal prosecutor took samples from all the train and storage tanks in the terminal and ordered that the facility be temporarily shut down during the pendency of the analysis of the samples and investigation, while leaving the terminal in Sempra Infrastructure’s custody. In addition, in November 2021, the CRE notified Sempra Infrastructure of the commencement of an administrative proceeding for revoking the storage permit at the Puebla terminal due to alleged breach of its terms and conditions. Although Sempra Infrastructure filed an amparo lawsuit against the closure and has submitted proof of the legal origin of the products to the prosecutor’s office, we are unable to predict when the investigation will be completed, the outcome of the administrative proceeding or whether the facility will be able to commence commercial operations. If the terminal were to be shut down, storage permits were to be revoked or commissioning operations significantly curtailed for an extended period of time, Sempra’s results of operations, financial condition, cash flows and/or prospects could be materially adversely affected. We expect the Topolobampo project to commence commercial operations in the first half of 2022. The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors.”
Sempra Infrastructure is also developing terminals for the receipt, storage, and delivery of liquid fuels in the vicinity of Manzanillo and Ensenada.
Expected commencement dates could be delayed by worsening or extended disruptions of project construction caused by the COVID-19 pandemic or other factors outside our control. Sempra Infrastructure is continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations.
Clean Power
Construction Projects. Sempra Infrastructure completed construction and began commercial operations of a new 150-MW solar power generation facility (Border Solar) in Ciudad Juárez, Chihuahua on March 25, 2021. Border Solar is fully contracted by third-party companies under long-term PPAs expiring in 2032 and 2037, though it requires an amendment to its self-supply permit granted by the CRE in order to supply its customers. The energy production is currently being sold in the open market at variable rates.
ESJ completed construction and began commercial operations of a second, 108-MW wind power generation facility on January 15, 2022. This second wind power generation facility is fully contracted by SDG&E under a long-term PPA expiring in 2042.
Acquisition of ESJ. As we discuss in Note 5 of the Notes to Consolidated Financial Statements, in March 2021, Sempra Infrastructure increased its ownership interest in ESJ from 50% to 100% by acquiring Saavi Energía’s 50% equity interest in ESJ.
Legal and Regulatory Matters
See Note 16 of the Notes to Consolidated Financial Statements for discussions of the following legal and regulatory matters affecting our operations in Mexico:
Energía Costa Azul
▪Land Disputes

▪Environmental and Social Impact Permits
▪Customer Dispute
One or more unfavorable final decisions on these land and customer disputes or environmental and social impact permit challenges could materially adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility and have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Sonora Pipeline
▪Guaymas-El Oro Segment
▪Sasabe-Puerto Libertad-Guaymas Segment
Our investment in the Guaymas-El Oro segment of the Sonora pipeline could be subject to impairment if Sempra Infrastructure is unable to make certain repairs (which have not commenced) or re-route a portion of the pipeline (which has not been agreed to by the parties, but is subject to negotiation pursuant to a non-binding MOU, as described above) and resume operations in the Guaymas-El Oro segment of the Sonora pipeline or if Sempra Infrastructure terminates the contract and is unable to obtain recovery. In addition, the failure to stay the court judgment nullifying Sempra Infrastructure’s right-of-way easement for a portion of the Sasabe-Puerto Libertad-Guaymas segment of the Sonora pipeline pending the resolution of Sempra Infrastructure’s planned special judicial action or prevail in preserving the easement in the special judicial action could require us to modify the route of the pipeline and could require a temporary shutdown of this portion of the pipeline. Any such occurrence could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Regulatory and Other Actions by the Mexican Government
▪Transmission Rates for Legacy Generation Facilities
▪Offtakers of Legacy Generation Permits
▪Amendments to Mexico’s Electricity Industry Law
▪Amendments to Mexico’s Hydrocarbons Law
▪Amendments to Mexico’s General Foreign Trade Rules
▪Proposed Constitutional Reform in Mexico
Sempra Infrastructure and other parties affected by these resolutions, orders, decrees, regulations and proposed amendments to Mexican law have challenged them by filing amparo and other claims, some of which have been granted injunctive relief. The court-ordered injunctions or suspensions provide temporary relief until Mexico’s federal district court or Supreme Court ultimately resolves the amparo and other claims. If passed in its current form, the proposed constitutional reform introduces significant changes to the legal and economic principles underlying the country’s energy reform of 2013, generating imminent risks for private investments in this sector. An unfavorable decision on one or more of these amparo or other challenges, the potential for extended disputes, or if passed in its current form, the proposed constitutional reform may impact our ability to operate our facilities at existing levels or at all, may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on our business, results of operations, financial condition, cash flows and/or prospects.
Parent and Other
PXiSE
In December 2021, Parent and other completed the sale of its 80% interest in PXiSE for total cash proceeds of $38 million, net of transaction costs totaling $4 million, and recorded a $36 million ($26 million after tax) gain, which is included in Gain (Loss) on Sale of Assets on Sempra’s Consolidated Statement of Operations.
SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra	SDG&E	SoCalGas
2021	$3,842	$1,376	$1,033
2020	2,591	1,389	1,526
Change	$1,251	$(13)	$(493)
Net increase in Reserve for Aliso Canyon Costs, current and noncurrent, due to $1,083 higher accruals and $14 lower payments	$1,097		$1,097
Higher distributions received from Cameron LNG JV	258
Net decrease in Insurance Receivable for Aliso Canyon primarily due to $193 lower accruals and $2 lower insurance proceeds	191		191
Change in accounts payable	189	$(24)	117
Release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences	175	86	89
Change in bad debt regulatory assets	101	63	38
Change in income taxes receivable/payable, net	56	(149)	(232)
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	(182)	(174)	(8)
Increase in purchases of GHG allowances	(229)	(31)	(197)
Change in net margin posted at Sempra Infrastructure	(266)
Change in accounts receivable	(271)	29	(282)
(Lower) higher net income (loss), adjusted for noncash items included in earnings	(979)	160	(1,291)
Other	60	27	(15)
Change in net cash flows from discontinued operations primarily due to $1,161 income taxes paid related to the sale of our South American businesses	1,051
	$1,251	$(13)	$(493)

2020	$2,591	$1,389	$1,526
2019	3,088	1,090	868
Change	$(497)	$299	$658
Change in intercompany activities with discontinued operations (including $403 dividends received from our South American businesses in 2019)	$(378)
Net increase in Insurance Receivable for Aliso Canyon primarily due to $132 higher accruals and $94 lower insurance proceeds received	(228)		$(228)
Change in accounts receivable	(224)	$(119)	(28)
Release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences	(175)	(86)	(89)
Change in bad debt regulatory assets	(84)	(51)	(33)
TCJA revenue amortization	(82)	(44)	(38)
Increase in prepaid insurance premiums		(24)
Net increase in Reserves for Aliso Canyon Costs, current and noncurrent, due to $450 higher accruals and $129 lower payments	579		579
Distributions of earnings from Cameron LNG JV in 2020	365
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	352	29	323
SDG&E’s initial shareholder contribution to the Wildfire Fund in September 2019	323	323
Decrease in funding for the Rabbi Trust	141
Change in net margin posted at Sempra Infrastructure	109
Change in income taxes receivable/payable, net	72	255	345
Change in accounts payable	61		71
Higher distributions of earnings from Oncor Holdings	39
Higher (lower) net income, adjusted for noncash items included in earnings	39	35	(258)
Other	35	(19)	14
Change in net cash flows from discontinued operations primarily due to $1,161 income taxes paid related to the sale of our South American businesses	(1,441)
	$(497)	$299	$658

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra	SDG&E	SoCalGas
2021	$(5,508)	$(2,213)	$(1,984)
2020	553	(1,934)	(1,843)
Change	$(6,061)	$(279)	$(141)
Distribution from Cameron LNG JV	$(753)
Increase in capital expenditures	(339)	$(278)	$(141)
Advance to note receivable with KKR	(305)
Acquisition of 50% interest in ESJ in March 2021 for $79, net of $14 cash and cash equivalents acquired	(65)
Higher proceeds from sale of assets	19
Higher repayments of advances from unconsolidated affiliates	31
Lower contributions to Oncor Holdings	66
Lower advances to unconsolidated affiliates	84
Distribution from Oncor Holdings 2021	361
Other	11	(1)
Change in net cash flows from discontinued operations mainly due to $5,766 proceeds, net of transaction costs, offset by $502 cash sold from the sale of our South American businesses	(5,171)
	$(6,061)	$(279)	$(141)

2020	$553	$(1,934)	$(1,843)
2019	(4,593)	(1,522)	(1,438)
Change	$5,146	$(412)	$(405)
Contributions to Oncor Holdings to fund Oncor’s purchase of InfraREIT in May 2019	$1,067
Distribution from Cameron LNG JV in 2020	753
Contributions to Peruvian businesses in discontinued operations in 2019	583
Contributions to Chilean businesses in discontinued operations in 2019	394
Acquisition of investment in Sharyland Holdings in May 2019	95
Increase in capital expenditures	(968)	$(420)	$(404)
Dividends received from Peruvian businesses in discontinued operations in 2019	(583)
Net proceeds from the April 2019 sale of Sempra Renewables’ wind assets and investments	(569)
Dividends received from Chilean businesses in discontinued operations in 2019	(394)
Net proceeds from the February 2019 sale of Sempra Infrastructure’s non-utility natural gas storage assets	(322)
Loan to ESJ JV in 2020	(85)
Other	(8)	8	(1)
Change in net cash flows from discontinued operations mainly due to $5,766 proceeds, net of transaction costs, offset by $502 cash sold from the sale of our South American businesses	5,183
	$5,146	$(412)	$(405)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra	SDG&E	SoCalGas
2021	$1,260	$600	$984
2020	(2,373)	797	311
Change	$3,633	$(197)	$673
Change in borrowings and repayments of short-term debt, net	$3,672	$481	$789
Proceeds from sale of NCI in KKR in 2021, net of $170 of transaction costs	3,199
Lower payments on short-term debt greater than 90 days	2,125
Lower repurchases of common stock	227
Make-whole premium payments related to early redemptions of debt	(121)
(Higher) lower common dividends paid	(157)	(100)	25
(Lower) higher issuances of short-term debt with maturities greater than 90 days	(655)	375
Net proceeds from issuance of series C preferred stock in 2020	(891)
Lower issuances of long-term debt	(1,623)	(853)	(949)
Higher payments on long-term debt and finance leases	(1,750)	(103)
Equity contribution from Sempra in connection with accruals related to the Leak			800
Other	8	3	8
Change in net cash flows from discontinued operations primarily from a $250 intercompany loan and $165 of net issuances of short-term debt in 2020	(401)
	$3,633	$(197)	$673

2020	$(2,373)	$797	$311
2019	1,475	405	562
Change	$(3,848)	$392	$(251)
Change in borrowings and repayments of short-term debt, net	$(2,415)	$131	$(891)
Net proceeds from issuances of common stock from settlement of forward sale agreements in 2019	(1,794)
Higher payments for commercial paper and other short-term debt with maturities greater than 90 days	(1,341)
Higher payments on long-term debt and finance leases	(856)	(236)	(6)
Repurchases of common stock under ASR program in 2020	(500)
Higher repurchases of IEnova stock held by NCI	(221)
Lower issuances of short-term debt with maturities greater than 90 days	(213)
(Higher) lower common dividends paid	(181)	(200)	50
Capital contribution from OMEC LLC in 2019 to repay OMEC’s loan	(175)	(175)
Lower advances from unconsolidated affiliates	(91)
Equity contribution from Sempra to fund initial shareholder contribution to the Wildfire Fund in September 2019		(322)
Higher issuances of long-term debt	1,968	1,198	600
Net proceeds from issuance of series C preferred stock	891
Change in intercompany activities with discontinued operations primarily related to intercompany loans in 2019	266
Other	21	(4)	(4)
Change in net cash flows from discontinued operations primarily from a $250 intercompany loan and $60 net increase in short-term debt in 2020 and $977 equity contribution from Sempra, offset by $1,380 common dividends paid in 2019	793
	$(3,848)	$392	$(251)
Expenditures for PP&E
We invest the majority of our capital expenditures in Sempra California, primarily for transmission and distribution improvements, including pipeline and wildfire safety. The following table summarizes by segment capital expenditures for the last three years.

EXPENDITURES FOR PP&E
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
SDG&E	$2,220	$1,942	$1,522
SoCalGas	1,984	1,843	1,439
Sempra Infrastructure	802	879	736
Sempra Renewables	—	—	2
Parent and other	9	12	9
Total	$5,015	$4,676	$3,708
Expenditures for Investments and Acquisitions
The following table summarizes by segment our investments in various JVs, as well as business and asset acquisitions.

EXPENDITURES FOR INVESTMENTS AND ACQUISITIONS
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra Texas Utilities	$566	$648	$1,685
Sempra Infrastructure	67	4	110
Parent and other	—	—	2
Total	$633	$652	$1,797

Future Capital Expenditures and Investments
The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT, and various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors.” In 2022, we expect to make capital expenditures and investments of approximately $6.2 billion (which excludes capital expenditures that will be funded by unconsolidated entities), as summarized by segment in the following table.

FUTURE CAPITAL EXPENDITURES AND INVESTMENTS
(Dollars in millions)
Year ended December 31, 2022
SDG&E	$2,700
SoCalGas	2,100
Sempra Texas Utilities	400
Sempra Infrastructure	1,000
Total	$6,200
We expect the majority of our capital expenditures and investments in 2022 will relate to transmission and distribution improvements at our regulated public utilities, and construction of the ECA LNG Phase 1 liquefaction export project at Sempra Infrastructure.
From 2022 through 2026, and subject to the factors described below, which could cause these estimates to vary substantially, Sempra expects to make aggregate capital expenditures and investments of approximately $24.4 billion (which excludes capital expenditures that will be funded by unconsolidated entities), as follows: $11.4 billion at SDG&E, $9.8 billion at SoCalGas, $1.1 billion at Sempra Texas Utilities and $2.1 billion at Sempra Infrastructure. Capital expenditure amounts include capitalized interest and AFUDC related to debt.
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
Weighted-Average Rate Base
Rate base is the value of assets on which SDG&E and SoCalGas are permitted to earn a specified rate of return in accordance with rules set by regulatory agencies, including the CPUC and the FERC (for SDG&E), which is calculated using a 13-month average in accordance with CPUC methodology as adopted in rate-setting proceedings. The following table summarizes the weighted-average rate base for SDG&E and SoCalGas for the last three years.

WEIGHTED-AVERAGE RATE BASE
(Dollars in millions)
	2021	2020	2019
SDG&E	$12,527	$11,109	$10,467
SoCalGas	$9,371	$8,228	$7,401
The increase in weighted-average rate base reflects the significant capital investments that SDG&E and SoCalGas have made in transmission and distribution safety and reliability. We expect the weighted-average rate base to continue to increase in 2022 based on our expected capital investments.
Capital Stock Transactions
Sempra
Cash provided by issuances of common and preferred stock was:
▪$5 million in 2021
▪$902 million in 2020
▪$1.8 billion in 2019
IEnova Exchange Offer and Cash Tender Offer. In May 2021, we acquired 381,015,194 publicly owned shares of IEnova in exchange for 12,306,777 newly issued shares of our common stock upon completion of our exchange offer launched in the U.S. and Mexico, which increased our ownership interest in IEnova from 70.2% to 96.4%. In September 2021, we completed a cash tender offer and acquired 51,014,545 publicly owned shares of IEnova for 4.0 billion Mexican pesos (approximately $202 million in U.S. dollars) in cash, which increased our ownership interest in IEnova from 96.4% to 99.9%. We describe these transactions in Note 1 of the Notes to Consolidated Financial Statements.
In addition to being traded on the New York Stock Exchange, Sempra’s common stock is also listed on the Mexican Stock Exchange under the trading symbol SRE.MX. IEnova’s shares were delisted from the Mexican Stock Exchange effective October 15, 2021. In connection with the delisting, we are maintaining a trust for the purpose of purchasing the 1,212,981 IEnova shares that remained publicly owned as of the completion of the cash tender offer for 78.97 Mexican pesos per share, the same price per share that was offered in our cash tender offer. The trust will be in place through the earlier of April 14, 2022 or the date on which we acquire all remaining publicly owned IEnova shares. As of February 16, 2022, an aggregate of 629,784 of the remaining publicly owned IEnova shares had been acquired by such trust.
Sempra Common Stock Repurchases. As we discuss in Note 14 of the Notes to Consolidated Financial Statements, in November and December of 2021, we entered into and completed an open market repurchase program under which we paid $300 million to repurchase 2,422,758 shares of our common stock at a weighted-average purchase price of $123.83 per share, excluding commissions. We repurchased an additional 1,472,756 shares of our common stock for $200 million pursuant to an ASR program that was completed on February 11, 2022. These share repurchases were funded with commercial paper borrowings that we plan to repay with a portion of the anticipated proceeds from the sale of NCI in SI Partners to ADIA, which we expect to close in the summer of 2022 subject to the receipt of certain regulatory and third-party approvals and other customary closing conditions.

Dividends
Sempra
Sempra paid cash dividends of:
▪$1,331 million for common stock and $99 million for preferred stock in 2021
▪$1,174 million for common stock and $157 million for preferred stock in 2020
▪$993 million for common stock and $142 million for preferred stock in 2019
Dividends declared on common stock have increased in each of the last three years due to an increase in the per-share quarterly dividends approved by our board of directors to $1.10 in 2021 ($4.40 annually) from $1.045 in 2020 ($4.18 annually) and from $0.9675 in 2019 ($3.87 annually).
On February 24, 2022, our board of directors approved an increase in Sempra’s quarterly common stock dividend to $1.145 per share ($4.58 annually), the first of which is payable April 15, 2022. In addition, on February 24, 2022, our board of directors declared semi-annual dividends of $24.375 per share on our series C preferred stock, payable on April 15, 2022. All declarations of dividends on our common stock and preferred stock are made at the discretion of the board of directors. While we view dividends as an integral component of shareholder return, the amount of future dividends will depend on earnings, cash flows, financial and legal requirements, and other relevant factors at that time. As a result, Sempra’s dividends on common stock declared on an annual historical basis, including recent historical increases and annualized dividends for the current fiscal year, may not be indicative of future declarations.
SDG&E
In 2021 and 2020, SDG&E paid common stock dividends to Enova and Enova paid corresponding dividends to Sempra of $300 million and $200 million, respectively. SDG&E did not declare or pay common stock dividends in 2019. SDG&E’s dividends on common stock declared on an annual historical basis may not be indicative of future declarations and could be impacted over the next few years in order for SDG&E to maintain its authorized capital structure while managing its capital investment program.
Enova, a wholly owned subsidiary of Sempra, owns all of SDG&E’s outstanding common stock. Accordingly, dividends paid by SDG&E to Enova and dividends paid by Enova to Sempra are eliminated in Sempra’s consolidated financial statements.
SoCalGas
In 2021, 2020 and 2019, SoCalGas paid common stock dividends to PE and PE paid corresponding dividends to Sempra of $75 million, $100 million and $150 million, respectively. SoCalGas’ dividends on common stock declared on an annual historical basis may not be indicative of future declarations and could be impacted over the next few years in order for SoCalGas to maintain its authorized capital structure.
PE, a wholly owned subsidiary of Sempra, owns all of SoCalGas’ outstanding common stock. Accordingly, dividends paid by SoCalGas to PE and dividends paid by PE to Sempra are eliminated in Sempra’s consolidated financial statements.
Dividend Restrictions
The board of directors for each of Sempra, SDG&E and SoCalGas has the discretion to determine whether to declare and, if declared, the amount of any dividends by each such entity. The CPUC’s regulation of SDG&E’s and SoCalGas’ capital structures limits the amounts that are available for loans and dividends to Sempra. At December 31, 2021, based on these regulations, Sempra could have received combined loans and dividends of approximately $798 million from SDG&E and $445 million from SoCalGas.
We provide additional information about dividend restrictions in “Restricted Net Assets” in Note 1 of the Notes to Consolidated Financial Statements.
Book Value Per Common Share
Sempra’s book value per common share on the last day of each of the last three fiscal years was as follows:
▪$79.17 in 2021
▪$70.11 in 2020
▪$60.58 in 2019
The increase in 2021 was primarily due to a fair value that was higher than carrying value related to the change in ownership, which did not result in a change of control, from the sale of NCI in SI Partners to KKR, the IEnova exchange offer and subsequent cash tender offer, and the common shares issued from the conversion of series A preferred stock and series B preferred stock. In 2020, the increase was primarily due to comprehensive income exceeding dividends, offset by common stock repurchases.
Capitalization
Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and equity, was as follows:

TOTAL CAPITALIZATION AND DEBT-TO-CAPITALIZATION RATIOS
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
	December 31, 2021
Total capitalization	$52,064	$16,655	$10,611
Debt-to-capitalization ratio	47%	50%	49%
	December 31, 2020
Total capitalization	$49,140	$15,207	$10,030
Debt-to-capitalization ratio	49%	49%	49%
	December 31, 2019
Total capitalization	$47,621	$13,542	$9,172
Debt-to-capitalization ratio	54%	48%	48%

Significant changes in 2021 that affected capitalization included the following:
▪Sempra: decrease in long-term debt, offset by an increase in short-term debt and increase in equity primarily from the sale of NCI.
▪SDG&E: increase in short-term and long-term debt and increase in equity from comprehensive income exceeding dividends.
▪SoCalGas: decrease in equity from comprehensive loss, offset by equity contributions from Sempra exceeding dividends.

CRITICAL ACCOUNTING ESTIMATES
Management views certain accounting estimates as critical because their application is the most relevant, judgmental and/or material to our financial position and results of operations, and/or because they require the use of material judgments and estimates. We discuss critical accounting estimates that are material to our financial statements with the Audit Committee of Sempra’s board of directors.
CONTINGENCIES
Sempra, SDG&E, SoCalGas
We accrue losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. For loss contingencies, we accrue the loss if an event has occurred on or before the balance sheet date and if:
▪information available through the date we file our financial statements indicates it is probable that a loss has been incurred, given the likelihood of uncertain future events
▪the amount of the loss or a range of possible losses can be reasonably estimated
We do not accrue contingencies that might result in gains. We continuously assess contingencies for litigation claims, environmental remediation and other events.
Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and may affect our results of operations, financial condition and cash flows. Details of our issues in this area are discussed in Note 16 of the Notes to Consolidated Financial Statements.

REGULATORY ACCOUNTING
Sempra, SDG&E, SoCalGas
As regulated entities, SDG&E’s and SoCalGas’ customer rates, as set and monitored by regulators, are designed to recover the cost of providing service and provide the opportunity to earn a reasonable return on their investments. SDG&E and SoCalGas assess probabilities of future rate recovery associated with regulatory account balances at the end of each reporting period and whenever new and/or unusual events occur, such as:
▪changes in the regulatory and political environment or the utility’s competitive position
▪issuance of a regulatory commission order
▪passage of new legislation
To the extent that circumstances associated with regulatory balances change, the regulatory balances are evaluated and adjusted if appropriate.
Significant management judgment is required to evaluate the anticipated recovery of regulatory assets and plant investments, the recognition of incentives and revenues subject to refund, as well as the existence and amount of regulatory liabilities. Adverse regulatory or legislative actions could materially impact the amounts of our regulatory assets and liabilities and could materially adversely impact our results of operations and financial condition. Specifically, if future recovery of costs ceases to be probable, all or part of the associated regulatory assets and/or plant investments would need to be written off against current period earnings, or adverse regulatory or legislative actions could give rise to material new or higher regulatory liabilities. We discuss details of SDG&E’s and SoCalGas’ regulatory assets and liabilities and additional factors that management considers when assessing probabilities associated with regulatory balances in Notes 1, 4, 15 and 16 of the Notes to Consolidated Financial Statements.
INCOME TAXES
Sempra, SDG&E, SoCalGas
Our income tax expense and related balance sheet amounts involve significant management judgments and estimates. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. When we evaluate the anticipated resolution of income tax issues, we consider:
▪ past resolutions of the same issue or similar issues
▪ the status of any income tax examination in progress
▪ positions taken by taxing authorities with other taxpayers with similar issues
The likelihood of deferred income tax recovery is based on analyses of the deferred income tax assets and our expectation of future taxable income, based on our strategic planning. Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, we would record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the provision for income taxes.
Actual income taxes could vary from estimated amounts because of:
▪ future impacts of various items, including changes in tax laws, regulations, interpretations and rulings
▪ our financial condition in future periods
▪ the resolution of various income tax issues between us and taxing and regulatory authorities
Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect our results of operations, financial condition and cash flows.
We discuss these matters and additional information related to accounting for income taxes, including uncertainty in income taxes, in Note 8 of the Notes to Consolidated Financial Statements.
DERIVATIVES ACCOUNTING

Sempra, SDG&E
We record derivative instruments for which we do not apply a scope exception at fair value on the Consolidated Balance Sheets. We also use the normal purchase or sale exception for certain derivative contracts, which is applied on a contract-by-contract basis. Changes in assumed physical delivery on contracts for which we elected normal purchase or sale accounting may result in “tainting” of the election, which may preclude us from making this election in future transactions, thereby impacting Sempra’s and/or SDG&E’s results of operations. The impacts of derivatives accounting on SDG&E’s results of operations are typically not significant because regulatory accounting principles generally apply to its contracts. We provide details of our derivative instruments and our fair value approaches in Notes 11 and 12, respectively, of the Notes to Consolidated Financial Statements.
PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Sempra, SDG&E, SoCalGas
To measure our pension and other postretirement benefit obligations, costs and liabilities, we rely on several assumptions. We consider current market conditions, including interest rates, in making these assumptions. We review these assumptions annually and update when appropriate.
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
Changes in the estimated costs or timing of pension and other postretirement benefits, or the assumptions and judgments used by management underlying these estimates (primarily the discount rate and assumed rate of return on plan assets), as well as changes in the circumstances associated with rate recovery, could have a material effect on the recorded expenses and liabilities. The following tables summarize the impact to our projected benefit obligation for pension, accumulated benefit obligation for PBOP, and projected benefit costs, in each case if the discount rate or assumed rate of return on plan assets were changed by 100 bps at December 31, 2021:

IMPACT DUE TO INCREASE/DECREASE IN DISCOUNT RATE
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Pension:
(Decrease) increase to projected benefit obligation, net	$(432)	$493	$(55)	$58	$(356)	$411
(Decrease) increase to net periodic benefit cost	(24)	25	3	(2)	(27)	27
PBOP:
(Decrease) increase to accumulated benefit obligation, net	(122)	157	(24)	30	(95)	123
(Decrease) increase to net periodic benefit cost	(9)	10	(2)	2	(7)	8

IMPACT DUE TO INCREASE/DECREASE IN RETURN ON PLAN ASSETS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Pension:
(Decrease) increase to net periodic benefit cost	$(27)	$27	$(8)	$8	$(17)	$17
PBOP:
(Decrease) increase to net periodic benefit cost	(13)	13	(2)	2	(10)	10
For SDG&E and SoCalGas plans, the effects of the assumptions on earnings are expected to be recovered in rates and therefore are offset in regulatory accounts. We provide details of our pension and other postretirement benefit plans in Note 9 of the Notes to Consolidated Financial Statements.
ASSET RETIREMENT OBLIGATIONS
Sempra, SDG&E
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
SDG&E’s ARO related to the decommissioning of SONGS was $568 million as of December 31, 2021, based on the decommissioning cost study prepared in 2020. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission this facility, which could have a material effect on the recorded liability.
The following table illustrates the increase to SDG&E’s and Sempra’s ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

INCREASE TO ARO AND REGULATORY ASSET
(Dollars in millions)
December 31, 2021
Uniform increase in escalation percentage of 1 percentage point	$91
The increase in the ARO liability driven by an increase in the cost escalation rate would result in a decrease in the regulatory liability for recoveries in excess of ARO liabilities. We provide additional detail in Note 15 of the Notes to Consolidated Financial Statements.
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
▪the appropriate risk-adjusted discount rate, including the impacts of country risk and entity risk
We discuss impairment of long-lived assets in Note 1 of the Notes to Consolidated Financial Statements.
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
▪projected revenue and expense growth rates
▪the appropriate risk-adjusted discount rate, including the impacts of country risk and entity risk
In 2021 and 2020, we performed a quantitative goodwill impairment test and determined that the estimated fair values of our reporting units in Mexico to which goodwill was allocated was substantially above their carrying value for each year as of October 1, our goodwill impairment testing date.
NEW ACCOUNTING STANDARDS
We discuss the recent accounting pronouncements that have had or may have a significant effect on our financial statements and/or disclosures in Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of erosion of our cash flows, earnings, asset values or equity due to adverse changes in commodity market prices, interest rates and foreign currency and inflation rates.
RISK POLICIES
Sempra has policies governing its market risk management and trading activities. Sempra, SDG&E, SoCalGas and Sempra Infrastructure maintain separate risk management committees, organizations and processes to provide oversight of these activities for their respective businesses. The committees consist of senior officers who establish policy, oversee energy risk management activities, and monitor the results of trading and other activities to help ensure compliance with our stated energy risk management and trading policies. These activities include, but are not limited to, monitoring of market positions that create credit, liquidity and market risk. The respective oversight organizations and committees are independent from energy procurement departments.
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

SDG&E and SoCalGas use power and natural gas derivatives to manage electric and natural gas price risk associated with servicing load requirements. The use of power and natural gas derivatives is subject to certain limitations imposed by company policy and is in compliance with risk management and trading activity plans that have been filed with and approved by the CPUC. We discuss revenue recognition in Note 3 and additional market-risk information regarding derivative instruments in Note 11 of the Notes to Consolidated Financial Statements.
We have exposure to changes in commodity prices, interest rates and foreign currency and inflation rates. The following discussion of these primary market-risk exposures as of December 31, 2021 includes a discussion of how these exposures are managed.
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
Sempra Infrastructure is generally exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. This segment may utilize commodity transactions in an effort to optimize these assets. These transactions are typically priced based on market indices, but may also include fixed price purchases and sales of commodities. Any residual exposure is monitored as described above. A hypothetical 10% unfavorable change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $3 million and $4 million at December 31, 2021 and 2020, respectively. The impact of a change in energy commodity prices on our commodity-based derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled and does not typically include the generally offsetting impact of our underlying asset positions.
SDG&E and SoCalGas separately manage risk within the parameters of their market risk management frameworks. In addition, their market-risk exposure is limited due to CPUC-authorized rate recovery of the costs of commodity purchases, interstate and intrastate transportation, and storage activity. However, SoCalGas may, at times, be exposed to market risk as a result of the GCIM, which rewards or penalizes the utility for commodity costs below or above certain benchmarks. The one-day VaR for SDG&E and SoCalGas’ commodity positions were $5 million and $1 million, respectively, at December 31, 2021 and $3 million and negligible, respectively, at December 31, 2020.
INTEREST RATE RISK
We are exposed to fluctuations in interest rates primarily as a result of our having issued short- and long-term debt. Subject to regulatory constraints, we periodically enter into interest rate swap agreements to moderate our exposure to interest rate changes and to lower our overall cost of borrowing.
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	December 31, 2021			December 31, 2020			December 31, 2019
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$1,161	$776	$385	$113	$—	$113	$710	$80	$630
Other	2,310	—	—	772	—	—	2,798	—	—
Long-term:
Sempra California fixed-rate	$10,876	$6,417	$4,459	$10,512	$6,053	$4,459	$8,949	$5,140	$3,809
Sempra California variable-rate	300	—	300	500	200	300	—	—	—
Other fixed-rate	8,591	—	—	11,204	—	—	11,561	—	—
Other variable-rate	341	—	—	51	—	—	746	—	—
(1)    After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments and reductions for unamortized discount and debt issuance costs, and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at December 31, 2021 increased or decreased by 10%, the change in earnings over the 12-month period ending December 31, 2022 would be approximately $1 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at December 31, 2021, after considering the effects of interest rate swaps, the change in earnings over the 12-month period ending December 31, 2022 would be approximately $1 million.
We provide further information about debt and interest rate swap transactions in Notes 7 and 11, respectively, of the Notes to Consolidated Financial Statements.
We also are subject to the effect of interest rate fluctuations on the assets of our pension plans, other postretirement benefit plans, and SDG&E’s NDT. However, we expect the effects of these fluctuations, as they relate to Sempra California, to be reflected in future rates.
FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposures in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations.”
The hypothetical effect for every 10% appreciation in the U.S. dollar against the Mexican peso, in which we have operations and investments, are as follows:

HYPOTHETICAL EFFECTS FROM 10% STRENGTHENING OF U.S. DOLLAR (1)
(Dollars in millions)
Hypothetical effects
Translation of 2021 earnings to U.S. dollars(2)	$(3)
Transactional exposure(3)	148
Translation of net assets of foreign subsidiaries and investment in foreign entities(4)	(18)
(1)    After the effects of foreign currency derivatives.
(2)    Amount represents the impact to earnings for a change in the average exchange rate throughout the reporting period.
(3)    Amount primarily represents the effects of currency exchange rate movement from December 31, 2021 on monetary assets and liabilities and translation of non-U.S. deferred income tax balances at our Mexican subsidiaries.
(4)    Amount represents the effects of currency exchange rate movement from December 31, 2021 that would be recorded to OCI at the end of the reporting period.

Monetary assets and liabilities at our Mexican subsidiaries and JVs that are denominated in U.S. dollars may fluctuate significantly throughout the year. These monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. Based on a net monetary liability position of $4.8 billion, including those related to our investments in JVs, at December 31, 2021, the hypothetical effect of a 10% increase in the Mexican inflation rate is approximately $111 million lower earnings as a result of higher income tax expense for our consolidated subsidiaries, as well as lower equity earnings for our JVs.
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
Sempra, SDG&E, SoCalGas
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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Sempra, SDG&E, SoCalGas
The respective management of Sempra, SDG&E and SoCalGas is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these evaluations, each company’s management concluded that its internal control over financial reporting was effective as of December 31, 2021. Deloitte & Touche LLP audited the effectiveness of each company’s internal control over financial reporting as of December 31, 2021, as stated in their reports, which are included in this annual report on Form 10-K.
In April 2021, SDG&E implemented a new customer information system to replace its legacy system. The system has been designed and implemented to provide customers an enhanced digital experience and enhance the overall system of internal control over financial reporting through further automation and integration of business processes, including revenue. In connection with the implementation, SDG&E performed pre-implementation planning, design and testing of internal controls that became effective in the second quarter of 2021. In the fourth quarter of 2021, SDG&E completed its post-implementation monitoring and process modifications in order to maintain an effective control framework. Other than these post-implementation activities in connection with SDG&E’s new customer information system, there have been no changes in Sempra’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect any such company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Sempra Energy:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sempra Energy and subsidiaries (“Sempra”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, Sempra maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2021 of Sempra and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.
Basis for Opinion
Sempra’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Sempra’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Sempra in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder and Board of Directors of San Diego Gas & Electric Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of San Diego Gas & Electric Company (“SDG&E”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, SDG&E maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2021 of SDG&E and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.
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
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Southern California Gas Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Southern California Gas Company (“SoCalGas”) as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, SoCalGas maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2021 of SoCalGas and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 25, 2022

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

Because SDG&E meets the conditions of General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format as permitted by General Instruction I(2), the information required by Part III – Items 10, 11, 12 and 13 below is not required for SDG&E. We have, however, voluntarily provided the information required by Item 401 of SEC Regulation S-K, as required by Part III – Item 10 with respect to SDG&E’s executive officers in “Part I – Item 1. Business – Other Matters – Information About Our Executive Officers.”

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We provide the information required by Item 401 of SEC Regulation S-K, as required by this item, with respect to executive officers of Sempra and SoCalGas in “Part I – Item 1. Business – Other Matters – Information About Our Executive Officers.” All other information required by this item is incorporated by reference from “Corporate Governance” and “Proposal 1: Election of Directors” in the proxy statement to be filed for the May 2022 annual meeting of shareholders for Sempra and from the information statement to be filed for the June 2022 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from “Executive Compensation,” including “Compensation Discussion and Analysis,” “Compensation and Talent Committee Report” and “Compensation Tables,” in the proxy statement to be filed for the May 2022 annual meeting of shareholders for Sempra and from the information statement to be filed for the June 2022 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Sempra has LTIPs that permit the grant of a wide variety of equity and equity-based incentive awards to directors, officers and key employees. At December 31, 2021, outstanding awards consisted of stock options and RSUs held by 425 employees.
The following table sets forth information regarding our equity compensation plans at December 31, 2021.

EQUITY COMPENSATION PLANS

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of additional shares remaining available for future issuance(3)
2013 LTIP	568,935	$106.76	—
2019 LTIP	1,116,486	$132.77	5,986,241
(1)    The 2013 LTIP consists of 192,506 options to purchase shares of our common stock, all of which were granted at an exercise price equal to 100% of the grant date fair market value of the shares subject to the option, 334,492 performance-based RSUs and 41,937 service-based RSUs. The 2019 LTIP consists of 344,838 options to purchase shares of our common stock, all of which were granted at an exercise price equal to 100% of the grant date fair market value of the shares subject to the option, 536,285 performance-based RSUs and 235,363 service-based RSUs. Each performance-based RSU granted under the 2013 LTIP and the 2019 LTIP represents the right to receive from zero to 2.0 shares of our common stock if applicable performance conditions are satisfied. For purposes of this table, the number of shares of common stock shown to be subject to each performance-based RSU is 1.0 share, which assumes performance conditions are satisfied at the target level.
(2)    Represents the weighted-average exercise price of the 192,506 and 344,838 outstanding options to purchase shares of our common stock under the 2013 LTIP and the 2019 LTIP, respectively.
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
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The information required by Item 403 of SEC Regulation S-K, as required by this item, is incorporated by reference from “Share Ownership” in the proxy statement to be filed for the May 2022 annual meeting of shareholders for Sempra and from the information statement to be filed for the June 2022 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from “Corporate Governance” in the proxy statement to be filed for the May 2022 annual meeting of shareholders for Sempra and from the information statement to be filed for the June 2022 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services is presented below for Sempra, SDG&E and SoCalGas. The following table shows the fees paid to Deloitte & Touche LLP, the independent registered public accounting firm for Sempra, SDG&E and SoCalGas, for services provided for 2021, 2020 and 2019.

PRINCIPAL ACCOUNTANT FEES
(Dollars in thousands)
	Sempra		SDG&E		SoCalGas
	Fees	Percent of total	Fees	Percent of total	Fees	Percent of total
2021:
Audit fees:
Consolidated financial statements, internal controls audits and subsidiary audits	$10,166		$2,753		$3,486
Regulatory filings and related services	807		60		—
Total audit fees	10,973	81%	2,813	87%	3,486	91%
Audit-related fees:
Employee benefit plan audits	520		184		309
Other audit-related services(1)	1,840		119		—
Total audit-related fees	2,360	17	303	9	309	8
Tax fees(2)	272	2	113	4	33	1
All other fees(3)	13	—	—	—	8	—
Total fees	$13,618	100%	$3,229	100%	$3,836	100%
2020:
Audit fees:
Consolidated financial statements, internal controls audits and subsidiary audits	$9,145		$2,469		$3,023
Regulatory filings and related services	827		100		55
Total audit fees	9,972	82%	2,569	86%	3,078	90%
Audit-related fees:
Employee benefit plan audits	505		183		307
Other audit-related services(1)	1,494		137		—
Total audit-related fees	1,999	17	320	11	307	9
Tax fees(2)	156	1	111	3	32	1
All other fees(3)	22	—	—	—	—	—
Total fees	$12,149	100%	$3,000	100%	$3,417	100%
2019:
Audit fees:
Consolidated financial statements, internal controls audits and subsidiary audits	$10,568		$2,804		$2,789
Regulatory filings and related services	466		45		45
Total audit fees	11,034	87%	2,849	89%	2,834	91%
Audit-related fees:
Employee benefit plan audits	517		162		286
Other audit-related services(1)	883		99		10
Total audit-related fees	1,400	11	261	8	296	9
Tax fees(2)	74	1	73	3	—	—
All other fees(3)	74	1	15	—	—	—
Total fees	$12,582	100%	$3,198	100%	$3,130	100%
(1)     Other audit-related services in 2021 and 2019 primarily relate to statutory audits and agreed upon procedures. Other audit-related services in 2020 primarily relate to statutory audits, agreed upon procedures and permitted internal control advisory services.
(2)     Tax fees in 2021 and 2020 relate to tax consulting and compliance services. Tax fees in 2019 relate to tax consulting services.
(3)     All other fees relate to training and conferences.

The Audit Committee of Sempra’s board of directors is directly responsible for the appointment, compensation, retention and oversight, including the oversight of the audit fee negotiations, of the independent registered public accounting firm for Sempra and its subsidiaries, including SDG&E and SoCalGas. As a matter of good corporate governance, each of the Sempra, SDG&E and SoCalGas boards of directors reviewed the performance of Deloitte & Touche LLP and appointed them as the independent registered public accounting firm for each of Sempra, SDG&E and SoCalGas, respectively. Sempra’s board of directors has determined that each member of its Audit Committee is an independent director and is financially literate, and that Mr. Jack T. Taylor, who chairs the committee, and Ms. Cynthia L. Walker, who is a member of the committee, are audit committee financial experts as defined by the rules of the SEC.
Except where pre-approval is not required by SEC rules, Sempra’s Audit Committee pre-approves all audit, audit-related and permissible non-audit services provided by Deloitte & Touche LLP for Sempra and its subsidiaries, including all services provided by Deloitte & Touche LLP for Sempra, SDG&E and SoCalGas in 2021, 2020 and 2019. The committee’s pre-approval policies and procedures provide for the general pre-approval of specific types of services and give detailed guidance to management as to the services that are eligible for general pre-approval, and they require specific pre-approval of all other permitted services. For both types of pre-approval, the committee considers whether the services to be provided are consistent with maintaining the firm’s independence. The committee’s policies and procedures also delegate authority to the chair of the committee to address any requests for pre-approval of services between committee meetings, with any pre-approval decisions to be reported to the committee at its next scheduled meeting.

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

EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
Certain instruments defining the rights of holders of long-term debt instruments are not required to be filed or incorporated by reference herein pursuant to Item 601(b)(4)(iii)(A) of SEC Regulation S-K. Each registrant agrees to furnish a copy of such instruments to the SEC upon request.

Sempra Energy
4.1	Description of rights of Sempra Energy Common Stock (Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008) (included as Exhibit 3.1 above).		10-K	3.1	02/27/20

4.2	Description of Securities.	X

4.3	Certificate of Determination of Preferences of the 6% Mandatory Convertible Preferred Stock, Series A, of Sempra Energy (including the form of certificate representing the 6% Mandatory Convertible Preferred Stock, Series A), filed with the Secretary of State of the State of California and effective January 5, 2018 (included as Exhibit 3.3 above).		8-K	3.1	01/09/18

4.4	Certificate of Determination of Preferences of the 6.75% Mandatory Convertible Preferred Stock, Series B, of Sempra Energy (including the form of certificate representing the 6.75% Mandatory Convertible Preferred Stock, Series B) filed with the Secretary of State of California and effective July 11, 2018 (included as Exhibit 3.4 above).		8-K	3.1	07/13/18

4.5	Certificate of Determination of Preferences of 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Stock, Series C, of Sempra Energy (including the form of certificate representing the 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C), filed with the Secretary of State of California and effective June 11, 2020 (included as Exhibit 3.5 above).		8-K	3.1	06/15/20

4.6	Indenture dated as of February 23, 2000, between Sempra Energy and U.S. Bank Trust National Association, as Trustee.		S-3ASR 333-153425	4.1	09/11/08

4.7	Officers’ Certificate of Sempra Energy, including the form of its 6.00% Note due 2039.		8-K	4.1	10/08/09

4.8	Officers’ Certificate of Sempra Energy, including the form of its 3.250% Note due 2027.		8-K	4.1	06/09/17

4.9	Officers’ Certificate of Sempra Energy, including the forms of its 2.900% Note due 2023, 3.400% Note due 2028, 3.800% Note due 2038, and 4.000% Note due 2048.		8-K	4.1	01/12/18

4.10	Subordinated Indenture, dated as of June 26, 2019, between Sempra Energy and U.S. Bank National Association, as trustee.		8-K	4.2	06/26/19

4.11	Officers’ Certificate of Sempra Energy, including the form of its 5.750% Junior Subordinated Note due 2079.		8-K	4.1	06/26/19

4.12	Officer’s Certificate of Sempra Energy, including the form of its 4.125% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2052.		8-K	4.1	11/19/21

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

Southern California Gas Company

4.13	Description of preferences of Preferred Stock, Preference Stock and Series Preferred Stock (Southern California Gas Company Restated Articles of Incorporation) (included as Exhibit 3.8 above).		10-K	3.01	03/28/97

4.14	Description of Securities.		10-K	4.9	02/27/20

Sempra Energy / San Diego Gas & Electric Company

4.15	Mortgage and Deed of Trust dated July 1, 1940.		2-4769	B-3	(1)

4.16	Second Supplemental Indenture dated as of March 1, 1948.		2-7418	B-5B	(1)

4.17	Ninth Supplemental Indenture dated as of August 1, 1968.		333-52150	4.5	(1)

4.18	Tenth Supplemental Indenture dated as of December 1, 1968.		2-36042	2-K	(1)

4.19	Sixteenth Supplemental Indenture dated August 28, 1975.		33-34017	4.2	(1)

4.20	Fiftieth Supplemental Indenture, dated as of May 19, 2005.		8-K	4.1	05/19/05

4.21	Fifty-Second Supplemental Indenture, dated as of June 8, 2006.		8-K	4.1	06/08/06

4.22	Fifty-Fourth Supplemental Indenture, dated as of September 20, 2007.		8-K	4.1	09/20/07

4.23	Fifty-Fifth Supplemental Indenture, dated as of May 14, 2009.		8-K	4.1	05/15/09

4.24	Fifty-Sixth Supplemental Indenture, dated as of May 13, 2010.		8-K	4.1	05/13/10

4.25	Fifty-Seventh Supplemental Indenture, dated as of August 26, 2010.		8-K	4.1	08/26/10

4.26	Fifty-Eighth Supplemental Indenture, dated as of August 18, 2011.		8-K	4.1	08/18/11

4.27	Sixtieth Supplemental Indenture, dated as of November 17, 2011.		8-K	4.1	11/17/11

4.28	Sixty-First Supplemental Indenture, dated as of March 22, 2012.		8-K	4.1	03/23/12

4.29	Sixty-Second Supplemental Indenture, dated as of September 9, 2013.		8-K	4.1	09/09/13

4.30	Sixty-Fourth Supplemental Indenture, dated as of March 12, 2015.		8-K	4.2	03/12/15

4.31	Sixty-Fifth Supplemental Indenture, dated as of May 19, 2016.		8-K	4.1	05/19/16

4.32	Sixty-Sixth Supplemental Indenture, dated as of June 8, 2017.		8-K	4.1	06/08/17

4.33	Sixty-Seventh Supplemental Indenture, dated as of May 17, 2018.		8-K	4.1	05/17/18

4.34	Sixty-Eighth Supplemental Indenture, dated as of May 31, 2019.		8-K	4.1	05/31/19

4.35	Sixty-Ninth Supplemental Indenture, dated as of April 7, 2020.		8-K	4.1	04/07/20

4.36	Seventieth Supplemental Indenture, dated as of September 28, 2020.		8-K	4.1	09/28/20

4.37	Seventy-First Supplemental Indenture, dated as of August 13, 2021.		8-K	4.1	08/13/21

(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates the SEC’s Electronic Data Gathering, Analysis, and Retrieval (EDGAR) database.

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

Sempra Energy / Southern California Gas Company

4.38	First Mortgage Indenture of Southern California Gas Company to American Trust Company dated October 1, 1940.		2-4504	B-4	(1)

4.39	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955.		2-11997	4.07	(1)

4.40	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of December 1, 1956.		10-K	4.09	02/23/07

4.41	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank dated as of June 1, 1965.		10-K	4.10	02/23/07

4.42	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of August 1, 1972.		2-59832	2.19	(1)

4.43	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of May 1, 1976.		2-56034	2.20	(1)

4.44	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of September 15, 1981.		333-70654	4.24	(1)

4.45	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of November 18, 2005.		8-K	4.1	11/18/05

4.46	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of November 18, 2010.		8-K	4.1	11/18/10

4.47	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of September 21, 2012.		8-K	4.1	09/21/12

4.48	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of March 13, 2014.		8-K	4.1	03/13/14

4.49	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of September 11, 2014.		8-K	4.1	09/11/14

4.50	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of June 18, 2015.		8-K	4.2	06/18/15

4.51	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of June 3, 2016.		8-K	4.1	06/03/16

4.52	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of May 15, 2018.		8-K	4.1	05/15/18

4.53	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of September 24, 2018.		8-K	4.1	09/24/18

4.54	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of June 4, 2019.		8-K	4.1	06/04/19

4.55	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of January 9, 2020.		8-K	4.1	01/09/20

4.56	Indenture, dated as of May 1, 1989, between Southern California Gas Company and Citibank, N.A., as trustee.		333-28260	4.1.1	(1)

(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates the SEC’s Electronic Data Gathering, Analysis, and Retrieval (EDGAR) database.

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

4.57	First Supplemental Indenture, dated as of October 1, 1992, between Southern California Gas Company and Citibank, N.A., as trustee.		8-K	4.1.2	(1)

4.58	Form of 5.670% Medium Term Note due 2028.		8-K	4.2.1	(1)

4.59	Senior Indenture, dated as of September 21, 2020, between Southern California Gas Company and U.S. Bank National Association, as trustee.		8-K	4.1	09/21/20

4.60	Officers’ Certificate of Southern California Gas Company, including the form of its Floating Rate Note due 2023.		8-K	4.2	09/21/20

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy
10.1*	Amended and Restated Engineering, Procurement and Construction Contract, dated as of December 11, 2020, between Port Arthur LNG, LLC and PALNG Common Facilities Company, LLC (but only for the limited purpose set forth therein), and Bechtel Oil, Gas and Chemicals, Inc.		10-K	10.1	02/25/21

Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.2	Form of Continental Forge and California Class Action Price Reporting Settlement Agreement dated as of January 4, 2006.		8-K	99.1	01/05/06

Sempra Energy / San Diego Gas & Electric Company

10.3	Amended and Restated Operating Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011.		10-Q	10.4	05/09/11

10.4	Amended and Restated Servicing Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011.		10-Q	10.5	05/09/11

Sempra Energy / Southern California Gas Company
10.5	Master Agreement to Resolve JCCP No. 4861 Private Party Claims, effective September 26, 2021, by and among Sempra Energy, Southern California Gas Company, and the plaintiff’s law firms listed on the signature pages thereto.		8-K	10.1	09/27/21

Management Contract or Compensatory Plan, Contract or Arrangement
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.6	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021 and 2022 Nonqualified Stock Option Award Agreement.		10-K	10.6	02/25/21

10.7	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021 and 2022 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-K	10.7	02/25/21

10.8	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021 and 2022 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Index.		10-K	10.8	02/25/21

10.9	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021 and 2022 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Utilities Index.		10-K	10.9	02/25/21

10.10	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Nonqualified Stock Option Award Agreement.		10-K	10.5	02/27/20

10.11	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Time-Based Restricted Stock Unit Award - Three Year Ratable Vest.		10-K	10.6	02/27/20

* Portions of the exhibit have been omitted in accordance with applicable SEC rules.
(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates EDGAR.

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

10.12	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Time-Based Restricted Stock Unit Award - Four Year Award Vest.		10-Q	10.1	11/05/20

10.13	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-K	10.7	02/27/20

10.14	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Index.		10-K	10.8	02/27/20

10.15	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Utilities Index.		10-K	10.9	02/27/20

10.16	Sempra Energy 2019 Long-Term Incentive Plan.		DEF 14A	E	03/22/19

10.17	Form of Sempra Energy 2019 Long-Term Incentive Plan 2019 Time-Based Restricted Stock Unit Award - Five Year Vest.		10-Q	10.2	08/02/19

10.18	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Time-Based Restricted Stock Unit Award - One Year Vest.		10-Q	10.5	08/02/19

10.19	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Nonqualified Stock Option Award Agreement.		10-Q	10.1	05/07/19

10.20	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-Q	10.2	05/07/19

10.21	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Index.		10-Q	10.3	05/07/19

10.22	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Utilities Index.		10-Q	10.4	05/07/19

10.23	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Time-Based Restricted Stock Unit Award - Ratable vesting.		10-Q	10.5	05/07/19

10.24	Form of Indemnification Agreement with Directors and Executive Officers (executed before January 2011).		10-Q	10.2	08/07/08

10.25	Form of Indemnification Agreement with Directors and Executive Officers (executed after January 2011).		10-Q	10.1	05/04/16

10.26	Form of Sempra Energy Shared Services Executive Incentive Compensation Plan.		10-K	10.19	02/27/14

10.27	Amendment Number 1 to the Amended and Restated Sempra Energy 2013 Long-Term Incentive Plan.		10-K	10.26	02/25/21

10.28	Amended and Restated Sempra Energy 2013 Long-Term Incentive Plan.		10-K	10.5	02/26/16

10.29	Form of Sempra Energy 2013 Long-Term Incentive Plan 2018 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Index.		10-Q	10.8	05/07/18

10.30	Form of Sempra Energy 2013 Long-Term Incentive Plan 2018 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Utilities Index.		10-Q	10.9	05/07/18

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

10.31	Form of Sempra Energy 2013 Long-Term Incentive Plan 2018 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-Q	10.10	05/07/18

10.32	Form of Sempra Energy 2013 Long-Term Incentive Plan 2018 Time-Based Restricted Stock Unit Award - Cliff vest.		10-Q	10.11	05/07/18

10.33	Form of Sempra Energy 2013 Long-Term Incentive Plan 2018 Special Time-Based Restricted Stock Unit Award - Multi-year vest.		10-Q	10.13	05/07/18

10.34	Amended and Restated Sempra Energy 2005 Deferred Compensation Plan, now known as Sempra Energy Employee and Director Savings Plan.		10-K	10.33	02/25/21

10.35	Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan.		10-K	10.28	02/28/17

10.36	2009 Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan effective July 1, 2009.		10-K	10.28	02/26/16

10.37	First Amendment to the 2009 Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan effective February 11, 2010.		10-K	10.29	02/26/16

10.38	Second Amendment to the 2009 Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan effective January 1, 2014.		10-K	10.43	02/26/15

10.39	2015 Amendment and Restatement of the Sempra Energy Cash Balance Restoration Plan effective November 10, 2015.		10-K	10.31	02/26/16

10.40	Sempra Energy Amended and Restated Executive Life Insurance Plan.		10-K	10.22	02/26/13

10.41	Sempra Energy Executive Personal Financial Planning Program Policy Document.		10-K	10.35	02/27/20

Sempra Energy
10.42	Form of Sempra Energy 2019 Long-Term Incentive Plan Non-Employee Directors’ Annual Restricted Stock Unit Award.		10-Q	10.3	08/02/19

10.43	Form of Sempra Energy 2019 Long-Term Incentive Plan Non-Employee Directors’ Initial Restricted Stock Unit Award.		10-Q	10.4	08/02/19

10.44	Form of 2018 Sempra Energy Non-Employee Directors’ Initial Restricted Stock Unit Award.		10-K	10.50	02/27/18

10.45	Sempra Energy Amended and Restated Retirement Plan for Directors.		10-Q	10.7	08/07/08

10.46	Sempra Energy Annual Incentive Plan.		10-Q	10.7	05/07/18

10.47	Amended and Restated Severance Pay Agreement between Sempra Energy and Jeffrey W. Martin, dated May 1, 2018.		10-Q	10.3	08/06/18

10.48	Amended and Restated Severance Pay Agreement between Sempra Energy and Kevin C. Sagara, signed October 3, 2020 and effective as of June 27, 2020.		10-Q	10.2	11/05/20

10.49	Amended and Restated Severance Pay Agreement between Sempra Energy and Trevor I. Mihalik, dated May 1, 2018.		10-Q	10.5	08/06/18

10.50	Amended and Restated Severance Pay Agreement between Sempra Energy and Peter R. Wall signed October 3, 2020 and effective as of July 1, 2020.		10-Q	10.3	11/05/20

10.51	Amended and Restated Severance Pay Agreement between Sempra Energy and Karen L. Sedgwick, dated December 20, 2021.	X

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

Sempra Energy / San Diego Gas & Electric Company
10.52	Form of San Diego Gas & Electric Company Executive Incentive Compensation Plan.		10-K	10.64	02/27/14

10.53	Severance Pay Agreement between Sempra Energy and Caroline A. Winn, signed May 7, 2020 and effective as of January 1, 2020.		10-Q	10.1	08/05/20

10.54	Severance Pay Agreement between Sempra Energy and Bruce A. Folkmann, dated March 1, 2017.		10-Q	10.15	05/09/17

10.55	Severance Pay Agreement between Sempra Energy and Valerie A. Bille, signed September 30, 2020 and effective as of August 22, 2020.		10-Q	10.4	11/05/20

10.56	Severance Pay Agreement between Sempra Energy and Diana L. Day dated March 1, 2017.		10-K	10.68	02/26/19

Sempra Energy / Southern California Gas Company

10.57	Form of Southern California Gas Company Executive Incentive Compensation Plan.		10-K	10.71	02/27/14

10.58	Severance Pay Agreement between Sempra Energy and Scott D. Drury dated August 25, 2018.		10-Q	10.4	11/07/18

10.59	Severance Pay Agreement between Sempra Energy and Maryam S. Brown, dated March 1, 2017.		10-Q	10.7	08/02/19

10.60	Severance Pay Agreement between Sempra Energy and Jimmie I. Cho, signed May 4, 2020, effective as of January 1, 2020.		10-Q	10.2	08/05/20

10.61	Severance Pay Agreement between Sempra Energy and Mia DeMontigny, dated June 15, 2019.		10-Q	10.6	08/02/19

10.62	Severance Pay Agreement between Sempra Energy and David J. Barrett, dated January 12, 2019.		10-K	10.77	02/26/19

10.63	Severance Pay Agreement between Sempra Energy and Jeffery L. Walker, dated March 16, 2019.		10-K	10.67	02/25/21

EXHIBIT 14 -- CODE OF ETHICS
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
14.1
Sempra Energy Code of Business Conduct and Ethics for Directors and Principal and Executive Officers (also applies to Principal Officers of San Diego Gas & Electric Company and Southern California Gas Company).
		X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 21 -- SUBSIDIARIES

Sempra Energy
21.1	Sempra Energy Schedule of Certain Subsidiaries at December 31, 2021.	X

EXHIBIT 23 -- CONSENTS OF EXPERTS AND COUNSEL

Sempra Energy
23.1	Sempra Energy Consent of Independent Registered Public Accounting Firm.	X

23.2	Oncor Electric Delivery Holdings Company LLC Consent of Independent Auditors.	X

San Diego Gas & Electric Company
23.3	San Diego Gas & Electric Company Consent of Independent Registered Public Accounting Firm.	X

Southern California Gas Company
23.4	Southern California Gas Company Consent of Independent Registered Public Accounting Firm.	X

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 99 -- ADDITIONAL EXHIBITS

Sempra Energy
99.1
Audited consolidated financial statements of Oncor Electric Delivery Holdings Company LLC and subsidiary as of December 31, 2021, 2020 and 2019 and for each of the three years ended in the period ended December 31, 2021, and the related Independent Auditors’ Report.
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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934 (the Act), this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: J. Walker Martin Chief Executive Officer and President	/s/ J. Walker Martin	February 25, 2022

Principal Financial Officer: Trevor I. Mihalik Executive Vice President and Chief Financial Officer	/s/ Trevor I. Mihalik	February 25, 2022

Principal Accounting Officer: Peter R. Wall Senior Vice President, Controller and Chief Accounting Officer	/s/ Peter R. Wall	February 25, 2022
Directors:
J. Walker Martin, Chairman	/s/ J. Walker Martin	February 25, 2022

Alan L. Boeckmann, Director	/s/ Alan L. Boeckmann	February 25, 2022

Andrés Conesa, Director	/s/ Andrés Conesa	February 25, 2022

Maria Contreras-Sweet, Director	/s/ Maria Contreras-Sweet	February 25, 2022

Pablo A. Ferrero, Director	/s/ Pablo A. Ferrero	February 25, 2022

William D. Jones, Director	/s/ William D. Jones	February 25, 2022

Bethany J. Mayer, Director	/s/ Bethany J. Mayer	February 25, 2022

Michael N. Mears, Director	/s/ Michael N. Mears	February 25, 2022

Jack T. Taylor, Director	/s/ Jack T. Taylor	February 25, 2022

Cynthia L. Walker, Director	/s/ Cynthia L. Walker	February 25, 2022

Cynthia J. Warner, Director	/s/ Cynthia J. Warner	February 25, 2022

James C. Yardley, Director	/s/ James C. Yardley	February 25, 2022

San Diego Gas & Electric Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

By: /s/ Caroline A. Winn
Caroline A. Winn Chief Executive Officer

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934 (the Act), this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Caroline A. Winn Chief Executive Officer	/s/ Caroline A. Winn	February 25, 2022

Principal Financial Officer: Bruce A. Folkmann President and Chief Financial Officer	/s/ Bruce A. Folkmann	February 25, 2022

Principal Accounting Officer: Valerie A. Bille Vice President, Controller and Chief Accounting Officer	/s/ Valerie A. Bille	February 25, 2022

Directors:
Kevin C. Sagara, Non-Executive Chairman	/s/ Kevin C. Sagara	February 25, 2022

Robert J. Borthwick, Director	/s/ Robert J. Borthwick	February 25, 2022

Erbin B. Keith, Director	/s/ Erbin B. Keith	February 25, 2022

Caroline A. Winn, Director	/s/ Caroline A. Winn	February 25, 2022

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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Scott D. Drury Chief Executive Officer	/s/ Scott D. Drury	February 25, 2022

Principal Financial and Accounting Officer: Mia L. DeMontigny Chief Financial Officer, Controller and Chief Accounting Officer	/s/ Mia L. DeMontigny	February 25, 2022

Directors:
Kevin C. Sagara, Non-Executive Chairman	/s/ Kevin C. Sagara	February 25, 2022

Scott D. Drury, Director	/s/ Scott D. Drury	February 25, 2022

Lisa Larroque Alexander, Director	/s/ Lisa Larroque Alexander	February 25, 2022

Karen L. Sedgwick, Director	/s/ Karen L. Sedgwick	February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Sempra Energy:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sempra Energy and subsidiaries (“Sempra”) as of December 31, 2021, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, the related notes, and the schedule listed in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Sempra as of December 31, 2021, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), Sempra’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on Sempra’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of Sempra’s management. Our responsibility is to express an opinion on Sempra’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Sempra in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Insurance Receivable Related to Aliso Canyon Gas Leak - Refer to Note 16 of the Notes to Consolidated Financial Statements
Critical Audit Matter Description
Sempra has an insurance receivable of $360 million as of December 31, 2021 related to certain costs arising from the Aliso Canyon natural gas storage facility gas leak. Sempra has determined that the insurance receivable is probable of recovery based on the nature of the insurance claims, the costs incurred, and the coverage provided by applicable insurance policies.
We identified the recoverability of the insurance receivable as a critical audit matter due to the management judgments required in assessing if, and to what degree, the coverage provided by applicable insurance policies would cover the types of costs included in the insurance claims submitted. Auditing the probability of recovery of the insurance receivable required subjective auditor judgment and extensive audit effort.
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
◦Evaluating the probability of recovery of the insurance receivable by obtaining correspondence between Sempra and the applicable insurers.
◦Evaluating the probability of recovery of the insurance receivable through inquiries with management and with external legal counsel of Sempra and we evaluated whether the information provided was consistent with our other procedures.
◦Searching external sources for and considering any contradictory evidence to Sempra’s accounting assessment of probability of recoverability of the insurance receivable.
▪We evaluated whether Sempra’s disclosures were appropriate and consistent with the information obtained in our procedures.
Regulatory Accounting – Impact of Rate Regulation on the Financial Statements – Refer to Note 1 of the Notes to Consolidated Financial Statements
Critical Audit Matter Description
Sempra is subject to rate regulation by regulators and commissions in various jurisdictions (collectively, the “Commissions”) that have jurisdiction with respect to the rates of electric and gas transmission and distribution companies in those jurisdictions. Management has determined it meets the requirements under U.S. GAAP to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; depreciation expense; and taxes.
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
▪We read relevant regulatory orders issued by the Commissions for Sempra and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
▪We evaluated Sempra’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 25, 2022

We have served as Sempra’s auditor since 1935.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder and Board of Directors of San Diego Gas & Electric Company:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of San Diego Gas & Electric Company (“SDG&E”) as of December 31, 2021, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of SDG&E as of December 31, 2021, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), SDG&E’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on SDG&E’s internal control over financial reporting.
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
Regulatory Accounting – Impact of Rate Regulation on the Financial Statements – Refer to Note 1 of the Notes to Consolidated Financial Statements
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
February 25, 2022

We have served as SDG&E’s auditor since 1935.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Southern California Gas Company:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southern California Gas Company (“SoCalGas”) as of December 31, 2021, 2020 and 2019, the related statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of SoCalGas as of December 31, 2021, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), SoCalGas’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on SoCalGas’ internal control over financial reporting.
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
Insurance Receivable Related to Aliso Canyon Gas Leak – Refer to Note 16 of the Notes to Financial Statements
Critical Audit Matter Description
SoCalGas has an insurance receivable of $360 million as of December 31, 2021 related to certain costs arising from the Aliso Canyon natural gas storage facility gas leak. SoCalGas has determined that the insurance receivable is probable of recovery based on the nature of the insurance claims, the costs incurred, and the coverage provided by applicable insurance policies.
We identified the recoverability of the insurance receivable as a critical audit matter due to the management judgments required in assessing if, and to what degree, the coverage provided by applicable insurance policies would cover the types of costs included in the insurance claims submitted. Auditing the probability of recovery of the insurance receivable required subjective auditor judgment and extensive audit effort.
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
Regulatory Accounting – Impact of Rate Regulation on the Financial Statements – Refer to Note 1 of the Notes to Financial Statements
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
February 25, 2022

We have served as SoCalGas’ auditor since 1937.

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2021	2020	2019
REVENUES
Utilities:
Natural gas	$6,333	$5,411	$5,185
Electric	4,658	4,614	4,263
Energy-related businesses	1,866	1,345	1,381
Total revenues	12,857	11,370	10,829

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(1,597)	(925)	(1,139)
Cost of electric fuel and purchased power	(1,010)	(1,187)	(1,188)
Energy-related businesses cost of sales	(611)	(276)	(344)
Operation and maintenance	(4,338)	(3,940)	(3,466)
Aliso Canyon litigation and regulatory matters	(1,593)	(307)	—
Depreciation and amortization	(1,855)	(1,666)	(1,569)
Franchise fees and other taxes	(596)	(543)	(496)
Impairment losses	(3)	(1)	(43)
Gain (loss) on sale of assets	36	(3)	63
Other income (expense), net	58	(48)	77
Interest income	69	96	87
Interest expense	(1,198)	(1,081)	(1,077)
Income from continuing operations before income taxes and equity earnings	219	1,489	1,734
Income tax expense	(99)	(249)	(315)
Equity earnings	1,343	1,015	580
Income from continuing operations, net of income tax	1,463	2,255	1,999
Income from discontinued operations, net of income tax	—	1,850	363
Net income	1,463	4,105	2,362
Earnings attributable to noncontrolling interests	(145)	(172)	(164)
Preferred dividends	(63)	(168)	(142)
Preferred dividends of subsidiary	(1)	(1)	(1)
Earnings attributable to common shares	$1,254	$3,764	$2,055

Basic EPS:
Earnings from continuing operations	$4.03	$6.61	$6.22
Earnings from discontinued operations	$—	$6.32	$1.18
Earnings	$4.03	$12.93	$7.40
Weighted-average common shares outstanding	311,755	291,077	277,904

Diluted EPS:
Earnings from continuing operations	$4.01	$6.58	$6.13
Earnings from discontinued operations	$—	$6.30	$1.16
Earnings	$4.01	$12.88	$7.29
Weighted-average common shares outstanding	313,036	292,252	282,033
See Notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2021, 2020 and 2019
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
2021:
Net income	$1,417	$(99)	$1,318	$145	$1,463
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	—	(6)	(3)	(9)
Financial instruments	191	(47)	144	14	158
Pension and other postretirement benefits	28	(6)	22	—	22
Total other comprehensive income	213	(53)	160	11	171
Comprehensive income	1,630	(152)	1,478	156	1,634
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,629	$(152)	$1,477	$156	$1,633
2020:
Net income	$5,368	$(1,435)	$3,933	$172	$4,105
Other comprehensive income (loss):
Foreign currency translation adjustments	547	—	547	(12)	535
Financial instruments	(146)	33	(113)	(12)	(125)
Pension and other postretirement benefits	11	1	12	—	12
Total other comprehensive income (loss)	412	34	446	(24)	422
Comprehensive income	5,780	(1,401)	4,379	148	4,527
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$5,779	$(1,401)	$4,378	$148	$4,526
2019:
Net income	$2,585	$(387)	$2,198	$164	$2,362
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	—	(43)	3	(40)
Financial instruments	(161)	53	(108)	(10)	(118)
Pension and other postretirement benefits	25	(7)	18	—	18
Total other comprehensive loss	(179)	46	(133)	(7)	(140)
Comprehensive income	2,406	(341)	2,065	157	2,222
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,405	$(341)	$2,064	$157	$2,221
See Notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31,
	2021	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$559	$960	$108
Restricted cash	19	22	31
Accounts receivable – trade, net	2,071	1,578	1,261
Accounts receivable – other, net	398	403	455
Due from unconsolidated affiliates	23	20	32
Income taxes receivable	79	113	112
Inventories	389	308	277
Prepaid expenses	260	215	161
Regulatory assets	271	190	222
Greenhouse gas allowances	97	553	72
Assets held for sale in discontinued operations	—	—	445
Other current assets	209	149	163
Total current assets	4,375	4,511	3,339

Other assets:
Restricted cash	3	3	3
Due from unconsolidated affiliates	637	780	742
Regulatory assets	2,011	1,822	1,930
Insurance receivable for Aliso Canyon costs	360	445	339
Greenhouse gas allowances	422	101	470
Nuclear decommissioning trusts	1,012	1,019	1,082
Dedicated assets in support of certain benefit plans	567	512	488
Deferred income taxes	151	136	155
Right-of-use assets – operating leases	594	543	591
Investment in Oncor Holdings	12,947	12,440	11,519
Other investments	1,525	1,388	2,103
Goodwill	1,602	1,602	1,602
Other intangible assets	370	202	213
Wildfire fund	331	363	392
Assets held for sale in discontinued operations	—	—	3,513
Other long-term assets	1,244	753	732
Total other assets	23,776	22,109	25,874

Property, plant and equipment:
Property, plant and equipment	58,940	53,928	49,329
Less accumulated depreciation and amortization	(15,046)	(13,925)	(12,877)
Property, plant and equipment, net	43,894	40,003	36,452
Total assets	$72,045	$66,623	$65,665
See Notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2021	2020	2019
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,471	$885	$3,505
Accounts payable – trade	1,671	1,359	1,234
Accounts payable – other	178	154	179
Due to unconsolidated affiliates	—	45	5
Dividends and interest payable	563	551	515
Accrued compensation and benefits	479	446	476
Regulatory liabilities	359	140	319
Current portion of long-term debt and finance leases	106	1,540	1,526
Reserve for Aliso Canyon costs	1,980	150	9
Greenhouse gas obligations	97	553	72
Liabilities held for sale in discontinued operations	—	—	444
Other current liabilities	1,131	1,016	866
Total current liabilities	10,035	6,839	9,150

Long-term debt and finance leases	21,068	21,781	20,785

Deferred credits and other liabilities:
Due to unconsolidated affiliates	287	234	195
Regulatory liabilities	3,402	3,372	3,741
Reserve for Aliso Canyon costs	3	301	7
Greenhouse gas obligations	225	—	301
Pension and other postretirement benefit plan obligations, net of plan assets	687	1,059	1,067
Deferred income taxes	3,477	2,871	2,577
Asset retirement obligations	3,375	3,113	2,923
Liabilities held for sale in discontinued operations	—	—	1,052
Deferred credits and other	2,067	2,119	2,062
Total deferred credits and other liabilities	13,523	13,069	13,925

Commitments and contingencies (Note 16)

Equity:
Preferred stock (50 million shares authorized):
Mandatory convertible preferred stock, series A (17.25 million shares outstanding at December 31, 2020 and 2019)	—	1,693	1,693
Mandatory convertible preferred stock, series B (5.75 million shares outstanding at December 31, 2020 and 2019)	—	565	565
Preferred stock, series C (0.9 million shares outstanding at December 31, 2021 and 2020)	889	889	—
Common stock (750 million shares authorized; 317 million, 288 million and 292 million shares outstanding at December 31, 2021, 2020 and 2019, respectively; no par value)	11,862	7,053	7,480
Retained earnings	13,548	13,673	11,130
Accumulated other comprehensive income (loss)	(318)	(500)	(939)
Total Sempra Energy shareholders’ equity	25,981	23,373	19,929
Preferred stock of subsidiary	20	20	20
Other noncontrolling interests	1,418	1,541	1,856
Total equity	27,419	24,934	21,805
Total liabilities and equity	$72,045	$66,623	$65,665
See Notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,463	$4,105	$2,362
Less: Income from discontinued operations, net of income tax	—	(1,850)	(363)
Income from continuing operations, net of income tax	1,463	2,255	1,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,855	1,666	1,569
Deferred income taxes and investment tax credits	(78)	159	189
Impairment losses	3	1	43
(Gain) loss on sale of assets	(36)	3	(63)
Equity earnings	(1,343)	(1,015)	(580)
Foreign currency transaction losses (gains), net	18	25	(21)
Share-based compensation expense	63	71	75
Fixed-price contracts and other derivatives	206	(7)	(11)
Other	167	139	58
Net change in other working capital components:
Accounts receivable	(599)	(328)	(97)
Due to/from unconsolidated affiliates, net	(1)	12	1
Income taxes receivable/payable, net	(38)	(94)	(166)
Inventories	(87)	(35)	(22)
Other current assets	(220)	38	(88)
Accounts payable	263	74	17
Regulatory balancing accounts, net	249	(231)	13
Reserve for Aliso Canyon costs	1,532	141	(144)
Other current liabilities	(105)	(127)	(99)
Intercompany activities with discontinued operations, net	—	—	378
Insurance receivable for Aliso Canyon costs	85	(106)	122
Distributions from investments	941	651	247
Wildfire fund, current and noncurrent	—	—	(323)
Reserve for Aliso Canyon costs, noncurrent	—	294	—
Changes in other noncurrent assets and liabilities, net	(496)	56	(399)
Net cash provided by continuing operations	3,842	3,642	2,698
Net cash (used in) provided by discontinued operations	—	(1,051)	390
Net cash provided by operating activities	3,842	2,591	3,088

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(5,015)	(4,676)	(3,708)
Expenditures for investments and acquisitions	(633)	(652)	(1,797)
Proceeds from sale of assets	38	19	899
Distributions from investments	366	761	9
Purchases of nuclear decommissioning trust assets	(961)	(1,439)	(914)
Proceeds from sales of nuclear decommissioning trust assets	961	1,439	914
Advances to unconsolidated affiliates	(8)	(92)	(16)
Repayments of advances to unconsolidated affiliates	38	7	3
Disbursement for note receivable	(305)	—	—
Intercompany activities with discontinued operations, net	—	—	8
Other	11	15	21
Net cash used in continuing operations	(5,508)	(4,618)	(4,581)
Net cash provided by (used in) discontinued operations	—	5,171	(12)
Net cash (used in) provided by investing activities	(5,508)	553	(4,593)
See Notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(1,331)	(1,174)	(993)
Preferred dividends paid	(99)	(157)	(142)
Issuances of preferred stock, net	—	891	—
Issuances of common stock, net	5	11	1,830
Repurchases of common stock	(339)	(566)	(26)
Issuances of debt (maturities greater than 90 days)	3,773	6,051	4,296
Payments on debt (maturities greater than 90 days) and finance leases	(5,489)	(5,864)	(3,667)
Increase (decrease) in short-term debt, net	1,913	(1,759)	656
Advances from unconsolidated affiliates	40	64	155
Purchases of noncontrolling interests	(224)	(248)	(30)
Proceeds from sales of noncontrolling interests, net	3,206	26	5
Contributions from noncontrolling interests, net	4	1	98
Intercompany activities with discontinued operations, net	—	—	(266)
Other	(199)	(50)	(49)
Net cash provided by (used in) continuing operations	1,260	(2,774)	1,867
Net cash provided by (used in) discontinued operations	—	401	(392)
Net cash provided by (used in) financing activities	1,260	(2,373)	1,475

Effect of exchange rate changes in continuing operations	2	—	—
Effect of exchange rate changes in discontinued operations	—	(3)	1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(3)	1

(Decrease) increase in cash, cash equivalents and restricted cash, including discontinued operations	(404)	768	(29)
Cash, cash equivalents and restricted cash, including discontinued operations, January 1	985	217	246
Cash, cash equivalents and restricted cash, including discontinued operations, December 31	$581	$985	$217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$1,163	$1,046	$1,051
Income tax payments, including discontinued operations, net of refunds	230	1,385	360

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued commercial paper proceeds	$—	$—	$67
Accrued interest receivable from unconsolidated affiliate	—	—	55
Contribution to Cameron LNG JV	—	50	—
Distribution from Cameron LNG JV	—	50	—
Increase in Cameron LNG JV investment for guarantee	22	—	—
Repayment of advances from unconsolidated affiliate in lieu of distribution	45	—	—
Accrued capital expenditures	591	535	515
Increase in finance lease obligations for investment in PP&E, net	43	77	38
Derecognized PP&E for net investment in sales-type lease	44	—	—
Increase in ARO for investment in PP&E	153	142	36
Equitization of long-term debt for deficit held by NCI	—	22	—
Accrued purchase price adjustment for sale of NCI	13	—	—
Issuance of common stock in exchange for NCI and related AOCI	1,373	—	—
Common dividends issued in stock	—	22	55
Common dividends declared but not paid	349	301	283
Conversion of mandatory convertible preferred stock	2,258	—	—
Preferred dividends declared but not paid	11	47	36
See Notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Years ended December 31, 2021, 2020 and 2019
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
Balance at December 31, 2018	$2,258	$5,540	$10,104	$(764)	$17,138	$2,110	$19,248
Adoption of ASU 2016-02			17		17		17
Adoption of ASU 2018-02			40	(42)	(2)		(2)
Adjusted balance at December 31, 2018	2,258	5,540	10,161	(806)	17,153	2,110	19,263

Net income			2,198		2,198	164	2,362
Other comprehensive loss				(133)	(133)	(7)	(140)

Share-based compensation expense		75			75		75
Dividends declared:
Series A preferred stock ($6.00/share)			(103)		(103)		(103)
Series B preferred stock ($6.75/share)			(39)		(39)		(39)
Common stock ($3.87/share)			(1,086)		(1,086)		(1,086)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		1,885			1,885		1,885
Repurchases of common stock		(26)			(26)		(26)
Noncontrolling interest activities:
Contributions						175	175
Distributions		5			5	(103)	(98)
Purchases		(3)			(3)	(27)	(30)
Sale		4			4	1	5
Acquisition						3	3
Deconsolidations						(440)	(440)
Balance at December 31, 2019	2,258	7,480	11,130	(939)	19,929	1,876	21,805
Adoption of ASU 2016-13			(7)		(7)	(2)	(9)
Adjusted balance at December 31, 2019	2,258	7,480	11,123	(939)	19,922	1,874	21,796

Net income			3,933		3,933	172	4,105
Other comprehensive income (loss)				446	446	(24)	422

Share-based compensation expense		71			71		71
Dividends declared:
Series A preferred stock ($6.00/share)			(104)		(104)		(104)
Series B preferred stock ($6.75/share)			(39)		(39)		(39)
Series C preferred stock ($27.90/share)			(25)		(25)		(25)
Common stock ($4.18/share)			(1,214)		(1,214)		(1,214)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuance of Series C preferred stock	889				889		889
Issuances of common stock		33			33		33
Repurchases of common stock		(566)			(566)		(566)
Noncontrolling interest activities:
Contributions						1	1
Distributions						(1)	(1)
Purchases		34		(7)	27	(275)	(248)
Sale		1			1	27	28
Acquisition						1	1
Equitization of long-term debt for deficit held by NCI						22	22
Deconsolidation						(236)	(236)
Balance at December 31, 2020	3,147	7,053	13,673	(500)	23,373	1,561	24,934
See Notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Dollars in millions)
	Years ended December 31, 2021, 2020 and 2019
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
Balance at December 31, 2020	$3,147	$7,053	$13,673	$(500)	$23,373	$1,561	$24,934

Net income			1,318		1,318	145	1,463
Other comprehensive income				160	160	11	171

Share-based compensation expense		63			63		63
Dividends declared:
Series B preferred stock ($3.38/share)			(19)		(19)		(19)
Series C preferred stock ($48.75/share)			(44)		(44)		(44)
Common stock ($4.40/share)			(1,379)		(1,379)		(1,379)
Preferred dividends of subsidiary			(1)		(1)		(1)
Conversion of series A preferred stock	(1,693)	1,693			—		—
Conversion of series B preferred stock	(565)	565			—		—
Issuances of common stock		5			5		5
Repurchases of common stock		(339)			(339)		(339)
Noncontrolling interest activities:
Contributions						4	4
Purchases		1,459		(44)	1,415	(1,567)	(152)
Sales		1,363		66	1,429	1,283	2,712
Deconsolidation						1	1
Balance at December 31, 2021	$889	$11,862	$13,548	$(318)	$25,981	$1,438	$27,419
See Notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Operating revenues
Electric	$4,666	$4,619	$4,267
Natural gas	838	694	658
Total operating revenues	5,504	5,313	4,925
Operating expenses
Cost of electric fuel and purchased power	1,069	1,191	1,194
Cost of natural gas	242	162	176
Operation and maintenance	1,587	1,455	1,181
Depreciation and amortization	889	801	760
Franchise fees and other taxes	350	331	301
Total operating expenses	4,137	3,940	3,612
Operating income	1,367	1,373	1,313
Other income, net	64	52	39
Interest income	1	2	4
Interest expense	(412)	(413)	(411)
Income before income taxes	1,020	1,014	945
Income tax expense	(201)	(190)	(171)
Net income	819	824	774
Earnings attributable to noncontrolling interest	—	—	(7)
Earnings attributable to common shares	$819	$824	$767
See Notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2021, 2020 and 2019
	SDG&E shareholder's equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interest (after tax)	Total
2021:
Net income/Comprehensive income	$1,020	$(201)	$819	$—	$819
2020:
Net income	$1,014	$(190)	$824	$—	$824
Other comprehensive income (loss):
Pension and other postretirement benefits	8	(2)	6	—	6
Total other comprehensive income	8	(2)	6	—	6
Comprehensive income	$1,022	$(192)	$830	$—	$830
2019:
Net income	$938	$(171)	$767	$7	$774
Other comprehensive income (loss):
Financial instruments	—	—	—	2	2
Pension and other postretirement benefits	(6)	2	(4)	—	(4)
Total other comprehensive (loss) income	(6)	2	(4)	2	(2)
Comprehensive income	$932	$(169)	$763	$9	$772
See Notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31,
	2021	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$25	$262	$10
Accounts receivable – trade, net	715	573	398
Accounts receivable – other, net	78	143	119
Income taxes receivable, net	9	—	128
Inventories	123	104	94
Prepaid expenses	174	153	120
Regulatory assets	231	174	209
Greenhouse gas allowances	13	113	13
Other current assets	63	78	67
Total current assets	1,431	1,600	1,158

Other assets:
Regulatory assets	786	534	440
Greenhouse gas allowances	111	83	189
Nuclear decommissioning trusts	1,012	1,019	1,082
Right-of-use assets – operating leases	185	102	130
Wildfire fund	331	363	392
Other long-term assets	154	189	202
Total other assets	2,579	2,290	2,435

Property, plant and equipment:
Property, plant and equipment	26,456	24,436	22,504
Less accumulated depreciation and amortization	(6,408)	(6,015)	(5,537)
Property, plant and equipment, net	20,048	18,421	16,967
Total assets	$24,058	$22,311	$20,560
See Notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2021	2020	2019
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$776	$—	$80
Accounts payable	588	553	496
Due to unconsolidated affiliates	97	64	53
Accrued compensation and benefits	148	135	138
Regulatory liabilities	14	61	76
Current portion of long-term debt and finance leases	49	611	56
Customer deposits	30	56	74
Greenhouse gas obligations	13	113	13
Asset retirement obligations	86	117	95
Other current liabilities	310	301	229
Total current liabilities	2,111	2,011	1,310

Long-term debt and finance leases	7,581	6,866	6,306

Deferred credits and other liabilities:
Regulatory liabilities	2,302	2,195	2,319
Greenhouse gas obligations	31	—	62
Pension obligation, net of plan assets	25	92	153
Deferred income taxes	2,275	2,019	1,848
Asset retirement obligations	804	759	771
Deferred credits and other	680	639	691
Total deferred credits and other liabilities	6,117	5,704	5,844

Commitments and contingencies (Note 16)

Shareholder’s equity:
Preferred stock (45 million shares authorized; none issued)	—	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660	1,660
Retained earnings	6,599	6,080	5,456
Accumulated other comprehensive income (loss)	(10)	(10)	(16)
Total shareholder’s equity	8,249	7,730	7,100
Total liabilities and shareholder’s equity	$24,058	$22,311	$20,560
See Notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$819	$824	$774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	889	801	760
Deferred income taxes and investment tax credits	153	35	105
Other	(14)	27	13
Net change in other working capital components:
Accounts receivable	(105)	(134)	(15)
Due to/from unconsolidated affiliates, net	33	11	(8)
Income taxes receivable/payable, net	(20)	129	(126)
Inventories	(19)	(10)	4
Other current assets	—	4	(19)
Accounts payable	7	31	32
Regulatory balancing accounts, net	(57)	(71)	(101)
Other current liabilities	(92)	(100)	4
Wildfire fund, current and noncurrent	—	—	(323)
Changes in other noncurrent assets and liabilities, net	(218)	(158)	(10)
Net cash provided by operating activities	1,376	1,389	1,090

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,220)	(1,942)	(1,522)
Purchases of nuclear decommissioning trust assets	(961)	(1,439)	(914)
Proceeds from sales of nuclear decommissioning trust assets	961	1,439	914
Other	7	8	—
Net cash used in investing activities	(2,213)	(1,934)	(1,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(300)	(200)	—
Equity contribution from Sempra Energy	—	—	322
Issuances of debt (maturities greater than 90 days)	1,120	1,598	400
Payments on debt maturities (greater than 90 days) and finance leases	(613)	(510)	(274)
Increase (decrease) in short-term debt, net	401	(80)	(211)
Contributions from noncontrolling interest, net	—	—	172
Debt issuance costs	(8)	(11)	(4)
Net cash provided by financing activities	600	797	405

(Decrease) increase in cash, cash equivalents and restricted cash	(237)	252	(27)
Cash, cash equivalents and restricted cash, January 1	262	10	37
Cash and cash equivalents, December 31	$25	$262	$10

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$402	$404	$405
Income tax payments, net of refunds	67	25	191

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$228	$199	$174
Increase in finance lease obligations for investment in PP&E	24	30	16
Increase (decrease) in ARO for investment in PP&E	14	31	(1)
See Notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Years ended December 31, 2021, 2020 and 2019
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	SDG&E shareholder's equity	Noncontrolling interest	Total equity
Balance at December 31, 2018	$1,338	$4,687	$(10)	$6,015	$100	$6,115
Adoption of ASU 2018-02		2	(2)	—		—
Adjusted Balance at December 31, 2018	1,338	4,689	(12)	6,015	100	6,115

Net income		767		767	7	774
Other comprehensive (loss) income			(4)	(4)	2	(2)

Equity contribution from Sempra Energy	322			322		322
Noncontrolling interest activities:
Contributions					175	175
Distributions					(3)	(3)
Deconsolidation					(281)	(281)
Balance at December 31, 2019	1,660	5,456	(16)	7,100	—	7,100

Net income		824		824		824
Other comprehensive income			6	6		6

Common stock dividends declared ($1.72/share)		(200)		(200)		(200)
Balance at December 31, 2020	1,660	6,080	(10)	7,730		7,730

Net income		819		819		819

Common stock dividends declared ($2.57/share)		(300)		(300)		(300)
Balance at December 31, 2021	$1,660	$6,599	$(10)	$8,249	$—	$8,249
See Notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Operating revenues	$5,515	$4,748	$4,525
Operating expenses
Cost of natural gas	1,369	783	977
Operation and maintenance	2,180	2,029	1,780
Aliso Canyon litigation and regulatory matters	1,593	307	—
Depreciation and amortization	716	654	602
Franchise fees and other taxes	223	190	173
Impairment losses	—	—	37
Total operating expenses	6,081	3,963	3,569
Operating (loss) income	(566)	785	956
Other expense, net	(14)	(28)	(55)
Interest income	1	2	2
Interest expense	(157)	(158)	(141)
(Loss) income before income taxes	(736)	601	762
Income tax benefit (expense)	310	(96)	(120)
Net (loss) income	(426)	505	642
Preferred dividends	(1)	(1)	(1)
(Losses) earnings attributable to common shares	$(427)	$504	$641
See Notes to Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2021, 2020 and 2019
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
2021:
Net loss/Comprehensive loss	$(736)	$310	$(426)
2020:
Net income	$601	$(96)	$505
Other comprehensive income (loss):
Pension and other postretirement benefits	(12)	4	(8)
Total other comprehensive loss	(12)	4	(8)
Comprehensive income	$589	$(92)	$497
2019:
Net income	$762	$(120)	$642
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	1	(1)	—
Total other comprehensive income	2	(1)	1
Comprehensive income	$764	$(121)	$643
See Notes to Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
BALANCE SHEETS
(Dollars in millions)
	December 31,
	2021	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$37	$4	$10
Accounts receivable – trade, net	1,084	786	710
Accounts receivable – other, net	58	64	87
Due from unconsolidated affiliates	49	22	11
Income taxes receivable, net	23	—	161
Inventories	172	153	136
Regulatory assets	40	16	7
Greenhouse gas allowances	75	390	52
Other current assets	61	47	44
Total current assets	1,599	1,482	1,218

Other assets:
Regulatory assets	1,148	1,208	1,407
Insurance receivable for Aliso Canyon costs	360	445	339
Greenhouse gas allowances	290	9	248
Right-of-use assets – operating leases	57	74	94
Other long-term assets	627	499	447
Total other assets	2,482	2,235	2,535

Property, plant and equipment:
Property, plant and equipment	23,104	21,180	19,362
Less accumulated depreciation and amortization	(6,861)	(6,437)	(6,038)
Property, plant and equipment, net	16,243	14,743	13,324
Total assets	$20,324	$18,460	$17,077
See Notes to Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2021	2020	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$385	$113	$630
Accounts payable – trade	775	600	545
Accounts payable – other	142	122	110
Due to unconsolidated affiliates	36	31	47
Accrued compensation and benefits	202	189	182
Regulatory liabilities	345	79	243
Current portion of long-term debt and finance leases	11	10	6
Customer deposits	13	48	71
Reserve for Aliso Canyon costs	1,980	150	9
Greenhouse gas obligations	75	390	52
Asset retirement obligations	77	59	65
Other current liabilities	271	291	222
Total current liabilities	4,312	2,082	2,182

Long-term debt and finance leases	4,773	4,763	3,788

Deferred credits and other liabilities:
Regulatory liabilities	1,100	1,177	1,422
Reserve for Aliso Canyon costs	3	301	7
Greenhouse gas obligations	174	—	208
Pension obligation, net of plan assets	551	853	785
Deferred income taxes	1,039	1,406	1,403
Asset retirement obligations	2,505	2,309	2,112
Deferred credits and other	425	425	422
Total deferred credits and other liabilities	5,797	6,471	6,359

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	1,666	866	866
Retained earnings	3,785	4,287	3,883
Accumulated other comprehensive income (loss)	(31)	(31)	(23)
Total shareholders’ equity	5,442	5,144	4,748
Total liabilities and shareholders’ equity	$20,324	$18,460	$17,077
See Notes to Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(426)	$505	$642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	716	654	602
Deferred income taxes and investment tax credits	(494)	(112)	88
Impairment losses	—	—	37
Other	19	59	(5)
Net change in working capital components:
Accounts receivable	(383)	(101)	(73)
Due to/from unconsolidated affiliates, net	(25)	(27)	(1)
Income taxes receivable/payable, net	(43)	189	(156)
Inventories	(18)	(19)	1
Other current assets	(21)	(12)	(9)
Accounts payable	181	64	(7)
Regulatory balancing accounts, net	306	(160)	114
Reserve for Aliso Canyon costs	1,532	141	(144)
Other current liabilities	(92)	(21)	(21)
Insurance receivable for Aliso Canyon costs	85	(106)	122
Reserve for Aliso Canyon costs, noncurrent	—	294	—
Changes in other noncurrent assets and liabilities, net	(304)	178	(322)
Net cash provided by operating activities	1,033	1,526	868

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,984)	(1,843)	(1,439)
Other	—	—	1
Net cash used in investing activities	(1,984)	(1,843)	(1,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(75)	(100)	(150)
Preferred dividends paid	(1)	(1)	(1)
Equity contribution from Sempra Energy	800	—	—
Issuances of debt (maturities greater than 90 days)	—	949	349
Payments on finance leases	(12)	(12)	(6)
Increase (decrease) in short-term debt, net	272	(517)	374
Debt issuance costs	—	(8)	(4)
Net cash provided by financing activities	984	311	562

Increase (decrease) in cash and cash equivalents	33	(6)	(8)
Cash and cash equivalents, January 1	4	10	18
Cash and cash equivalents, December 31	$37	$4	$10

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$151	$146	$126
Income tax payments, net of refunds	227	19	188

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$222	$208	$205
Increase in finance lease obligations for investment in PP&E	19	47	22
Increase in ARO for investment in PP&E	125	107	35
See Notes to Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Years ended December 31, 2021, 2020 and 2019
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2018	$22	$866	$3,390	$(20)	$4,258
Adoption of ASU 2018-02			2	(4)	(2)
Adjusted balance at December 31, 2018	22	866	3,392	(24)	4,256

Net income			642		642
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Common stock ($1.64/share)			(150)		(150)
Balance at December 31, 2019	22	866	3,883	(23)	4,748

Net income			505		505
Other comprehensive loss				(8)	(8)

Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Common stock ($1.10/share)			(100)		(100)
Balance at December 31, 2020	22	866	4,287	(31)	5,144

Net loss			(426)		(426)

Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Common stock ($0.82/share)			(75)		(75)
Equity contribution from Sempra Energy		800			800
Balance at December 31, 2021	$22	$1,666	$3,785	$(31)	$5,442
See Notes to Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND OTHER FINANCIAL DATA

PRINCIPLES OF CONSOLIDATION
Sempra
Sempra’s Consolidated Financial Statements include the accounts of Sempra Energy, a California-based holding company doing business as Sempra, and its consolidated entities. In the fourth quarter of 2021, we formed Sempra Infrastructure, a new segment that includes the operating companies of our subsidiary, SI Partners, as well as a holding company and certain services companies. Through an internal reorganization, we consolidated the assets of our LNG business (previously included in our Sempra LNG segment) and our ownership of IEnova (previously included in our Sempra Mexico segment) under Sempra Global (previously included in Parent and other), which was renamed SI Partners. This reorganization simplifies Sempra’s ownership and management of its non-utility, energy infrastructure assets in North America by consolidating them under a single platform. As a result, the Sempra LNG and Sempra Mexico segments no longer exist. Our historical segment disclosures have been restated to conform with the current presentation, so that all discussions of our reportable segments reflect the revised segment information of our four separate reportable segments, which we discuss in Note 17. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
SDG&E
SDG&E’s Consolidated Financial Statements include its accounts and the accounts of a VIE of which SDG&E was the primary beneficiary until August 23, 2019, at which time SDG&E deconsolidated the VIE, as we discuss below in “Variable Interest Entities.” SDG&E’s common stock is wholly owned by Enova, which is a wholly owned subsidiary of Sempra.
SoCalGas
SoCalGas’ common stock is wholly owned by PE, which is a wholly owned subsidiary of Sempra.
BASIS OF PRESENTATION
This is a combined report of Sempra, SDG&E and SoCalGas. We provide separate information for SDG&E and SoCalGas as required. References in this report to “we,” “our,” “us” and “Sempra” are to Sempra and its consolidated entities, collectively, unless otherwise stated or indicated by the context. We sometimes refer to SDG&E and SoCalGas collectively as Sempra California. SI Partners (formerly Sempra Global) is the holding company for our subsidiaries that are not subject to California or Texas utility regulation. We have eliminated intercompany accounts and transactions within the consolidated financial statements of each reporting entity.
Throughout these Notes, we refer to the following as Consolidated Financial Statements and Notes to Consolidated Financial Statements when discussed together or collectively:
▪the Consolidated Financial Statements and related Notes of Sempra;
▪the Consolidated Financial Statements and related Notes of SDG&E; and
▪the Financial Statements and related Notes of SoCalGas.
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
Discontinued Operations
We completed the sales of our equity interests in our Peruvian businesses in April 2020 and our Chilean businesses in June 2020. We determined that these businesses, which previously constituted the Sempra South American Utilities segment, and certain activities associated with these businesses, met the held-for-sale criteria upon our decision to sell them in January 2019. These businesses are presented as discontinued operations, which we discuss further in Note 5. Our discussions in the Notes below relate only to our continuing operations unless otherwise noted.
Subsequent Events
We evaluated events and transactions that occurred after December 31, 2021 through the date the financial statements were issued, and in the opinion of management, the accompanying statements reflect all adjustments and disclosures necessary for a fair presentation.

REGULATED OPERATIONS
SDG&E’s and SoCalGas’ accounting policies and financial statements reflect the application of U.S. GAAP provisions governing rate-regulated operations and the policies of the CPUC and the FERC. Under these provisions, a regulated utility records regulatory assets, which are generally costs that would otherwise be charged to expense, if it is probable that, through the ratemaking process, the utility will recover those assets from customers. To the extent that recovery is no longer probable, the related regulatory assets are written off. Regulatory liabilities generally represent amounts collected from customers in advance of the actual expenditure by the utility. If the actual expenditures are less than amounts previously collected from ratepayers, the excess would be refunded to customers, generally by reducing future rates. Regulatory liabilities may also arise from other transactions such as unrealized gains on fixed price contracts and other derivatives or certain deferred income tax benefits that are passed through to customers in future rates. In addition, SDG&E and SoCalGas record regulatory liabilities when the CPUC or, in the case of SDG&E, the FERC, requires a refund to be made to customers or has required that a gain or other transaction of net allowable costs be given to customers over future periods.
Determining probability of recovery of regulatory assets requires judgment by management and may include, but is not limited to, consideration of:
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
Sempra Infrastructure’s natural gas distribution utility, Ecogas, also applies U.S. GAAP for rate-regulated utilities to its operations, including the same evaluation of probability of recovery of regulatory assets described above.
Our Sempra Texas Utilities segment is comprised of our equity method investments in Oncor Holdings, which owns an 80.25% interest in Oncor, and Sharyland Holdings, which owns 100% of Sharyland Utilities. Oncor and Sharyland Utilities are regulated electric transmission and distribution utilities in Texas and their rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and earnings oversight. Oncor and Sharyland Utilities prepare their financial statements in accordance with the provisions of U.S. GAAP governing rate-regulated operations.
Our Sempra Infrastructure segment includes the operating companies of our subsidiary, IEnova, as well as certain holding companies and risk management activity. Certain business activities at IEnova are regulated by the CRE and meet the regulatory accounting requirements of U.S. GAAP. Pipeline projects currently under construction at IEnova that meet the regulatory accounting requirements of U.S. GAAP record the impact of AFUDC related to equity. We discuss AFUDC below in “Property, Plant and Equipment.”

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
Level 1 – Pricing inputs are unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 financial instruments primarily consist of listed equities, short-term investments, and U.S. government treasury securities, primarily in the NDT and benefit plan trusts, and exchange-traded derivatives.
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
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Our Level 3 financial instruments consist of CRRs and fixed-price electricity positions at SDG&E and the Support Agreement at Sempra Infrastructure.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase.
Restricted cash includes:
▪for Sempra Infrastructure, funds denominated in Mexican pesos to pay for rights-of-way, license fees, permits, topographic surveys and other costs pursuant to trust and debt agreements related to pipeline projects
▪for Parent and other, funds held in a delisting trust for the purpose of purchasing the remaining publicly owned IEnova shares
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Sempra’s Consolidated Balance Sheets to the sum of such amounts reported on Sempra’s Consolidated Statements of Cash Flows.

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	At December 31,
	2021	2020	2019
Cash and cash equivalents	$559	$960	$108
Restricted cash, current	19	22	31
Restricted cash, noncurrent	3	3	3
Cash, cash equivalents and restricted cash in discontinued operations	—	—	75
Total cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows	$581	$985	$217

In Sempra’s Consolidated Statement of Cash Flows for the year ended December 31, 2020, the ending cash, cash equivalents and restricted cash balance in discontinued operations of $4.6 billion is considered to be cash, cash equivalents and restricted cash for continuing operations following the sales of the South American businesses.

CREDIT LOSSES
We are exposed to credit losses from financial assets measured at amortized cost, including trade and other accounts receivable, amounts due from unconsolidated affiliates, our net investment in a sales-type lease and a note receivable. We are also exposed to credit losses from off-balance sheet arrangements through Sempra’s guarantee related to Cameron LNG JV’s SDSRA, which we discuss in Note 6.
We regularly monitor and evaluate credit losses and record allowances for expected credit losses, if necessary, for trade and other accounts receivable using a combination of factors, including past-due status based on contractual terms, trends in write-offs, the age of the receivables and customer payment patterns, historical and industry trends, counterparty creditworthiness, economic conditions and specific events, such as bankruptcies, pandemics and other factors. We write off financial assets measured at amortized cost in the period in which we determine they are not recoverable. We record recoveries of amounts previously written off when it is known that they will be recovered.
In connection with the COVID-19 pandemic and at the direction of the CPUC, SDG&E and SoCalGas implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for all customers (except for SoCalGas’ noncore customers), waiving late payment fees, and offering flexible payment plans. At the CPUC’s direction, SDG&E and SoCalGas are automatically enrolling residential and small business customers with past-due balances in long-term repayment plans.
As we discuss in Note 4, the CPUC authorized SDG&E and SoCalGas to track and request recovery of incremental costs, including uncollectible expenses, associated with complying with customer protection measures ordered by the CPUC related to the COVID-19 pandemic.
In connection with a separate CPUC decision addressing residential service disconnections, SDG&E and SoCalGas each established a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills, including as a result of the relief from outstanding utility bill amounts provided under the AMP, as we discuss in Note 4.
In 2021, SDG&E and SoCalGas applied, on behalf of their customers, for financial assistance from the California Department of Community Services and Development under the California Arrearage Payment Program, which provided funds of $63 million and $79 million for SDG&E and SoCalGas, respectively. In the first quarter of 2022, SDG&E and SoCalGas received and will apply the amounts directly to eligible customer accounts to reduce past due balances.
We provide below allowances and changes in allowances for credit losses for trade receivables and other receivables. SDG&E and SoCalGas record changes in the allowances for credit losses related to Accounts Receivable – Trade in regulatory accounts.

RECEIVABLES – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra:
Allowances for credit losses at January 1	$138	$29	$21
Incremental allowance upon adoption of ASU 2016-13	—	1	—
Provisions for expected credit losses	45	124	22
Write-offs	(47)	(16)	(14)
Allowances for credit losses at December 31	$136	$138	$29
SDG&E:
Allowances for credit losses at January 1	$69	$14	$11
Provisions for expected credit losses	23	65	10
Write-offs	(26)	(10)	(7)
Allowances for credit losses at December 31	$66	$69	$14
SoCalGas:
Allowances for credit losses at January 1	$68	$15	$10
Provisions for expected credit losses	22	59	12
Write-offs	(21)	(6)	(7)
Allowances for credit losses at December 31	$69	$68	$15

Allowances for credit losses are included in the Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	December 31,
	2021	2020	2019
Sempra:
Accounts receivable – trade, net	$94	$111	$7
Accounts receivable – other, net	39	27	22
Other long-term assets	3	—	—
Total allowances for credit losses	$136	$138	$29
SDG&E:
Accounts receivable – trade, net	$42	$55	$4
Accounts receivable – other, net	22	14	10
Other long-term assets	2	—	—
Total allowances for credit losses	$66	$69	$14
SoCalGas:
Accounts receivable – trade, net	$51	$55	$3
Accounts receivable – other, net	17	13	12
Other long-term assets	1	—	—
Total allowances for credit losses	$69	$68	$15
As we discuss below in “Transactions with Affiliates,” we have loans due from unconsolidated affiliates with varying tenors, interest rates and currencies. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on amounts due from unconsolidated affiliates, if necessary, based on credit quality indicators such as external credit ratings, published default rate studies, the maturity date of the instrument and past delinquencies. However, we do not record allowances for expected credit losses related to accrued interest receivable on loans due from unconsolidated affiliates because we write off such amounts, if any, through a reversal of interest income in the period we determine such amounts are uncollectible. In the absence of external credit ratings, we may utilize an internally developed credit rating based on our analysis of a counterparty’s financial statements to determine our expected credit losses. At December 31, 2021 and 2020, $1 million and $3 million, respectively, of expected credit losses are included in noncurrent Due From Unconsolidated Affiliates on Sempra’s Consolidated Balance Sheets.
As we discuss below in “Note Receivable,” Sempra loaned $300 million to KKR in exchange for an interest-bearing promissory note. We evaluate credit losses and record allowances for expected credit losses on this note receivable based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At December 31, 2021, $8 million of expected credit losses is included in Other Long-Term Assets on Sempra’s Consolidated Balance Sheet.

As we discuss below in Note 6, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. At December 31, 2021, expected credit losses of $7 million related to this guarantee are included in Deferred Credits and Other on Sempra’s Consolidated Balance Sheet.
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

INVENTORIES
SDG&E and SoCalGas value natural gas inventory using the last-in first-out method. As inventories are sold, differences between the last-in first-out valuation and the estimated replacement cost are reflected in customer rates. These differences are generally temporary, but may become permanent if the natural gas inventory withdrawn from storage during the year is not replaced by year end. SDG&E and SoCalGas generally value materials and supplies at the lower of average cost or net realizable value.
Sempra Infrastructure values natural gas inventory and materials and supplies at the lower of average cost or net realizable value, and LNG inventory using the first-in first-out method.
The components of inventories are as follows:

INVENTORY BALANCES AT DECEMBER 31
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Natural gas	$164	$118	$110	$—	$—	$1	$114	$94	$90
LNG	27	7	9	—	—	—	—	—	—
Materials and supplies	198	183	158	123	104	93	58	59	46
Total	$389	$308	$277	$123	$104	$94	$172	$153	$136
NOTE RECEIVABLE
In connection with the KKR Purchase Agreement, which we define and discuss below in “Noncontrolling Interests,” we entered into an accommodation and support agreement under which KKR issued a $300 million interest bearing promissory note to Sempra in exchange for cash. Loan-related transaction costs incurred by KKR totaled $5 million, which were reimbursed by Sempra per the terms of the agreement. The promissory note is due to be repaid in full no later than October 1, 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR. At December 31, 2021, Other Long-Term Assets includes $297 million of outstanding principal, net of allowance for credit losses, and Other Current Assets includes $3 million of interest receivable on Sempra’s Consolidated Balance Sheet.

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
If an IOU has maintained a valid annual safety certification, to the extent it is found to be imprudent, claims will be reimbursable by the IOU to the Wildfire Fund up to a cap based on the IOU’s rate base. The aggregate requirement to reimburse the Wildfire Fund over a trailing three calendar year period is capped at 20% of the equity portion of an IOU’s electric transmission and distribution rate base in the year of the prudency determination. Based on its 2021 rate base, the liability cap for SDG&E is approximately $1.1 billion, which is adjusted annually. The liability cap will apply on a rolling three-year basis so long as future annual safety certifications are received and the Wildfire Fund has not been terminated, which could occur if funds are exhausted. Amounts in excess of the liability cap and amounts that are determined to be prudently incurred do not need to be reimbursed by an IOU to the Wildfire Fund. The Wildfire Fund does not have a specified term and coverage will continue until the assets of the Wildfire Fund are exhausted and the Wildfire Fund is terminated, in which case, the remaining funds, if any, will be transferred to California’s general fund to be used for fire risk mitigation programs.
In July 2021, the CPUC approved SDG&E’s 2021 Wildfire Mitigation Plan. In July 2021, the CPUC’s Wildfire Safety Division became the OEIS under the California Natural Resources Agency. As successor to the Wildfire Safety Division, the OEIS maintains the duties and responsibilities of the former Wildfire Safety Division with respect to Wildfire Mitigation Plans. The 2021 Wildfire Mitigation Plan is effective until the OEIS approves a new plan. In December 2021, SDG&E received its 2021 wildfire safety certification from the OEIS, which is valid for 12 months from the issue date.
The Wildfire Fund was initially funded up to $10.5 billion by a loan from the State of California Surplus Money Investment Fund. The loan is financed through a DWR bond, which was put in place on October 1, 2020 and is securitized through a dedicated surcharge on ratepayers’ bills attributable to the DWR. In October 2019, the CPUC adopted a decision authorizing a non-bypassable charge to be collected by the IOUs to support the anticipated DWR bond issuance authorized by AB 1054. The CPUC decision also determined that ratepayers of non-participating electrical corporations shall not pay the non-bypassable charge.
The Wildfire Fund was also funded by initial shareholder contributions from the IOUs totaling $7.5 billion. SDG&E’s share was $322.5 million. The IOUs are also required to make annual shareholder contributions to the Wildfire Fund with an aggregate value of $3 billion over a 10-year period starting in 2019. SDG&E’s share is $129 million. The contributions are not subject to rate recovery.

In a complaint filed in U.S. District Court for the Northern District of California in July 2019, plaintiffs seek to invalidate AB 1054 based on allegations that the legislation violates federal law. The district court and, subsequently, the U.S. Court of Appeals for the Ninth Circuit dismissed the complaint.
Wildfire Fund Asset and Obligation
In 2019, SDG&E recorded both a Wildfire Fund asset and a related obligation for its commitment to make shareholder contributions of $451.5 million to the Wildfire Fund, measured at present value as of July 25, 2019 (the date by which both Edison and SDG&E opted to contribute to the Wildfire Fund). SDG&E paid its initial shareholder contribution of $322.5 million to the Wildfire Fund in September 2019. SDG&E funded this contribution with proceeds from an equity contribution from Sempra. SDG&E expects to continue to make annual shareholder contributions of $12.9 million through December 31, 2028. SDG&E accretes the present value of the Wildfire Fund obligation until the liability is settled.
SDG&E is amortizing the Wildfire Fund asset on a straight-line basis over the estimated period of benefit, as adjusted for utilization by the IOUs. The estimated period of benefit of the Wildfire Fund asset is 15 years and is based on several assumptions, including, but not limited to:
▪historical wildfire experience of each IOU in the State of California, including frequency and severity of the wildfires
▪the value of property potentially damaged by wildfires
▪the effectiveness of wildfire risk mitigation efforts by each IOU
▪liability cap of each IOU
▪IOU prudency determination levels
▪FERC jurisdictional allocation levels
▪insurance coverage levels
The use of different assumptions, or changes to the assumptions used, could have a significant impact on the estimated period of benefit of the Wildfire Fund asset. SDG&E periodically evaluates the estimated period of benefit of the Wildfire Fund asset based on actual experience and changes in these assumptions. SDG&E recognizes a reduction of its Wildfire Fund asset and records a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from any of the participating IOUs. Wildfire claims that are recoverable from the Wildfire Fund, net of anticipated or actual reimbursement to the Wildfire Fund by the responsible IOU, decrease the Wildfire Fund asset and remaining available coverage.
The following table summarizes the location of balances related to the Wildfire Fund on Sempra’s and SDG&E’s Consolidated Balance Sheets and Consolidated Statements of Operations.

WILDFIRE FUND
(Dollars in millions)
		December 31,
	Location	2021	2020	2019
Wildfire Fund asset:
Current	Prepaid Expenses	$29	$29	$29
Noncurrent	Wildfire Fund	331	363	392
Wildfire Fund obligation:
Current	Other Current Liabilities	$13	$13	$13
Noncurrent	Deferred Credits and Other	64	75	86
		Years ended December 31,
		2021	2020	2019
Amortization of Wildfire Fund asset	Operation and Maintenance	$29	$29	$12
Impairment of Wildfire Fund asset	Impairment Losses(1)	3	—	—
Accretion of Wildfire Fund obligation	Operation and Maintenance	2	2	1
(1)    Included in O&M for SDG&E.

INCOME TAXES
Income tax expense includes current and deferred income taxes. We record deferred income taxes for temporary differences between the book and the tax basis of assets and liabilities. Investment tax credits from prior years are amortized to income by SDG&E and SoCalGas over the estimated service lives of the properties as required by the CPUC.

Under the regulatory accounting treatment required for flow-through temporary differences, SDG&E, SoCalGas and Sempra Infrastructure recognize:
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
We accrue income tax to the extent we intend to repatriate cash to the U.S. from our continuing international operations. We currently do not record deferred income taxes for other basis differences between financial statement and income tax investment amounts in non-U.S. subsidiaries because they are indefinitely reinvested. We recognize income tax expense for basis differences related to global intangible low-taxed income as a period cost if and when incurred.
We provide additional information about income taxes in Note 8.
GREENHOUSE GAS ALLOWANCES AND OBLIGATIONS
SDG&E, SoCalGas and Sempra Infrastructure are required by AB 32 to acquire GHG allowances for every metric ton of carbon dioxide equivalent emitted into the atmosphere during electric generation and natural gas transportation. At SDG&E and SoCalGas, many GHG allowances are allocated to us on behalf of our customers at no cost. We record purchased and allocated GHG allowances at the lower of weighted-average cost or market. We measure the compliance obligation, which is based on emissions, at the carrying value of allowances held plus the fair value of additional allowances necessary to satisfy the obligation. SDG&E and SoCalGas balance costs and revenues associated with the GHG program through regulatory balancing accounts. Sempra Infrastructure records the cost of GHG obligations in cost of sales. We remove the assets and liabilities from the balance sheets as the allowances are surrendered.

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

PROPERTY, PLANT AND EQUIPMENT
PP&E is recorded at cost and primarily represents the buildings, equipment and other facilities used by SDG&E and SoCalGas to provide natural gas and electric utility services, and by the Sempra Infrastructure businesses in their operations, including construction work in progress. PP&E also includes lease improvements and other equipment at Parent and other. Our plant costs include labor, materials and contract services and expenditures for replacement parts incurred during a major maintenance outage of a plant. In addition, the cost of utility plant at our rate-regulated businesses and PP&E under regulated projects that meet the regulatory accounting requirements of U.S. GAAP includes AFUDC. The cost of PP&E for our non-regulated projects includes capitalized interest. Maintenance costs are expensed as incurred. The cost of most retired depreciable utility plant assets less salvage value is charged to accumulated depreciation. We discuss assets collateralized as security for certain indebtedness in Note 7.

PROPERTY, PLANT AND EQUIPMENT BY MAJOR FUNCTIONAL CATEGORY
(Dollars in millions)
	December 31,			Depreciation rates for years ended December 31,
	2021	2020	2019	2021	2020	2019
SDG&E:
Natural gas operations	$3,200	$2,805	$2,534	2.55%	2.51%	2.47%
Electric distribution	9,471	8,592	7,985	3.93	3.90	3.94
Electric transmission(1)	7,577	7,156	6,577	3.02	3.10	2.79
Electric generation	2,446	2,440	2,415	4.74	4.56	4.50
Other electric	2,100	1,743	1,492	7.23	6.92	6.61
Construction work in progress(1)	1,662	1,700	1,501	NA	NA	NA
Total SDG&E	26,456	24,436	22,504
SoCalGas:
Natural gas operations	21,894	19,961	18,370	3.65	3.63	3.60
Other non-utility	50	45	34	2.23	3.80	5.08
Construction work in progress	1,160	1,174	958	NA	NA	NA
Total SoCalGas	23,104	21,180	19,362

Sempra Infrastructure and parent(2):				Estimated useful lives		Weighted-average useful life
Land and land rights	291	283	278	16 to 50 years(3)		36
Machinery and equipment:
Pipelines and storage	3,698	3,482	3,596	5 to 50 years		42
Generating plants	1,659	1,288	1,154	11 to 30 years		27
LNG terminals	1,138	1,138	1,134	43 years		43
Liquid fuels terminals	420	—	—	37 years		37
Other	370	359	180	3 to 50 years		13
Construction work in progress	1,494	1,514	895	NA		NA
Other	310	248	226	4 to 50 years		21
	9,380	8,312	7,463
Total Sempra	$58,940	$53,928	$49,329
(1)    At December 31, 2021, includes $542 in electric transmission assets and $5 in construction work in progress related to SDG&E’s 86% interest in the Southwest Powerlink transmission line, jointly owned by SDG&E with other utilities. SDG&E, and each of the other owners, holds its undivided interest as a tenant in common in the property. Each owner is responsible for its share of the project and participates in decisions concerning operations and capital expenditures. SDG&E’s share of operating expenses is included in Sempra’s and SDG&E’s Consolidated Statements of Operations.
(2)    Includes $211, $191 and $178 at December 31, 2021, 2020, and 2019, respectively, of utility plant, primarily pipelines and other distribution assets at Ecogas.
(3)    Estimated useful lives are for land rights.

Depreciation expense is computed using the straight-line method over the asset’s estimated composite useful life, the CPUC-prescribed period for SDG&E and SoCalGas, or the remaining term of the site leases, whichever is shortest.

DEPRECIATION EXPENSE
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra	$1,833	$1,646	$1,551
SDG&E	884	797	757
SoCalGas	711	649	598

ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in millions)
	December 31,
	2021	2020	2019
SDG&E:
Accumulated depreciation:
Natural gas operations	$919	$870	$832
Electric transmission, distribution and generation(1)	5,489	5,145	4,705
Total SDG&E	6,408	6,015	5,537
SoCalGas:
Accumulated depreciation:
Natural gas operations	6,845	6,422	6,023
Other non-utility	16	15	15
Total SoCalGas	6,861	6,437	6,038
Sempra Infrastructure and parent:
Accumulated depreciation – other(2)	1,777	1,473	1,302
Total Sempra	$15,046	$13,925	$12,877
(1)    Includes $292 at December 31, 2021 related to SDG&E’s 86% interest in the Southwest Powerlink transmission line, jointly owned by SDG&E and other utilities.
(2)    Includes $55, $51 and $49 at December 31, 2021, 2020, and 2019, respectively, of accumulated depreciation for utility plant at Ecogas.
SDG&E and SoCalGas finance construction projects with debt and equity funds. The CPUC and the FERC allow the recovery of the cost of these funds by the capitalization of AFUDC, calculated using rates authorized by the CPUC and the FERC, as a cost component of PP&E. SDG&E and SoCalGas earn a return on the capitalized AFUDC after the utility property is placed in service and recover the AFUDC from their customers over the expected useful lives of the assets.
Pipeline projects under construction by Sempra Infrastructure that are both subject to certain regulation and meet U.S. GAAP regulatory accounting requirements record the impact of AFUDC.
We capitalize interest costs incurred to finance capital projects and interest at equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized financing costs, comprised of AFUDC and capitalized interest.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra	$217	$202	$183
SDG&E	106	104	75
SoCalGas	64	55	47

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

For our annual goodwill impairment testing, we have the option to first make a qualitative assessment of whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative goodwill impairment test. If we elect to perform the qualitative assessment, we evaluate relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors and the overall financial performance of the reporting unit. If, after assessing these qualitative factors, we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we perform the quantitative goodwill impairment test. If, after performing the quantitative goodwill impairment test, we determine that goodwill is impaired, we record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill.
Goodwill of $1,602 million at December 31, 2021, 2020, and 2019 relates to the 2016 acquisitions of IEnova Pipelines and the Ventika wind power generation facilities at Sempra Infrastructure.
Other Intangible Assets
Other Intangible Assets included on Sempra’s Consolidated Balance Sheets are as follows:

OTHER INTANGIBLE ASSETS
(Dollars in millions)
	Amortization period (years)	December 31,
		2021	2020	2019
Renewable energy transmission and consumption permits	15 to 19	$169	$169	$169
O&M agreement	23	66	66	66
ESJ PPA	14	190	—	—
Other	10 to indefinite	15	15	15
		440	250	250
Less accumulated amortization:
Renewable energy transmission and consumption permits		(40)	(32)	(24)
O&M agreement		(12)	(9)	(6)
ESJ PPA		(10)	—	—
Other		(8)	(7)	(7)
		(70)	(48)	(37)
		$370	$202	$213

Other Intangible Assets at December 31, 2021 primarily include:
▪renewable energy transmission and consumption permits previously granted by the CRE at the Ventika wind power generation facilities, Don Diego Solar and Border Solar;
▪a favorable O&M agreement acquired in connection with the acquisition of DEN; and
▪the relative fair value of the PPA that was acquired in connection with the acquisition of ESJ in March 2021.
Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense for intangible assets was $22 million, including $10 million recorded against revenues, in 2021 and $11 million in both 2020 and 2019. We estimate amortization expense for the next five years to be $26 million per year, including $13 million per year recorded against revenues.

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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at December 31, 2021, 2020 and 2019. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,217 million, $1,237 million and $1,255 million at December 31, 2021, 2020 and 2019, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Otay Mesa VIE
Through October 3, 2019, SDG&E had a tolling agreement to purchase power generated at OMEC, a 605-MW generating facility owned by OMEC LLC, which is a VIE that we refer to as Otay Mesa VIE. SDG&E determined that it was the primary beneficiary of Otay Mesa VIE, and therefore, SDG&E and Sempra consolidated Otay Mesa VIE. On August 23, 2019, SDG&E and OMEC LLC executed an amended resource adequacy capacity agreement that resulted in SDG&E and Sempra deconsolidating Otay Mesa VIE. No gain or loss was recognized upon deconsolidation.
Sempra Texas Utilities
Our 100% interest in Oncor Holdings is a VIE that owns an 80.25% interest in Oncor. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $12,947 million, $12,440 million and $11,519 million at December 31, 2021, 2020 and 2019, respectively.
Sempra Infrastructure
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $514 million at December 31, 2021, $433 million at December 31, 2020 and $1,256 million at December 31, 2019. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 6.
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
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the development activities related to the construction of the liquefaction facility, which we consider to be the most significant activities of ECA LNG Phase 1 during the construction phase of its natural gas liquefaction export project. As a result, we consolidate ECA LNG Phase 1. Sempra Infrastructure consolidated $632 million and $207 million of assets at December 31, 2021 and 2020, respectively, consisting primarily of PP&E, net, and Accounts Receivable – Other attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $455 million and $49 million of liabilities at December 31, 2021 and 2020, respectively, consisting primarily of long-term debt, short-term debt and accounts payable attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 7, Sempra and TotalEnergies SE have provided guarantees for the loan facility supporting construction of the liquefaction facility based on their respective proportionate ownership interest in ECA LNG Phase 1.

ASSET RETIREMENT OBLIGATIONS
For tangible long-lived assets, we record AROs for the present value of liabilities of future costs expected to be incurred when assets are retired from service, if the retirement process is legally required and if a reasonable estimate of fair value can be made. We also record a liability if a legal obligation to perform an asset retirement exists and can be reasonably estimated, but performance is conditional upon a future event. We record the estimated retirement cost using the present value of the obligation at the time the asset is placed into service, and recognize that cost over the life of the related asset by depreciating the asset retirement cost and accreting the obligation until the liability is settled. Our rate-regulated entities record regulatory assets or liabilities as a result of the timing difference between the recognition of costs in accordance with U.S. GAAP and costs recovered through the rate-making process.

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
Sempra Infrastructure
▪natural gas transportation and distribution systems
▪power generation plants
▪LNG facility
▪LPG terminal
The changes in AROs are as follows:

CHANGES IN ASSET RETIREMENT OBLIGATIONS
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Balance as of January 1(1)	$3,289	$3,083	$2,972	$876	$866	$874	$2,368	$2,177	$2,063
Accretion expense	133	127	123	38	39	39	92	86	81
Liabilities incurred and acquired	20	2	2	2	—	—	—	—	—
Deconsolidation	—	—	(2)	—	—	(2)	—	—	—
Payments	(63)	(63)	(46)	(60)	(60)	(44)	(3)	(2)	(2)
Revisions(2)	159	140	34	34	31	(1)	125	107	35
Balance at December 31(1)	$3,538	$3,289	$3,083	$890	$876	$866	$2,582	$2,368	$2,177
(1)    Current portion of the ARO for Sempra is included in Other Current Liabilities on the Consolidated Balance Sheets.
(2)    SDG&E’s increase in ARO in 2021 includes $22 million due to a revised estimate related to the decommissioning of SONGS, which is offset in noncurrent Regulatory Assets.

CONTINGENCIES
We accrue losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. For loss contingencies, we accrue the loss if an event has occurred on or before the balance sheet date and if:
▪information available through the date we file our financial statements indicates it is probable that a loss has been incurred, given the likelihood of uncertain future events; and
▪the amount of the loss or a range of possible losses can be reasonably estimated.
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

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
Sempra(2):
Balance as of December 31, 2018	$(564)	$(82)	$(118)	$(764)
Adoption of ASU 2018-02	—	(25)	(17)	(42)
OCI before reclassifications(3)	(43)	(116)	(18)	(177)
Amounts reclassified from AOCI(3)	—	8	36	44
Net OCI	(43)	(108)	18	(133)
Balance as of December 31, 2019	(607)	(215)	(117)	(939)
OCI before reclassifications(3)(4)	(102)	(163)	(26)	(291)
Amounts reclassified from AOCI(3)	645	47	38	730
Net OCI(4)	543	(116)	12	439
Balance as of December 31, 2020	(64)	(331)	(105)	(500)
OCI before reclassifications(4)	(34)	62	8	36
Amounts reclassified from AOCI(5)	19	113	14	146
Net OCI(4)(5)	(15)	175	22	182
Balance as of December 31, 2021	$(79)	$(156)	$(83)	$(318)
SDG&E:
Balance as of December 31, 2018			$(10)	$(10)
Adoption of ASU 2018-02			(2)	(2)
OCI before reclassifications			(5)	(5)
Amounts reclassified from AOCI			1	1
Net OCI			(4)	(4)
Balance as of December 31, 2019			(16)	(16)
OCI before reclassifications(3)			(4)	(4)
Amounts reclassified from AOCI(3)			10	10
Net OCI			6	6
Balance as of December 31, 2020			(10)	(10)
OCI before reclassifications			(1)	(1)
Amounts reclassified from AOCI			1	1
Net OCI			—	—
Balance as of December 31, 2021			$(10)	$(10)
SoCalGas:
Balance as of December 31, 2018		$(12)	$(8)	$(20)
Adoption of ASU 2018-02		(2)	(2)	(4)
OCI before reclassifications		—	(4)	(4)
Amounts reclassified from AOCI(3)		1	4	5
Net OCI		1	—	1
Balance as of December 31, 2019		(13)	(10)	(23)
OCI before reclassifications(3)		—	(10)	(10)
Amounts reclassified from AOCI(3)		—	2	2
Net OCI		—	(8)	(8)
Balance as of December 31, 2020		(13)	(18)	(31)
OCI before reclassifications		—	(2)	(2)
Amounts reclassified from AOCI		—	2	2
Net OCI		—	—	—
Balance as of December 31, 2021		$(13)	$(18)	$(31)
(1)    All amounts are net of income tax, if subject to tax, and exclude NCI.
(2)    Includes discontinued operations in 2020 and 2019.
(3)    Pension and Other Postretirement Benefits and Total AOCI include $6 in transfers of liabilities from SDG&E to SoCalGas and $3 in transfers of liabilities from SDG&E to Sempra in 2020 and $4 in transfers of liabilities from SoCalGas to Sempra in 2019 related to the nonqualified pension plans.
(4)    Total AOCI includes $28 of foreign currency translation adjustments and $16 of financial instruments associated with the IEnova exchange and cash tender offers in 2021. Total AOCI includes $4 of foreign currency translation adjustments and $3 of financial instruments associated with IEnova’s repurchases of NCI in 2020. We discuss these transactions below in “Other Noncontrolling Interests – Sempra Infrastructure.” These transactions do not impact the Consolidated Statements of Comprehensive Income (Loss).
(5)    Total AOCI includes $19 of foreign currency translation adjustments and $47 of financial instruments associated with the sale of NCI to KKR in 2021. We discuss this transaction below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction does not impact the Consolidated Statements of Comprehensive Income (Loss).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)			Affected line item on Consolidated Statements of Operations
	Years ended December 31,
	2021	2020	2019
Sempra:
Foreign currency translation adjustments	$—	$645	$—	Income from Discontinued Operations, Net of Income Tax

Financial instruments:
Interest rate instruments	$—	$—	$10	Gain (Loss) on Sale of Assets
Interest rate instruments(1)	11	10	3	Interest Expense
Interest rate instruments	73	46	3	Equity Earnings(2)
Foreign exchange instruments	1	(1)	2	Revenues: Energy-Related Businesses
Foreign exchange instruments	—	—	2	Equity Earnings(2)
Interest rate and foreign exchange instruments	1	1	—	Interest Expense
	6	11	(9)	Other Income (Expense) , Net
Total before income tax	92	67	11
	(24)	(19)	(2)	Income Tax Expense
Net of income tax	68	48	9
	(2)	(1)	(1)	Earnings Attributable to Noncontrolling Interests
	$66	$47	$8
Pension and other postretirement benefits(3):
Amortization of actuarial loss	$8	$8	$12	Other Income (Expense), Net
Amortization of actuarial loss	—	6	1	Income from Discontinued Operations, Net of Income Tax
Amortization of prior service cost	4	4	3	Other Income (Expense), Net
Settlement charges	7	22	28	Other Income (Expense), Net
Total before income tax	19	40	44
	—	(2)	—	Income from Discontinued Operations, Net of Income Tax
	(5)	(9)	(12)	Income Tax Expense
Net of income tax	$14	$29	$32
Total reclassifications for the period, net of tax	$80	$721	$40
SDG&E:
Financial instruments:
Interest rate instruments(1)	$—	$—	$3	Interest Expense
	—	—	(3)	Earnings Attributable to Noncontrolling Interest
	$—	$—	$—
Pension and other postretirement benefits(3):
Amortization of actuarial loss	$—	$1	$—	Other Income, Net
Amortization of prior service cost	1	1	1	Other Income, Net
Total before income tax	1	2	1
	—	(1)	—	Income Tax Expense
Net of income tax	$1	$1	$1
Total reclassifications for the period, net of tax	$1	$1	$1
SoCalGas:
Financial instruments:
Interest rate instruments	$—	$—	$1	Interest Expense
Pension and other postretirement benefits(3):
Amortization of actuarial loss	$1	$1	$1	Other Expense, Net
Amortization of prior service cost	1	1	—	Other Expense, Net
Total before income tax	2	2	1
	—	—	(1)	Income Tax Benefit (Expense)
Net of income tax	$2	$2	$—
Total reclassifications for the period, net of tax	$2	$2	$1
(1)    Amounts in 2019 include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.
(2)    Equity earnings at our foreign equity method investees are recognized after tax.
(3)    Amounts are included in the computation of net periodic benefit cost (see “Net Periodic Benefit Cost” in Note 9).

NONCONTROLLING INTERESTS
Ownership interests in a consolidated entity that are held by unconsolidated owners are accounted for and reported as NCI.
SoCalGas Preferred Stock
The preferred stock at SoCalGas is presented at Sempra as NCI. Sempra records charges against income related to NCI for preferred dividends declared by SoCalGas. We provide additional information regarding SoCalGas’ preferred stock in Note 13.
Other Noncontrolling Interests
The following table provides information about NCI held by others in subsidiaries or entities consolidated by us and recorded in Other Noncontrolling Interests in Total Equity on Sempra’s Consolidated Balance Sheets.

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests			Equity held by noncontrolling interests
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Sempra Infrastructure:
SI Partners	20.0%	—%	—%	$1,384	$—	$—
SI Partners subsidiaries(1)	0.1 - 16.6	17.5 - 29.8	10.0 - 46.3	34	1,540	1,622
Parent and other:
PXiSE	—	20.0	20.0	—	1	1
Discontinued Operations:
Chilquinta Energía subsidiaries(1)	—	—	19.7 - 43.4	—	—	23
Luz del Sur	—	—	16.4	—	—	205
Tecsur	—	—	9.8	—	—	5
Total Sempra				$1,418	$1,541	$1,856
(1)    SI Partners and Chilquinta Energía have subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.
Sempra Infrastructure
Sale of NCI in SI Partners to KKR. On October 1, 2021, Sempra, its wholly owned subsidiary, SI Partners (formerly Sempra Global), and KKR consummated the transactions contemplated under a purchase and contribution agreement dated April 4, 2021 (as amended prior to closing, the KKR Purchase Agreement). Pursuant to the KKR Purchase Agreement, KKR acquired newly designated Class A Units representing a 20% NCI in SI Partners for a purchase price of $3.4 billion, including post-closing adjustments. As a result of this sale, we recorded a $1.3 billion increase in equity held by NCI and an increase in Sempra’s shareholders’ equity of $1.4 billion, net of $173 million in transaction costs and $490 million in tax impacts, including the tax effect of the sale and changes to a deferred income tax liability related to outside basis differences in SI Partners. Transaction costs include $149 million paid to KKR for reimbursement of certain expenses that KKR incurred in connection with closing the transaction.
Prior to the closing of the transactions contemplated under the KKR Purchase Agreement on October 1, 2021, we completed an internal legal reorganization to consolidate the assets of Sempra LNG Holding, LP and our ownership of IEnova under Sempra Global, which was renamed SI Partners. At closing, we owned 99.9% of the outstanding shares of IEnova. To the extent we later acquire additional shares of IEnova after the closing, such additional shares will be acquired by SI Partners and KKR will provide 20% of the funding.
Pursuant to the KKR Purchase Agreement, we have agreed to indemnify SI Partners for, among other things, certain losses arising from liabilities of SI Partners and its subsidiaries to the extent not primarily relating to the undertaking of the business of SI Partners, and we have agreed to indemnify KKR for losses attributable to pre-closing taxes.
At the closing of the sale of NCI in SI Partners to KKR, Sempra and KKR entered into a limited partnership agreement (the LP Agreement), which governs our and their respective rights and obligations in respect of our ownership interests in SI Partners. We maintain control of SI Partners as the 80% owner with KKR having certain minority protections commensurate with the size of its investment.
SI Partners has two authorized classes of units, designated as “Class A Units” (which are common voting units) and “Sole Risk Interests.” If KKR approves our request that a project not be pursued jointly, or if KKR decides not to participate in any proposed project for which we nevertheless desire to make a positive final investment decision, we may proceed with such project either independently through a different investment vehicle or as a “Sole Risk Project” within SI Partners and receive Sole Risk Interests in respect thereof. Sole Risk Projects are separated from other SI Partners projects and are conducted at our sole cost, expense and liability and we receive, through the acquisition of Sole Risk Interests, any economic and other benefits from such projects. KKR is not entitled to any benefits or rights in respect of any Sole Risk Project. The Guaymas-El Oro segment of the Sonora pipeline currently constitutes a Sole Risk Project. Until a specified date, KKR has certain discretionary rights to cause the Guaymas-El Oro segment of the Sonora pipeline to cease to be a Sole Risk Project and be pursued jointly within SI Partners.
Under the LP Agreement, SI Partners is managed by a board of managers comprised of members designated by us and by KKR. Matters are generally decided by majority vote. The managers designated by us and the managers designated by KKR each, as a group, have voting power equivalent to the ownership percentage of their respective designating member. However, SI Partners and its controlled subsidiaries are prohibited from taking certain actions without the prior written approval of KKR (subject to KKR maintaining certain ownership thresholds in SI Partners).
The LP Agreement contains certain default remedies if we or KKR fails to fund any amounts required to be funded under the LP Agreement. The LP Agreement also requires that SI Partners distribute to us and to KKR at least 85% of distributable cash of SI Partners and its subsidiaries on a quarterly basis, subject to certain exceptions and reserves. Generally, distributions from SI Partners are made to us and KKR on a pro rata basis in accordance with our and their respective ownership interests in SI Partners. However, KKR is entitled to certain priority distributions in the event of material deviations between certain specified projected cash flows and actual cash flows. Additionally, KKR is entitled to certain priority distributions in the event a specified project that reaches a positive final investment decision does not have projected internal rates of return over a specified threshold or in the event we have not made a positive final investment decision by a certain date on specified LNG projects that are currently in development.
In addition, under the LP Agreement, both parties are granted customary registration rights in the event of an initial public offering of SI Partners, which is subject to certain consent rights of KKR.
At the closing of the transactions contemplated under the KKR Purchase Agreement, SI Partners entered into a management agreement with Sempra to engage Sempra for certain staffing and general and administrative services. The management agreement governs the services that Sempra provides to SI Partners and the charges associated with those services.
Pending Sale of NCI in SI Partners to ADIA. On December 21, 2021, Sempra entered into a purchase and sale agreement (the ADIA Purchase Agreement) with ADIA, and, solely for purposes of guaranteeing the obligations of ADIA, Infinity Investments S.A. and Azure Vista C 2020 S.à.r.l., each a wholly owned affiliate of Abu Dhabi Investment Authority, pursuant to which ADIA will acquire from Sempra, for an aggregate purchase price of $1.8 billion, subject to certain adjustments described below, a 10% NCI in SI Partners. Following the closing of the transaction pursuant to the ADIA Purchase Agreement, Sempra, KKR and ADIA will directly or indirectly own 70%, 20%, and 10%, respectively, of the outstanding Class A Units of SI Partners, which excludes the non-voting Sole Risk Interests held only by Sempra. As further described below, after the closing of the transactions under the ADIA Purchase Agreement, ADIA will have certain rights similar to those of KKR but subject to additional limitations and adjustments to take into account ADIA’s relative ownership percentage.
At December 31, 2021, SI Partners indirectly owned 99.9% of the outstanding shares of IEnova. Under the terms of the ADIA Purchase Agreement, there will be a proportional purchase price adjustment at the closing (i) for any remaining shares of IEnova that are not owned by SI Partners at the closing and (ii) that generally takes into account cash distributions made to, or capital contributions made by, the partners of SI Partners, from and after the date of the ADIA Purchase Agreement to the closing.
The closing of the transactions pursuant to the ADIA Purchase Agreement is subject to receipt of certain regulatory approvals, including from the Comisión Federal de Competencia Económica, FERC and DOE; certain other third-party approvals; the absence of a material adverse effect on the assets, businesses, properties, liabilities, financial condition or results of operations of SI Partners taken as a whole, subject to certain exceptions; and other customary closing conditions. Any party may generally terminate the ADIA Purchase Agreement if the closing has not occurred on or before September 30, 2022, subject to an automatic extension through December 21, 2022 if necessary to receive required regulatory approvals. We expect the transaction will close in the summer of 2022.
At the closing, Sempra and KKR and ADIA (the Minority Partners) will enter into a second amended and restated agreement of limited partnership of SI Partners (the Amended LP Agreement), which will govern their respective rights and obligations in respect of their ownership of SI Partners. Under the Amended LP Agreement, ADIA will have the right at the closing to designate one manager to the SI Partners board of managers. Matters are decided generally by majority vote and the managers designated by Sempra and the managers designated by each Minority Partner will each, as a group, have voting power equivalent to the ownership percentage of their respective designating limited partner. Sempra expects to maintain control of SI Partners as its 70%

owner on terms similar to those currently applicable at SI Partners. However, SI Partners and its controlled subsidiaries will be prohibited from taking certain limited actions without the prior written approval of the Minority Partners (subject to each Minority Partner maintaining certain ownership thresholds in SI Partners). The minority protections held by ADIA constitute a sub-set of the minority protections granted to KKR.
The terms of the Amended LP Agreement applicable to ADIA in relation to capital contributions and distributions are generally consistent with those granted to KKR, with adjustments and limitations to take into account ADIA’s relative ownership percentage, including limiting ADIA’s priority distribution rights to the failure of certain proposed projects to receive a positive final investment decision by a certain date or to achieve specified thresholds of projected internal rates of return or leverage. The transfer rights and restrictions and registration rights in the Amended LP Agreement applicable to ADIA are also generally consistent with those granted to KKR, with adjustments and limitations to take into account ADIA’s relative ownership percentage, including a general restriction on ADIA transferring its interests in SI Partners to third parties (other than pursuant to certain specified permitted transfers) for a specified period following its entry into the Amended LP Agreement.
SI Partners Subsidiaries. In May 2021, we acquired 381,015,194 publicly owned shares of IEnova in exchange for 12,306,777 newly issued shares of our common stock upon completion of our exchange offer launched in the U.S. and Mexico, which increased our ownership interest in IEnova from 70.2% to 96.4%. In addition to being traded on the NYSE, Sempra’s common stock is now also listed on the Mexican Stock Exchange under the trading symbol SRE.MX. We acquired the IEnova shares at an exchange ratio of 0.0323 shares of our common stock for each one IEnova share. In connection with the exchange offer, we recorded a $1.4 billion decrease in equity held by NCI and an increase in Sempra’s shareholders’ equity of $1.4 billion, net of $12 million in transactions costs.
In September 2021, we acquired 51,014,545 publicly owned shares of IEnova for 4.0 billion Mexican pesos (approximately $202 million in U.S. dollars) in cash upon completion of our tender offer launched in the U.S. and Mexico in August 2021, which increased our ownership interest in IEnova from 96.4% to 99.9%. We acquired these IEnova shares at a price of 78.97 Mexican pesos per share (approximately $3.95 per share in U.S. dollars). In connection with the cash tender offer, we recorded a $188 million decrease in equity held by NCI and a decrease in Sempra’s shareholders’ equity of $17 million, including $4 million in transaction costs.
As a result of the increase in our ownership interest in IEnova, we recorded an increase in Sempra’s shareholders’ equity of $72 million offset by a deferred income tax asset related to the outside basis difference in IEnova’s shares. Upon completing the sale of a 20% NCI in SI Partners to KKR in October 2021, which we discuss above, we recorded $72 million in net income tax expense related to the utilization of this deferred income tax asset.
Following the cash tender offer, IEnova’s shares were delisted from the Mexican Stock Exchange effective October 15, 2021. In connection with the delisting, we are maintaining a trust for the purpose of purchasing the 1,212,981 IEnova shares that remained publicly owned as of the completion of the cash tender offer for 78.97 Mexican pesos per share, the same price per share that was offered in our cash tender offer. The trust will be in place through the earlier of April 14, 2022 or the date on which we acquire all the remaining publicly owned IEnova shares. As of February 16, 2022, an aggregate of 629,784 of the remaining publicly owned IEnova shares had been acquired by such trust.
In 2020, IEnova repurchased 77,122,780 shares of its outstanding common stock held by NCI for approximately $231 million, resulting in an increase in Sempra’s ownership interest in IEnova from 66.6% to 70.2%.
In 2019, IEnova repurchased 2,620,000 shares of its outstanding common stock held by NCI for approximately $10 million, resulting in an increase in Sempra’s ownership interest in IEnova from 66.5% to 66.6%.
In 2020, Sempra Infrastructure purchased additional shares in ICM Ventures Holdings B.V. for $9 million, increasing its ownership interest from 53.7% to 82.5%. ICM Ventures Holdings B.V. owns certain permits and land where Sempra Infrastructure is building a terminal for the receipt, storage and delivery of liquid fuels. In July 2021, Sempra Infrastructure acquired the remaining 17.5% interest held by NCI in ICM Ventures Holdings B.V. for $7 million.
In 2020, an affiliate of TotalEnergies SE acquired a 16.6% ownership interest in ECA LNG Phase 1.
In 2020, Sempra Infrastructure purchased for $7 million the 24.6% minority interest in Liberty Gas Storage LLC, increasing Sempra Infrastructure’s ownership in Liberty Gas Storage LLC to 100%. Prior to the purchase, the minority partner converted $22 million in notes payable due from Sempra Infrastructure to equity. As a result of the purchase, we recorded an increase in Sempra’s shareholders’ equity of $2 million for the difference between the carrying value and fair value related to the change in ownership.
In 2019, Sempra Infrastructure purchased for $20 million the 9.1% minority interest in Bay Gas immediately prior to the sale of 100% of Bay Gas.

Parent and Other
As we discuss in Note 5, in December 2021, Parent and other sold its equity interest in PXiSE.
Discontinued Operations
As we discuss in Note 5, we completed the sales of our equity interests in our Peruvian and Chilean businesses in 2020. The minority interests in Luz del Sur and Tecsur were deconsolidated upon the sale of our Peruvian businesses in April 2020, and the minority interests in Chilquinta Energía and its subsidiaries were deconsolidated upon the sale of our Chilean businesses in June 2020.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
Our natural gas distribution utility in Mexico, Ecogas, and the majority of our former operations in South America (until our sale of these operations in 2020) use their local currency as their functional currency. The assets and liabilities of their foreign operations are translated into U.S. dollars at current exchange rates at the end of the reporting period, and revenues and expenses are translated at average exchange rates for the year. The resulting noncash translation adjustments do not enter into the calculation of earnings or retained earnings, but are reflected in OCI and in AOCI.
Cash flows of these consolidated foreign subsidiaries are translated into U.S. dollars using average exchange rates for the period. We report the effect of exchange rate changes on cash balances held in foreign currencies in Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash on Sempra’s Consolidated Statements of Cash Flows.
Foreign currency transaction (losses) gains in a currency other than Sempra Infrastructure’s functional currency were $(18) million, $(25) million and $21 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in Other Income (Expense) , Net, on Sempra’s Consolidated Statements of Operations. Foreign currency transaction gains (losses) in a currency other than the functional currencies of our operations in South America are included in discontinued operations.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	December 31,
	2021	2020	2019
Sempra:
Total due from various unconsolidated affiliates – current	$23	$20	$32
Sempra Infrastructure:
ESJ JV – Note due December 31, 2022, net of negligible allowance for credit losses at December 31, 2020(1)	$—	$85	$—
IMG JV – Note due March 15, 2022, net of allowance for credit losses of $1 and $3 at December 31, 2021 and 2020, respectively(2)	637	695	742
Total due from unconsolidated affiliates – noncurrent	$637	$780	$742
Sempra Infrastructure – TAG Pipelines Norte, S. de R.L. de C.V. – Note due December 20, 2021(3)(4)	$—	$(41)	$—
Various affiliates	—	(4)	(5)
Total due to unconsolidated affiliates – current	$—	$(45)	$(5)
Sempra Infrastructure(4):
TAG Pipelines Norte, S. de R.L. de C.V.:
Note due December 20, 2021(3)	$—	$—	$(39)
5.5% Note due January 9, 2024(5)	(69)	(68)	—
5.5% Note due January 14, 2025(5)	(21)	—	—
5.5% Note due July 16, 2025(5)	(20)	—	—
TAG JV – 5.74% Note due December 17, 2029(5)	(177)	(166)	(156)
Total due to unconsolidated affiliates – noncurrent	$(287)	$(234)	$(195)
SDG&E:
Sempra	$(40)	$(38)	$(37)
SoCalGas	(48)	(21)	(10)
Various affiliates	(9)	(5)	(6)
Total due to unconsolidated affiliates – current	$(97)	$(64)	$(53)
Income taxes due from Sempra(6)	$19	$—	$130
SoCalGas:
SDG&E	$48	$21	$10
Various affiliates	1	1	1
Total due from unconsolidated affiliates – current	$49	$22	$11
Sempra	$(36)	$(31)	$(45)
Various affiliates	—	—	(2)
Total due to unconsolidated affiliates – current	$(36)	$(31)	$(47)
Income taxes due from (to) Sempra(6)	$6	$(37)	$152
(1)    U.S. dollar-denominated loan at a variable interest rate based on 1-month LIBOR plus 196 bps (2.11% at December 31, 2020). At December 31, 2020, $1 of accrued interest receivable is included in Due from Unconsolidated Affiliates – Current. In March 2021, Sempra Infrastructure acquired the remaining 50% equity interest in ESJ that it did not already own, and ESJ became a wholly owned, consolidated subsidiary, resulting in the elimination of this note receivable.
(2)    Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $691 U.S. dollar-equivalent at December 31, 2021, at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (8.06% at December 31, 2021), to finance construction of a natural gas marine pipeline. At both December 31, 2021 and 2020, $2 of accrued interest receivable is included in Due from Unconsolidated Affiliates – Current. At December 31, 2021, we classified this revolving line of credit as noncurrent because we expect to extend the maturity date on a long-term basis prior to its stated maturity date.
(3)    U.S. dollar-denominated loan at a variable interest rate based on 6-month LIBOR plus 290 bps (3.16% at December 31, 2020).
(4)    Amounts include principal balances plus accumulated interest outstanding.
(5)    U.S. dollar-denominated loan at a fixed interest rate.
(6)    SDG&E and SoCalGas are included in the consolidated income tax return of Sempra, and their respective income tax expense is computed as an amount equal to that which would result from each company having always filed a separate return.

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra:
Revenues	$31	$37	$52
Cost of sales	11	45	50
Interest income	50	56	74
Interest expense	15	14	2
SDG&E:
Revenues	$11	$6	$6
Cost of sales	103	79	74
SoCalGas:
Revenues	$98	$88	$69
Cost of sales(1)	1	—	8
(1)    Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Sempra California
Sempra, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Also, from time-to-time, SDG&E and SoCalGas may make short-term advances of surplus cash to Sempra at interest rates based on the federal funds effective rate plus a margin of 13 to 20 bps, depending on the loan balance.
SoCalGas provides natural gas transportation and storage services for SDG&E and charges SDG&E for such services monthly. SoCalGas records revenues and SDG&E records a corresponding amount to cost of sales.
SDG&E and SoCalGas charge one another, as well as other Sempra affiliates, for shared asset depreciation. SoCalGas and SDG&E record revenues and the affiliates record corresponding amounts to O&M.
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
SDG&E has a 20-year contract for up to 155 MW of renewable power supplied from the ESJ wind power generation facility. Prior to March 2021, ESJ was a 50% owned and unconsolidated JV of Sempra Infrastructure. In March 2021, Sempra Infrastructure completed the acquisition of the remaining 50% interest in ESJ and ESJ became a wholly owned, consolidated subsidiary of Sempra. A second 20-year contract between SDG&E and ESJ for up to 108 MW of renewable power supplied from the same facility commenced in January 2022.
Sempra Infrastructure
Sempra Infrastructure, through its indirect wholly owned subsidiaries, DEN and IEnova Pipelines, provides operating and maintenance services to TAG Pipelines Norte, S. de. R.L. de C.V., and also provides personnel under an administrative services arrangement to TAG Pipelines Norte, S. de. R.L. de C.V. and TAG JV.
Sempra Infrastructure provides certain business services to Cameron LNG JV. Sempra Infrastructure had an agreement to provide transportation services to Cameron LNG JV for capacity on the Cameron Interstate Pipeline through August 2020, when Cameron LNG JV achieved commercial operations of Train 3 of its Phase 1 project.
Sempra provided guarantees related to Cameron LNG JV’s construction-period debt, which were terminated in March 2021, as well as guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement, which remain outstanding. We discuss these guarantees in Note 6.

RESTRICTED NET ASSETS
Sempra
As we discuss below, SDG&E, SoCalGas and certain other Sempra subsidiaries have restrictions on the amount of funds that can be transferred to Sempra by dividend, advance or loan as a result of conditions imposed by various regulators. Additionally, certain other Sempra subsidiaries are subject to various financial and other covenants and other restrictions contained in debt and credit agreements (described in Note 7) and in other agreements that limit the amount of funds that can be transferred to Sempra. At December 31, 2021, Sempra was in compliance with all covenants related to its debt agreements.
At December 31, 2021, the amount of restricted net assets of consolidated entities of Sempra, including SDG&E and SoCalGas discussed below, that may not be distributed to Sempra in the form of a loan or dividend is $19.3 billion. Additionally, the amount of restricted net assets of our unconsolidated entities is $13.2 billion. Although the restrictions cap the amount of funding that the various operating subsidiaries can provide to Sempra, we do not believe these restrictions will have a significant impact on our ability to access cash to pay dividends and fund operating needs.
As we discuss in Note 6, $1.5 billion of Sempra’s retained earnings represents undistributed earnings of equity method investments at December 31, 2021.
Sempra California
The CPUC’s regulation of SDG&E’s and SoCalGas’ capital structures limits the amounts available for dividends and loans to Sempra. At December 31, 2021, Sempra could have received combined loans and dividends of approximately $798 million from SDG&E and approximately $445 million from SoCalGas.
The payment and amount of future dividends by SDG&E and SoCalGas are at the discretion of their respective boards of directors. The following restrictions limit the amount of retained earnings that may be paid as common stock dividends or loaned to Sempra from either utility:
▪The CPUC requires that SDG&E’s and SoCalGas’ common equity ratios be no lower than one percentage point below the CPUC-authorized percentage of each entity’s authorized capital structure. The authorized percentage at December 31, 2021 is 52% at both SDG&E and SoCalGas.
▪SDG&E and SoCalGas each have a revolving credit line that requires it to maintain a ratio of consolidated indebtedness to consolidated capitalization (as defined in the agreements) of no more than 65%, as we discuss in Note 7.
Based on these restrictions, at December 31, 2021, SDG&E’s restricted net assets were $7.5 billion and SoCalGas’ restricted net assets were $5.0 billion, which could not be transferred to Sempra.
Sempra Texas Utilities
Sempra owns an indirect, 100% interest in Oncor Holdings, which owns an 80.25% interest in Oncor. As we discuss in Note 6, we account for our investment in Oncor Holdings under the equity method. Significant restrictions at Oncor that limit the amount that may be paid as dividends to Sempra include:
▪In connection with ring-fencing measures, governance mechanisms and commitments, Oncor may not pay any dividends or make any other distributions (except for contractual tax payments) if a majority of its independent directors or a minority member director determines that it is in the best interests of Oncor to retain such amounts to meet expected future requirements.
▪Oncor must remain in compliance with its debt-to-equity ratio established by the PUCT for ratemaking purposes and may not pay dividends or other distributions (except for contractual tax payments) if that payment would cause it to exceed its PUCT authorized debt-to-equity ratio. Oncor’s authorized regulatory capital structure is 57.5% debt to 42.5% equity at December 31, 2021.
▪If the credit rating on Oncor’s senior secured debt by any of the three major credit rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. At December 31, 2021, all of Oncor’s senior secured ratings were above BBB.
▪Oncor’s revolving credit line and certain of its other debt agreements require it to maintain a consolidated senior debt-to-capitalization ratio of no more than 65% and observe certain affirmative covenants. At December 31, 2021, Oncor was in compliance with these covenants.
Based on these restrictions, at December 31, 2021, Oncor’s restricted net assets were $12.6 billion, which could not be transferred to Sempra.
Sempra owns an indirect, 50% interest in Sharyland Holdings, which owns a 100% interest in Sharyland Utilities. Significant restrictions related to this equity method investment include:
▪Sharyland Utilities may not pay dividends or make other distributions (except for contractual payments) without the consent of the JV partner.
▪Sharyland Utilities must remain in compliance with the capital structure established by the PUCT for ratemaking purposes and may not pay dividends or other distributions (except for contractual tax payments) if that payment would cause its debt to exceed 60% of its capital structure.

▪Sharyland Utilities has a revolving credit line and a term loan credit agreement that require it to maintain a consolidated debt-to-capitalization ratio of no more than 70% and observe certain customary reporting requirements and other affirmative covenants. At December 31, 2021, Sharyland Utilities was in compliance with these and all other covenants.
Based on these restrictions, at December 31, 2021, Sharyland Utilities’ restricted net assets were $103 million, which could not be transferred to its owners.
Sempra Infrastructure
Significant restrictions at Sempra Infrastructure include:
▪Partnerships and JVs at Sempra Infrastructure may not pay dividends or make other distributions (except for contractual payments) without the consent of the partners.
▪The ADIA Purchase Agreement has certain covenants that require SI Partners to operate its business in ordinary course, including limitations on the ability to liquidate all or substantially all of the company’s assets or to sell or dispose of certain assets, from December 21, 2021 through closing or termination of the ADIA Purchase Agreement. Under these restrictions, net assets of SI Partners totaling $6.8 billion, including the $193 million minimum legal reserves and $20 million restricted cash that we describe below, are restricted at December 31, 2021.
▪Sempra Infrastructure has an equity method investment in Cameron LNG JV, which has debt agreements that require the establishment and funding of project accounts to which the proceeds of loans, project revenues and other amounts are deposited and applied in accordance with the debt agreements. The debt agreements require the JV to maintain reserve accounts in order to pay the project debt service, and also contain restrictions related to the payment of dividends and other distributions to the members of the JV. We discuss Cameron LNG JV’s debt agreements and the associated Sempra guarantees in Note 6. Under these restrictions, net assets of Cameron LNG JV of approximately $395 million are restricted at December 31, 2021.
▪Mexico requires domestic corporations to maintain minimum legal reserves as a percentage of capital stock, resulting in restricted net assets of $193 million at Sempra Infrastructure’s consolidated Mexican subsidiaries at December 31, 2021
▪IEnova has restrictions under trust and debt agreements related to pipeline projects to pay for rights-of-way, license fees, permits, topographic surveys and other costs. Under these restrictions, net assets totaling $20 million are restricted at December 31, 2021.
▪TAG JV, a 50% owned and unconsolidated JV of Sempra Infrastructure, has a long-term debt agreement that requires it to maintain a reserve account to pay the projects’ debt. Under these restrictions, net assets totaling $66 million are restricted at December 31, 2021.

OTHER INCOME (EXPENSE), NET
Other Income (Expense), Net on the Consolidated Statements of Operations consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra:
Allowance for equity funds used during construction	$133	$128	$94
Investment gains, net(1)	50	41	61
(Losses) gains on interest rate and foreign exchange instruments, net	(28)	(67)	34
Foreign currency transaction (losses) gains, net(2)	(18)	(25)	21
Non-service component of net periodic benefit cost	(67)	(102)	(132)
Interest on regulatory balancing accounts, net	6	14	14
Sundry, net	(18)	(37)	(15)
Total	$58	$(48)	$77
SDG&E:
Allowance for equity funds used during construction	$81	$79	$56
Non-service component of net periodic benefit cost	(13)	(20)	(20)
Interest on regulatory balancing accounts, net	6	9	13
Sundry, net	(10)	(16)	(10)
Total	$64	$52	$39
SoCalGas:
Allowance for equity funds used during construction	$48	$41	$34
Non-service component of net periodic benefit cost	(40)	(54)	(72)
Interest on regulatory balancing accounts, net	—	5	1
Sundry, net	(22)	(20)	(18)
Total	$(14)	$(28)	$(55)
(1)    Represents net investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Consolidated Statements of Operations.
(2)    Includes losses of $23 in 2021, losses of $42 in 2020 and gains of $30 in 2019 from translation to U.S. dollars of a Mexican peso-denominated loan to IMG JV, which are offset by corresponding amounts included in Equity Earnings on the Consolidated Statements of Operations.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent accounting pronouncements that have had or may have a significant effect on our results of operations, financial condition, cash flows or disclosures.
ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”: ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. In addition to other changes, this standard amends ASC 470-20, “Debt with Conversion and Other Options,” by removing the accounting models for instruments with beneficial and cash conversion features. The standard also amends certain guidance in ASC 260, “Earnings Per Share,” for the computation of EPS for convertible instruments and contracts on an entity’s own equity. For public entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. An entity can use either a full or modified retrospective approach to adopt ASU 2020-06 and must disclose, in the period of adoption, EPS transition information about the effect of the change on affected per-share amounts. We will adopt the standard on January 1, 2022 using a modified retrospective approach and do not expect the adoption will materially impact our financial statements or per-share amounts.

NOTE 3. REVENUES
The following table disaggregates our revenues from contracts with customers by major service line and market and provides a reconciliation to total revenues by segment. The majority of our revenue is recognized over time.

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Infrastructure	Sempra Renewables	Consolidating adjustments and Parent and other	Sempra
	Year ended December 31, 2021
By major service line:
Utilities	$5,144	$5,424	$81	$—	$(109)	$10,540
Energy-related businesses	—	—	1,165	—	(29)	1,136
Revenues from contracts with customers	$5,144	$5,424	$1,246	$—	$(138)	$11,676
By market:
Gas	$790	$5,424	$856	$—	$(101)	$6,969
Electric	4,354	—	390	—	(37)	4,707
Revenues from contracts with customers	$5,144	$5,424	$1,246	$—	$(138)	$11,676

Revenues from contracts with customers	$5,144	$5,424	$1,246	$—	$(138)	$11,676
Utilities regulatory revenues	360	91	—	—	—	451
Other revenues	—	—	751	—	(21)	730
Total revenues	$5,504	$5,515	$1,997	$—	$(159)	$12,857

	Year ended December 31, 2020
By major service line:
Utilities	$4,920	$4,571	$58	$—	$(94)	$9,455
Energy-related businesses	—	—	854	—	1	855
Revenues from contracts with customers	$4,920	$4,571	$912	$—	$(93)	$10,310
By market:
Gas	$692	$4,571	$623	$—	$(90)	$5,796
Electric	4,228	—	289	—	(3)	4,514
Revenues from contracts with customers	$4,920	$4,571	$912	$—	$(93)	$10,310

Revenues from contracts with customers	$4,920	$4,571	$912	$—	$(93)	$10,310
Utilities regulatory revenues	393	177	—	—	—	570
Other revenues	—	—	488	—	2	490
Total revenues	$5,313	$4,748	$1,400	$—	$(91)	$11,370

	Year ended December 31, 2019
By major service line:
Utilities	$4,819	$4,367	$73	$—	$(75)	$9,184
Energy-related businesses	—	—	951	5	1	957
Revenues from contracts with customers	$4,819	$4,367	$1,024	$5	$(74)	$10,141
By market:
Gas	$587	$4,367	$711	$—	$(69)	$5,596
Electric	4,232	—	313	5	(5)	4,545
Revenues from contracts with customers	$4,819	$4,367	$1,024	$5	$(74)	$10,141

Revenues from contracts with customers	$4,819	$4,367	$1,024	$5	$(74)	$10,141
Utilities regulatory revenues	106	158	—	—	—	264
Other revenues	—	—	430	5	(11)	424
Total revenues	$4,925	$4,525	$1,454	$10	$(85)	$10,829
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
We exclude sales and usage-based taxes from revenues. In addition, SDG&E and SoCalGas pay franchise fees to operate in various municipalities. SDG&E and SoCalGas bill these franchise fees to their customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SDG&E’s and SoCalGas’ ability to collect from the customer, are accounted for on a gross basis and reflected in utilities revenues from contracts with customers and operating expense.
Utilities Revenues
Utilities revenues represent the majority of our consolidated revenues from contracts with customers and include:
▪The transmission, distribution and storage of natural gas at:
◦SDG&E
◦SoCalGas
◦Sempra Infrastructure’s Ecogas
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
SDG&E, SoCalGas and Ecogas recognize revenues based on regulator-approved revenue requirements, which allow the utilities to recover their reasonable operating costs and provides the opportunity to realize their authorized rates of return on their investments. While SDG&E’s and SoCalGas’ revenues are not affected by actual sales volumes, the pattern of their revenue recognition during the year is affected by seasonality. SDG&E and SoCalGas recognize annual authorized revenue for customers using seasonal factors established in applicable proceedings. This generally results in a significant portion of operating revenues being recognized in the third quarter of each year for SDG&E and in the first and fourth quarters of each year for SoCalGas.
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
SDG&E and SoCalGas recognize revenues from the sale of allocated California GHG emissions allowances at quarterly auctions administered by CARB. GHG allowances are delivered to CARB in advance of the quarterly auctions, and SDG&E and SoCalGas have the right to payment when the GHG allowances are sold at auction. GHG revenue is recognized on a point in time basis within the quarter the auction is held. SDG&E and SoCalGas balance costs and revenues associated with the GHG program through regulatory balancing accounts.
Energy-Related Businesses Revenues
Revenues at Sempra Infrastructure typically represent revenues from long-term, U.S. dollar-based contracts with customers for the sale of natural gas and LNG, as well as storage and transportation of natural gas. Invoiced amounts are based on the volume of natural gas delivered and contracted prices.
We recognize storage revenue from firm capacity reservation agreements, under which we collect a fee for reserving storage capacity for customers in our storage facilities. Under these firm agreements, customers pay a monthly fixed reservation fee based on the storage capacity reserved rather than the actual volumes stored. For the fixed-fee component, revenue is recognized on a straight-line basis over the term of the contract. We bill customers for any capacity used in excess of the contracted capacity and such revenues are recognized in the month of occurrence. We also recognize revenue for interruptible storage services. As we discuss in Note 5, in February 2019, Sempra Infrastructure completed the sale of its non-utility natural gas storage assets in the southeast U.S. (comprised of Mississippi Hub and Bay Gas).
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
Sempra Infrastructure and, previously, Sempra Renewables develop, invest in and operate solar and wind facilities that have long-term PPAs to sell the electricity and the related green energy attributes they generate to customers, generally load serving entities, and also for Sempra Infrastructure, industrial and other customers. Load serving entities will sell electric service to their end-users and wholesale customers immediately upon receipt of our power delivery, and industrial and other customers immediately consume the electricity to run their facilities, and thus, we recognize the revenue under the PPAs as the electricity is generated and delivered. We invoice customers based on the volume of energy delivered at rates pursuant to the PPAs. As we discuss in Note 5, in April 2019, Sempra Renewables completed the sale of its remaining wind assets and investments.
TdM is a natural gas-fired power plant that generates revenues from selling electricity and/or resource adequacy to the California ISO and to governmental, public utility and wholesale power marketing entities, as the power is delivered at the interconnection point.
Sempra Infrastructure sells natural gas to the CFE and other customers under supply agreements. Sempra Infrastructure recognizes the revenue from the sale of natural gas upon transfer of the natural gas via pipelines to customers at the agreed upon delivery points, and in the case of the CFE, at its thermoelectric power plants.
Remaining Performance Obligations
We do not disclose information about remaining performance obligations for (a) contracts with an original expected length of one year or less, (b) variable consideration recognized at the amount at which we have the right to invoice for services performed, or (c) variable consideration allocated to wholly unsatisfied performance obligations.
For contracts greater than one year, at December 31, 2021, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure. SoCalGas did not have any remaining performance obligations at December 31, 2021.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2022	$368	$4
2023	367	4
2024	365	4
2025	362	4
2026	361	4
Thereafter	4,289	63
Total revenues to be recognized	$6,112	$83
(1)    Excludes intercompany transactions.
Contract Liabilities from Revenues from Contracts with Customers
From time to time, we receive payments in advance of satisfying the performance obligations associated with customer contracts. We defer such revenues as contract liabilities and recognize them in earnings as the performance obligations are satisfied.
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in 2021, 2020 or 2019.

CONTRACT LIABILITIES
(Dollars in millions)
	2021	2020	2019
Sempra:
Contract liabilities at January 1	$(207)	$(163)	$(70)
Revenue from performance obligations satisfied during reporting period	52	4	2
Payments received in advance	(123)	(48)	(95)
Contract liabilities at December 31(1)	$(278)	$(207)	$(163)
SDG&E:
Contract liabilities at January 1	$(87)	$(91)	$—
Revenue from performance obligations satisfied during reporting period	4	4	1
Payments received in advance	—	—	(92)
Contract liabilities at December 31(2)	$(83)	$(87)	$(91)
(1)     Balances at December 31, 2021, 2020 and 2019 include $116, $52 and $4, respectively, in Other Current Liabilities and $162, $155 and $159, respectively, in Deferred Credits and Other.
(2)     Balances at December 31, 2021, 2020 and 2019 include $4, $4 and $4, respectively, in Other Current Liabilities and $79, $83 and $87, respectively, in Deferred Credits and Other.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	December 31,
	2021	2020	2019
Sempra:
Accounts receivable – trade, net	$1,886	$1,447	$1,163
Accounts receivable – other, net	19	12	16
Due from unconsolidated affiliates – current(1)	2	3	5
Other long-term assets	70	—	—
Total	$1,977	$1,462	$1,184
SDG&E:
Accounts receivable – trade, net	$715	$573	$398
Accounts receivable – other, net	9	8	5
Due from unconsolidated affiliates – current(1)	2	2	2
Other long-term assets	25	—	—
Total	$751	$583	$405
SoCalGas:
Accounts receivable – trade, net	$1,084	$786	$710
Accounts receivable – other, net	10	4	11
Other long-term assets	45	—	—
Total	$1,139	$790	$721
(1)     Amount is presented net of amounts due to unconsolidated affiliates on the Consolidated Balance Sheets, when right of offset exists.

In connection with the COVID-19 pandemic and at the direction of the CPUC, SDG&E and SoCalGas implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for all customers (except for SoCalGas’ noncore customers), waiving late payment fees, and offering flexible payment plans. At the CPUC’s direction, SDG&E and SoCalGas are automatically enrolling residential and small business customers with past-due balances in long-term repayment plans.
In 2021, SDG&E and SoCalGas applied, on behalf of their customers, for financial assistance from the California Department of Community Services and Development under the California Arrearage Payment Program, which provided funds of $63 million and $79 million for SDG&E and SoCalGas, respectively. In the first quarter of 2022, SDG&E and SoCalGas received and will apply the amounts directly to eligible customer accounts to reduce past due balances.

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
Decoupled revenues. As discussed earlier, the regulatory framework requires SDG&E and SoCalGas to recover authorized revenue based on estimated annual demand forecasts approved in regular proceedings before the CPUC. However, actual demand for natural gas and electricity will generally vary from CPUC-approved forecasted demand due to the impacts from weather volatility, energy efficiency programs, rooftop solar and other factors affecting consumption. The CPUC regulatory framework provides for SDG&E and SoCalGas to use a “decoupling” mechanism, which allows SDG&E and SoCalGas to record revenue shortfalls or excess revenues resulting from any difference between actual and forecasted demand to be recovered or refunded in authorized revenue in a subsequent period based on the nature of the account.
Incentive mechanisms. The CPUC applies performance-based measures and incentive mechanisms to all California IOUs, under which SDG&E and SoCalGas have earnings potential above authorized base margins if they achieve or exceed specific performance and operating goals. Generally, for performance-based awards, if performance is above or below specific benchmarks, the utility is eligible for financial awards or subject to financial penalties.
Incentive awards are included in revenues when we receive required CPUC approval of the award, the timing of which may not be consistent from year to year. We would record penalties for results below the specified benchmarks against revenues when we believe it is probable that the CPUC would assess a penalty.
Other Cost-Based Regulatory Recovery
The CPUC, and the FERC as it relates to SDG&E, authorize SDG&E and SoCalGas to collect revenue requirements for operating costs and capital related costs (such as depreciation, taxes and return on rate base) from customers, including:
▪costs to purchase natural gas and electricity;
▪costs associated with administering public purpose, demand response, and customer energy efficiency programs;
▪other programmatic activities, such as gas distribution, gas transmission, gas storage integrity management and wildfire mitigation; and
▪costs associated with third party liability insurance premiums.
Authorized costs are recovered as the commodity service is delivered. To the extent authorized amounts collected vary from actual costs, the differences are generally recovered or refunded within a subsequent period based on the nature of the balancing account mechanism. In general, the revenue recognition criteria for balanced costs billed to customers are met at the time the costs are incurred. Because these costs are substantially recovered in rates through a balancing account mechanism, changes in these costs are reflected as changes in revenues. The CPUC and the FERC may impose various review procedures before authorizing recovery or refund for programs authorized, including limitations on the total cost of the program, revenue requirement limits or reviews of costs for reasonableness. These procedures could result in disallowances of recovery from ratepayers.
We discuss balancing accounts and their effects further in Note 4.

Other Revenues
Sempra Infrastructure generates lease revenues from certain of its natural gas and ethane pipelines, compressor stations, LPG storage facilities, a rail facility and liquid fuels terminals. Certain PPAs at Sempra Renewables were accounted for as operating leases prior to sale of its wind assets in April 2019. We discuss the recognition of lease income in Note 16 of the Notes to Consolidated Financial Statements.
Sempra Infrastructure has an agreement with Tangguh PSC to supply LNG to the ECA Regas Facility. Under the terms of the agreement, Tangguh PSC must either deliver the contracted number of cargoes or pay a diversion fee for non-delivery of LNG cargoes.
Sempra Infrastructure also recognizes other revenues associated with derivatives related to the sales of natural gas and electricity under short-term and long-term contracts and into the spot market and other competitive markets. Revenues include the net realized gains and losses on physical and derivative settlements and net unrealized gains and losses from the change in fair values of these derivatives.

NOTE 4. REGULATORY MATTERS
REGULATORY ASSETS AND LIABILITIES
We show the details of regulatory assets and liabilities in the following table and discuss them below. With the exception of regulatory balancing accounts, we generally do not earn a return on our regulatory assets until such time as a related cash expenditure has been made. Upon the occurrence of a cash expenditure associated with a regulatory asset, the related amounts are recoverable through a regulatory account mechanism for which we earn a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate. The periods during which we recognize a regulatory asset while we do not earn a return vary by regulatory asset.

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	December 31,
	2021	2020	2019
SDG&E:
Fixed-price contracts and other derivatives	$(50)	$(53)	$8
Deferred income taxes recoverable (refundable) in rates	125	22	(108)
Pension and other postretirement benefit plan obligations	(7)	50	103
Removal obligations	(2,251)	(2,121)	(2,056)
Environmental costs	62	56	45
Sunrise Powerlink fire mitigation	122	121	121
Regulatory balancing accounts(1)(2)
Commodity – electric	77	72	102
Gas transportation	49	35	22
Safety and reliability	67	67	77
Public purpose programs	(107)	(158)	(124)
2019 GRC retroactive impacts	—	56	111
Wildfire mitigation plan	178	93	12
Liability insurance premium	110	79	24
Other balancing accounts	207	61	70
Other regulatory assets (liabilities), net(2)	119	72	(153)
Total SDG&E	(1,299)	(1,548)	(1,746)
SoCalGas:
Deferred income taxes recoverable (refundable) in rates	44	(82)	(203)
Pension and other postretirement benefit plan obligations	51	417	400
Employee benefit costs	31	37	44
Removal obligations	(627)	(685)	(728)
Environmental costs	34	36	40
Regulatory balancing accounts(1)(2)
Commodity – gas, including transportation	(146)	(56)	(118)
Safety and reliability	339	335	295
Public purpose programs	(183)	(253)	(273)
2019 GRC retroactive impacts	—	202	400
Liability insurance premium	16	7	4
Other balancing accounts	42	(65)	(11)
Other regulatory assets (liabilities), net(2)	142	75	(101)
Total SoCalGas	(257)	(32)	(251)
Sempra Infrastructure:
Deferred income taxes recoverable in rates	77	80	83
Other regulatory assets	—	—	6
Total Sempra	$(1,479)	$(1,500)	$(1,908)
(1)    At December 31, 2021, 2020 and 2019, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $358, $139 and $108, respectively, and for SoCalGas was $410, $218 and $500, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.
Regulatory Assets Not Earning a Return
▪Regulatory assets arising from fixed-price contracts and other derivatives are offset by corresponding liabilities arising from purchased power and natural gas commodity and transportation contracts. The regulatory asset is increased/decreased based on changes in the fair market value of the contracts. It is also reduced as payments are made for commodities and services under these contracts. The related amounts are recovered in rates once these contracts are settled, generally within two years.
▪Deferred income taxes recoverable/refundable in rates are based on current regulatory ratemaking and income tax laws. SDG&E, SoCalGas and Sempra Infrastructure expect to recover/refund net regulatory assets/liabilities related to deferred income taxes over the lives of the assets, ranging from 5 to 69 years, that give rise to the related accumulated deferred income tax balances. Regulatory assets and liabilities include excess deferred income taxes resulting from statutory income tax rate changes and certain income tax benefits and expenses associated with flow-through items, which we discuss in Note 8.
▪Regulatory assets/liabilities related to pension and other postretirement benefit plan obligations are offset by corresponding liabilities/assets. The assets are recovered in rates as the plans are funded.

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
▪The regulatory asset related to Sunrise Powerlink fire mitigation is offset by a corresponding liability for the funding of a trust to cover the mitigation costs. SDG&E expects to recover the regulatory asset in rates as the trust is funded over a remaining 48-year period.
Regulatory Assets Earning a Return
▪Over- and undercollected regulatory balancing accounts reflect the difference between customer billings and recorded or CPUC-authorized amounts. Depreciation, taxes and return on rate base may also be included in certain accounts. Amounts in the balancing accounts are recoverable (receivable) or refundable (payable) in future rates, subject to CPUC approval. The adopted revenue requirements in the 2019 GRC FD associated with the period from January 1, 2019 through December 31, 2019 were recovered in rates over a 24-month period that began in January 2020.
Amortization expense on certain regulatory assets for the years ended December 31, 2021, 2020 and 2019 was $10 million, $9 million and $7 million, respectively, at Sempra, $5 million, $4 million and $3 million, respectively, at SDG&E, and $5 million, $5 million and $4 million, respectively, at SoCalGas.
SEMPRA CALIFORNIA
COVID-19 Pandemic Protections
In connection with the COVID-19 pandemic and at the direction of the CPUC, SDG&E and SoCalGas implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for all customers (except for SoCalGas’ noncore customers), waiving late payment fees, and offering flexible payment plans. At the CPUC’s direction, SDG&E and SoCalGas are automatically enrolling residential and small business customers with past-due balances in long-term repayment plans.
In 2021, SDG&E and SoCalGas applied, on behalf of their customers, for financial assistance from the California Department of Community Services and Development under the California Arrearage Payment Program, which provided funds of $63 million and $79 million for SDG&E and SoCalGas, respectively. In the first quarter of 2022, SDG&E and SoCalGas received and will apply the amounts directly to eligible customer accounts to reduce past due balances.
SDG&E and SoCalGas have been authorized to track and request recovery of incremental costs associated with complying with customer protection measures implemented by the CPUC related to the COVID-19 pandemic, including costs associated with suspending service disconnections and uncollectible expenses that arise from customers’ failure to pay. SDG&E and SoCalGas expect to pursue recovery of small and medium-large commercial and industrial customers’ tracked costs in rates in future CPUC proceedings, which recovery is not assured. Uncollectible expenses related to residential customers are recorded in a two-way balancing account as we discuss below.
Disconnection OIR
In June 2020, the CPUC issued a decision to adopt certain customer protections to reduce residential customer disconnections and improve reconnection processes, including, among other things, imposing limitations on service disconnections, elimination of deposit requirements and reconnection fees, establishment of the AMP that provides successfully participating, income-qualified residential customers with relief from outstanding utility bill amounts, and increased outreach and marketing efforts. As permitted by the decision, SDG&E and SoCalGas have each established a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills, including as a result of the relief from outstanding utility bill amounts provided under the AMP.
CPUC GRC
The CPUC uses GRCs to set rates designed to allow SDG&E and SoCalGas to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.

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
In January 2020, the CPUC issued a final decision implementing a four-year GRC cycle for California IOUs. SDG&E and SoCalGas were directed to file a petition for modification to revise their 2019 GRC to add two additional attrition years, resulting in a transitional five-year GRC period (2019-2023). In May 2021, the CPUC issued a final decision approving SDG&E’s and SoCalGas’ request to continue their authorized post-test year mechanisms for 2022 and 2023. For SDG&E, the decision authorizes revenue requirement increases of $87 million (3.92%) for 2022 and $86 million (3.70%) for 2023. For SoCalGas, the decision authorizes revenue requirement increases of $142 million (4.53%) for 2022 and $130 million (3.97%) for 2023.
The 2019 GRC FD approved SDG&E’s and SoCalGas’ establishment of two-way liability insurance premium balancing accounts, including wildfire insurance premium costs based on a specific level of coverage. The 2019 GRC FD also permits SDG&E and SoCalGas to seek recovery of additional liability insurance coverage.
The 2019 GRC FD clarified that differences between incurred and forecasted income tax expense due to forecasting differences are not subject to tracking in the income tax expense memorandum account beginning in 2019. SDG&E and SoCalGas previously recorded regulatory liabilities, inclusive of interest, associated with the 2016 through 2018 tracked forecasting differences of $86 million and $89 million, respectively. In April 2020, the CPUC confirmed treatment of the two-way income tax expense memorandum account for these 2016 through 2018 balances, at which time SDG&E and SoCalGas released these regulatory liability balances to revenues and regulatory interest.
CPUC Cost of Capital
A CPUC cost of capital proceeding determines a utility’s authorized capital structure and authorized return on rate base. In December 2019, the CPUC approved the cost of capital and rate structures (shown in the table below) for SDG&E and SoCalGas that became effective on January 1, 2020 and will remain in effect through December 31, 2022, subject to the CCM.

CPUC AUTHORIZED COST OF CAPITAL AND RATE STRUCTURE, SUBJECT TO THE CCM

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
45.25%	4.59%	2.08%	Long-Term Debt	45.60%	4.23%	1.93%
2.75	6.22	0.17	Preferred Equity	2.40	6.00	0.14
52.00	10.20	5.30	Common Equity	52.00	10.05	5.23
100.00%		7.55%		100.00%		7.30%
The CCM applies in the interim years between required cost of capital applications and considers changes in the cost of capital based on changes in interest rates based on the applicable utility bond index published by Moody’s (the CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.000% at the end of the measurement period. The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. SDG&E’s CCM benchmark rate is 4.498% based on Moody’s Baa- utility bond index, and SoCalGas’ CCM benchmark rate is 4.029% based on Moody’s A- utility bond index. Alternatively, under the CCM, SDG&E and SoCalGas are permitted to file a cost of capital application in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole.
For the measurement period ended September 30, 2021, the CCM would trigger for SDG&E because the average Moody’s Baa- utility bond index between October 1, 2020 and September 30, 2021 was 1.17% below SDG&E’s CCM benchmark rate of 4.498%. In August 2021, SDG&E filed an application with the CPUC to update its cost of capital effective January 1, 2022 due to the ongoing effects of the COVID-19 pandemic rather than have the CCM apply. In this application, SDG&E proposed to adjust its authorized capital structure by increasing its common equity ratio from 52% to 54%. SDG&E also proposed to increase its authorized ROE from 10.20% to 10.55% and decrease its authorized cost of debt from 4.59% to 3.84%. As a result, SDG&E’s proposed return on rate base would decrease from 7.55% to 7.46% if such application is approved by the CPUC as filed. SDG&E filed a joint motion with PG&E and Edison to consolidate all three utilities’ cost of capital applications given the overlapping issues of law and fact, which joint motion was granted in October 2021. In December 2021, the CPUC established a proceeding to determine if SDG&E’s cost of capital was impacted by an extraordinary event. If the CPUC finds that there was not an extraordinary event, the CCM would be effective retroactive to January 1, 2022 and would automatically adjust SDG&E’s authorized ROE from 10.20% to 9.62% and adjust its authorized cost of debt to reflect the then current embedded cost and projected interest rate. If the CPUC finds that there was an extraordinary event, it will then determine whether to suspend the CCM for 2022 and preserve SDG&E’s current authorized cost of capital or hold a second phase of the proceeding to set a new cost of capital for 2022. SDG&E expects a final decision in the second half of 2022. In December 2021, the CPUC granted SDG&E the establishment of memorandum accounts effective January 1, 2022 to track any differences in revenue requirement resulting from the interim cost of capital decision expected in 2022.
For the measurement period ended September 30, 2021, the CCM was not triggered for SoCalGas. SDG&E and SoCalGas are required to file their next cost of capital applications in April 2022 for a January 1, 2023 effective date.
SDG&E
FERC Rate Matters
SDG&E files separately with the FERC for its authorized ROE on FERC-regulated electric transmission operations and assets.
SDG&E’s TO4 ROE of 10.05% was the basis of SDG&E’s FERC-related revenue recognition until March 2020, when the FERC approved the settlement terms that SDG&E and all settling parties reached in October 2019 on SDG&E’s TO5 filing. The settlement agreement provided for a ROE of 10.60%, consisting of a base ROE of 10.10% plus an additional 50 bps for participation in the California ISO (the California ISO adder). If the FERC issues an order ruling that California IOUs are no longer eligible for the California ISO adder, SDG&E would refund the California ISO adder as of the refund effective date (June 1, 2019) if such a refund is determined to be required by the terms of the TO5 settlement. The TO5 term is effective June 1, 2019 and shall remain in effect each calendar quarter until terminated by a notice at least six months before the end of the calendar year. In 2020, SDG&E recorded retroactive revenues of $12 million related to 2019, and additional FERC revenues of $17 million to conclude a rate base matter, net of certain refunds to be paid to CPUC-jurisdictional customers.
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
Pursuant to the CPUC ruling, intervenors representing ratepayers questioned SDG&E’s management of the program and alleged that certain program expenditures did not benefit the purpose of the program. As a result of the inquiry, SDG&E voluntarily expanded its review to include the program year 2019. Based on this review, SDG&E concluded that some concessions were appropriate, which include refunding certain costs to customers and reducing certain performance-based incentives. Accordingly, in the year ended December 31, 2020, SDG&E reduced revenues by $51 million and recorded a fine of $6 million in Other (Expense) Income, Net, on the SDG&E and Sempra Consolidated Statements of Operations. The after-tax impact for the year ended December 31, 2020 was $44 million. In October 2020, SDG&E executed a settlement agreement with intervenors consistent with these concessions. In September 2021, the CPUC approved the settlement agreement.

SOCALGAS
OSCs – Energy Efficiency and Advocacy
In October 2019, the CPUC issued an OSC to determine whether SoCalGas should be sanctioned for violation of certain CPUC code sections and orders relating to energy efficiency (EE) codes and standards advocacy activities, undertaken by SoCalGas following a CPUC decision disallowing SoCalGas’ future engagement in advocacy around such EE codes and standards. On February 3, 2022, the assigned Administrative Law Judge issued a Presiding Officer’s Decision (POD 1) that found that SoCalGas did undertake prohibited EE codes and standards advocacy activities using ratepayer funds. POD 1 imposes on SoCalGas a financial penalty of $10 million; customer refunds for certain ratepayer expenditures and shareholder incentives that SoCalGas estimates will be negligible; and a prohibition from recovering from ratepayers costs of proposed codes and standards activities until SoCalGas demonstrates policies, practices and procedures that adhere to the CPUC’s intent for codes and standards advocacy. POD 1 can be appealed within 30 days or be reviewed by any of the CPUC commissioners. If there are no appeals or commissioner requests for review, POD 1 automatically becomes the final decision of the CPUC. SoCalGas does not intend to appeal POD 1.
In December 2019, the CPUC issued a second OSC to determine whether SoCalGas is entitled to the EE program’s shareholder incentives for codes and standards advocacy in 2016 and 2017 (later expanded to include 2014 and 2015), whether its shareholders should bear the costs of those advocacy activities, and to address whether any other remedies are appropriate. In April 2021, the assigned Administrative Law Judge issued a Presiding Officer’s Decision (POD 2) on this second OSC. POD 2 finds no violations and assesses no fines or penalties but finds that SoCalGas spent ratepayer funds on activities that were not aligned with the CPUC’s intent for EE codes and standards advocacy, and orders customer refunds that SoCalGas estimates will be negligible. Additionally, POD 2 precludes SoCalGas from seeking cost recovery associated with EE codes and standards advocacy programs until lifted by the CPUC, and orders certain nonfinancial remedies. POD 2 was appealed by intervenors and in February 2022, the assigned Administrative Law Judge issued a modified POD 2 that substantially retains the original conclusions, including no fines or penalties. Also, in February 2022, a CPUC commissioner issued an alternative decision that imposes a financial penalty of $150,000. SoCalGas expects that both the modified POD 2 and the CPUC commissioner’s alternative decision will be heard at a CPUC meeting in March 2022.
If the CPUC were to assess fines, penalties or other restrictions on SoCalGas that are different from what has been ordered in POD 1 and the modified POD 2, they could be material to SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.

NOTE 5. ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS
ACQUISITIONS
Sempra Texas Utilities
Sharyland Holdings
In May 2019, Sempra acquired an indirect, 50% interest in Sharyland Holdings for $95 million (net of $7 million in post-closing adjustments). In connection with and prior to the consummation of the acquisition, Sharyland Holdings owned 100% of the membership interests in Sharyland Utilities, LP and Sharyland Utilities, LP converted into a limited liability company, named Sharyland Utilities, L.L.C. We account for our indirect, 50% interest in Sharyland Holdings as an equity method investment.
Sempra Infrastructure
ESJ
In March 2021, Sempra Infrastructure completed the acquisition of Saavi Energía’s 50% equity interest in ESJ for a purchase price of $65 million (net of $14 million of acquired cash and cash equivalents) plus the assumption of $277 million in debt (including $94 million owed from ESJ to Sempra Infrastructure that eliminates upon consolidation). Sempra Infrastructure previously accounted for its 50% interest in ESJ as an equity method investment. This acquisition increased Sempra Infrastructure’s ownership interest in ESJ from 50% to 100%. We accounted for this asset acquisition using a cost accumulation model whereby the cost of the acquisition and carrying value of our previously held interest in ESJ ($34 million) were allocated to assets acquired ($458 million) and liabilities assumed ($345 million) based on their relative fair values. ESJ owns a fully operating wind power generation facility with a nameplate capacity of 155 MW that is fully contracted by SDG&E under a long-term PPA. Sempra Infrastructure recorded a $190 million intangible asset for the relative fair value of the PPA that will be amortized over a period of 14 years against revenues. On January 15, 2022, ESJ completed construction and began commercial operation of a second wind power generation facility with a nameplate capacity of 108 MW that is also fully contracted by SDG&E under a long-term PPA.
DIVESTITURES
Sempra Infrastructure
In February 2019, Sempra Infrastructure completed the sale of its non-utility natural gas storage assets in the southeast U.S. (comprised of Mississippi Hub and Bay Gas), which we classified as held for sale at December 31, 2018, and received cash proceeds of $322 million, net of transaction costs. In January 2019, Sempra Infrastructure completed the sale of other non-utility assets for $5 million.
Sempra Renewables
In April 2019, Sempra Renewables completed the sale of its remaining wind assets and investments for $569 million, net of transaction costs, and recorded a $61 million ($45 million after tax and NCI) gain, which is included in Gain on Sale of Assets on Sempra’s Consolidated Statements of Operations. Upon completion of the sale, remaining nominal business activities at Sempra Renewables were subsumed into Parent and other and the Sempra Renewables segment ceased to exist.
Parent and Other
PXiSE
In December 2021, Parent and other completed the sale of its 80% interest in PXiSE for total cash proceeds of $38 million, net of transaction costs totaling $4 million, and recorded a $36 million ($26 million after tax) gain, which is included in Gain (Loss) on Sale of Assets on Sempra’s Consolidated Statement of Operations.

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
In the year ended December 31, 2020, the pretax gains from the sales of our South American businesses are included in Gain on Sale of Discontinued Operations in the table below and the after-tax gains are included in Income from Discontinued Operations, Net of Income Tax, on Sempra’s Consolidated Statements of Operations.

Summarized results from discontinued operations were as follows:

DISCONTINUED OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2020(1)	2019
Revenues	$570	$1,614
Cost of sales	(364)	(1,012)
Gain on sale of discontinued operations	2,899	—
Operating expenses	(66)	(159)
Interest and other	(3)	(11)
Income before income taxes and equity earnings	3,036	432
Income tax expense	(1,186)	(72)
Equity earnings	—	3
Income from discontinued operations, net of income tax	1,850	363
Earnings attributable to noncontrolling interests	(10)	(35)
Earnings from discontinued operations attributable to common shares	$1,840	$328
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

As a result of the sales of our South American businesses, in 2020, we reclassified $645 million of cumulative foreign currency translation losses from AOCI to Gain on Sale of Discontinued Operations, which is included in Income from Discontinued Operations, Net of Income Tax, on Sempra’s Consolidated Statements of Operations.

NOTE 6. INVESTMENTS IN UNCONSOLIDATED ENTITIES
We generally account for investments under the equity method when we have significant influence over, but do not have control of, these entities. Equity earnings and losses, both before and net of income tax, are combined and presented as Equity Earnings on the Consolidated Statements of Operations.
Our equity method investments include various domestic and foreign entities. Our domestic equity method investees are typically partnerships that are pass-through entities for income tax purposes and therefore they do not record income tax. Sempra’s income tax on earnings from these equity method investees, other than Oncor Holdings as we discuss below, is included in Income Tax Expense on the Consolidated Statements of Operations. Our foreign equity method investees are generally corporations whose operations are taxable on a standalone basis in the countries in which they operate, and we recognize our equity in such income or loss net of investee income tax. See Note 8 for information on how equity earnings and losses before income taxes are factored into the calculations of our pretax income or loss and ETR.
We provide the carrying values of our investments and earnings (losses) on these investments in the following tables.

EQUITY METHOD AND OTHER INVESTMENT BALANCES
(Dollars in millions)
	Percent ownership
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Sempra Texas Utilities:
Oncor Holdings(1)	100%	100%	100%	$12,947	$12,440	$11,519
Sempra Texas Utilities:
Sharyland Holdings(2)	50	50	50	$100	$102	$100
Sempra Infrastructure:
Cameron LNG JV(3)	50.2	50.2	50.2	514	433	1,256
ESJ JV(4)	—	50	50	—	34	39
IMG JV(5)	40	40	40	523	440	337
TAG JV(6)	50	50	50	388	378	365
Total other equity method investments				1,525	1,387	2,097
Other				—	1	6
Total other investments				$1,525	$1,388	$2,103
(1)    The carrying value of our equity method investment is $2,844, $2,833 and $2,823 higher than the underlying equity in the net assets of the investee at December 31, 2021, 2020 and 2019, respectively, due to $2,868 of equity method goodwill and $69 in basis differences in AOCI, offset by $93, $104 and $114 at December 31, 2021, 2020 and 2019, respectively, due to a tax sharing liability to TTI under a tax sharing agreement.
(2)    The carrying value of our equity method investment is $42 higher than the underlying equity in the net assets of the investee due to equity method goodwill.
(3)    The carrying value of our equity method investment is $276, $259 and $263 higher than the underlying equity in the net assets of the investee at December 31, 2021, 2020 and 2019, respectively, primarily due to guarantees, which we discuss below, interest capitalized on the investment prior to the JV commencing its planned principal operations in August 2019 and amortization of guarantee fees and capitalized interest thereafter.
(4)    In March 2021, Sempra Infrastructure completed the acquisition of the remaining 50% interest in ESJ and ESJ became a wholly owned, consolidated subsidiary. After the acquisition, ESJ is no longer accounted for as an equity method investment. The carrying value of our equity method investment is $12 higher than the underlying equity in the net assets of the investee at December 31, 2020 and 2019 due to the remeasurement of our retained investment to fair value in 2014.
(5)    The carrying value of our equity method investment is $5 higher than the underlying equity in the net assets of the investee due to guarantees.
(6)    The carrying value of our equity method investment is $130 higher than the underlying equity in the net assets of the investee due to equity method goodwill.

EARNINGS (LOSSES) FROM EQUITY METHOD INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
EARNINGS (LOSSES) RECORDED BEFORE INCOME TAX(1):
Sempra Texas Utilities:
Sharyland Holdings	$5	$3	$2
Sempra Infrastructure:
Cameron LNG JV(2)	559	391	24
Sempra Renewables:
Wind assets	—	—	5
Parent and other:
RBS Sempra Commodities	50	(100)	—
Other	—	—	(1)
	614	294	30
EARNINGS RECORDED NET OF INCOME TAX:
Sempra Texas Utilities:
Oncor Holdings	617	577	526
Sempra Infrastructure:
ESJ JV	2	5	2
IMG JV	83	103	9
TAG JV	27	36	13
	729	721	550
Total	$1,343	$1,015	$580
(1)    We provide our ETR calculation in Note 8.
(2)    Includes $3 of basis differences in equity earnings related to AOCI in 2021.

We disclose distributions received from our investments, by segment, in the table below.

DISTRIBUTIONS FROM INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra Texas Utilities	$688	$286	$246
Sempra Infrastructure	672	1,176	2
Sempra Renewables	—	—	1
Parent and other	—	—	7
Total	$1,360	$1,462	$256

At December 31, 2021, 2020 and 2019 our share of the undistributed earnings of equity method investments was $1.5 billion, $1.1 billion and $634 million, respectively, including $1.1 billion at December 31, 2021 in undistributed earnings from investments for which we have more than 50% equity interests.
SEMPRA TEXAS UTILITIES
Oncor Holdings
We account for our 100% ownership interest in Oncor Holdings, which owns an 80.25% interest in Oncor, as an equity method investment. Sempra does not control Oncor Holdings or Oncor, and the ring-fencing measures, governance mechanisms and commitments in effect limit our ability to direct the management, policies and operations of Oncor Holdings and Oncor, including the deployment or disposition of their assets, declarations of dividends, strategic planning and other important corporate issues and actions. We also have limited representation on the Oncor Holdings and Oncor boards of directors.
Oncor is a domestic partnership for U.S. federal income tax purposes and is not included in the consolidated income tax return of Sempra. Rather, only our pretax equity earnings from our investment in Oncor Holdings (a disregarded entity for tax purposes) are included in our consolidated income tax return. A tax sharing agreement with TTI, Oncor Holdings and Oncor provides for the calculation of an income tax liability substantially as if Oncor Holdings and Oncor were taxed as corporations and requires tax payments determined on that basis. While partnerships are not subject to income taxes, in consideration of the tax sharing agreement and Oncor being subject to the provisions of U.S. GAAP governing rate-regulated operations, Oncor recognizes amounts determined under cost-based regulatory rate-setting processes (with such costs including income taxes), as if it were taxed as a corporation. As a result, since Oncor Holdings consolidates Oncor, we recognize equity earnings from our investment in Oncor Holdings net of its recorded income tax.
We provide summarized income statement and balance sheet information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Year ended December 31,
	2021	2020	2019
Operating revenues	$4,764	$4,511	$4,347
Operating expense	(3,397)	(3,224)	(3,135)
Income from operations	1,367	1,287	1,212
Interest expense	(413)	(405)	(375)
Income tax expense	(163)	(146)	(131)
Net income	760	703	643
Noncontrolling interest held by TTI	(152)	(141)	(129)
Earnings attributable to Sempra(1)	608	562	514

	At December 31,
	2021	2020	2019
Current assets	$1,039	$1,045	$913
Noncurrent assets	29,481	28,022	26,012
Current liabilities	2,220	1,120	1,626
Noncurrent liabilities	15,281	15,611	14,125
Noncontrolling interest held by TTI	2,916	2,737	2,473
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing arrangement and changes in basis differences in AOCI within the carrying value of our equity method investment.

In 2021, 2020 and 2019, Sempra contributed $566 million, $632 million and $1,587 million, respectively, to Oncor Holdings, including $1,067 million in 2019 to fund Oncor’s May 2019 acquisition of interests in InfraREIT and certain acquisition-related expenses.
Sharyland Holdings
As we discuss in Note 5, in May 2019, we acquired an indirect, 50% interest in Sharyland Holdings, which owns a 100% interest in Sharyland Utilities, for $95 million, net of $7 million in post-closing adjustments, which we account for as an equity method investment. In 2019, we invested cash of $3 million in Sharyland Holdings.
SEMPRA INFRASTRUCTURE
Cameron LNG JV
Cameron LNG JV was formed in October 2014 and is a JV between Sempra and three project partners, TotalEnergies SE, Mitsui & Co., Ltd., and Japan LNG Investment, LLC, a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha. We account for our 50.2% investment in Cameron LNG JV under the equity method.
Cameron LNG JV operates a three-train natural gas liquefaction export facility with a nameplate capacity of 13.9 Mtpa of LNG, with an export capacity of 12 Mtpa of LNG, or approximately 1.7 Bcf per day. Cameron LNG JV achieved commercial operations of Train 1, Train 2 and Train 3 under its tolling agreements in August 2019, February 2020 and August 2020, respectively. Prior to commencing full commercial operations, Sempra Infrastructure capitalized interest of $33 million in 2019 related to this equity method investment. In 2021, 2020 and 2019, Sempra Infrastructure contributed $2 million, $54 million and $77 million, respectively, to Cameron LNG JV.

Cameron LNG JV Financing
General. In August 2014, Cameron LNG JV entered into finance documents (collectively, Loan Facility Agreements) for senior secured financing in an initial aggregate principal amount of up to $7.4 billion under three debt facilities provided by the Japan Bank for International Cooperation (JBIC) and 29 international commercial banks, some of which will benefit from insurance coverage provided by Nippon Export and Investment Insurance (NEXI). The Loan Facility Agreements and related finance documents provide senior secured term loans with a maturity date of July 15, 2030. The proceeds of the loans were used for financing the cost of development and construction of the three-train Cameron LNG JV project. The Loan Facility Agreements and related finance documents contain customary representations and affirmative and negative covenants for project finance facilities of this kind with the lenders of the type participating in the Cameron LNG JV financing.
In December 2019, Cameron LNG JV refinanced the commercial bank portion of the Loan Facility Agreements not covered by NEXI with $3.0 billion of senior secured notes issued in a private placement bond offering. The senior secured notes bear interest at a weighted-average fixed rate of 3.39% at December 31, 2021 with maturity dates ranging between 2031 and 2039.
Interest. The weighted-average all-in cost of the loans that remain outstanding under the original Loan Facility Agreements is 0.98% per annum over LIBOR prior to financial completion of the project and 1.22% per annum over LIBOR following financial completion of the project. In November 2014, Cameron LNG JV entered into floating-to-fixed interest rate swaps for approximately $3.7 billion notional amount, resulting in an effective fixed rate of 3.19% for the LIBOR component of the interest rate on the loans. In June 2015, Cameron LNG JV entered into additional floating-to-fixed interest rate swaps effective starting in 2020, for approximately $1.5 billion notional amount, resulting in an effective fixed rate of 3.32% for the LIBOR component of the interest rate on the loans. In December 2019, approximately $790 million of the $1.5 billion notional amount was terminated as a result of the refinancing, resulting in an effective fixed rate of 3.26% for the LIBOR component of the interest rate on the remaining loans outstanding.
The weighted-average all-in cost of the loans outstanding under the original Loan Facility Agreements and the newly issued senior secured notes is 3.69%.
Guarantees. In March 2021, Cameron LNG JV reached financial completion of the three-train liquefaction project, and Sempra’s guarantees related to agreements entered into in August 2014 and December 2019, for the benefit of all of Cameron LNG JV’s creditors under the original Loan Facility Agreements and the senior secured notes, were terminated.
In August 2014, Sempra and the other project owners entered into a transfer restrictions agreement with Société Générale, as intercreditor agent for the lenders under the Loan Facility Agreements. Pursuant to the transfer restriction agreement, starting six months after financial completion of the three-train Cameron LNG JV project, Sempra must retain at least 10% of the indirect fully diluted economic and beneficial ownership interest in Cameron LNG JV. In addition, at all times, a Sempra controlled (but not necessarily wholly owned) subsidiary must directly own 50.2% of the membership interests of Cameron LNG JV.
Events of Default. Cameron LNG JV’s Loan Facility Agreements and related finance documents contain events of default customary for such financings, including events of default for: failure to pay principal and interest when due; insolvency of Cameron LNG JV; abandonment of the project; expropriation; and unenforceability or termination of the finance documents.
Security. To support Cameron LNG JV’s obligations under its debt agreements, Cameron LNG JV has granted security over all of its assets, subject to customary exceptions, and all equity interests in Cameron LNG JV were pledged to HSBC Bank USA, National Association, as security trustee for the benefit of all of Cameron LNG JV’s creditors. As a result, an enforcement action by the lenders taken in accordance with the finance documents could result in the exercise of such security interests by the lenders and the loss of ownership interests in Cameron LNG JV by Sempra and the other project partners.
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $22 million at December 31, 2021, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.

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
Sempra Infrastructure’s $753 million proportionate share of the affiliate loans, based on its 50.2% ownership interest in Cameron LNG JV, was funded by external lenders comprised of a syndicate of eight banks (the bank debt) to whom Sempra has provided a guarantee pursuant to a Support Agreement, as amended on June 29, 2021, under which:
▪Sempra has severally guaranteed repayment of the bank debt plus accrued and unpaid interest if CFIN fails to pay the external lenders;
▪the external lenders may exercise an option to put the bank debt to Sempra Infrastructure upon the occurrence of certain events, including a failure by CFIN to meet its payment obligations under the bank debt;
▪the external lenders will put some or all of the bank debt to Sempra Infrastructure on the fifth, tenth, or fifteenth anniversary date of the affiliate loans, except the portion of the debt owed to any external lender that has elected not to participate in the put option six months prior to the respective anniversary date;
▪Sempra Infrastructure also has a right to call the bank debt back from, or to refinance the bank debt with, the external lenders at any time; and
▪the Support Agreement will terminate upon full repayment of the bank debt, including repayment following an event in which the bank debt is put to Sempra Infrastructure.
In exchange for this guarantee, the external lenders will pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure will recognize as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 12). At December 31, 2021, the fair value of the Support Agreement was $7 million, which is included in Other Current Assets on Sempra’s Consolidated Balance Sheet.
ESJ JV
As we discuss in Note 5, in March 2021, Sempra Infrastructure completed the acquisition of the remaining 50% equity interest in ESJ and ESJ became a wholly owned, consolidated subsidiary. Prior to the acquisition date, Sempra Infrastructure owned 50% of ESJ and accounted for its interest as an equity method investment.
IMG JV
Sempra Infrastructure has a 40% interest in IMG JV, a JV with a subsidiary of TC Energy Corporation, and accounts for its interest as an equity method investment. IMG JV owns and operates the Sur de Texas-Tuxpan natural gas marine pipeline, which is fully contracted under a 35-year natural gas transportation service contract with the CFE and commenced commercial operations in September 2019.
SEMPRA RENEWABLES
Sempra Renewables completed the sale of its remaining wind assets and investments in April 2019. We discuss this divestiture further in Note 5.
RBS SEMPRA COMMODITIES
RBS Sempra Commodities is a United Kingdom limited liability partnership formed by Sempra and RBS in 2008 to own and operate the commodities-marketing businesses previously operated through wholly owned subsidiaries of Sempra. We and RBS sold substantially all of the partnership’s businesses and assets in four separate transactions completed in 2010 and 2011. Since 2011, our investment balance has reflected our share of the remaining partnership assets, including amounts retained by the partnership to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership and the distribution of the partnership’s remaining assets, if any. We account for our investment in RBS Sempra Commodities under the equity method.
In 2018, we fully impaired our remaining equity method investment in RBS Sempra Commodities. In 2020, we recorded a charge of $100 million in Equity Earnings on Sempra’s Consolidated Statement of Operations for losses from our investment in RBS Sempra Commodities. In 2021, we reduced this charge by $50 million based on the favorable outcome of a settlement with HMRC and revised assumptions on the High Court of Justice case. We discuss matters related to RBS Sempra Commodities further in “Other Litigation” in Note 16.
SUMMARIZED FINANCIAL INFORMATION
We present summarized financial information below, aggregated for all other equity method investments (excluding Oncor Holdings and RBS Sempra Commodities) for the periods in which we were invested in the entities. The amounts below represent the results of operations and aggregate financial position of 100% of each of Sempra’s other equity method investments.

SUMMARIZED FINANCIAL INFORMATION – OTHER EQUITY METHOD INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2021(1)	2020	2019(2)
Gross revenues	$2,721	$2,341	$798
Operating expense	(719)	(706)	(372)
Income from operations	2,002	1,635	426
Interest expense	(548)	(514)	(401)
Net income/Earnings(3)	1,388	1,132	85

	At December 31,
	2021(1)	2020	2019(2)
Current assets	$788	$1,035	$1,124
Noncurrent assets	14,686	15,304	15,039
Current liabilities	1,230	1,342	1,232
Noncurrent liabilities	11,807	12,863	11,438
(1)    In March 2021, Sempra Infrastructure completed the acquisition of the remaining 50% equity interest in ESJ and ESJ became a wholly owned, consolidated subsidiary.
(2)    On April 22, 2019, Sempra Renewables sold its remaining wind assets and investments. As of April 22, 2019, these wind assets and investments are no longer equity method investments.
(3)    Except for our investments in Mexico, there was no income tax recorded by the entities, as they are primarily domestic partnerships.

NOTE 7. DEBT AND CREDIT FACILITIES
SHORT-TERM DEBT
Committed Lines of Credit
At December 31, 2021, Sempra had an aggregate capacity of $9.5 billion under seven primary committed lines of credit, which provide liquidity and support our commercial paper programs. Because our commercial paper programs are supported by these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		At December 31, 2021
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Available unused credit
Sempra	May 2024	$3,185	$(1,240)	$—	1,945
Sempra	May 2024	1,250	—	—	1,250
SDG&E	May 2024	1,500	(401)	—	1,099
SoCalGas	May 2024	750	(385)	—	365
SI Partners	November 2024	1,000	—	—	1,000
IEnova	September 2023	350	—	(350)	—
IEnova	February 2024	1,500	—	(399)	1,101
Total		$9,535	$(2,026)	$(749)	$6,760
The principal terms of the Sempra, SDG&E and SoCalGas primary committed lines of credit reflected in the table above include the following:
▪Each facility has a syndicate of 23 lenders. No single lender has greater than a 6% share in any facility.
▪Sempra’s $1.3 billion facility and SDG&E’s and SoCalGas’ facilities provide for the issuance of $200 million, $100 million and $100 million, respectively, of letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra, SDG&E and SoCalGas each have the right to increase its letter of credit commitment up to $500 million, $250 million and $250 million, respectively.
▪Borrowings bear interest at a benchmark rate plus a margin that varies with the borrower’s credit rating.
▪Each borrower must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At December 31, 2021, each entity was in compliance with this ratio under its respective credit facility.
In November 2021, SI Partners entered into a three-year $1.0 billion credit facility. The principal terms of the SI Partners’ line of credit reflected in the table above include the following:
▪A syndication of 12 lenders each having an 8.33% share in the facility.
▪The facility provides for issuance of $200 million of letters of credit.
▪The facility includes a $100 million swingline loan sub-limit, whereby any outstanding amounts would reduce available unused credit. No swingline loan borrowings were outstanding at December 31, 2021.
▪Borrowings are issued in U.S. dollars and letters of credit can be issued in U.S. dollars or Mexican pesos.
▪Borrowings bear interest at a benchmark rate plus a margin that varies with SI Partners’ credit rating.
▪SI Partners must maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in its credit facility) of no more than 5.25 to 1.00 as of the end of each quarter. At December 31, 2021, SI Partners was in compliance with this ratio.
IEnova has two revolving credit facilities. The principal terms of IEnova’s lines of credit reflected in the table above include the following:
▪The $350 million revolving credit facility, which was amended in September 2021 to increase the amount available under the facility from $280 million to $350 million and extend the expiration date from September 2021 to September 2023, has a single lender and borrowings bear interest at a per annum rate equal to 3-month LIBOR plus 54 bps.
▪The $1.5 billion revolving credit facility has a syndicate of 10 lenders and borrowings bear interest at a per annum rate equal to 3-month LIBOR plus 80 bps.
▪Borrowings can be issued in U.S. dollars only.

Uncommitted Lines of Credit
In addition to our committed lines of credit, Sempra Infrastructure’s foreign operations in Mexico have uncommitted lines of credit with an aggregate capacity of $470 million at December 31, 2021, which are generally used for working capital requirements. We reflect amounts outstanding before reductions of any unamortized discounts.

FOREIGN UNCOMMITTED LINES OF CREDIT
(U.S. dollar equivalent in millions)
			December 31, 2021
Borrower	Expiration date of facility	Borrowing denomination	Total facility	Amounts outstanding	Available unused credit
IEnova(1)	September 2022	U.S. dollars	$250	$(250)	$—
ECA LNG Phase 1(2)	August 2023	U.S. dollars or Mexican pesos	100	(63)	37
IEnova(3)	October 2023	U.S. dollars	100	(8)	92
IEnova(4)	October 2023	U.S. dollars or Mexican pesos	20	—	20
	Total		$470	$(321)	$149
(1)    Borrowings bear interest at a per annum rate equal to 3-month LIBOR plus 10 bps.
(2)    Outstanding amounts were borrowed in Mexican pesos and bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 105 bps. Borrowings made in U.S. dollars bear interest at a variable rate based on the 1-month or 3-month LIBOR plus 105 bps.
(3)    Borrowings bear interest at a per annum rate equal to between 1-month and 6-month LIBOR plus 52 bps.
(4)    Borrowings made in Mexican pesos bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus an applicable margin. Borrowings made in U.S. dollars bear interest at a variable rate based on 1-month LIBOR plus an applicable margin. The applicable margin is determined on the date of borrowing.
Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At December 31, 2021, there was approximately $682 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT
(Dollars in millions)
		December 31, 2021
	Expiration date range	Uncommitted letters of credit outstanding
SDG&E	January 2022 to May 2022	$15
SoCalGas	March 2022 to November 2022	15
Sempra Infrastructure	March 2022 to October 2043	473
Parent and other	April 2022 to May 2023	179
Total		$682
Term Loan
In June 2021, SDG&E entered into a $375 million, 364-day term loan with a maturity date of June 27, 2022. At December 31, 2021, $375 million, net of negligible issuance costs, was outstanding under the term loan. The borrowing bears interest at benchmark rates plus 62.5 bps. The term loan provides SDG&E with additional liquidity outside of its line of credit.
Weighted-Average Interest Rates
The weighted-average interest rates on the total short-term debt at December 31 were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	December 31,
	2021	2020	2019
Sempra	0.60%	0.83%	2.31%
SDG&E	0.65	—	1.97
SoCalGas	0.21	0.14	1.86

LONG-TERM DEBT
The following tables show the detail and maturities of long-term debt outstanding:

LONG-TERM DEBT AND FINANCE LEASES
(Dollars in millions)
	December 31,
	2021	2020	2019
SDG&E:
First mortgage bonds (collateralized by plant assets):
3% August 15, 2021	$—	$350	$350
1.914% payable 2015 through February 2022	17	53	89
3.6% September 1, 2023	450	450	450
2.5% May 15, 2026	500	500	500
6% June 1, 2026	250	250	250
1.7% October 1, 2030	800	800	—
5.875% January and February 2034(1)	—	—	176
5.35% May 15, 2035	250	250	250
6.125% September 15, 2037	250	250	250
4% May 1, 2039(1)	—	—	75
6% June 1, 2039	300	300	300
5.35% May 15, 2040	250	250	250
4.5% August 15, 2040	500	500	500
3.95% November 15, 2041	250	250	250
4.3% April 1, 2042	250	250	250
3.75% June 1, 2047	400	400	400
4.15% May 15, 2048	400	400	400
4.1% June 15, 2049	400	400	400
3.32% April 15, 2050	400	400	—
2.95% August 15, 2051	750	—	—
	6,417	6,053	5,140
Other long-term debt (uncollateralized):
Variable rate (0.95% at December 31, 2020) 364-day term loan March 18, 2021(1)	—	200	—
Finance lease obligations:
Purchased-power contracts	1,217	1,237	1,255
Other	57	39	15
	1,274	1,476	1,270
	7,691	7,529	6,410
Current portion of long-term debt	(49)	(611)	(56)
Unamortized discount on long-term debt	(17)	(13)	(12)
Unamortized debt issuance costs	(44)	(39)	(36)
Total SDG&E	7,581	6,866	6,306

SoCalGas:
First mortgage bonds (collateralized by plant assets):
3.15% September 15, 2024	$500	$500	$500
3.2% June 15, 2025	350	350	350
2.6% June 15, 2026	500	500	500
2.55% February 1, 2030	650	650	—
5.75% November 15, 2035	250	250	250
5.125% November 15, 2040	300	300	300
3.75% September 15, 2042	350	350	350
4.45% March 15, 2044	250	250	250
4.125% June 1, 2048	400	400	400
4.3% January 15, 2049	550	550	550
3.95% February 15, 2050	350	350	350
	4,450	4,450	3,800
Other long-term debt (uncollateralized):
Notes at variable rates (0.55% at December 31, 2021) September 14, 2023(1)	300	300	—
1.875% Notes May 14, 2026(1)	4	4	4
5.67% Notes January 18, 2028(2)	5	5	5
Finance lease obligations	61	54	19
	370	363	28
	4,820	4,813	3,828
Current portion of long-term debt	(11)	(10)	(6)
Unamortized discount on long-term debt	(7)	(8)	(7)
Unamortized debt issuance costs	(29)	(32)	(27)
Total SoCalGas	4,773	4,763	3,788

LONG-TERM DEBT AND FINANCE LEASES (CONTINUED)
(Dollars in millions)
	December 31,
	2021	2020	2019
Sempra:
Other long-term debt (uncollateralized):
2.4% Notes February 1, 2020	$—	$—	$500
2.4% Notes March 15, 2020	—	—	500
2.85% Notes November 15, 2020	—	—	400
Notes at variable rates (2.50% at December 31, 2019) January 15, 2021(1)	—	—	700
Notes at variable rates (3.069% after floating-to-fixed rate swaps effective 2019) March 15, 2021	—	850	850
2.875% Notes October 1, 2022	—	500	500
2.9% Notes February 1, 2023	—	500	500
4.05% Notes December 1, 2023	—	500	500
3.55% Notes June 15, 2024	—	500	500
3.75% Notes November 15, 2025	—	350	350
3.25% Notes June 15, 2027	750	750	750
3.4% Notes February 1, 2028	1,000	1,000	1,000
3.8% Notes February 1, 2038	1,000	1,000	1,000
6% Notes October 15, 2039	750	750	750
4% Notes February 1, 2048	800	800	800
4.125% Junior Subordinated Notes April 1, 2052(1)	1,000	—	—
5.75% Junior Subordinated Notes July 1, 2079(1)	758	758	758
Sempra Infrastructure:
Other long-term debt (uncollateralized unless otherwise noted):
6.3% Notes February 2, 2023 (4.124% after cross-currency swap effective 2013)	189	197	207
Loan at variable rates (2.93% at December 31, 2021) December 9, 2025	341	17	—
Notes at 2.87% to 3.51% October 1, 2026(1)	—	—	22
Notes at variable rates (5.13% after floating-to-fixed rate swaps effective 2014), payable 2016 through December 2026, collateralized by plant assets(2)	154	196	237
3.75% Notes January 14, 2028	300	300	300
Loan at variable rates (5.75% at December 31, 2019) July 31, 2028(1)	—	—	11
Bank loans including $234 at a weighted-average fixed rate of 6.87%, $130 at variable rates (weighted-average rate of 6.54% after floating-to-fixed rate swaps effective 2014) and $34 at variable rates (3.45% at December 31, 2020), payable 2016 through March 2032, collateralized by plant assets	—	398	423
Loan at variable rates (4.0275% after floating-to-fixed rate swap effective 2019) payable 2022 through November 2034(1)	200	200	200
2.9% Loan November 15, 2034(1)	241	241	—
Loan at variable rates (2.38% after floating-to-fixed rate swap effective 2020) payable November 2034(1)	100	100	—
4.875% Notes January 14, 2048	540	540	540
4.75% Notes January 15, 2051	800	800	—
	8,923	11,247	12,298
Current portion of long-term debt	(46)	(919)	(1,464)
Unamortized discount on long-term debt	(65)	(55)	(35)
Unamortized debt issuance costs	(98)	(121)	(108)
Total other Sempra	8,714	10,152	10,691
Total Sempra	$21,068	$21,781	$20,785
(1)    Callable long-term debt not subject to make-whole provisions.
(2)    Debt is not callable.

MATURITIES OF LONG-TERM DEBT(1)
(Dollars in millions)
	SDG&E	SoCalGas	Other Sempra	Total Sempra
2022	$17	$—	$46	$63
2023	450	300	257	1,007
2024	—	500	48	548
2025	—	350	410	760
2026	750	500	74	1,324
Thereafter	5,200	3,109	8,088	16,397
Total	$6,417	$4,759	$8,923	$20,099
(1)    Excludes finance lease obligations, discounts, and debt issuance costs.

Various long-term obligations totaling $9.1 billion at Sempra at December 31, 2021 are unsecured. This includes unsecured long-term obligations totaling $309 million at SoCalGas. SDG&E does not have unsecured long-term obligations at December 31, 2021.
Callable Long-Term Debt
At the option of Sempra, SDG&E and SoCalGas, certain debt at December 31, 2021 is callable subject to premiums:

CALLABLE LONG-TERM DEBT
(Dollars in millions)
	SDG&E	SoCalGas	Other Sempra	Total Sempra
Not subject to make-whole provisions	$—	$304	$2,299	$2,603
Subject to make-whole provisions	6,417	4,450	6,470	17,337
First Mortgage Bonds
SDG&E and SoCalGas issue first mortgage bonds secured by liens on their respective utility plant assets. SDG&E and SoCalGas may issue additional first mortgage bonds if in compliance with the provisions of their bond agreements (indentures). These indentures require, among other things, the satisfaction of pro forma earnings-coverage tests on first mortgage bond interest and the availability of sufficient mortgaged property to support the additional bonds, after giving effect to prior bond redemptions. The most restrictive of these tests (the property test) would permit the issuance, subject to CPUC authorization, of additional first mortgage bonds of $7.3 billion at SDG&E and $1.9 billion at SoCalGas at December 31, 2021.
SDG&E
In August 2021, SDG&E issued $750 million of 2.95% green first mortgage bonds maturing in 2051 and received proceeds of $737 million, net of debt discount, underwriting discounts and debt issuance costs of $13 million. SDG&E intends to use the net proceeds to finance or refinance eligible projects that fall into one or more of the following categories: climate change adaptation, clean energy solutions and clean transportation.
Other Long-Term Debt
Sempra
In December 2021, Sempra redeemed, at respective make-whole redemption prices, an aggregate principal amount of $2.35 billion of senior unsecured notes prior to scheduled maturities in 2022 through 2025. Upon the early redemptions, we recognized $126 million ($92 million after tax) in charges associated with the make-whole premiums and a write-off of unamortized discount and debt issuance costs.
In November 2021, we issued $1.0 billion of 4.125% fixed-to-fixed reset rate junior subordinated notes maturing on April 1, 2052. Interest on the notes accrues from and including November 19, 2021 and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The notes will bear interest (i) from and including November 19, 2021 to, but excluding, April 1, 2027 at the rate of 4.125% per annum and (ii) from and including April 1, 2027, during each subsequent five-year period beginning on April 1 of every fifth year, at a rate per annum equal to the Five-year U.S. Treasury Rate (as defined in the notes) as of the day falling two business days before the first day of such five-year period plus a spread of 2.868%, to be reset on April 1 of every fifth year beginning in 2027. We received proceeds of $988 million (net of underwriting discounts and debt issuance costs of $12 million). We used the proceeds from the offering to repay a portion of the aggregate principal amount of the $2.35 billion of senior unsecured notes that we discuss above. We may redeem some or all of the notes before their maturity, as follows:
▪in whole or from time to time in part, on any day during any period from and including the January 1 immediately preceding an interest rate reset date through and including such reset date at a redemption price in cash equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest on the notes to be redeemed to, but excluding, the redemption date;
▪in whole but not in part, at any time following the occurrence and during the continuance of a tax event (as defined in the notes) at a redemption price in cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest on the notes to, but excluding, the redemption date; and
▪in whole but not in part, at any time following the occurrence and during the continuance of a rating agency event (as defined in the notes) at a redemption price in cash equal to 102% of the principal amount of the notes, plus accrued and unpaid interest on the notes to, but excluding, the redemption date.

The notes are unsecured obligations and rank junior and subordinate in right of payment to our existing and future senior indebtedness. The notes rank equally in right of payment with our existing 5.75% junior subordinated notes due 2079 and with any future unsecured indebtedness that we may incur if the terms of such indebtedness provide that it ranks equally with the notes in right of payment. The notes are effectively subordinated in right of payment to any secured indebtedness we have incurred or may incur and to all existing and future indebtedness and other liabilities of our subsidiaries.
SDG&E
On February 18, 2022, SDG&E entered into a $400 million, two-year term loan with a maturity date of February 18, 2024. SDG&E may request up to three borrowings for an aggregate amount of $400 million through May 18, 2022. On February 18, 2022, SDG&E borrowed $200 million. The borrowing bears interest at benchmark rates plus 62.5 bps. The margin is based on SDG&E’s long-term senior unsecured credit rating.
Sempra Infrastructure
SI Partners. On January 11, 2022, SI Partners completed a private offering of $400 million in aggregate principal of 3.25% senior notes due January 15, 2032 to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the Securities Act), and non-U.S. persons outside the U.S. under Regulation S under the Securities Act. The notes were issued at 98.903% of the principal amount and require semi-annual interest payments in January and July, commencing July 15, 2022. The notes are senior unsecured obligations that rank equally with all of SI Partners’ existing and future outstanding unsecured senior indebtedness. Sempra Infrastructure received proceeds of $390 million (net of debt discount, underwriting discounts and debt issuance costs of $10 million). Sempra Infrastructure intends to use the net proceeds for general corporate purposes, which may include the repayment of certain indebtedness of its subsidiaries.
At any time prior to October 15, 2031, SI Partners may redeem some or all of the notes by paying the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to, but excluding, the date of redemption) as if redeemed on October 15, 2031 discounted to the redemption date on a semi-annual basis at the U.S. Treasury rate plus 25 bps and, in each case, accrued and unpaid interest to, but excluding, the date of redemption. At any time beginning on October 15, 2031, SI Partners may redeem some or all of the notes by paying 100% of the principal amount of the notes to be redeemed, plus, in each case, accrued and unpaid interest to, but excluding, the date of redemption. Upon the occurrence of specific kinds of change of control events that result in a downgrade of SI Partners’ credit ratings, holders of the notes would have the right to require SI Partners to offer to purchase some or all of the notes at 101% of the then outstanding principal amount thereof, plus, in each case, accrued and unpaid interest to, but excluding, the date of redemption.
ECA LNG Phase 1. In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement with a syndicate of nine banks for an aggregate principal amount of up to $1.6 billion. Proceeds from the loan are being used to finance the cost of development and construction of a one-train natural gas liquefaction export facility with a name-plate capacity of 3.25 Mtpa and initial offtake capacity of approximately 2.5 Mtpa. The loan matures in December 2025 and bears interest at a weighted-average blended rate of 2.70% plus a benchmark interest rate per annum equal to (a) the LIBOR for such interest period divided by (b) one minus the Eurodollar Reserve Percentage; provided that in no event shall the benchmark at any time be less than 0% per annum. ECA LNG Phase 1 may elect for each calendar quarter (i) three successive interest periods of one month or (ii) a single interest period of three months. Sempra and TotalEnergies SE have provided guarantees for repayment of the loans plus accrued and unpaid interest based on their proportionate ownership interest in ECA LNG Phase 1 of 83.4% and 16.6%, respectively. The effective interest rate of the loan is based on the interest payments made to external lenders and guarantee payments made to TotalEnergies SE as a guarantor. At December 31, 2021 and 2020, $341 million and $17 million, respectively, was outstanding under the loan agreement, with a weighted-average interest rate of 2.93% and 2.82%, respectively.
ESJ. As we discuss in Note 5, through its acquisition of the remaining 50% of ESJ, Sempra Infrastructure assumed a $177 million (net of $6 million in unamortized debt issuance costs) variable rate loan payable to a syndicate of five lenders that matures in June 2033. To moderate exposure to interest rate and associated cash flow variability, ESJ entered into floating-to-fixed rate swaps for 90% of the principal balance, resulting in a fixed rate of 6.13%. The remaining 10% of the principal balance bore interest at 6-month LIBOR plus a margin of 2.63% with an increase of 25 bps every four years. On October 8, 2021, Sempra Infrastructure used proceeds from borrowings against IEnova’s committed and uncommitted lines of credit to fully repay the $175 million of outstanding principal plus accrued and unpaid interest on the ESJ loan prior to its scheduled maturity in 2033, and recognized $18 million ($10 million after tax and NCI) in charges associated with hedge termination costs and a write-off of unamortized debt issuance costs.

Ventika. On October 13, 2021, Sempra Infrastructure used proceeds from borrowings against IEnova’s committed and uncommitted lines of credit to fully repay $375 million of outstanding principal plus accrued and unpaid interest on the Ventika fixed- and variable-rate loans prior to scheduled maturity dates through 2032, and recognized $36 million ($20 million after tax and NCI) in charges associated with hedge termination costs and a write-off of unamortized debt issuance costs.

NOTE 8. INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra:
Income tax expense from continuing operations	$99	$249	$315

Income from continuing operations before income taxes and equity earnings	$219	$1,489	$1,734
Equity earnings, before income tax(1)	614	294	30
Pretax income	$833	$1,783	$1,764

Effective income tax rate	12%	14%	18%
SDG&E:
Income tax expense	$201	$190	$171
Income before income taxes	$1,020	$1,014	$945
Effective income tax rate	20%	19%	18%
SoCalGas:
Income tax (benefit) expense	$(310)	$96	$120
(Loss) income before income taxes	$(736)	$601	$762
Effective income tax rate	42%	16%	16%
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
The AFUDC related to equity recorded for regulated construction projects at Sempra Infrastructure has similar flow-through treatment.
We record income tax (expense) benefit from the transactional effects of foreign currency and inflation. Through the first quarter of 2021, such effects are offset by net gains (losses) from foreign currency derivatives that were hedging Sempra Infrastructure’s exposure to movements in the Mexican peso from its controlling interest in IEnova.

We present in the table below reconciliations of net U.S. statutory federal income tax rates to our ETRs.

RECONCILIATION OF FEDERAL INCOME TAX RATES TO EFFECTIVE INCOME TAX RATES

	Years ended December 31,
	2021	2020	2019
Sempra:
U.S. federal statutory income tax rate	21%	21%	21%
Outside basis differences	9	—	—
Utility depreciation	8	3	3
Non-U.S. earnings taxed at rates different from the U.S. statutory income tax rate(1)	5	2	3
Foreign exchange and inflation effects(2)	1	(3)	4
Valuation allowances	1	(1)	—
Tax credits	—	(1)	(2)
Excess deferred income taxes outside of ratemaking	—	—	(4)
Compensation-related items	(1)	(1)	—
Impairment losses	(1)	1	—
Noncontrolling interests	(2)	—	—
Allowance for equity funds used during construction	(3)	(1)	(1)
Amortization of excess deferred income taxes	(3)	(1)	(1)
Remeasurement of deferred taxes	(4)	—	—
State income taxes, net of federal income tax benefit	(4)	1	2
Utility self-developed software expenditures	(5)	(3)	(2)
Utility repairs expenditures	(9)	(4)	(3)
Other, net	(1)	1	(2)
Effective income tax rate	12%	14%	18%
SDG&E:
U.S. federal statutory income tax rate	21%	21%	21%
State income taxes, net of federal income tax benefit	5	5	6
Depreciation	3	3	3
Excess deferred income taxes outside of ratemaking	—	—	(3)
Self-developed software expenditures	(1)	(4)	(3)
Amortization of excess deferred income taxes	(2)	(1)	(1)
Allowance for equity funds used during construction	(2)	(2)	(1)
Repairs expenditures	(4)	(3)	(3)
Other, net	—	—	(1)
Effective income tax rate	20%	19%	18%
SoCalGas:
U.S. federal statutory income tax rate	21%	21%	21%
State income taxes, net of federal income tax benefit	11	2	4
Repairs expenditures	5	(7)	(4)
Self-developed software expenditures	5	(4)	(2)
Amortization of excess deferred income taxes	2	(1)	(1)
Allowance for equity funds used during construction	1	(1)	(1)
Nondeductible expenditures	—	2	—
Excess deferred income taxes outside of ratemaking	—	—	(5)
Depreciation	(5)	5	4
Other, net	2	(1)	—
Effective income tax rate	42%	16%	16%
(1)    Related to operations in Mexico.
(2)    Due to fluctuation of the Mexican peso against the U.S. dollar. We record income tax expense (benefit) from the transactional effects of foreign currency and inflation because of appreciation (depreciation) of the Mexican peso. We also recognize gains (losses) in Other Income (Expense), Net, on the Consolidated Statements of Operations from foreign currency derivatives that are partially hedging Sempra Infrastructure’s exposure to movements in the Mexican peso from its controlling interest in IEnova.

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
We expect to repatriate approximately $1.8 billion of foreign undistributed earnings in the foreseeable future, and have accrued $59 million of U.S. state deferred income tax liability at December 31, 2021 for repatriations that we expect will begin in 2022 as cash is generated. We repatriated approximately $4.7 billion and $254 million to the U.S. in 2020 and 2019, respectively.
We have not recorded deferred income taxes with respect to remaining basis differences of approximately $600 million between financial statement and income tax investment amounts in our non-U.S. subsidiaries because we consider them to be indefinitely reinvested as of December 31, 2021. However, the sale of NCI in SI Partners to ADIA, which we discuss in Note 1, would affect our indefinite reinvestment assertion. The remaining basis differences are calculated pursuant to U.S. federal tax law, which may differ from tax law in California and foreign jurisdictions. It is currently not practicable to determine the hypothetical amount of tax that might be payable if the underlying basis differences were realized.
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

PRETAX INCOME
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra:
By geographic components:
U.S.	$346	$1,461	$1,191
Non-U.S.	487	322	573
Total(1)	$833	$1,783	$1,764
(1)    See the Income Tax Expense (Benefit) and Effective Income Tax Rates table above for the calculation of pretax income.
U.S. pretax income was lower in 2021 compared to 2020 and 2019 primarily due to the 2021 charges at SoCalGas related to civil litigation pertaining to the Leak, which we describe in Note 16.

The components of income tax expense are as follows.

INCOME TAX EXPENSE (BENEFIT)
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra:
Current:
U.S. state	$(6)	$(22)	$(14)
Non-U.S.	183	112	140
Total	177	90	126
Deferred:
U.S. federal	(9)	157	87
U.S. state	(37)	36	21
Non-U.S.	(31)	(34)	84
Total	(77)	159	192
Deferred investment tax credits	(1)	—	(3)
Total income tax expense	$99	$249	$315
SDG&E:
Current:
U.S. federal	$35	$121	$35
U.S. state	13	34	31
Total	48	155	66
Deferred:
U.S. federal	99	11	75
U.S. state	54	25	32
Total	153	36	107
Deferred investment tax credits	—	(1)	(2)
Total income tax expense	$201	$190	$171
SoCalGas:
Current:
U.S. federal	$134	$163	$8
U.S. state	50	45	24
Total	184	208	32
Deferred:
U.S. federal	(334)	(85)	79
U.S. state	(159)	(28)	10
Total	(493)	(113)	89
Deferred investment tax credits	(1)	1	(1)
Total income tax (benefit) expense	$(310)	$96	$120

The tables below present the components of deferred income taxes:

DEFERRED INCOME TAXES – SEMPRA
(Dollars in millions)
	December 31,
	2021	2020	2019
Deferred income tax liabilities:
Differences in financial and tax bases of fixed assets, investments and other assets(1)	$5,230	$4,891	$4,052
U.S. state and non-U.S. withholding tax on repatriation of foreign earnings	47	46	153
Regulatory balancing accounts	538	587	468
Right-of-use assets – operating leases	160	144	131
Property taxes	52	51	44
Other deferred income tax liabilities	50	40	93
Total deferred income tax liabilities	6,077	5,759	4,941
Deferred income tax assets:
Tax credits	1,135	1,161	1,136
Net operating losses	706	1,299	911
Postretirement benefits	30	162	200
Compensation-related items	164	169	161
Operating lease liabilities	140	125	131
Other deferred income tax assets	130	97	60
State income taxes	21	20	8
Bad debt allowance	33	35	4
Accrued expenses not yet deductible	575	130	52
Deferred income tax assets before valuation allowances	2,934	3,198	2,663
Less: valuation allowances	183	174	144
Total deferred income tax assets	2,751	3,024	2,519
Net deferred income tax liability(2)	$3,326	$2,735	$2,422
(1)    In addition to the financial over tax basis differences in fixed assets, the amount also includes financial over tax basis differences in various interests in partnerships and certain subsidiaries.
(2)    At December 31, 2021, 2020, and 2019, includes $151, $136, and $155, respectively, recorded as a noncurrent asset and $3,477, $2,871, and $2,577, respectively, recorded as a noncurrent liability on the Consolidated Balance Sheets.

DEFERRED INCOME TAXES – SDG&E AND SOCALGAS
(Dollars in millions)
	SDG&E			SoCalGas
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Deferred income tax liabilities:
Differences in financial and tax bases of utility plant and other assets	$1,970	$1,833	$1,735	$1,444	$1,322	$1,246
Regulatory balancing accounts	323	224	141	215	362	327
Right-of-use assets – operating leases	52	28	32	16	21	22
Property taxes	35	34	30	17	17	14
Other	1	2	14	1	1	1
Total deferred income tax liabilities	2,381	2,121	1,952	1,693	1,723	1,610
Deferred income tax assets:
Tax credits	5	5	6	3	3	3
Postretirement benefits	—	14	37	18	123	120
Compensation-related items	12	12	6	33	36	25
Operating lease liabilities	52	28	32	16	21	22
Bad debt allowance	16	18	3	15	15	1
State income taxes	4	8	7	12	11	8
Accrued expenses not yet deductible	16	14	9	539	93	15
Other	1	3	4	18	15	13
Total deferred income tax assets	106	102	104	654	317	207
Net deferred income tax liability	$2,275	$2,019	$1,848	$1,039	$1,406	$1,403

The following table summarizes our unused NOLs and tax credit carryforwards.

NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS
(Dollars in millions)
	Unused amount at December 31, 2021	Year expiration begins
Sempra:
U.S. federal:
NOLs(1)	$3,263	Indefinite
General business tax credits(1)	436	2032
Foreign tax credits(2)	688	2024
U.S. state(2):
NOLs	2,938	2022
General business tax credits	6	2022
Non-U.S.(2) – NOLs	248	2022
(1)    We have recorded deferred income tax benefits on these NOLs and tax credits, in total, because we currently believe they will be realized on a more-likely-than-not-basis.
(2)    We have not recorded deferred income tax benefits on a portion of these NOLs and tax credits because we currently believe they will not be realized on a more-likely-than-not-basis, as discussed below.

A valuation allowance is recorded when, based on more-likely-than-not criteria, negative evidence outweighs positive evidence with regard to our ability to realize a deferred income tax asset in the future. Of the valuation allowances recorded to date, the negative evidence outweighs the positive evidence primarily due to cumulative pretax losses in various U.S. state and non-U.S. jurisdictions resulting in deferred income tax assets that we currently do not believe will be realized on a more-likely-than-not basis. The following table provides the valuation allowances that we recorded against a portion of our total deferred income tax assets shown above in the “Deferred Income Taxes – Sempra” table.

VALUATION ALLOWANCES
(Dollars in millions)
	December 31,
	2021	2020	2019
Sempra:
U.S. federal	$128	$118	$90
U.S. state	31	32	33
Non-U.S.	24	24	21
	$183	$174	$144

Following is a reconciliation of the changes in unrecognized income tax benefits and the potential effect on our ETR for the years ended December 31:

RECONCILIATION OF UNRECOGNIZED INCOME TAX BENEFITS
(Dollars in millions)
	2021	2020	2019
Sempra:
Balance at January 1	$99	$93	$119
Increase in prior period tax positions	3	3	5
Decrease in prior period tax positions	(2)	(1)	—
Increase in current period tax positions	204	4	2
Settlements with taxing authorities	—	—	(32)
Expiration of statutes of limitations	—	—	(1)
Balance at December 31	$304	$99	$93
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(105)	$(87)	$(81)
increase the effective tax rate(1)	34	31	27
SDG&E:
Balance at January 1	$13	$12	$11
Increase in prior period tax positions	1	1	1
Balance at December 31	$14	$13	$12
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(11)	$(10)	$(9)
increase the effective tax rate(1)	1	1	1
SoCalGas:
Balance at January 1	$68	$64	$61
Increase in prior period tax positions	1	1	1
Increase in current period tax positions	3	3	2
Balance at December 31	$72	$68	$64
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(63)	$(59)	$(55)
increase the effective tax rate(1)	33	30	26
(1)    Includes temporary book and tax differences that are treated as flow-through for ratemaking purposes, as discussed above.

It is reasonably possible that within the next 12 months, unrecognized income tax benefits could decrease due to the following:

POSSIBLE DECREASES IN UNRECOGNIZED INCOME TAX BENEFITS WITHIN 12 MONTHS
(Dollars in millions)
	At December 31,
	2021	2020	2019
Sempra:
Potential resolution of audit issues with various U.S. federal, state and local and non-U.S. taxing authorities	$8	$8	$8
SDG&E:
Potential resolution of audit issues with various U.S. federal, state and local taxing authorities	$6	$6	$6
SoCalGas:
Potential resolution of audit issues with various U.S. federal, state and local taxing authorities	$2	$2	$2

Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in Income Tax Expense on the Consolidated Statements of Operations. Sempra accrued negligible amounts at December 31, 2021 and 2020 and $1 million for interest expense and penalties at December 31, 2019 on the Consolidated Balance Sheets, and recorded negligible amounts for interest and penalties in the Consolidated Statements of Operations for all periods presented. SDG&E and SoCalGas each accrued negligible amounts for interest expense and penalties at December 31, 2021, 2020, and 2019 on the Consolidated Balance Sheets, and recorded negligible amounts of interest expense and penalties in the Consolidated Statements of Operations for all periods presented.
INCOME TAX AUDITS
Sempra is subject to U.S. federal income tax as well as income tax of multiple state and non-U.S. jurisdictions. We remain subject to examination for U.S. federal tax years after 2017. We are subject to examination by major state tax jurisdictions for tax years after 2012. Certain major non-U.S. income tax returns for tax years 2013 through the present are open to examination. We are also open to examination for non-U.S. income tax returns related to our prior interest in our commodities business, which we divested in 2010, for years 2009 and 2010.
SDG&E and SoCalGas are subject to U.S. federal income tax and state income tax. They remain subject to examination for U.S. federal tax years after 2017 and state tax years after 2012.
In addition, Sempra has filed protests to contest proposed state audit adjustments for tax years 2009 through 2012. The pre-2013 tax years for our major state tax jurisdictions are closed to new issues; therefore, no additional tax may be assessed by the taxing authorities for these tax years.

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
The detailed information presented below covers the employee benefit plans of primarily Sempra and its consolidated subsidiaries.
Sempra has funded and unfunded noncontributory traditional defined benefit and cash balance plans, including separate plans for SDG&E and SoCalGas, which collectively cover all eligible employees, including a member of the Sempra board of directors who was a participant in a predecessor plan on or before June 1, 1998. Pension benefits under the traditional defined benefit plans are based on service and final average earnings, while the cash balance plans provide benefits using a career average earnings methodology.
IEnova has an unfunded noncontributory defined benefit plan covering all employees that provides defined benefits to retirees based on date of hire, years of service and final average earnings.
Sempra also has PBOP plans, including separate plans for SDG&E and SoCalGas, which collectively cover all domestic and certain foreign employees. The life insurance plans are both contributory and noncontributory, and the health care plans are contributory. Participants’ contributions are adjusted annually. Other postretirement benefits include medical benefits.
Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. We review these assumptions on an annual basis and update them as appropriate. We consider current market conditions, including interest rates, in making these assumptions. We use a December 31 measurement date for all of our plans.

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $567 million, $512 million and $488 million at December 31, 2021, 2020 and 2019, respectively.

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Benefit Plan Amendments Affecting 2019
In 2019, certain executive participants in a company nonqualified pension plan became eligible in this same plan for Supplemental Executive Retirement Plan benefits. This was treated as a plan amendment and increased the recorded pension liability by $5 million at Sempra, $3 million at SDG&E and $2 million at SoCalGas in 2019.
Oncor
In 2021, 2020 and 2019, we had $7 million, $11 million and $27 million, respectively, in AOCI representing an actuarial loss related to Oncor’s pension plans.
Benefit Obligations and Assets
The following three tables provide a reconciliation of the changes in the plans’ projected benefit obligations and the fair value of assets during 2021, 2020 and 2019, and a statement of the funded status at December 31, 2021, 2020 and 2019:

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
(Dollars in millions)
	Pension benefits			Other postretirement benefits
	2021	2020	2019	2021	2020	2019
Sempra:
CHANGE IN PROJECTED BENEFIT OBLIGATION
Net obligation at January 1	$4,077	$3,768	$3,339	$989	$913	$868
Service cost	145	129	110	23	18	17
Interest cost	112	129	139	28	33	36
Contributions from plan participants	—	—	—	21	22	21
Actuarial (gain) loss	(76)	351	445	(53)	79	45
Plan amendments	—	—	5	—	—	—
Benefit payments	(98)	(93)	(93)	(68)	(74)	(72)
Settlements	(303)	(207)	(177)	—	(2)	(2)
Net obligation at December 31	3,857	4,077	3,768	940	989	913

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	3,002	2,662	2,160	1,399	1,281	1,108
Actual return on plan assets	340	350	496	51	164	218
Employer contributions	241	290	276	5	8	8
Contributions from plan participants	—	—	—	21	22	21
Benefit payments	(98)	(93)	(93)	(68)	(74)	(72)
Settlements	(303)	(207)	(177)	—	(2)	(2)
Fair value of plan assets at December 31	3,182	3,002	2,662	1,408	1,399	1,281
Funded status at December 31	$(675)	$(1,075)	(1,106)	$468	$410	$368
Net recorded (liability) asset at December 31	$(675)	$(1,075)	(1,106)	$468	$410	$368

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
(Dollars in millions)
	Pension benefits			Other postretirement benefits
	2021	2020	2019	2021	2020	2019
SDG&E:
CHANGE IN PROJECTED BENEFIT OBLIGATION
Net obligation at January 1	$913	$895	$814	$193	$177	$170
Service cost	35	31	30	5	4	4
Interest cost	25	30	34	5	6	7
Contributions from plan participants	—	—	—	7	8	7
Actuarial (gain) loss	(2)	37	61	(3)	17	7
Plan amendments	—	—	3	—	—	—
Benefit payments	(17)	(18)	(18)	(19)	(20)	(18)
Settlements	(69)	(52)	(39)	—	—	—
Transfer of liability from other plans	—	(10)	10	—	1	—
Net obligation at December 31	885	913	895	188	193	177

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	819	739	600	213	197	172
Actual return on plan assets	73	94	135	(5)	26	36
Employer contributions	53	52	52	1	1	—
Contributions from plan participants	—	—	—	7	8	7
Benefit payments	(17)	(18)	(18)	(19)	(20)	(18)
Settlements	(69)	(52)	(39)	—	—	—
Transfer of assets from other plans	—	4	9	—	1	—
Fair value of plan assets at December 31	859	819	739	197	213	197
Funded status at December 31	$(26)	$(94)	(156)	$9	$20	$20
Net recorded (liability) asset at December 31	$(26)	$(94)	(156)	$9	$20	$20

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
(Dollars in millions)
	Pension benefits			Other postretirement benefits
(Dollars in millions)	2021	2020	2019	2021	2020	2019
SoCalGas:
CHANGE IN PROJECTED BENEFIT OBLIGATION
Net obligation at January 1	$2,829	$2,526	$2,148	$749	$688	$646
Service cost	97	86	68	17	14	12
Interest cost	78	88	91	22	25	27
Contributions from plan participants	—	—	—	13	14	13
Actuarial (gain) loss	(83)	282	345	(49)	57	39
Plan amendments	—	—	2	—	—	—
Benefit payments	(63)	(60)	(59)	(46)	(49)	(49)
Settlements	(211)	(105)	(65)	—	—	—
Transfer of liability to other plans	—	12	(4)	—	—	—
Net obligation at December 31	2,647	2,829	2,526	706	749	688

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	1,969	1,737	1,385	1,159	1,059	916
Actual return on plan assets	243	243	320	51	134	178
Employer contributions	157	152	152	1	1	1
Contributions from plan participants	—	—	—	13	14	13
Benefit payments	(63)	(60)	(59)	(46)	(49)	(49)
Settlements	(211)	(105)	(65)	—	—	—
Transfer of assets from other plans	—	2	4	—	—	—
Fair value of plan assets at December 31	2,095	1,969	1,737	1,178	1,159	1,059
Funded status at December 31	$(552)	$(860)	$(789)	$472	$410	$371
Net recorded (liability) asset at December 31	$(552)	$(860)	$(789)	$472	$410	$371

Actuarial losses (gains) fluctuate based on changes in assumptions that we describe below in “Assumptions for Pension and Other Postretirement Benefit Plans” and updates to census data. In 2021, 2020 and 2019, the Society of Actuaries released updated mortality improvement projection scales, reflecting changes to projected observed longevity improvements in its mortality tables. We have incorporated these assumptions, adjusted for the Sempra companies’ actual mortality experience, in our calculations for each of those years.
▪Actuarial gains in pension plans at Sempra in 2021 were driven primarily by an increase in discount rates at SoCalGas, SDG&E and Sempra and updated census data at SoCalGas. These actuarial gains were partially offset by actuarial losses at SDG&E, SoCalGas and Sempra due to an increase in the interest crediting rate for the cash balance plans, at SDG&E and Sempra due to updated census data and at SoCalGas due to a decrease in the conversion rate used to determine lump-sum distributions.
▪Actuarial gains in PBOP plans at Sempra in 2021 were driven primarily by an increase in discount rates at SoCalGas, SDG&E and Sempra, updated census data at SoCalGas and a reduction in the 2022 expected health care costs at SoCalGas.
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
The 10% corridor accounting method is used at Sempra, SDG&E and SoCalGas. Under the corridor accounting method, if as of the beginning of a year unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets, the excess is amortized over the average remaining service period of active participants. The asset smoothing and 10% corridor accounting methods help mitigate volatility of net periodic benefit costs from year to year.
Defined benefit pension and other postretirement plans with an aggregated overfunded status are recognized as an asset and with an aggregated underfunded status are recognized as a liability; unrecognized changes in these assets and/or liabilities are normally recorded in AOCI on the balance sheet. SDG&E and SoCalGas record regulatory assets and liabilities that offset the funded pension and other postretirement plans’ assets or liabilities, as these costs are expected to be recovered in future utility rates based on decisions by regulatory agencies.
SDG&E and SoCalGas record annual pension and other postretirement net periodic benefit costs equal to the contributions to their qualified plans as authorized by the CPUC. The annual contributions to the pension plans are the greater of:
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
The annual contributions to PBOP plans are equal to the lesser of the maximum tax deductible amount or the net periodic cost calculated in accordance with U.S. GAAP for pension and PBOP plans. Any differences between booked net periodic benefit cost and amounts contributed to the pension and other postretirement plans for SDG&E and SoCalGas are disclosed as regulatory adjustments in accordance with U.S. GAAP for rate-regulated entities.

The net (liability) asset is included in the following categories on the Consolidated Balance Sheets at December 31:

PENSION AND OTHER POSTRETIREMENT BENEFIT OBLIGATIONS, NET OF PLAN ASSETS
(Dollars in millions)
	Pension benefits			Other postretirement benefits
	2021	2020	2019	2021	2020	2019
Sempra:
Noncurrent assets	$19	$—	$—	$481	$430	$391
Current liabilities	(19)	(35)	(59)	(1)	(1)	(3)
Noncurrent liabilities	(675)	(1,040)	(1,047)	(12)	(19)	(20)
Net recorded (liability) asset	$(675)	$(1,075)	$(1,106)	$468	$410	$368
SDG&E:
Noncurrent assets	$—	$—	$—	$9	$20	$20
Current liabilities	(1)	(2)	(3)	—	—	—
Noncurrent liabilities	(25)	(92)	(153)	—	—	—
Net recorded (liability) asset	$(26)	$(94)	$(156)	$9	$20	$20
SoCalGas:
Noncurrent assets	$—	$—	$—	$472	$410	$371
Current liabilities	(1)	(7)	(4)	—	—	—
Noncurrent liabilities	(551)	(853)	(785)	—	—	—
Net recorded (liability) asset	$(552)	$(860)	$(789)	$472	$410	$371

Amounts recorded in AOCI at December 31, net of income tax effects and amounts recorded as regulatory assets, are as follows:

AMOUNTS IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pension benefits			Other postretirement benefits
	2021	2020	2019	2021	2020	2019
Sempra(1):
Net actuarial (loss) gain	$(86)	$(102)	$(113)	$11	$8	$10
Prior service cost	(8)	(11)	(14)	—	—	—
Total	$(94)	$(113)	$(127)	$11	$8	$10
SDG&E:
Net actuarial loss	$(9)	$(8)	$(9)
Prior service cost	(1)	(2)	(7)
Total	$(10)	$(10)	$(16)
SoCalGas:
Net actuarial loss	$(15)	$(14)	$(7)
Prior service cost	(3)	(4)	(3)
Total	$(18)	$(18)	$(10)
(1)    Includes discontinued operations in 2020 and 2019.

Sempra, SDG&E and SoCalGas each have a funded pension plan. The following table shows the obligations of funded pension plans with benefit obligations in excess of plan assets at December 31:

OBLIGATIONS OF FUNDED PENSION PLANS
(Dollars in millions)
	2021	2020	2019
Sempra:
Projected benefit obligation	$2,612	$3,679	$3,578
Accumulated benefit obligation	2,277	3,265	3,229
Fair value of plan assets	2,095	2,788	2,662
SDG&E:
Projected benefit obligation		$887	$861
Accumulated benefit obligation		834	818
Fair value of plan assets		819	739
SoCalGas:
Projected benefit obligation	$2,612	$2,792	$2,505
Accumulated benefit obligation	2,277	2,431	2,208
Fair value of plan assets	2,095	1,969	1,737
We also have unfunded pension plans at Sempra, SDG&E, SoCalGas and IEnova. The following table shows the obligations of unfunded pension plans at December 31:

OBLIGATIONS OF UNFUNDED PENSION PLANS
(Dollars in millions)
	2021	2020	2019
Sempra:
Projected benefit obligation	$178	$184	$190
Accumulated benefit obligation	139	146	158
SDG&E:
Projected benefit obligation	$26	$26	$34
Accumulated benefit obligation	22	22	27
SoCalGas:
Projected benefit obligation	$35	$37	$21
Accumulated benefit obligation	29	31	17
Sempra, SDG&E and SoCalGas each have a funded other postretirement benefit plan. At December 31, 2021, the assets for SDG&E’s and SoCalGas’ other postretirement benefit plans exceeded the plans’ obligations. The following table shows the obligations of funded other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets at December 31:

OBLIGATIONS OF FUNDED OTHER POSTRETIREMENT BENEFIT PLANS
(Dollars in millions)
	2021	2020	2019
Sempra:
Accumulated postretirement benefit obligation	$34	$33	$32
Fair value of plan assets	33	27	25
We also have unfunded other postretirement benefit plans at Sempra. The following table shows the obligations of unfunded other postretirement benefit plans at December 31:

OBLIGATIONS OF UNFUNDED OTHER POSTRETIREMENT BENEFIT PLANS
(Dollars in millions)
	2021	2020	2019
Sempra:
Accumulated postretirement benefit obligation	$12	$14	$16
Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost and pretax amounts recognized in OCI for the years ended December 31:

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
(Dollars in millions)
	Pension benefits			Other postretirement benefits
	2021	2020	2019	2021	2020	2019
Sempra:
NET PERIODIC BENEFIT COST
Service cost	$145	$129	$110	$23	$18	$17
Interest cost	112	129	139	28	33	36
Expected return on assets	(173)	(169)	(144)	(61)	(55)	(71)
Amortization of:
Prior service cost (credit)	11	12	12	(2)	(2)	—
Actuarial loss (gain)	45	35	36	(9)	(10)	(10)
Settlement charges	38	22	28	—	—	—
Net periodic benefit cost (credit)	178	158	181	(21)	(16)	(28)
Regulatory adjustment	57	91	77	21	16	29
Total expense recognized	235	249	258	—	—	1

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI (1)
Net (gain) loss	(5)	28	17	(4)	1	(3)
Prior service cost	—	—	5	—	—	—
Amortization of actuarial loss	(8)	(14)	(13)	—	—	—
Amortization of prior service cost	(4)	(4)	(3)	—	—	—
Settlements	(7)	(22)	(28)	—	—	—
Total recognized in OCI	(24)	(12)	(22)	(4)	1	(3)
Total recognized in net periodic benefit cost and OCI	$211	$237	$236	$(4)	$1	$(2)
(1)    Includes discontinued operations in 2020 and 2019.

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
(Dollars in millions)
	Pension benefits			Other postretirement benefits
	2021	2020	2019	2021	2020	2019
SDG&E:
NET PERIODIC BENEFIT COST
Service cost	$35	$31	$30	$5	$4	$4
Interest cost	25	30	34	5	6	7
Expected return on assets	(50)	(49)	(38)	(10)	(10)	(11)
Amortization of:
Prior service cost	1	2	3	—	—	2
Actuarial loss (gain)	2	3	11	(2)	(3)	(2)
Settlement charges	6	—	—	—	—	—
Net periodic benefit cost (credit)	19	17	40	(2)	(3)	—
Regulatory adjustment	34	38	14	2	3	—
Total expense recognized	53	55	54	—	—	—

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI
Net loss	1	6	5	—	—	—
Prior service cost	—	—	2	—	—	—
Transfer of actuarial gain	—	(7)	—	—	—	—
Transfer of prior service credit	—	(5)	—	—	—	—
Amortization of actuarial loss	—	(1)	—	—	—	—
Amortization of prior service cost	(1)	(1)	(1)	—	—	—
Total recognized in OCI	—	(8)	6	—	—	—
Total recognized in net periodic benefit cost and OCI	$53	$47	$60	$—	$—	$—

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
SOUTHERN CALIFORNIA GAS COMPANY
(Dollars in millions)
	Pension benefits			Other postretirement benefits
	2021	2020	2019	2021	2020	2019
SoCalGas:
NET PERIODIC BENEFIT COST
Service cost	$97	$86	$68	$17	$14	$12
Interest cost	78	88	91	22	25	27
Expected return on assets	(113)	(107)	(94)	(48)	(43)	(58)
Amortization of:
Prior service cost (credit)	8	8	8	(3)	(2)	(2)
Actuarial loss (gain)	36	26	16	(7)	(7)	(8)
Settlement charges	25	—	—	—	—	—
Net periodic benefit cost (credit)	131	101	89	(19)	(13)	(29)
Regulatory adjustment	23	53	63	19	13	29
Total expense recognized	154	154	152	—	—	—

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI
Net loss	2	6	2	—	—	—
Prior service cost	—	—	3	—	—	—
Transfer of actuarial loss (gain)	—	5	(4)	—	—	—
Transfer of prior service cost (credit)	—	3	(1)	—	—	—
Amortization of actuarial loss	(1)	(1)	(1)	—	—	—
Amortization of prior service cost	(1)	(1)	—	—	—	—
Total recognized in OCI	—	12	(1)	—	—	—
Total recognized in net periodic benefit cost and OCI	$154	$166	$151	$—	$—	$—
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

The significant assumptions affecting benefit obligation and net periodic benefit cost are as follows:

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATION
AT DECEMBER 31
	Pension benefits			Other postretirement benefits
	2021	2020	2019	2021	2020	2019
Sempra:
Discount rate	3.04%	2.78%	3.49%	3.04%	2.88%	3.54%
Interest crediting rate(1)(2)	1.94	1.62	2.28	1.94	1.62	2.28
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
SDG&E:
Discount rate	2.99%	2.73%	3.44%	3.05%	2.85%	3.55%
Interest crediting rate(1)(2)	1.94	1.62	2.28	1.94	1.62	2.28
Rate of compensation increase	3.50-10.00	2.70-10.00	2.70-10.00	3.50-10.00	2.70-10.00	2.70-10.00
SoCalGas:
Discount rate	3.04%	2.79%	3.50%	3.05%	2.90%	3.55%
Interest crediting rate(1)(2)	1.94	1.62	2.28	1.94%	1.62	2.28
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
(1)    Interest crediting rate for pension benefits applies only to funded cash balance plans.
(2)    Interest crediting rate for other postretirement benefits applies only to interest bearing health retirement accounts at SDG&E and SoCalGas.

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST
YEARS ENDED DECEMBER 31
	Pension benefits			Other postretirement benefits
	2021	2020	2019	2021	2020	2019
Sempra:
Discount rate	2.78%	3.49%	4.29%	2.88%	3.54%	4.29%
Expected return on plan assets	6.47	7.00	7.00	4.76	4.64	6.48
Interest crediting rate(1)(2)	1.62	2.28	3.36	1.62	2.28	3.36
Rate of compensation increase	2.70-10.00	2.70-10.00	2.00-10.00	2.70-10.00	2.70-10.00	2.00-10.00
SDG&E:
Discount rate	2.73%	3.44%	4.29%	2.85%	3.55%	4.30%
Expected return on plan assets	6.25	7.00	7.00	4.81	5.51	6.92
Interest crediting rate(1)(2)	1.62	2.28	3.36	1.62	2.28	3.36
Rate of compensation increase	2.70-10.00	2.70-10.00	2.00-10.00	2.70-10.00	2.70-10.00	2.00-10.00
SoCalGas:
Discount rate	2.79%	3.50%	4.30%	2.90%	3.55%	4.30%
Expected return on plan assets	6.75	7.00	7.00	4.70	4.41	6.38
Interest crediting rate(1)(2)	1.62	2.28	3.36	1.62	2.28	3.36
Rate of compensation increase	2.70-10.00	2.70-10.00	2.00-10.00	2.70-10.00	2.70-10.00	2.00-10.00
(1)    Interest crediting rate for pension benefits applies only to funded cash balance plans.
(2)    Interest crediting rate for other postretirement benefits applies only to interest bearing health retirement accounts at SDG&E and SoCalGas.
Health Care Cost Trend Rates
Assumed health care cost trend rates have a significant effect on the amounts that Sempra, SDG&E and SoCalGas report for the health care plan costs. Following are the health care cost trend rates applicable to our postretirement benefit plans:

ASSUMED HEALTH CARE COST TREND RATES
AT DECEMBER 31
	Other postretirement benefit plans
	Pre-65 retirees			Retirees aged 65 years and older
	2021	2020	2019	2021	2020	2019
Health care cost trend rate assumed for next year	6.00%	6.00%	6.25%	4.75%	4.75%	4.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend)	4.75%	4.75%	4.75%	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend	2025	2025	2025	2022	2022	2022

Plan Assets
Investment Allocation Strategy for Sempra’s Pension Master Trust
Sempra’s pension master trust holds the investments for our pension plans and a portion of the investments for our PBOP plans. We maintain additional trusts, as we discuss below, for certain of SDGE’s and SoCalGas’ PBOP plans. Other than through indexing strategies, the trusts do not invest in securities of Sempra.
The current asset allocation objective for the pension master trust is to protect the funded status of the plans while generating sufficient returns to cover future benefit payments and accruals. We assess the portfolio performance by comparing actual returns with relevant benchmarks. Currently, the pension plans’ target asset allocations are:
▪31% domestic equity
▪21% international equity
▪21% long credit
▪10% diversified real assets
▪10% return-seeking credit
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
In accordance with the Sempra pension investment guidelines, derivative financial instruments may be used by the pension master trust’s equity and fixed income portfolio investment managers to equitize cash, hedge certain exposures, and as substitutes for certain types of fixed income securities.
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

Fair Value of Pension and Other Postretirement Benefit Plan Assets
We classify the investments in Sempra’s pension master trust and the trusts for SDG&E’s and SoCalGas’ PBOP plans based on the fair value hierarchy, except for certain investments measured at NAV.
The following are descriptions of the valuation methods and assumptions we use to estimate the fair values of investments held by pension and other postretirement benefit plan trusts.
Equity Securities – Equity securities are valued using quoted prices listed on nationally recognized securities exchanges.
Registered Investment Companies – Investments in mutual funds sponsored by a registered investment company are valued based on exchange listed prices. Where the value is a quoted price in an active market, the investment is classified within Level 1 of the fair value hierarchy. Other investments are valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.
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
Venture Capital Funds and Real Estate Funds – These funds consist of investments in venture capital funds and real estate funds that are held by limited partnerships or similar private entities following various investment strategies. The value is determined based on the NAV of our proportionate ownership interest in the entity.
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

SDG&E and SoCalGas each hold a proportionate share of investment assets in the pension master trust at Sempra. The fair values of our pension plan assets by asset category are as follows:

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PENSION PLANS
(Dollars in millions)
	Fair value at December 31, 2021
	Level 1	Level 2	Total
Sempra:
Cash and cash equivalents	$18	$—	$18
Equity securities:
Domestic	844	5	849
International	384	1	385
Registered investment companies:
Domestic	204	21	225
International	33	—	33
Fixed income securities:
Domestic government and government agencies	463	24	487
International government bonds	—	11	11
Domestic corporate bonds	—	413	413
International corporate bonds	—	65	65
Other	1	—	1
Total investment assets in the fair value hierarchy	$1,947	$540	2,487
Accounts receivable/payable, net			(20)
Investments measured at NAV:
Common/collective trusts			657
Venture capital funds and real estate funds			58
Total investment assets			$3,182
SDG&E’s proportionate share of investment assets			$859
SoCalGas’ proportionate share of investment assets			$2,095

	Fair value at December 31, 2020
	Level 1	Level 2	Total
Sempra:
Cash and cash equivalents	$7	$—	$7
Equity securities:
Domestic	931	—	931
International	563	—	563
Registered investment companies:
Domestic	151	37	188
International	32	—	32
Fixed income securities:
Domestic government and government agencies	238	34	272
International government bonds	—	13	13
Domestic corporate bonds	—	418	418
International corporate bonds	—	61	61
Other	2	(1)	1
Total investment assets in the fair value hierarchy	$1,924	$562	2,486
Accounts receivable/payable, net			13
Investments measured at NAV:
Common/collective trusts			493
Venture capital funds and real estate funds			10
Total investment assets			$3,002
SDG&E’s proportionate share of investment assets			$819
SoCalGas’ proportionate share of investment assets			$1,969

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PENSION PLANS
(Dollars in millions)
	Fair value at December 31, 2019
	Level 1	Level 2	Total
Sempra:
Cash and cash equivalents	$17	$—	$17
Equity securities:
Domestic	923	—	923
International	555	1	556
Registered investment companies:
Domestic	93	2	95
International	3	—	3
Fixed income securities:
Domestic government and government agencies	228	39	267
International government bonds	—	9	9
Domestic corporate bonds	—	346	346
International corporate bonds	—	62	62
Total investment assets in the fair value hierarchy	$1,819	$459	2,278
Accounts receivable/payable, net			(38)
Investments measured at NAV:
Common/collective trusts			417
Venture capital funds and real estate funds			5
Total investment assets			$2,662
SDG&E’s proportionate share of investment assets			$739
SoCalGas’ proportionate share of investment assets			$1,737

The fair values by asset category of the PBOP plan assets held in the pension master trust and in the additional trusts for SoCalGas’ PBOP plans and SDG&E’s PBOP plan trusts are as follows:

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF OTHER POSTRETIREMENT BENEFIT PLANS
(Dollars in millions)
	Fair value at December 31, 2021
	Level 1	Level 2	Total
SDG&E:
Equity securities:
Domestic	$16	$—	$16
International	7	—	7
Registered investment companies:
Domestic	82	1	83
International	9	—	9
Fixed income securities:
Domestic government and government agencies	24	1	25
Domestic corporate bonds	—	8	8
International corporate bonds	—	1	1
Total investment assets in the fair value hierarchy	138	11	149
Accounts receivable/payable, net			(1)
Investments measured at NAV – Common/collective trusts			49
Total investment assets			197
SoCalGas:
Cash and cash equivalents	2	—	2
Equity securities:
Domestic	83	1	84
International	37	—	37
Registered investment companies:
Domestic	74	73	147
International	3	—	3
Fixed income securities:
Domestic government and government agencies	241	17	258
International government bonds	1	11	12
Domestic corporate bonds	—	337	337
International corporate bonds	—	49	49
Total investment assets in the fair value hierarchy	441	488	929
Accounts receivable/payable, net			(1)
Investments measured at NAV:
Common/collective trusts			244
Venture capital funds and real estate funds			6
Total investment assets			1,178
Other Sempra:
Equity securities:
Domestic	9	—	9
International	6	—	6
Registered investment companies – Domestic	2	—	2
Fixed income securities:
Domestic government and government agencies	2	1	3
Domestic corporate bonds	—	4	4
International corporate bonds	—	1	1
Total investment assets in the fair value hierarchy	19	6	25
Investments measured at NAV:
Common/collective trusts			7
Venture capital funds and real estate funds			1
Total other Sempra investment assets			33

Total Sempra investment assets in the fair value hierarchy	$598	$505
Total Sempra investment assets			$1,408

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF OTHER POSTRETIREMENT BENEFIT PLANS
(Dollars in millions)
	Fair value at December 31, 2020
	Level 1	Level 2	Total
SDG&E:
Equity securities:
Domestic	$17	$—	$17
International	11	—	11
Registered investment companies:
Domestic	69	7	76
International	11	—	11
Fixed income securities:
Domestic government and government agencies	38	2	40
Domestic corporate bonds	—	8	8
International corporate bonds	—	1	1
Total investment assets in the fair value hierarchy	146	18	164
Accounts receivable/payable, net			(2)
Investments measured at NAV – Common/collective trusts			51
Total investment assets			213

SoCalGas:
Cash and cash equivalents	1	—	1
Equity securities:
Domestic	76	—	76
International	46	—	46
Registered investment companies:
Domestic	58	81	139
International	3	—	3
Fixed income securities:
Domestic government and government agencies	273	25	298
International government bonds	1	14	15
Domestic corporate bonds	—	349	349
International corporate bonds	—	42	42
Derivative financial instruments	1	—	1
Total investment assets in the fair value hierarchy	459	511	970
Investments measured at NAV:
Common/collective trusts			188
Venture capital funds and real estate funds			1
Total investment assets			1,159

Other Sempra:
Equity securities:
Domestic	10	—	10
International	6	—	6
Registered investment companies – Domestic	1	(1)	—
Fixed income securities:
Domestic government and government agencies	2	—	2
Domestic corporate bonds	—	4	4
International corporate bonds	—	1	1
Total investment assets in the fair value hierarchy	19	4	23
Investments measured at NAV – Common/collective trusts			4
Total other Sempra investment assets			27

Total Sempra investment assets in the fair value hierarchy	$624	$533
Total Sempra investment assets			$1,399

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF OTHER POSTRETIREMENT BENEFIT PLANS
(Dollars in millions)
	Fair value at December 31, 2019
	Level 1	Level 2	Total
SDG&E:
Equity securities:
Domestic	$21	$—	$21
International	13	—	13
Registered investment companies:
Domestic	57	8	65
International	11	—	11
Fixed income securities:
Domestic government and government agencies	32	1	33
Domestic corporate bonds	—	8	8
International corporate bonds	—	1	1
Total investment assets in the fair value hierarchy	134	18	152
Accounts receivable/payable, net			(2)
Investments measured at NAV – Common/collective trusts			47
Total investment assets			197

SoCalGas:
Cash and cash equivalents	3	—	3
Equity securities:
Domestic	78	—	78
International	48	—	48
Registered investment companies – Domestic	52	75	127
Fixed income securities:
Domestic government and government agencies	267	21	288
International government bonds	1	10	11
Domestic corporate bonds	—	309	309
International corporate bonds	—	40	40
Derivative financial instruments	3	—	3
Total investment assets in the fair value hierarchy	452	455	907
Accounts receivable/payable, net			(5)
Investments measured at NAV – Common/collective trusts			157
Total investment assets			1,059

Other Sempra:
Equity securities:
Domestic	9	—	9
International	4	—	4
Fixed income securities:
Domestic government and government agencies	3	1	4
Domestic corporate bonds	—	3	3
International corporate bonds	—	1	1
Total investment assets in the fair value hierarchy	16	5	21
Investments measured at NAV – Common/collective trusts			4
Total other Sempra investment assets			25

Total Sempra investment assets in the fair value hierarchy	$602	$478
Total Sempra investment assets			$1,281

Future Payments
We expect to contribute the following amounts to our pension and PBOP plans in 2022:

EXPECTED CONTRIBUTIONS
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Pension plans	$231	$52	$152
Other postretirement benefit plans	5	1	1

The following table shows the total benefits we expect to pay for the next 10 years to current employees and retirees from the plans or from company assets.

EXPECTED BENEFIT PAYMENTS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Pension benefits	Other postretirement benefits	Pension benefits	Other postretirement benefits	Pension benefits	Other postretirement benefits
2022	$276	$46	$71	$9	$171	$33
2023	261	46	69	10	163	33
2024	253	46	66	10	158	33
2025	244	46	65	10	156	33
2026	240	48	59	10	153	33
2027-2031	1,122	226	275	48	725	166

SAVINGS PLANS
Sempra, SDG&E and SoCalGas offer trusteed savings plans to all employees. Employee participation, employee contributions and employer matching contributions are subject to the provisions of the respective plans, and for employee contributions, limits imposed by the respective governmental authorities.
Employer contributions to the savings plans were as follows:

EMPLOYER CONTRIBUTIONS TO SAVINGS PLANS
(Dollars in millions)
	2021	2020	2019
Sempra	$52	$47	$44
SDG&E	18	16	15
SoCalGas	28	25	24

The market value of Sempra common stock held by the savings plans was $1.0 billion, $1.1 billion and $1.3 billion at December 31, 2021, 2020 and 2019, respectively.

NOTE 10. SHARE-BASED COMPENSATION
SEMPRA EQUITY COMPENSATION PLANS
Sempra has share-based compensation plans intended to align employee and shareholder objectives related to the long-term growth of Sempra. The plans permit a wide variety of share-based awards, including:
▪nonqualified stock options
▪incentive stock options
▪restricted stock awards

▪restricted stock units
▪stock appreciation rights
▪performance awards
▪stock payments
▪dividend equivalents
Eligible employees, including those from SDG&E and SoCalGas, participate in Sempra’s share-based compensation plans as a component of their compensation package.
In the three years ended December 31, 2021, Sempra had the following types of equity awards outstanding:
▪Nonqualified Stock Options: Options to purchase common stock have an exercise price equal to the market price of the common stock at the date of grant, are service-based, become exercisable over a three-year period and expire 10 years from the date of grant. Unvested option awards are subject to forfeiture following a termination of employment, except where the retirement criteria under such awards have been met and subject to certain other exceptions described below.
▪Performance-Based Restricted Stock Units: These RSU awards generally vest in Sempra common stock at the end of three-year performance periods based on Sempra’s total return to shareholders relative to that of specified market indices or based on the compound annual growth rate of Sempra’s EPS. The comparative market indices for the awards that vest based on total return to shareholders are the S&P 500 Utilities Index (excluding water companies) and the S&P 500 Index. We use long-term analyst consensus growth estimates for S&P 500 Utilities Index peer companies (excluding water companies) to develop our targets for awards that vest based on EPS growth. These RSU awards are subject to forfeiture prior to vesting following a termination of employment, except where the retirement criteria under such awards have been met and subject to certain other exceptions described below.
◦Up to an additional 100% of the granted RSUs may be issued if total return to shareholders or EPS growth exceeds target levels.
◦For awards granted in 2016 and certain awards granted in 2017 and 2018 that vest based on Sempra’s total return to shareholders, a modifier adds 20% to the award’s payout (as initially calculated based on total return to shareholders relative to that of specified market indices) for total shareholder return performance in the top quartile relative to historical benchmark data for Sempra and reduces the award’s payout by 20% for performance in the bottom quartile. However, in no event will more than an additional 100% of the granted RSUs be issued. If performance falls within the second or third quartiles, the modifier is not triggered, and the payout is based solely on total return to shareholders relative to that of specified market indices.
If Sempra’s total return to shareholders or EPS growth is below the target levels but above threshold performance levels, shares are subject to partial vesting on a pro rata basis.
▪Other Performance-Based Restricted Stock Units: RSUs were granted in 2015 in connection with the creation of Cameron LNG JV. The 2015 awards vested in 2019 as both of the following were achieved: (a) the Compensation and Talent Committee of Sempra’s board of directors determined that Sempra achieved positive cumulative net income for fiscal years 2015 through 2017 and (b) Cameron LNG JV commenced commercial operations of the first train.
▪Service-Based Restricted Stock Units: RSUs may also be service-based; these generally vest ratably over three-year service periods (for awards granted after 2018), or at the end of three-year (for awards granted during 2016 through 2018) or four-year service periods (for awards granted prior to 2015). These awards are subject to earlier forfeiture upon termination of employment, subject to certain exceptions described below.
For awards that would otherwise be forfeited upon termination of employment, the Compensation and Talent Development Committee of Sempra’s board of directors may waive the forfeiture requirement and, with respect to options and service-based RSUs, may accelerate vesting. Awards are also subject to accelerated vesting upon a change in control under the applicable LTIP, in accordance with severance pay agreements or to the extent otherwise required by the terms of the applicable award. Dividend equivalents on shares subject to RSUs are reinvested to purchase additional common shares that become subject to the same vesting conditions as the RSUs to which the dividends relate.
SHARE-BASED AWARDS AND COMPENSATION EXPENSE
At December 31, 2021, 5,986,241 common shares were authorized and available for future grants of share-based awards. Our practice is to satisfy share-based awards by issuing new shares rather than by open-market purchases.
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
Sempra subsidiaries record an expense for the plans to the extent that subsidiary employees participate in the plans and/or the subsidiaries are allocated a portion of the Sempra plans’ corporate staff costs. Total share-based compensation expense for all of Sempra’s share-based awards was comprised as follows:

SHARE-BASED COMPENSATION EXPENSE
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra:
Share-based compensation expense, before income taxes(1)	$58	$62	$66
Income tax benefit(1)	(16)	(17)	(18)
	$42	$45	$48

Capitalized share-based compensation cost	$9	$11	$11
Excess income tax (benefit) deficiency	$(9)	$(19)	$4
SDG&E:
Share-based compensation expense, before income taxes	$10	$11	$10
Income tax benefit	(3)	(3)	(3)
	$7	$8	$7

Capitalized share-based compensation cost	$5	$7	$6
Excess income tax (benefit) deficiency	$(1)	$(3)	$1
SoCalGas:
Share-based compensation expense, before income taxes	$14	$14	$15
Income tax benefit	(4)	(4)	(4)
	$10	$10	$11

Capitalized share-based compensation cost	$4	$4	$5
Excess income tax (benefit) deficiency	$(1)	$(3)	$1
(1)    Includes activity of awards issued from the IEnova 2013 LTIP, which settled in cash upon vesting based on the price of IEnova’s common stock.
SEMPRA NONQUALIFIED STOCK OPTIONS
We use a Black-Scholes option-pricing model to estimate the fair value of each nonqualified stock option grant. The use of a valuation model requires us to make certain assumptions about selected model inputs. Expected volatility is calculated based on a blend of the historical and implied volatility of Sempra’s common stock price. The average expected term for options is based on the vesting schedule, contractual term of the option, expected employee exercise and post-termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term estimated at the date of the grant. In 2021, 2020 and 2019, Sempra’s board of directors granted 222,620, 154,860 and 261,075 nonqualified stock options, respectively, that are exercisable over a three-year period. The weighted-average per-share fair value for options granted was $19.07, $19.76 and $13.20 in 2021, 2020 and 2019, respectively. To calculate this fair value, we used the Black-Scholes model with the following weighted-average assumptions:

KEY ASSUMPTIONS FOR STOCK OPTIONS GRANTED

	Years ended December 31,
	2021	2020	2019
Sempra:
Stock price volatility	26.57%	18.78%	18.63%
Expected term	5.36 years	5.34 years	5.34 years
Risk-free rate of return	0.41%	1.68%	2.49%
Annual dividend yield	3.38%	2.60%	3.35%

The following table shows a summary of nonqualified stock options at December 31, 2021 and activity for the year then ended:

NONQUALIFIED STOCK OPTIONS
	Common shares under options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Sempra:
Outstanding at January 1, 2021	365,395	$120.93
Granted	222,620	$123.80
Exercised	(50,671)	$106.76
Outstanding at December 31, 2021	537,344	$123.45	8.06	$5

Vested or expected to vest at December 31, 2021	537,344	$123.45	8.06	$5
Exercisable at December 31, 2021	152,189	$118.10	7.27	$2

The aggregate intrinsic value at December 31, 2021 is the total of the difference between Sempra’s closing common stock price and the exercise price for all in-the-money options. The aggregate intrinsic value for nonqualified stock options exercised in the last three years was:
▪$1.4 million in 2021
▪$0.4 million in 2020
▪$4 million in 2019
We expect a negligible amount of total compensation cost related to nonvested stock options not yet recognized as of December 31, 2021 to be recognized over a weighted-average period of 1.1 years. The weighted-average per-share fair values for nonqualified stock options granted in 2020 and 2019 was $149.12 and $106.76, respectively.
We received cash of $5 million, a negligible amount and $3 million from stock option exercises in 2021, 2020 and 2019, respectively.
SEMPRA RESTRICTED STOCK UNITS
We use a Monte-Carlo simulation model to estimate the fair value of our RSUs that vest based on Sempra’s total return to shareholders. Our determination of fair value is affected by the historical volatility of the common stock price for Sempra and its peer group companies. The valuation also is affected by the risk-free rates of return and a number of other variables. Below are key assumptions for RSUs granted in the last three years:

KEY ASSUMPTIONS FOR RSUs GRANTED

	Years ended December 31,
	2021	2020	2019
Sempra:
Stock price volatility	33.39%	16.35%	17.74%
Risk-free rate of return	0.16%	1.55%	2.46%

The following table shows a summary of RSUs at December 31, 2021 and activity for the year then ended:

RESTRICTED STOCK UNITS

	Performance-based restricted stock units		Service-based restricted stock units
	Units	Weighted- average grant-date fair value	Units	Weighted- average grant-date fair value
Sempra:
Nonvested at January 1, 2021	893,961	$121.61	343,577	$121.59
Granted	323,889	$133.03	143,980	$124.84
Vested	(317,128)	$105.03	(202,352)	$116.28
Forfeited	(29,945)	$131.55	(7,905)	$161.49
Nonvested at December 31, 2021(1)	870,777	$131.64	277,300	$127.54
Expected to vest at December 31, 2021	854,697	$131.47	271,197	$127.47
(1)    Each RSU represents the right to receive one share of our common stock if applicable performance conditions are satisfied. For all performance-based RSUs, up to an additional 100% of the shares represented by the RSUs may be issued if Sempra exceeds target performance conditions.

In 2021, 2020 and 2019, the total fair value of RSU shares vested during the year was $57 million, $70 million and $36 million, respectively.
We expect $17 million of total compensation cost related to nonvested RSUs not yet recognized as of December 31, 2021 to be recognized over a weighted-average period of 1.5 years. The weighted-average per-share fair values for performance-based RSUs granted were $155.62 and $113.54 in 2020 and 2019, respectively. The weighted-average per-share fair values for service-based RSUs granted were $138.91 and $112.50 in 2020 and 2019, respectively.

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
In all other cases, we record derivatives at fair value on the Consolidated Balance Sheets. We may have derivatives that are (1) cash flow hedges, (2) fair value hedges, or (3) undesignated. Depending on the applicability of hedge accounting and, for SDG&E and SoCalGas and other operations subject to regulatory accounting, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in OCI (cash flow hedges), on the balance sheet (regulatory offsets), or recognized in earnings (fair value hedges and undesignated derivatives not subject to rate recovery). We classify cash flows from the principal settlements of cross-currency swaps that hedge exposure related to Mexican peso-denominated debt and hedge termination costs on interest rate swaps as financing activities and settlements of other derivative instruments as operating activities on the Consolidated Statements of Cash Flows.

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
ENERGY DERIVATIVES
Our market risk is primarily related to natural gas and electricity price volatility and the specific physical locations where we transact. We use energy derivatives to manage these risks. The use of energy derivatives in our various businesses depends on the particular energy market, and the operating and regulatory environments applicable to the business, as follows:
▪SDG&E and SoCalGas use natural gas and electricity derivatives, for the benefit of customers, with the objective of managing price risk and basis risks, and stabilizing and lowering natural gas and electricity costs. These derivatives include fixed-price natural gas and electricity positions, options, and basis risk instruments, which are either exchange-traded or over-the-counter financial instruments, or bilateral physical transactions. This activity is governed by risk management and transacting activity plans that have been filed with and approved by the CPUC. Natural gas and electricity derivative activities are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Consolidated Statements of Operations are reflected in Cost of Electric Fuel and Purchased Power or in Cost of Natural Gas.
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
▪Sempra Infrastructure may use natural gas and electricity derivatives, as appropriate, in an effort to optimize the earnings of their assets which support the following businesses: LNG, natural gas transportation and storage, and power generation. Gains and losses associated with undesignated derivatives are recognized in Energy-Related Businesses Revenues on the Consolidated Statements of Operations. Certain of these derivatives may also be designated as cash flow hedges.
▪From time to time, our various businesses, including SDG&E and SoCalGas, may use other energy derivatives to hedge exposures such as GHG allowances.
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
		December 31,
Commodity	Unit of measure	2021	2020	2019
Sempra:
Natural gas	MMBtu	184	189	231
Electricity	MWh	1	1	2
Congestion revenue rights	MWh	45	43	48
SDG&E:
Natural gas	MMBtu	7	16	37
Electricity	MWh	1	1	2
Congestion revenue rights	MWh	45	43	48
SoCalGas:
Natural gas	MMBtu	201	185	201
INTEREST RATE DERIVATIVES
We are exposed to interest rates primarily as a result of our current and expected use of financing. SDG&E and SoCalGas, as well as Sempra and its other subsidiaries and JVs, periodically enter into interest rate derivative agreements intended to moderate our exposure to interest rates and to lower our overall costs of borrowing. In addition, we may utilize interest rate swaps, typically designated as cash flow hedges, to lock in interest rates on outstanding debt or in anticipation of future financings.
The following table presents the net notional amounts of our interest rate derivatives, excluding those in our equity method investments, at December 31:

INTEREST RATE DERIVATIVES
(Dollars in millions)
	2021		2020		2019
	Notional debt	Maturities	Notional debt	Maturities	Notional debt	Maturities
Sempra:
Cash flow hedges	$462	2022-2034	$1,486	2021-2034	$1,445	2020-2034
FOREIGN CURRENCY DERIVATIVES
We utilize cross-currency swaps to hedge exposure related to Mexican peso-denominated debt at our Mexican subsidiaries and JVs. These cash flow hedges exchange our Mexican peso-denominated principal and interest payments into the U.S. dollar and swap Mexican variable interest rates for U.S. fixed interest rates. From time to time, Sempra Infrastructure and its JVs may use other foreign currency derivatives to hedge exposures related to cash flows associated with revenues from contracts denominated in Mexican pesos that are indexed to the U.S. dollar.
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
We also utilized foreign currency derivatives in 2020 and 2019 to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our operations in Peru and Chile, respectively.
The following table presents the net notional amounts of our foreign currency derivatives, excluding those in our equity method investments, at December 31.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	2021		2020		2019
	Notional amount	Maturities	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cross-currency swaps	$306	2022-2023	$306	2021-2023	$306	2020-2023
Other foreign currency derivatives	106	2022-2023	1,764	2021-2022	1,796	2020-2021
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

DERIVATIVE INSTRUMENTS ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2021
	Other current assets	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$—	$6	$(6)	$(2)
Foreign exchange instruments	1	1	(1)	—
Interest rate and foreign exchange instruments	—	—	(1)	(130)
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	136	11	(122)	(10)
Associated offsetting commodity contracts	(93)	(8)	93	8
Commodity contracts subject to rate recovery	38	52	(58)	—
Associated offsetting commodity contracts	(8)	—	8	—
Net amounts presented on the balance sheet	74	62	(87)	(134)
Additional cash collateral for commodity contracts not subject to rate recovery	58	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	46	—	—	—
Total(1)	$178	$62	$(87)	$(134)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$34	$52	$(20)	$—
Associated offsetting commodity contracts	(5)	—	5	—
Net amounts presented on the balance sheet	29	52	(15)	—
Additional cash collateral for commodity contracts subject to rate recovery	28	—	—	—
Total(1)	$57	$52	$(15)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4	$—	$(38)	$—
Associated offsetting commodity contracts	(3)	—	3	—
Net amounts presented on the balance sheet	1	—	(35)	—
Additional cash collateral for commodity contracts subject to rate recovery	18	—	—	—
Total	$19	$—	$(35)	$—
(1)    Normal purchase contracts previously measured at fair value are excluded.

DERIVATIVE INSTRUMENTS ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2020
	Other current assets	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$—	$1	$(16)	$(31)
Foreign exchange instruments	—	—	(9)	(2)
Interest rate and foreign exchange instruments	—	—	(1)	(127)
Derivatives not designated as hedging instruments:
Foreign exchange instruments	24	—	—	—
Commodity contracts not subject to rate recovery	82	17	(95)	(16)
Associated offsetting commodity contracts	(82)	(13)	82	13
Commodity contracts subject to rate recovery	35	95	(35)	(25)
Associated offsetting commodity contracts	(2)	—	2	—
Net amounts presented on the balance sheet	57	100	(72)	(188)
Additional cash collateral for commodity contracts not subject to rate recovery	21	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	30	—	—	—
Total(1)	$108	$100	$(72)	$(188)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$32	$95	$(28)	$(25)
Associated offsetting commodity contracts	(1)	—	1	—
Net amounts presented on the balance sheet	31	95	(27)	(25)
Additional cash collateral for commodity contracts subject to rate recovery	24	—	—	—
Total(1)	$55	$95	$(27)	$(25)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$3	$—	$(7)	$—
Associated offsetting commodity contracts	(1)	—	1	—
Net amounts presented on the balance sheet	2	—	(6)	—
Additional cash collateral for commodity contracts subject to rate recovery	6	—	—	—
Total	$8	$—	$(6)	$—
(1)    Normal purchase contracts previously measured at fair value are excluded.

DERIVATIVE INSTRUMENTS ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2019
	Other current assets	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$—	$3	$(11)	$(17)
Foreign exchange instruments	—	—	(6)	(1)
Interest rate and foreign exchange instruments	—	—	—	(122)
Derivatives not designated as hedging instruments:
Foreign exchange instruments	41	—	(20)	—
Associated offsetting foreign exchange instruments	(20)	—	20	—
Commodity contracts not subject to rate recovery	34	11	(41)	(10)
Associated offsetting commodity contracts	(32)	(2)	32	2
Commodity contracts subject to rate recovery	41	76	(47)	(47)
Associated offsetting commodity contracts	(6)	(3)	6	3
Associated offsetting cash collateral	—	—	14	—
Net amounts presented on the balance sheet	58	85	(53)	(192)
Additional cash collateral for commodity contracts not subject to rate recovery	43	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	25	—	—	—
Total(1)	$126	$85	$(53)	$(192)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$30	$76	$(41)	$(47)
Associated offsetting commodity contracts	(4)	(3)	4	3
Associated offsetting cash collateral	—	—	14	—
Net amounts presented on the balance sheet	26	73	(23)	(44)
Additional cash collateral for commodity contracts subject to rate recovery	16	—	—	—
Total(1)	$42	$73	$(23)	$(44)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$11	$—	$(6)	$—
Associated offsetting commodity contracts	(2)	—	2	—
Net amounts presented on the balance sheet	9	—	(4)	—
Additional cash collateral for commodity contracts subject to rate recovery	9	—	—	—
Total	$18	$—	$(4)	$—
(1)    Normal purchase contracts previously measured at fair value are excluded.

The following table includes the effects of derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations and in OCI and AOCI.

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI				Pretax (loss) gain reclassified from AOCI into earnings
	Years ended December 31,				Years ended December 31,
	2021	2020	2019	Location	2021	2020	2019
Sempra:
Interest rate instruments	$—	$—	$—	Gain (Loss) on Sale of Assets	$—	$—	$(10)
Interest rate instruments(1)	29	(34)	(24)	Interest Expense(1)	(11)	(10)	(3)
Interest rate instruments	71	(185)	(164)	Equity Earnings(2)	(73)	(46)	(3)
Foreign exchange instruments	11	(4)	(8)	Revenues: Energy- Related Businesses	(1)	1	(2)
Foreign exchange instruments	8	(3)	(10)	Equity Earnings(2)	—	—	(2)
Interest rate and foreign exchange instruments	(4)	(6)	19	Interest Expense	(1)	(1)	—
				Other Income (Expense), Net	(6)	(11)	9
Total	$115	$(232)	$(187)		$(92)	$(67)	$(11)
SDG&E:
Interest rate instruments(1)	$—	$—	$(1)	Interest Expense(1)	$—	$—	$(3)
SoCalGas:
Interest rate instruments	$—	$—	$—	Interest Expense	$—	$—	$(1)
(1)    Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE. In August 2019, OMEC LLC paid in full its variable-rate loan and terminated its interest rate swaps.
(2)    Equity earnings at our foreign equity method investees are recognized after tax.

For Sempra, we expect that net losses of $47 million, which are net of income tax benefit, that are currently recorded in AOCI (including $1 million in NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at December 31, 2021 is approximately 13 years for Sempra. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 18 years.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings
		Years ended December 31,
	Location	2021	2020	2019
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$(203)	$17	$12
Commodity contracts subject to rate recovery	Cost of Natural Gas	(25)	(7)	3
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	31	88	(140)
Foreign exchange instruments	Other Income (Expense), Net	(22)	(56)	25
Total		$(219)	$42	$(100)
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$31	$88	$(140)
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(25)	$(7)	$3
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
For Sempra, the total fair value of this group of derivative instruments in a liability position at December 31, 2021, 2020 and 2019 was $88 million, $16 million and $21 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at December 31, 2021, 2020 and 2019 was $36 million, $6 million and $4 million, respectively. SDG&E did not have this group of derivative instruments in a liability position at December 31, 2021 2020 or 2019. At December 31, 2021, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $88 million and $36 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
For Sempra, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 12. FAIR VALUE MEASUREMENTS
RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2021, 2020 and 2019. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair-valued assets and liabilities, and their placement within the fair value hierarchy.
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
Our financial assets and liabilities that were accounted for at fair value on a recurring basis in the tables below include the following (other than a $5 million investment at December 31, 2019 measured at NAV):
▪Nuclear decommissioning trusts reflect the assets of SDG&E’s NDT, excluding accounts receivable and accounts payable. A third-party trustee values the trust assets using prices from a pricing service based on a market approach. We validate these prices by comparison to prices from other independent data sources. Securities are valued using quoted prices listed on nationally recognized securities exchanges or based on closing prices reported in the active market in which the identical security is traded (Level 1). Other securities are valued based on yields that are currently available for comparable securities of issuers with similar credit ratings (Level 2).
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
▪Rabbi Trust investments include short-term investments that consist of money market and mutual funds that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1).
▪As we discuss in Note 6, in July 2020, Sempra entered into a Support Agreement for the benefit of CFIN. We measure the Support Agreement, which includes a guarantee obligation, a put option and a call option, net of related guarantee fees, at fair value on a recurring basis. We use a discounted cash flow model to value the Support Agreement, net of related guarantee fees. Because some of the inputs that are significant to the valuation are less observable, the Support Agreement is classified as Level 3, as we describe below in “Level 3 Information – Sempra Infrastructure.”

RECURRING FAIR VALUE MEASURES – SEMPRA
(Dollars in millions)
	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$13	$(10)	$—	$3
Equity securities	358	6	—	364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	48	8	—	56
Municipal bonds	—	321	—	321
Other securities	—	260	—	260
Total debt securities	48	589	—	637
Total nuclear decommissioning trusts(1)	419	585	—	1,004
Short-term investments held in Rabbi Trust	81	—	—	81
Interest rate instruments	—	6	—	6
Foreign exchange instruments	—	2	—	2
Commodity contracts not subject to rate recovery	—	46	—	46
Effect of netting and allocation of collateral(2)	58	—	—	58
Commodity contracts subject to rate recovery	12	1	69	82
Effect of netting and allocation of collateral(2)	31	9	6	46
Support Agreement, net of related guarantee fees	—	—	7	7
Total	$601	$649	$82	$1,332
Liabilities:
Interest rate instruments	$—	$8	$—	$8
Foreign exchange instruments	—	1	—	1
Interest rate and foreign exchange instruments	—	131	—	131
Commodity contracts not subject to rate recovery	—	31	—	31
Commodity contracts subject to rate recovery	—	35	15	50
Total	$—	$206	$15	$221
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SEMPRA
(Dollars in millions)
	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$9	$(6)	$—	$3
Equity securities	358	6	—	364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	41	24	—	65
Municipal bonds	—	326	—	326
Other securities	—	270	—	270
Total debt securities	41	620	—	661
Total nuclear decommissioning trusts(1)	408	620	—	1,028
Short-term investments held in Rabbi Trust	61	—	—	61
Interest rate instruments	—	1	—	1
Foreign exchange instruments	—	24	—	24
Commodity contracts not subject to rate recovery	—	4	—	4
Effect of netting and allocation of collateral(2)	21	—	—	21
Commodity contracts subject to rate recovery	6	1	121	128
Effect of netting and allocation of collateral(2)	19	5	6	30
Support Agreement, net of related guarantee fees	—	—	7	7
Total	$515	$655	$134	$1,304
Liabilities:
Interest rate instruments	$—	$47	$—	$47
Foreign exchange instruments	—	11	—	11
Interest rate and foreign exchange instruments	—	128	—	128
Commodity contracts not subject to rate recovery	—	16	—	16
Commodity contracts subject to rate recovery	—	6	52	58
Support Agreement, net of related guarantee fees	—	—	4	4
Total	$—	$208	$56	$264
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SEMPRA
(Dollars in millions)
	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$14	$2	$—	$16
Equity securities	503	6	—	509
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	11	—	57
Municipal bonds	—	282	—	282
Other securities	—	226	—	226
Total debt securities	46	519	—	565
Total nuclear decommissioning trusts(1)	563	527	—	1,090
Short-term investments held in Rabbi Trust	66	—	—	66
Interest rate instruments	—	3	—	3
Foreign exchange instruments	—	21	—	21
Commodity contracts not subject to rate recovery	—	11	—	11
Effect of netting and allocation of collateral(2)	43	—	—	43
Commodity contracts subject to rate recovery	5	8	95	108
Effect of netting and allocation of collateral(2)	11	8	6	25
Total	$688	$578	$101	$1,367
Liabilities:
Interest rate instruments	$—	$28	$—	$28
Foreign exchange instruments	—	7	—	7
Interest rate and foreign exchange instruments	—	122	—	122
Commodity contracts not subject to rate recovery	—	17	—	17
Commodity contracts subject to rate recovery	14	4	67	85
Effect of netting and allocation of collateral(2)	(14)	—	—	(14)
Total	$—	$178	$67	$245
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$13	$(10)	$—	$3
Equity securities	358	6	—	364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	48	8	—	56
Municipal bonds	—	321	—	321
Other securities	—	260	—	260
Total debt securities	48	589	—	637
Total nuclear decommissioning trusts(1)	419	585	—	1,004
Commodity contracts subject to rate recovery	12	—	69	81
Effect of netting and allocation of collateral(2)	22	—	6	28
Total	$453	$585	$75	$1,113
Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$15	$15
Total	$—	$—	$15	$15

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$9	$(6)	$—	$3
Equity securities	358	6	—	364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	41	24	—	65
Municipal bonds	—	326	—	326
Other securities	—	270	—	270
Total debt securities	41	620	—	661
Total nuclear decommissioning trusts(1)	408	620	—	1,028
Commodity contracts subject to rate recovery	5	—	121	126
Effect of netting and allocation of collateral(2)	18	—	6	24
Total	$431	$620	$127	$1,178
Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$52	$52
Total	$—	$—	$52	$52
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$14	$2	$—	$16
Equity securities	503	6	—	509
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	11	—	57
Municipal bonds	—	282	—	282
Other securities	—	226	—	226
Total debt securities	46	519	—	565
Total nuclear decommissioning trusts(1)	563	527	—	1,090
Commodity contracts subject to rate recovery	1	3	95	99
Effect of netting and allocation of collateral(2)	10	—	6	16
Total	$574	$530	$101	$1,205
Liabilities:
Commodity contracts subject to rate recovery	$14	$—	$67	$81
Effect of netting and allocation of collateral(2)	(14)	—	—	(14)
Total	$—	$—	$67	$67
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Effect of netting and allocation of collateral(1)	9	9	—	18
Total	$9	$10	$—	$19
Liabilities:
Commodity contracts subject to rate recovery	$—	$35	$—	$35
Total	$—	$35	$—	$35

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$1	$1	$—	$2
Effect of netting and allocation of collateral(1)	1	5	—	6
Total	$2	$6	$—	$8
Liabilities:
Commodity contracts subject to rate recovery	$—	$6	$—	$6
Total	$—	$6	$—	$6

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$4	$5	$—	$9
Effect of netting and allocation of collateral(1)	1	8	—	9
Total	$5	$13	$—	$18
Liabilities:
Commodity contracts subject to rate recovery	$—	$4	$—	$4
Total	$—	$4	$—	$4
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Balance at January 1	$69	$28	$179
Realized and unrealized (losses) gains	(50)	19	(184)
Allocated transmission instruments	3	6	6
Settlements	32	16	27
Balance at December 31	$54	$69	$28
Change in unrealized (losses) gains relating to instruments still held at December 31	$(16)	$34	$(139)
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

CONGESTION REVENUE RIGHTS AUCTION PRICE INPUTS

Settlement year	Price per MWh			Median price per MWh
2022	$(3.67)	to	$6.96	$(0.70)
2021	(1.81)	to	14.11	(0.12)
2020	(3.77)	to	6.03	(1.58)
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

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2021	$24.10	to	$105.00	$53.57
2020	19.60	to	78.10	39.71
2019	21.00	to	61.15	37.92
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
Sempra Infrastructure
The table below sets forth reconciliations of changes in the fair value of Sempra’s Support Agreement for the benefit of CFIN classified as Level 3 in the fair value hierarchy for Sempra.

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Years ended December 31,
	2021	2020
Balance at January 1	$3	$—
Realized and unrealized gains(1)	11	6
Settlements	(7)	(3)
Balance at December 31(2)	$7	$3
Change in unrealized gains relating to instruments still held at December 31	$11	$3
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Consolidated Statements of Operations.
(2)    Balances at December 31, 2021 and 2020 include $7 and $7, respectively, in Other Current Assets, offset by a negligible amount and $4, respectively, in Deferred Credits and Other on Sempra’s Consolidated Balance Sheets.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying	Fair value
	amount	Level 1	Level 2	Level 3	Total
	December 31, 2021
Sempra:
Long-term note receivable(1)	$300	$—	$—	$327	$327
Long-term amounts due from unconsolidated affiliates(2)	640	—	642	—	642
Long-term amounts due to unconsolidated affiliates	287	—	295	—	295
Total long-term debt(3)	20,099	—	22,126	—	22,126
SDG&E:
Total long-term debt(4)	$6,417	$—	$7,236	$—	$7,236
SoCalGas:
Total long-term debt(5)	$4,759	$—	$5,367	$—	$5,367

	December 31, 2020
Sempra:
Long-term amounts due from unconsolidated affiliates(2)	$786	$—	$817	$—	$817
Long-term amounts due to unconsolidated affiliates	275	—	266	—	266
Total long-term debt(3)	22,259	—	25,478	—	25,478
SDG&E:
Total long-term debt(4)	$6,253	$—	$7,384	$—	$7,384
SoCalGas:
Total long-term debt(5)	$4,759	$—	$5,655	$—	$5,655

	December 31, 2019
Sempra:
Long-term amounts due from unconsolidated affiliates	$742	$—	$759	$—	$759
Long-term amounts due to unconsolidated affiliates	195	—	184	—	184
Total long-term debt(3)	21,247	—	22,638	26	22,664
SDG&E:
Total long-term debt(4)	$5,140	$—	$5,662	$—	$5,662
SoCalGas:
Total long-term debt(5)	$3,809	$—	$4,189	$—	$4,189
(1)    Before allowances for credit losses of $8 and excluding transaction costs of $5 at December 31, 2021.
(2)    Before allowances for credit losses of $1 and $3 at December 31, 2021 and 2020, respectively. Includes $2 and $3 of accrued interest receivable at December 31, 2021 and 2020, respectively, in Due From Unconsolidated Affiliate – Current.
(3)    Before reductions of unamortized discount and debt issuance costs of $260, $268 and $225 at December 31, 2021, 2020 and 2019, respectively, and excluding finance lease obligations of $1,335, $1,330 and $1,289 at December 31, 2021 and 2020 and 2019, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $61, $52 and $48 at December 31, 2021, 2020 and 2019, respectively, and excluding finance lease obligations of $1,274, $1,276 and $1,270 at December 31, 2021, 2020 and 2019, respectively.
(5)    Before reductions of unamortized discount and debt issuance costs of $36, $40 and $34 at December 31, 2021, 2020 and 2019, respectively, and excluding finance lease obligations of $61, $54 and $19 at December 31, 2021, 2020 and 2019, respectively.

We provide the fair values for the securities held in the NDT related to SONGS in Note 15.

NOTE 13. PREFERRED STOCK
Sempra and SDG&E are authorized to issue up to 50 million and 45 million shares of preferred stock, respectively. At December 31, 2021, 2020 and 2019, SDG&E had no preferred stock outstanding. The rights, preferences, privileges and restrictions for any new series of preferred stock would be established by each company’s board of directors at the time of issuance. We discuss SoCalGas preferred stock below.

SEMPRA MANDATORY CONVERTIBLE PREFERRED STOCK
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
▪on parity with each class or series of our capital stock established in the future, if the terms of such capital stock provide that it ranks on parity with the series C preferred stock;
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
SOCALGAS PREFERRED STOCK
SoCalGas is authorized to issue up to an aggregate of 11 million shares of preferred stock, series preferred stock and preference stock. The table below presents preferred stock outstanding at SoCalGas:

PREFERRED STOCK OUTSTANDING
(Dollars in millions, except per share amounts)
	December 31,
	2021	2020	2019
$25 par value, authorized 1,000,000 shares:
6% Series, 79,011 shares outstanding	$3	$3	$3
6% Series A, 783,032 shares outstanding	19	19	19
SoCalGas - Total preferred stock	22	22	22
Less: 50,970 shares of the 6% Series outstanding owned by PE	(2)	(2)	(2)
Sempra - Total preferred stock of subsidiary	$20	$20	$20

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

NOTE 14. SEMPRA – SHAREHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE
SEMPRA COMMON STOCK REPURCHASES
On September 11, 2007, our board of directors authorized the repurchase of shares of our common stock, provided that the amounts spent for such purpose do not exceed the greater of $2 billion or amounts spent to purchase no more than 40 million shares. On July 1, 2020, we entered into an ASR program under which we prepaid $500 million to repurchase shares of our common stock in a share forward transaction. The total number of shares purchased was determined by dividing the $500 million purchase price by the arithmetic average of the volume-weighted average trading prices of shares of our common stock during the valuation period of July 2, 2020 through August 4, 2020, minus a fixed discount. The ASR program was completed on August 4, 2020 with an aggregate of 4,089,375 shares of Sempra common stock repurchased at an average price of $122.27 per share. Following the completion of the ASR program, the aggregate dollar amount authorized by the September 11, 2007 share repurchase authorization was exhausted.
On July 6, 2020, our board of directors authorized the repurchase of shares of our common stock at any time and from time to time in an aggregate amount not to exceed the lesser of $2 billion or amounts spent to purchase no more than 25 million shares. No shares were repurchased under this authorization in 2020.
Beginning on November 17, 2021, we executed a series of open market repurchases for which we paid $300 million to repurchase shares of our common stock in the open market. The repurchases were completed on December 7, 2021 with an aggregate of 2,422,758 shares of Sempra common stock repurchased at a weighted-average purchase price of $123.83 per share, excluding commissions.
On January 11, 2022, we entered into an ASR program under which we prepaid $200 million to repurchase shares of our common stock in a share forward transaction. A total of 1,472,756 shares were purchased under this program at an average price of $135.80 per share. The total number of shares purchased was determined by dividing the $200 million purchase price by the arithmetic average of the volume-weighted average trading prices of shares of our common stock during the valuation period of January 12, 2022 through February 11, 2022, minus a fixed discount. The ASR program was completed on February 11, 2022. As of February 25, 2022, a maximum of $1.5 billion and no more than 21,104,486 shares may yet be purchased under the July 6, 2020 repurchase authorization.
SETTLEMENT OF FORWARD SALE AGREEMENTS
In 2019, we received $728 million (net of underwriting discounts of $13 million) from the settlement of 7,156,185 shares of our common stock at a forward sale price of $101.74 per share related to our January 2018 common stock offering.
In 2019, we received $1,066 million (net of underwriting discounts of $18 million) from the settlement of 9,750,000 shares of our common stock at a forward sale price of $109.33 per share related to our July 2018 common stock offering.

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

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2021	2020	2019
Sempra:
Numerator for continuing operations:
Income from continuing operations, net of income tax	$1,463	$2,255	$1,999
Earnings attributable to noncontrolling interests	(145)	(162)	(129)
Preferred dividends	(63)	(168)	(142)
Preferred dividends of subsidiary	(1)	(1)	(1)
Earnings from continuing operations attributable to common shares	$1,254	$1,924	$1,727

Numerator for discontinued operations:
Income from discontinued operations, net of income tax	$—	$1,850	$363
Earnings attributable to noncontrolling interests	—	(10)	(35)
Earnings from discontinued operations attributable to common shares	$—	$1,840	$328

Numerator for earnings:
Earnings attributable to common shares	$1,254	$3,764	$2,055

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	311,755	291,077	277,904
Dilutive effect of stock options and RSUs(2)	752	1,175	1,585
Dilutive effect of common shares sold forward	—	—	2,544
Dilutive effect of mandatory convertible preferred stock	529	—	—
Weighted-average common shares outstanding for diluted EPS	313,036	292,252	282,033

Basic EPS:
Earnings from continuing operations	$4.03	$6.61	$6.22
Earnings from discontinued operations	$—	$6.32	$1.18
Earnings	$4.03	$12.93	$7.40

Diluted EPS:
Earnings from continuing operations	$4.01	$6.58	$6.13
Earnings from discontinued operations	$—	$6.30	$1.16
Earnings	$4.01	$12.88	$7.29
(1)     Includes fully vested RSUs held in our Deferred Compensation Plan of 453 in 2021, 537 in 2020 and 617 in 2019. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for 2021, 2020 and 2019 excludes potentially dilutive shares related to stock options and RSUs of 211,155, 187,028 and 80,281, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.

The potentially dilutive impact from the forward sale of our common stock pursuant to the forward sale agreements that we discuss above is reflected in our diluted EPS calculation using the treasury stock method. We have fully settled all forward sale agreements and those shares are included in weighted-average common shares outstanding for basic EPS.
The potentially dilutive impact from our mandatory convertible preferred stock is calculated under the if-converted method until the mandatory conversion date. After the mandatory conversion date, the converted shares are included in weighted-average common shares outstanding for basic EPS. As we discuss in Note 13, we converted our series A preferred stock into common stock on January 15, 2021 and our series B preferred stock into common stock on July 15, 2021. The computation of diluted EPS for the years ended December 31, 2021, 2020 and 2019 excludes 2,272,117, 17,889,365 and 17,471,375 potentially dilutive shares related to our mandatory convertible preferred stock, respectively, because to include them would be antidilutive for those periods.
We are authorized to issue 750 million shares of no par value common stock. The following table provides common stock activity for the last three years.

COMMON STOCK ACTIVITY

	Years ended December 31,
	2021	2020	2019
Sempra:
Common shares outstanding, January 1	288,470,244	291,712,925	273,769,513
Conversion of mandatory convertible preferred stock	18,037,745	—	—
Shares issued in IEnova exchange offer	12,306,777	—	—
Shares issued under forward sale agreements	—	—	16,906,185
RSUs vesting(1)	686,916	896,839	463,012
Stock options exercised	50,671	4,400	52,540
Savings plan issuance	—	201,431	475,774
Common stock investment plan(2)	—	42,955	199,253
Issuance of RSUs held in our Deferred Compensation Plan	102,238	103,552	59,470
Shares repurchased(3)	(2,734,809)	(4,491,858)	(212,822)
Common shares outstanding, December 31	316,919,782	288,470,244	291,712,925
(1)    Includes dividend equivalents.
(2)    Participants in the Direct Stock Purchase Plan may reinvest dividends to purchase newly issued shares.
(3)    In 2021 and 2020, includes shares repurchased under the repurchase programs that we discuss above. Generally, we purchase shares of our common stock or units from LTIP participants who elect to sell to us a sufficient number of vested RSUs to meet minimum statutory tax withholding requirements.

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
SDG&E, and each of the other owners, holds its undivided interest as a tenant in common in the property. Each owner is responsible for financing its share of costs. SDG&E’s share of operating expenses is included in Sempra’s and SDG&E’s Consolidated Statements of Operations.
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
The Samuel Lawrence Foundation filed a writ petition under the California Coastal Act in LA Superior Court in December 2019 seeking to invalidate the coastal development permit and to obtain injunctive relief to stop decommissioning work. The petition was denied in September 2021. In December 2021, the foundation filed a notice of appeal. In September 2020, the foundation filed another writ petition under the California Coastal Act in LA Superior Court seeking to set aside the CCC’s July 2020 approval of the inspection and maintenance plan for the SONGS’ canisters and to obtain injunctive relief to stop decommissioning work. In December 2021, the foundation filed a request for dismissal. To date, decommissioning work has not been interrupted as a result of these writ petitions.
In accordance with state and federal requirements and regulations, SDG&E has assets held in the NDT to fund its share of decommissioning costs for SONGS Units 1, 2 and 3. Amounts that were collected in rates for SONGS’ decommissioning are invested in the NDT, which is comprised of externally managed trust funds. Amounts held by the NDT are invested in accordance with CPUC regulations. SDG&E classifies debt and equity securities held in the NDT as available-for-sale. The NDT assets are presented on the Sempra and SDG&E Consolidated Balance Sheets at fair value with the offsetting credits recorded in noncurrent Regulatory Liabilities.
Except for the use of funds for the planning of decommissioning activities or NDT administrative costs, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs for Units 2 and 3. In December 2021, SDG&E received authorization from the CPUC to access NDT funds of up to $78 million for forecasted 2022 costs.
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

Nuclear Decommissioning Trusts
The following table shows the fair values and gross unrealized gains and losses for the securities held in the NDT on the Sempra and SDG&E Consolidated Balance Sheets. We provide additional fair value disclosures for the NDT in Note 12.

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2021:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$56	$—	$—	$56
Municipal bonds(2)	309	13	(1)	321
Other securities(3)	255	7	(2)	260
Total debt securities	620	20	(3)	637
Equity securities	104	262	(2)	364
Short-term investments, primarily cash equivalents	3	—	—	3
Receivables (payables), net	8	—	—	8
Total	$735	$282	$(5)	$1,012
At December 31, 2020:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$64	$1	$—	$65
Municipal bonds	308	18	—	326
Other securities	253	17	—	270
Total debt securities	625	36	—	661
Equity securities	112	254	(2)	364
Short-term investments, primarily cash equivalents	3	—	—	3
Receivables (payables), net	(9)	—	—	(9)
Total	$731	$290	$(2)	$1,019
At December 31, 2019:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$57	$—	$—	$57
Municipal bonds	270	12	—	282
Other securities	218	9	(1)	226
Total debt securities	545	21	(1)	565
Equity securities	176	339	(6)	509
Short-term investments, primarily cash equivalents	16	—	—	16
Receivables (payables), net	(8)	—	—	(8)
Total	$729	$360	$(7)	$1,082
(1)    Maturity dates are 2022-2052.
(2)    Maturity dates are 2022-2056.
(3)    Maturity dates are 2022-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Proceeds from sales	$961	$1,439	$914
Gross realized gains	67	156	24
Gross realized losses	(5)	(17)	(5)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units was $568 million at December 31, 2021 and is based on a cost study prepared in 2020, which will be submitted to the CPUC in the first half of 2022. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. We expect SDG&E’s undiscounted SONGS decommissioning payments to be $79 million in 2022, $66 million in 2023, $77 million in 2024, $46 million in 2025, $52 million in 2026, and $718 million thereafter.
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
The Nuclear Waste Policy Act of 1982 made the DOE responsible for accepting, transporting, and disposing of spent nuclear fuel. However, it is uncertain when the DOE will begin accepting spent nuclear fuel from SONGS. This delay will lead to increased costs for spent fuel storage. In November 2019, Edison filed a claim for spent fuel management costs in the U.S. Court of Federal Claims for the time period from January 2017 through July 2018, which is pending DOE approval. It is unclear when Edison will pursue litigation claims for spent fuel management costs incurred on or after August 1, 2018. SDG&E will continue to support Edison in its pursuit of claims on behalf of the SONGS co-owners against the DOE for its failure to timely accept the spent nuclear fuel.
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

NOTE 16. COMMITMENTS AND CONTINGENCIES
LEGAL PROCEEDINGS
We accrue losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued, may exceed, and in some cases have exceeded, applicable insurance coverage and could materially adversely affect our business, results of operations, financial condition, cash flows and/or prospects. Unless otherwise indicated, we are unable to reasonably estimate possible losses or a range of losses in excess of any amounts accrued.

At December 31, 2021, loss contingency accruals for legal matters, including associated legal fees and regulatory matters related to the Leak, that are probable and estimable were $2,086 million for Sempra, including $4 million for SDG&E and $2,006 million for SoCalGas. Amounts for Sempra and SoCalGas include $1,980 million for matters related to the Leak, which we discuss below. We discuss our policy regarding accrual of legal fees in Note 1.
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
Civil Litigation – Litigation Subject to Agreements to Resolve. As of February 18, 2022, approximately 390 lawsuits, including approximately 36,000 plaintiffs (the Individual Plaintiffs) were pending against SoCalGas and Sempra related to the Leak. All these cases are coordinated before a single court in the LA Superior Court for pretrial management.
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
On September 26, 2021, SoCalGas and Sempra entered into an agreement with counsel representing over 80% of the plaintiffs in the Individual Plaintiff Litigation to resolve the claims of all Individual Plaintiffs for a payment of up to $1.8 billion. The agreement is subject to acceptance by no fewer than roughly 97% of all plaintiffs in the Individual Plaintiff Litigation by June 1, 2022, although SoCalGas and Sempra have the right to waive such condition. The agreement, which requires each plaintiff who accepts a settlement to release all such plaintiff’s claims against SoCalGas, Sempra and their respective affiliates related to the Individual Plaintiff Litigation and the Leak, provides that the settlement amount will be reduced based on the number of plaintiffs who do not accept. The LA Superior Court has approved the process to allocate payments among the plaintiffs. The plaintiffs who do not agree to participate in the settlement will be able to continue to pursue their claims. Pursuant to the agreement, the Individual Plaintiff Litigation has been stayed.
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

On September 27, 2021, SoCalGas and Sempra entered into an agreement to settle the individual claims of the named plaintiffs in the Business Class Action for a total amount of $100,000 in exchange for a dismissal and release of SoCalGas, Sempra and their respective affiliates from all claims related to the Leak. The complaint was dismissed in January 2022.
The Third Amended Consolidated Master Case Complaint for Individual Actions includes claims for violation of Proposition 65 seeking penalties for alleged violation of requirements to warn about certain chemical exposures as a result of the Leak. On November 4, 2021, SoCalGas entered into an agreement to settle these claims for a payment of approximately $2 million; in addition, SoCalGas agreed to implement certain measures to reduce emissions at the Aliso Canyon natural gas storage facility and to provide warnings to residents if benzene measured at the facility’s fence line exceeds certain levels. In January 2022, the LA Superior Court entered a consent judgment resolving the Proposition 65 claims.
In October 2018 and October 2020, five property developers (the Developer Plaintiffs) filed complaints against SoCalGas and Sempra alleging causes of action for strict liability, negligence per se, negligence, negligent interference, continuing nuisance, permanent nuisance, inverse condemnation and violation of the California Unfair Competition Law and California Public Utilities Code section 2106, as well as claims for negligence against certain directors of SoCalGas. The complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees. In October 2021, the claims against the individual SoCalGas directors were dismissed. In January 2022, SoCalGas and Sempra entered into an agreement to settle the claims of one of the Developer Plaintiffs, and its complaint was dismissed.
An adverse ruling in any of the lawsuits in the Individual Plaintiff Litigation filed by plaintiffs who do not agree to settle, any lawsuits filed by property class members who opt out of the Property Class Action settlement or by members of the putative Business Class Action could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects. In addition, there can be no assurance that the conditions to resolve the Individual Plaintiff Litigation will be satisfied or that the LA Superior Court will approve the settlement for the Property Class Action.
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
Civil Litigation – Unresolved Litigation. The claims of four of the Developer Plaintiffs remain pending, and the LA Superior Court has scheduled a trial in October 2022. SoCalGas has engaged in settlement discussions with the Developer Plaintiffs.
Four shareholder derivative actions were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra and/or SoCalGas. Three of the actions were joined in an Amended Consolidated Shareholder Derivative Complaint, which was dismissed with prejudice in January 2021. The plaintiffs have appealed the dismissal. The remaining action was also dismissed but plaintiffs were given leave to amend their complaint.
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
In June 2019, the CPUC opened an OII to consider penalties against SoCalGas for the Leak, which it later bifurcated into two phases. The first phase will consider whether SoCalGas violated California Public Utilities Code Section 451 or other laws, CPUC orders or decisions, rules or requirements, whether SoCalGas engaged in unreasonable and/or imprudent practices with respect to its operation and maintenance of the Aliso Canyon natural gas storage facility or its related record-keeping practices, whether SoCalGas cooperated sufficiently with the SED of the CPUC and Blade during the pre-formal investigation, and whether any of the mitigation measures proposed by Blade should be implemented to the extent not already done. The SED, based largely on the Blade report, has alleged a total of 324 violations in the first phase, asserting that SoCalGas violated California Public Utilities Code Section 451 and failed to cooperate in the investigation and to keep proper records. Hearings on a subset of issues began in March 2021. The second phase will consider whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties, if any, should be imposed for any violations, unreasonable or imprudent practices, or failure to cooperate sufficiently with the SED as determined by the CPUC in the first phase. In addition, the second phase will determine the amounts of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs, which could result in little or no recovery of such costs by SoCalGas. SoCalGas has engaged in settlement discussions with the SED in connection with this proceeding.
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
At December 31, 2021, the Aliso Canyon natural gas storage facility had a net book value of $883 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, incur higher than expected operating costs and/or be required to make additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized. Any such outcome could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Cost Estimate, Accounting Impact and Insurance. SoCalGas has incurred significant costs related to the Leak, primarily for temporary relocation of community residents; to control the well and stop the Leak; to mitigate the natural gas released; to purchase natural gas to replace what was lost through the Leak; to defend against and, in certain cases, settle, civil and criminal litigation arising from the Leak; to pay the costs of the government-ordered response to the Leak, including the costs for Blade to conduct the root cause analysis described above; to respond to various government and agency investigations regarding the Leak; and to comply with increased regulation imposed as a result of the Leak. At December 31, 2021, SoCalGas estimates these costs related to the Leak are $3,221 million (the cost estimate), which includes $1,279 million of costs recovered or probable of recovery from insurance. This cost estimate may increase significantly as more information becomes available. A portion of the cost estimate has been paid, and $1,983 million is accrued as Reserve for Aliso Canyon Costs at December 31, 2021 on SoCalGas’ and Sempra’s Consolidated Balance Sheets.
In 2020, SoCalGas recorded $484 million in costs, inclusive of estimated legal costs, related to settlement discussions in connection with civil litigation and regulatory matters described above. Of this amount, $177 million was recorded in Insurance Receivable for Aliso Canyon Costs on the SoCalGas and Sempra Consolidated Balance Sheets and $307 million ($233 million after tax) was recorded in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Consolidated Statements of Operations.
As a result of entering into the agreements described under “Civil Litigation – Litigation Subject to Agreements to Resolve” above, and other continuing settlement negotiations, SoCalGas recorded total charges of $1.59 billion ($1.15 billion after tax) in 2021 in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Consolidated Statements of Operations. Sempra elected to make an $800 million equity contribution to SoCalGas in September 2021 and may elect to make additional equity contributions in the future that are intended to maintain SoCalGas’ approved capital structure in connection with these accruals.
Except for the amounts paid or estimated to settle certain legal and regulatory matters as described above, the cost estimate does not include (i) any amounts necessary to resolve claims of Individual Plaintiffs who do not agree to participate in the settlement of the Individual Actions or members of the Property Class Action who opt out of that settlement or (ii) the matters that we describe above in “Civil Litigation – Unresolved Litigation” and “Regulatory Proceedings” to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs for damages, restitution, civil or administrative fines or penalties, defense, settlement or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. These costs or losses not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
We have received insurance payments for many of the categories of costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. At December 31, 2021, we recorded the expected recovery of the cost estimate related to the Leak of $360 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra’s Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $919 million of insurance proceeds we received through December 31, 2021. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure
Energía Costa Azul
We describe below certain land and customer disputes and permit challenges affecting our ECA Regas Facility and our proposed ECA LNG liquefaction projects. One or more unfavorable final decisions on these disputes or challenges could materially adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility and have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Land Disputes. Sempra Infrastructure has been engaged in a long-running land dispute relating to property adjacent to its ECA Regas Facility that allegedly overlaps with land owned by the ECA Regas Facility (the facility, however, is not situated on the land that is the subject of this dispute), as follows:
▪A claimant to the adjacent property filed complaints in the federal Agrarian Court challenging the refusal of SEDATU in 2006 to issue title to him for the disputed property. In November 2013, the federal Agrarian Court ordered that SEDATU issue the requested title to the claimant and cause it to be registered. Both SEDATU and Sempra Infrastructure challenged the ruling due to lack of notification of the underlying process. In May 2019, a federal court in Mexico reversed the ruling and ordered a retrial, which is pending resolution.
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
In addition, four cases involving two adjacent areas of real property on which part of the ECA Regas Facility is situated, each brought by a single plaintiff or her descendants, remain pending against the facility, as follows:
▪The first disputed area is subject to a claim in the federal Agrarian Court that has been ongoing since 2006, in which the plaintiff seeks to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The proceeding, which seeks an order that SEDATU annul the ECA Regas Facility’s competing property title, was initiated in 2006 and, in July 2021, a decision was issued in favor of the ECA Regas Facility. The plaintiff appealed, and in February 2022, the appellate court confirmed the ruling in favor the ECA Regas Facility and dismissed the appeal.

▪The second disputed area is one parcel adjacent to the ECA Regas Facility that allegedly overlaps with land on which the ECA Regas Facility is situated, which is subject to a claim in the federal Agrarian Court and two claims in Mexican civil courts. The ECA Regas Facility first bought the property from the federal government in 2003; however, to resolve an ownership controversy, in 2008, the ECA Regas Facility reached a financial settlement with the plaintiff to eliminate an adverse claim to our title. Nevertheless, the plaintiff sued in 2013 for the nullity of both titles. The Agrarian Court ruled in favor of the plaintiff in May 2021, nullifying the first property title. Sempra Infrastructure appealed the ruling in July 2021, which is pending resolution. The ECA Regas Facility continues to hold the second property title to the land. The two civil court proceedings, which seek to invalidate the contract by which the ECA Regas Facility purchased for the second time the applicable parcel of land on which the ECA Regas Facility is situated on the grounds that the purchase price was allegedly unfair, are progressing at different stages. In the first civil case, initiated in 2013, the court ruled in favor of the ECA Regas Facility, and the final decision was affirmed on a federal appeal. The descendants of the same plaintiff filed the second civil case in 2019, which was dismissed by the court. However, the dismissal has been appealed, which is pending the appellate court’s ruling.
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
▪In the second case, the initial request for a provisional injunction was denied. That decision was reversed on appeal in January 2020, resulting in the issuance of a new injunction against the permits that were issued by ASEA and SENER. This injunction has uncertain application absent clarification by the court. The claimants petitioned the court to rule that construction of natural gas liquefaction facilities violated the injunction, and in February 2022, the court ruled in favor of the ECA Regas Facility, meaning that the natural gas liquefaction activities have not been affected. The claimants may appeal this ruling.
▪In the third case, a group of residents filed a complaint in June 2021 against various federal and state authorities alleging deficiencies in the public consultation process for the issuance of the permits. The request for an initial injunction was denied and the claimants have appealed, which is pending the appellate court’s ruling.
Customer Dispute. In May 2020, the two third-party capacity customers at the ECA Regas Facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by Sempra Infrastructure and a force majeure event. Citing these circumstances, the customers subsequently stopped making payments of amounts due under their respective LNG storage and regasification agreements. Sempra Infrastructure has rejected the customers’ assertions and has drawn on the customers’ letters of credit provided as payment security. The parties engaged in discussions under the applicable contractual dispute resolution procedures without coming to a mutually acceptable resolution. In July 2020, Shell Mexico submitted a request for arbitration of the dispute and although Gazprom has joined the proceeding, Gazprom has since replenished the amounts drawn on its letter of credit and has resumed making regular monthly payments under its LNG storage and regasification agreement. As a consequence, Sempra Infrastructure is not currently drawing on Gazprom’s letter of credit but expects to continue to draw on Shell Mexico’s letter of credit. Sempra Infrastructure intends to avail itself of its available claims, defenses, rights and remedies in the arbitration proceeding, including seeking dismissal of the customers’ claims. In addition to the arbitration proceeding, Shell Mexico also filed a constitutional challenge to the CRE’s approval of the update to the general terms and conditions and an additional constitutional claim against the issuance of the liquefaction permit. Shell Mexico’s request to stay the CRE’s approval of the general terms and conditions was denied and upheld on appeal. The claim regarding the liquefaction permit issuance was denied and is currently on appeal. A hearing on the merits of the arbitration case was held in October 2021.

Sonora Pipeline
Guaymas-El Oro Segment. Sempra Infrastructure’s Sonora natural gas pipeline consists of two segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. In 2015, the Yaqui tribe, with the exception of some members living in the Bácum community, granted its consent and a right-of-way easement agreement for the construction of the Guaymas-El Oro segment of the Sonora natural gas pipeline that crosses its territory. Representatives of the Bácum community filed a legal challenge in Mexican federal court demanding the right to withhold consent for the project, the stoppage of work in the Yaqui territory and damages. In 2016, the judge granted a suspension order that prohibited the construction of such segment through the Bácum community territory. Because the pipeline does not pass through the Bácum community, Sempra Infrastructure did not believe the 2016 suspension order prohibited construction in the remainder of the Yaqui territory. Construction of the Guaymas-El Oro segment was completed, and commercial operations began in May 2017.
Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory that has made that section inoperable since August 2017 and, as a result, Sempra Infrastructure declared a force majeure event. In 2017, an appellate court ruled that the scope of the 2016 suspension order encompassed the wider Yaqui territory, which has prevented Sempra Infrastructure from making repairs to put the pipeline back in service. In July 2019, a federal district court ruled in favor of Sempra Infrastructure and held that the Yaqui tribe was properly consulted and that consent from the Yaqui tribe was properly received. Representatives of the Bácum community appealed this decision, causing the suspension order preventing Sempra Infrastructure from repairing the damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory to remain in place until the appeals process is exhausted. In December 2021, the court of appeals referred the matter to Mexico’s Supreme Court.
Sempra Infrastructure exercised its rights under the contract, which included seeking force majeure payments for the two-year period such force majeure payments were required to be made, which ended in August 2019.
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the arbitration process ended when Sempra Infrastructure and the CFE reached an agreement to restart natural gas transportation service on the earlier of completion of repair of the damaged pipeline or January 15, 2020, and to modify the tariff structure and extend the term of the contract by 10 years. Subsequently, Sempra Infrastructure and the CFE agreed to extend the service start date multiple times, most recently to March 14, 2022. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by March 14, 2022, and the parties do not agree on a new service start date, Sempra Infrastructure retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. Discussions with the CFE regarding the future of the pipeline, including the potential re-routing of a portion of the pipeline, are underway in accordance with a non-binding MOU announced in January 2022 that, among other matters, addresses efforts to restart service on the pipeline. Sempra Infrastructure intends to enter into a definitive agreement with respect to the pipeline in the first quarter of 2022.
At December 31, 2021, Sempra Infrastructure had $432 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to make such repairs (which have not commenced) or re-route a portion of the pipeline (which has not been agreed to by the parties, but is subject to negotiation pursuant to a non-binding MOU, as described above) and resume operations in the Guaymas-El Oro segment of the Sonora pipeline or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Sasabe-Puerto Libertad-Guaymas Segment. In June 2014, Sempra Infrastructure and a landowner agreed to enter into a voluntary right-of-way easement agreement for the construction and operation of a seven-mile section of the 314-mile Sasabe-Puerto Libertad-Guaymas segment of the Sonora natural gas pipeline on the landowner’s property. However, in 2015, the landowner filed a complaint demanding the easement agreement be nullified. In September 2021, a definitive and non-appealable judgment was issued declaring the easement agreement nullified and ordering the removal of the pipeline from the landowner’s property. The execution of the judgment is suspended as a result of an amparo lawsuit filed by the CFE as an interested third party that did not participate in the litigation. Sempra Infrastructure filed a special judicial action asking the civil court to acknowledge the existence of the easement and to determine the consideration the landowner should receive in exchange for the easement. The failure to stay this judgment pending the resolution of Sempra Infrastructure’s planned special judicial action or prevail in preserving the easement in the special judicial action could require us to modify the route of the pipeline and could require a temporary shutdown of this portion of the pipeline, which could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.

Regulatory and Other Actions by the Mexican Government
We describe below certain actions by the Mexican government that could have a material impact on the energy sector in Mexico. Sempra Infrastructure and other parties affected by these resolutions, orders, decrees, regulations and proposed amendments to Mexican law have challenged them by filing amparo and other claims, some of which have been granted injunctive relief. The court-ordered injunctions or suspensions provide temporary relief until Mexico’s federal district court or Supreme Court ultimately resolves the amparo and other claims. If passed in its current form, the proposed constitutional reform described below introduces significant changes to the legal and economic principles underlying the country’s energy reform of 2013, generating imminent risks for private investments in this sector. An unfavorable decision on one or more of these amparo or other challenges, the potential for extended disputes, or if passed in its current form, the proposed constitutional reform may impact our ability to operate our facilities at existing levels or at all, may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on our business, results of operations, financial condition, cash flows and/or prospects.
Transmission Rates for Legacy Generation Facilities. In May 2020, the CRE approved an update to the transmission rates included in legacy renewable and cogeneration energy contracts based on the claim that the legacy transmission rates did not reflect fair and proportional costs for providing the applicable services and, therefore, created inequitable competitive conditions. Three of Sempra Infrastructure’s renewable energy facilities (Don Diego Solar, Border Solar and Ventika) are currently holders of contracts with such legacy rates, and under the terms of these contracts any increases in the transmission rates would be passed through directly to their customers. These renewable energy facilities have obtained injunctive relief but are required to guarantee the difference in tariffs, which could be material, until the claims are definitively resolved by the courts. The three facilities obtained favorable resolutions from a lower court and the CRE has appealed one of these decisions.
Offtakers of Legacy Generation Permits. In October 2020, the CRE approved a resolution to amend the rules for the inclusion of new offtakers of legacy generation and self-supply permits (the Offtaker Resolution), which became effective immediately. The Offtaker Resolution prohibits self-supply permit holders from adding new offtakers that were not included in the original development or expansion plans, making modifications to the amount of energy allocated to the named offtakers, and including load centers that have entered into a supply arrangement under Mexico’s Electricity Industry Law. Don Diego Solar, Border Solar and Ventika are holders of self-supply permits and are impacted by the Offtaker Resolution. In January 2022, Don Diego Solar and Border Solar obtained a favorable resolution from a Mexican federal district court that we expect the CRE will appeal. If Sempra Infrastructure is not able to obtain legal protection for these impacted facilities, Sempra Infrastructure expects it will sell Border Solar’s capacity and a portion of Don Diego Solar’s capacity affected by the Offtaker Resolution into the spot market. Currently, prices in the spot market are significantly lower than the fixed prices in the PPAs that were entered into through self-supply permits. At December 31, 2021, Sempra Infrastructure had $14 million in other intangible assets, net, related to these self-supply permits previously granted by the CRE and impacted by the Offtaker Resolution that could be subject to impairment if Sempra Infrastructure is unable to obtain adequate legal protection. Sempra Infrastructure has filed lawsuits against the Offtaker Resolution and received injunctive relief pending final resolution.
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
Amendments to Mexico’s Hydrocarbons Law. In May 2021, amendments to Mexico’s Hydrocarbons Law were published and became effective. The amendments grant SENER and the CRE additional powers to suspend and revoke permits related to the midstream and downstream sectors. Suspension of permits will be determined by SENER or the CRE when a danger to national security, energy security, or to the national economy is foreseen. Likewise, new grounds for the revocation of permits are in place if the permit holder (i) carries out its activity with illegally imported products; (ii) fails, on more than one occasion, to comply with the provisions applicable to quantity, quality and measurement of the products; or (iii) modifies the technical conditions of its infrastructure without authorization. Additionally, in the case of existing permits, authorities will revoke those permits that fail to comply with the minimum storage requirements established by SENER or fail to comply with requirements or violate provisions established by the amended Hydrocarbons Law. All of Sempra Infrastructure’s facilities participating in the hydrocarbons sector filed lawsuits against the initiative to reform the Hydrocarbons Law and received injunctive relief pending a final resolution by the courts. In May 2021, a Mexican district court ordered the suspension of several of the provisions of the amendments with general application across the sector. In 2021, district courts issued judgments that the amendments do not affect the interests of the companies at this time and, as a result, dismissed the amparo lawsuits filed by several companies in the market, including three of the five lawsuits filed by Sempra Infrastructure. These judgments have been appealed and the granted suspensions will remain valid until the lawsuits are definitively resolved.
Amendments to Mexico’s General Foreign Trade Rules. In June 2021, amendments to Mexico’s General Foreign Trade Rules went into effect, which establish that only state-owned companies may import and export hydrocarbons, refined products, petrochemicals, and biofuels through channels other than those authorized (LDA authorization). These amendments prevent non-state-owned companies from (i) obtaining LDA authorizations, which affect new projects that have not obtained such approval, and (ii) renewing existing LDA authorizations, which affect operational projects and those under construction. The ECA Regas Facility and the Veracruz terminal have LDA authorizations that are valid through 2023 and, as a preventive measure, have filed amparo claims to challenge the newly introduced barrier to renewing their existing LDA authorizations. In order to start operations at terminals currently under construction or in development in the vicinity of Topolobampo, Manzanillo and Ensenada, including the proposed ECA LNG liquefaction projects, Sempra Infrastructure filed amparo claims to challenge such amendments that prevent them from obtaining LDA authorizations in the future. In October and November of 2021, the Mexican government published new General Foreign Trade Rules in which private companies are allowed to obtain LDA authorizations and, as a consequence, the amparo claims filed by the ECA Regas Facility and the Veracruz terminal have been dismissed by the courts, while the appropriate court is being determined to hear the amparo claim for future LDA authorizations. There can be no assurance that new or renewed LDA authorizations will be obtained in a timely manner or at all.
Proposed Constitutional Reform in Mexico. In September 2021, the President of Mexico presented a constitutional reform initiative with the stated goal of preserving energy security and self-sufficiency, and a continuous supply of electricity to the country’s population, as a condition for guaranteeing national security and the human right to a decent life. The CRE and the National Commission of Hydrocarbons would be dissolved, and their functions would be carried out by SENER. CENACE would be reinstated to the CFE, and the CFE would be responsible for generating, conducting, transforming, distributing and supplying electricity, and would be the only entity allowed to commercialize electric energy in Mexico. Electricity generation permits and contracts for the sale of electricity and RECs to the CFE, including permits at all of Sempra Infrastructure’s operational power generation facilities, would be canceled. The public electricity supply service would be provided exclusively by the CFE, which may acquire up to 46% of required energy from the private sector. Only certain private power plants would be permitted to continue generating electricity and compete to offer the CFE the lowest production costs.
The initiative must first be submitted to a vote and approved in the respective plenary sessions of the Chamber of Deputies and the Chamber of Senators in Mexico. Additionally, the initiative must be approved by a two-thirds vote of Mexico’s Federal Congress and by the majority of the legislatures of the Mexican States and published in the Federal Official Gazette to be in force. Sempra Infrastructure is following this legislative procedure while assessing alternatives for its project companies. If passed in its current form, the initiative could have a material adverse effect on our business, results of operations, financial condition, cash flows and/or prospects, our ability to recover the carrying values of our investments in Mexico, and our ability to operate existing facilities and develop new energy projects in the country.
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
In 2015, liquidators filed a claim in the High Court of Justice against RBS and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and for compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million

(approximately $61 million in U.S. dollars at December 31, 2021), plus costs and interest. In October 2020, the High Court of Justice issued assessed costs and interest to be approximately £21 million (approximately $28 million in U.S. dollars at December 31, 2021) as of that date, with interest continuing to accrue. The Defendants appealed and, in May 2021, the Court of Appeal set aside the High Court of Justice’s decision and ordered a retrial. The Liquidating Companies in the High Court of Justice case have applied to the Supreme Court for permission to appeal the Court of Appeal’s decision. J.P. Morgan Chase & Co. has notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and J.P. Morgan Chase & Co. has in turn sought indemnity from Sempra and RBS.
We recorded $100 million in equity losses from our investment in RBS Sempra Commodities in Equity Earnings on Sempra’s Consolidated Statement of Operations in 2020, which represented an estimate of our obligations to settle pending VAT matters and related legal costs. In 2021, we reduced this estimate by $50 million based on the settlement with HMRC on the First-Tier Tribunal case and revised assumptions on the High Court of Justice case. The final outcome of the High Court of Justice case remains uncertain.
Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra were defendants in personal injury lawsuits brought in state courts throughout the U.S. These cases alleged illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They sought compensatory and punitive damages. As of February 18, 2022, no lawsuits are pending. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding. The costs to defend or resolve these lawsuits and the amount of damages that may be imposed or incurred could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
Some of our lease agreements contain nonlease components, which represent activities that transfer a separate good or service to the lessee. As the lessee for both operating and finance leases, we have elected to combine lease and nonlease components as a single lease component for real estate, fleet vehicles, power generating facilities, and pipelines, whereby fixed or in-substance fixed payments allocable to the nonlease component are accounted for as part of the related lease liability and ROU asset. As the lessor, we have elected to combine lease and nonlease components as a single lease component for real estate, power generating facilities and liquid fuels terminals if the timing and pattern of transfer of the lease and nonlease components are the same and the lease component would be classified as an operating lease if accounted for separately.
Lessee Accounting
We have operating and finance leases for real and personal property (including office space, land, fleet vehicles, machinery and equipment, warehouses and other operational facilities) and PPAs with renewable energy, energy storage and peaker plant facilities.
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

Certain of our leases contain escalation clauses requiring annual increases in rent ranging from 2% to 5% or based on the Consumer Price Index. The rentals payable under these leases may increase by a fixed amount each year or by a percentage of a base year. Variable lease payments that are based on an index or rate are included in the initial measurement of our lease liability and ROU asset based on the index or rate at lease commencement and are not remeasured because of changes to the index or rate. Rather, changes to the index or rate are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.
Similarly, PPAs for the purchase of renewable energy at SDG&E require lease payments based on a stated rate per MWh produced by the facilities, and we are required to purchase substantially all the output from the facilities. SDG&E is required to pay additional amounts for capacity charges and actual purchases of energy that exceed the minimum energy commitments. Under these contracts, we do not recognize a lease liability or ROU asset for leases for which there are no fixed lease payments. Rather, these variable lease payments are recognized separately as variable lease costs. SDG&E estimates these variable lease payments to be $297 million in 2022, $296 million in 2023, $297 million in 2024, $296 million in 2025, $290 million in 2026 and $2,779 million thereafter.
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
For our operating leases, our non-regulated entities recognize a single lease cost on a straight-line basis over the lease term in operating expenses. SDG&E and SoCalGas recognize this single lease cost on a basis that is consistent with the recovery of such costs in accordance with U.S. GAAP governing rate-regulated operations.
For our finance leases, the interest expense on the lease liability and amortization of the ROU asset are accounted for separately. Our non-regulated entities use the effective interest rate method to account for the imputed interest on the lease liability and amortize the ROU asset on a straight-line basis over the lease term. SDG&E and SoCalGas recognize amortization of the ROU asset on a basis that is consistent with the recovery of such costs in accordance with U.S. GAAP governing rate-regulated operations.
Our leases do not contain any material residual value guarantees, restrictions or covenants.
Classification of ROU assets and lease liabilities and the weighted-average remaining lease term and discount rate associated with operating and finance leases are summarized in the table below.

LESSEE INFORMATION ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
ROU assets:
Operating leases:
ROU assets	$594	$543	$591	$185	$102	$130	$57	$74	$94

Finance leases:
PP&E	1,473	1,429	1,353	1,381	1,356	1,326	92	73	27
Accumulated depreciation	(138)	(99)	(64)	(107)	(80)	(57)	(31)	(19)	(7)
PP&E, net	1,335	1,330	1,289	1,274	1,276	1,269	61	54	20
Total ROU assets	$1,929	$1,873	$1,880	$1,459	$1,378	$1,399	$118	$128	$114

Lease liabilities:
Operating leases:
Other current liabilities	$49	$52	$52	$26	$27	$27	$15	$18	$18
Deferred credits and other	470	407	445	159	73	102	41	56	75
	519	459	497	185	100	129	56	74	93
Finance leases:
Current portion of long-term debt and finance leases	43	36	26	32	26	20	11	10	6
Long-term debt and finance leases	1,292	1,294	1,263	1,242	1,250	1,250	50	44	13
	1,335	1,330	1,289	1,274	1,276	1,270	61	54	19
Total lease liabilities	$1,854	$1,789	$1,786	$1,459	$1,376	$1,399	$117	$128	$112

Weighted-average remaining lease term (in years):
Operating leases	14	13	13	11	6	6	4	5	6
Finance leases	17	18	19	17	19	20	7	7	6
Weighted-average discount rate:
Operating leases	5.45%	5.81%	6.01%	3.22%	3.62%	3.55%	1.98%	2.03%	3.73%
Finance leases	14.25%	14.45%	14.76%	14.48%	14.65%	14.83%	2.91%	2.83%	3.23%

The components of lease costs were as follows:

LESSEE INFORMATION ON THE CONSOLIDATED STATEMENTS OF OPERATIONS(1)
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	Years ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019

Operating lease costs	$89	$92	$96	$32	$31	$33	$20	$24	$27

Finance lease costs:
Amortization of ROU assets(2)	39	35	24	27	23	18	12	12	6
Interest on lease liabilities	186	188	173	184	186	173	2	2	—
Total finance lease costs	225	223	197	211	209	191	14	14	6

Short-term lease costs(3)	7	7	6	1	3	2	—	—	—
Variable lease costs(3)	432	477	482	422	467	471	10	10	10
Total lease costs	$753	$799	$781	$666	$710	$697	$44	$48	$43
(1)    Includes costs capitalized in PP&E.
(2)    Included in O&M, except for $22 at Sempra, $21 at SDG&E and $1 at SoCalGas in 2021, $18 at Sempra and SDG&E in 2020, and $15 at Sempra and SDG&E in 2019, which is included in Depreciation and Amortization Expense.
(3)    Short-term leases with variable lease costs are recorded and presented as variable lease costs.

Cash paid for amounts included in the measurement of lease liabilities and supplemental noncash information were as follows:

LESSEE INFORMATION ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	Years ended December 31
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Operating activities:
Cash paid for operating leases	$78	$79	$101	$32	$31	$33	$20	$24	$27
Cash paid for finance leases	171	173	173	169	171	173	2	2	—
Financing activities:
Cash paid for finance leases	39	35	24	27	23	18	12	12	6
Increase (decrease) in operating lease obligations for ROU assets	116	20	585	112	(1)	158	1	1	118
Increase in finance lease obligations for investment in PP&E	43	77	38	24	30	16	19	47	22

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

LESSEE MATURITY ANALYSIS OF LIABILITIES
(Dollars in millions)
	December 31, 2021
	Sempra		SDG&E		SoCalGas
	Operating leases(1)	Finance leases(2)	Operating leases(1)	Finance leases(2)	Operating leases	Finance leases
2022	$73	$209	$30	$197	$17	$12
2023	66	208	27	197	13	11
2024	62	203	25	192	11	11
2025	50	199	16	188	10	11
2026	48	196	15	188	8	8
Thereafter	493	2,292	105	2,279	—	13
Total undiscounted lease payments	792	3,307	218	3,241	59	66
Less: imputed interest	(273)	(1,972)	(33)	(1,967)	(3)	(5)
Total lease liabilities	519	1,335	185	1,274	56	61
Less: current lease liabilities	(49)	(43)	(26)	(32)	(15)	(11)
Long-term lease liabilities	$470	$1,292	$159	$1,242	$41	$50
(1)    Includes $9 in each of 2022 through 2026 and $87 thereafter related to purchased-power contracts.
(2)     Substantially all amounts are related to purchased-power contracts.
Leases That Have Not Yet Commenced
SDG&E has entered into three energy storage tolling agreements, of which SDG&E expects two will commence in the third quarter of 2022 and one will commence in the second quarter of 2023. SDG&E expects to account for these agreements as operating leases upon commencement and expects the future minimum lease payments to be $8 million in 2022, $17 million in 2023, $18 million in each of 2024 through 2026 and $101 million thereafter until expiration at various dates from 2032 through 2033.
SoCalGas has entered into a fleet vehicle agreement, which SoCalGas expects will commence in May 2022. SoCalGas expects to account for the agreement as a finance lease upon commencement and expects the future minimum lease payments to be $1 million in 2022 and $2 million in each of 2023 through 2026 and $6 million thereafter until expiration in 2029.
Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, LPG storage facilities, a rail facility and liquid fuels terminals, which we account for as operating or sales-type leases. These leases expire at various dates from 2022 through 2041.
Over the lease term, we monitor the underlying assets in operating leases for impairment, and we evaluate the net investment in sales-type leases for expected credit losses. Sempra Infrastructure expects to continue to derive value from the underlying assets associated with its pipelines following the end of their respective lease terms based on the expected remaining useful life, expected market conditions and plans to re-market and re-contract the underlying assets.
Generally, we recognize operating lease income on a straight-line basis over the lease term, and sales-type lease income based on the effective interest method over the lease term. Certain of our leases contain rate adjustments or are based on foreign currency exchange rates that may result in lease payments received that vary in amount from one period to the next.
In July 2021, a rail facility agreement commenced, which Sempra Infrastructure is accounting for as a sales-type lease. The rail facility is being used by the lessee to transport liquid fuels out of the Veracruz terminal. The lessee has the right to direct the use of the rail facility and will obtain substantially all of the economic benefits of the rail facility. At lease commencement, Sempra Infrastructure derecognized the $44 million carrying value of the rail facility from PP&E and recognized a net investment in sales-type lease asset of $62 million and a selling profit of $18 million. The agreement expires in 2041 and will automatically renew for successive five-year terms unless written notice is provided by Sempra Infrastructure or the lessee. Fixed lease payments are payable in the first five years of the agreement, which the lessee is required to pay even in the event of lease termination.

LESSOR INFORMATION – SEMPRA
(Dollars in millions)
	December 31,
	2021	2020	2019
Assets subject to operating leases:
Property, plant and equipment(1)	$1,499	$1,092	$1,038
Accumulated depreciation	(276)	(228)	(179)
Property, plant and equipment, net	$1,223	$864	$859

		December 31, 2021
Maturity analysis of lease payments:		Operating leases	Sales-type leases
2022		$272	$16
2023		272	16
2024		273	17
2025		272	17
2026		272	9
Thereafter		3,031	—
Total undiscounted cash flows		$4,392	75
Present value of lease payments (recognized as lease receivable)(2)			55
Difference between undiscounted cash flows and discounted cash flows			$20
(1)     Included in Machinery and Equipment — Pipelines and Storage within the major functional categories of PP&E.
(2)     Includes $9 in Other Current Assets and $46 in Other Long-Term Assets on the Consolidated Balance Sheet.

LESSOR INFORMATION ON THE CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sales-type leases:
Income recognized at lease commencement	$18	$1	$—
Interest income	4	1	—
Total revenues from sales-type leases(1)	$22	$2	—

Operating leases:
Fixed lease payments	$256	$195	$200
Variable lease payments	10	1	6
Total revenues from operating leases(1)	$266	$196	$206

Depreciation expense	$48	$39	$38
(1)     Included in Revenues: Energy-Related Businesses on the Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
Natural Gas Contracts
SoCalGas has responsibility for procuring natural gas for both SDG&E’s and SoCalGas’ core customers in a combined portfolio. SoCalGas buys natural gas under short-term and long-term contracts for this portfolio from various producing regions in the southwestern U.S., U.S. Rockies and Canada. At December 31, 2021, SoCalGas’ natural gas purchase commitments under long-term contracts are negligible.
SoCalGas transports natural gas primarily under long-term firm interstate pipeline capacity agreements that provide for annual reservation charges, which are recovered in rates. SoCalGas has commitments with interstate pipeline companies for firm pipeline capacity under contracts that expire at various dates through 2032.
Sempra Infrastructure has various capacity agreements for natural gas storage and transportation that expire at various dates through 2059. Transportation costs on these agreements vary based on pipeline capacity.

Payments on our natural gas contracts could exceed the minimum commitment based on portfolio needs. At December 31, 2021, the future minimum payments under existing natural gas contracts and natural gas storage and transportation contracts are as follows:

FUTURE MINIMUM PAYMENTS
(Dollars in millions)
	Sempra			SoCalGas
	Storage and transportation	Natural gas(1)	Total(1)	Transportation
2022	$214	$20	$234	$134
2023	204	39	243	132
2024	181	15	196	114
2025	141	7	148	77
2026	137	—	137	75
Thereafter	903	—	903	310
Total minimum payments	$1,780	$81	$1,861	$842
(1)    Excludes amounts related to the LNG purchase agreement discussed below.

Total payments under natural gas contracts and natural gas storage and transportation contracts as well as payments to meet additional portfolio needs at Sempra and SoCalGas were as follows:

PAYMENTS UNDER NATURAL GAS CONTRACTS
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra	$1,691	$989	$1,326
SoCalGas	1,590	935	1,181
LNG Purchase Agreement
Sempra Infrastructure has a sale and purchase agreement for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2022 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure.
At December 31, 2021, the following LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered:

LNG COMMITMENT AMOUNTS
(Dollars in millions)
Sempra:
2022	$435
2023	553
2024	516
2025	518
2026	519
Thereafter	1,381
Total	$3,922

Actual LNG purchases were approximately $27 million in 2021, $16 million in 2020 and $17 million in 2019 due to the customer electing to divert cargoes as allowed by the agreement.
Purchased-Power Contracts
For 2022, SDG&E expects to meet its customer power requirements from the following resource types:
▪Long-term contracts: 60% (of which 57% is provided by renewable energy contracts expiring on various dates through 2042)
▪Other SDG&E-owned generation and tolling contracts expiring on various dates through 2039: 46%

▪Spot market sales: (6)%
Payments on our purchased-power contracts could exceed the minimum commitments based on energy needs. At December 31, 2021, the future minimum payments under long-term purchased-power contracts for Sempra and SDG&E are as follows:

FUTURE MINIMUM PAYMENTS – PURCHASED-POWER CONTRACTS
(Dollars in millions)
2022	$218
2023	188
2024	162
2025	105
2026	100
Thereafter	817
Total minimum payments(1)	$1,590
(1)    Excludes purchase agreements accounted for as operating leases and finance leases.

Payments on these contracts represent capacity charges and minimum energy and transmission purchases that exceed the minimum commitment. SDG&E is required to pay additional amounts for actual purchases of energy that exceed the minimum energy commitments. SDG&E estimates these variable payments to be $63 million in each of 2022 through 2026 and $430 million thereafter. Total payments under purchased-power contracts for Sempra and SDG&E were $495 million in 2021, $534 million in 2020 and $744 million in 2019.
Construction and Development Projects
Sempra has various capital projects in progress in the U.S. and Mexico. Our total contractual commitments at December 31, 2021 under these projects are approximately $389 million, requiring future payments of $223 million in 2022, $22 million in 2023, $18 million in each of 2024 and 2025, $5 million in 2026 and $103 million thereafter. The following is a summary by segment of contractual commitments and contingencies related to such projects.
SDG&E
At December 31, 2021, SDG&E has commitments to make future payments of $27 million for construction projects that include:
▪$4 million for infrastructure improvements for electric and natural gas transmission and distribution systems; and
▪$23 million related to spent fuel management at SONGS.
SDG&E expects future payments under these contractual commitments to be $3 million in each of 2022 and 2023, $1 million in each of 2024 through 2026 and $18 million thereafter.
Sempra Infrastructure
At December 31, 2021, Sempra Infrastructure has commitments to make future payments of $362 million for construction and development projects that include:
▪$43 million for liquid fuels terminals;
▪$296 million for natural gas pipelines and ongoing maintenance services; and
▪$23 million for renewables projects.
Sempra Infrastructure expects future payments under these contractual commitments to be $220 million in 2022, $19 million in 2023, $17 million in each of 2024 and 2025, $4 million in 2026 and $85 million thereafter.
OTHER COMMITMENTS
SDG&E
We discuss nuclear insurance and nuclear fuel disposal related to SONGS in Note 15.
Fire Mitigation Fund
In connection with the completion of the Sunrise Powerlink project in 2012, the CPUC required that SDG&E establish a fire mitigation fund to minimize the risk of fire as well as reduce the potential wildfire impact on residences and structures near the Sunrise Powerlink. The future payments for these contractual commitments, for which a liability has been recorded, are expected to be $4 million per year in 2022 through 2026 and $275 million thereafter, subject to escalation of 2% per year, for a remaining 48-year period. At December 31, 2021, the present value of these future payments of $122 million has been recorded as a regulatory asset as the amounts represent a cost that we expect will be recovered from customers in the future.
Franchise Agreements
In December 2020, the City of San Diego and SDG&E agreed to extend SDG&E’s natural gas and electric franchises for the city to June 1, 2021. After completing a competitive bid process, on June 8, 2021, the City of San Diego approved ordinances granting to SDG&E the natural gas and electric franchises for the city. These franchise agreements provide SDG&E the opportunity to serve the City of San Diego for the next 20 years, consisting of 10-year agreements that will automatically renew for an additional 10 years unless the City Council voids the automatic renewal with a supermajority vote. The agreements went into effect in July 2021. Over the 20-year term of the agreements, SDG&E will make principal payments of $110 million and interest payments of $13 million as consideration for the natural gas and electric franchise agreements. The consideration paid will not be recovered from customers and will be amortized over 20 years. SDG&E paid $11 million to the City of San Diego in 2021. At December 31, 2021, SDG&E has commitments to make future payments of $14 million per year in 2022 through 2024, $15 million in 2025, $4 million in 2026 and $51 million thereafter.
Two lawsuits have been filed in the California Superior Court challenging the City’s process for its award of the natural gas and electric franchises and seeking to declare the franchise agreements null and void.
Sempra Infrastructure
Additional consideration for a 2006 comprehensive legal settlement with the State of California to resolve the Continental Forge litigation included an agreement that, for a period of 18 years beginning in 2011, Sempra Infrastructure would sell to SDG&E and SoCalGas, subject to annual CPUC approval, up to 500 MMcf per day of regasified LNG from Sempra Infrastructure’s ECA Regas Facility that is not delivered or sold in Mexico at the price indexed to the California border minus $0.02 per MMBtu. There are no specified minimums required, and to date, Sempra Infrastructure has not been required to deliver any natural gas pursuant to this agreement.
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
In addition, we are required to obtain numerous governmental permits, licenses and other approvals to construct facilities and operate our businesses. The related costs of environmental monitoring, pollution control equipment, cleanup costs, and emissions fees are significant. Increasing national and international concerns regarding global warming and mercury, carbon dioxide, nitrogen oxide and sulfur dioxide emissions could result in requirements for additional pollution control equipment or significant emissions fees or taxes that could adversely affect Sempra Infrastructure. SDG&E’s and SoCalGas’ costs to operate their facilities in compliance with these laws and regulations generally have been recovered in customer rates.
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $44 million for Sempra, $14 million for SDG&E and $16 million for SoCalGas at December 31, 2021.
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

Other Environmental Issues
We generally capitalize the significant costs we incur to mitigate or prevent future environmental contamination or extend the life, increase the capacity, or improve the safety or efficiency of property used in current operations. The following table shows our capital expenditures (including construction work in progress) in order to comply with environmental laws and regulations:

CAPITAL EXPENDITURES FOR ENVIRONMENTAL ISSUES
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Sempra	$95	$76	$80
SDG&E	32	39	39
SoCalGas	63	37	41

We have not identified any significant environmental issues outside the U.S.
At SDG&E and SoCalGas, costs that relate to current operations or an existing condition caused by past operations are generally recorded as a regulatory asset due to the probability that these costs will be recovered in rates.
The environmental issues currently facing us, except for those related to the Leak as we discuss above or resolved during the last three years, include (1) investigation and remediation of SDG&E’s and SoCalGas’ manufactured-gas sites, (2) cleanup of third-party waste-disposal sites used by SDG&E and SoCalGas at which we have been identified as a PRP and (3) mitigation of damage to the marine environment caused by the cooling-water discharge from SONGS.
The table below shows the status at December 31, 2021 of SDG&E’s and SoCalGas’ manufactured-gas sites and the third-party waste-disposal sites for which we have been identified as a PRP:

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

The following table shows our accrued liabilities for environmental matters at December 31, 2021. Of the total liability, $9 million at SoCalGas is recorded on a discounted basis, with a discount rate of 1.5%.

ACCRUED LIABILITIES FOR ENVIRONMENTAL MATTERS
(Dollars in millions)
	Manufactured- gas sites	Waste disposal sites (PRP)(1)	Other hazardous waste sites	Total(2)
SDG&E(3)	$—	$6	$12	$18
SoCalGas(4)	34	3	1	38
Other	—	1	—	1
Total Sempra	$34	$10	$13	$57
(1)    Sites for which we have been identified as a PRP.
(2)    Includes $5, $2 and $3 classified as current liabilities, and $52, $16 and $35 classified as noncurrent liabilities on Sempra’s, SDG&E’s and SoCalGas’ Consolidated Balance Sheets, respectively.
(3)    Does not include SDG&E’s liability for SONGS marine environment mitigation.
(4)    Does not include SoCalGas’ liability for environmental matters for the Leak. We discuss matters related to the Leak above in “Legal Proceedings – SoCalGas – Aliso Canyon Natural Gas Storage Facility Gas Leak.”

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS previously reached an agreement with the CCC to mitigate the damage to the marine environment caused by the cooling-water discharge from SONGS during its operation. SONGS’ early retirement, described in Note 15, does not reduce SDG&E’s mitigation obligation. SDG&E’s share of the estimated mitigation costs is $97 million, of which $53 million has been incurred through December 31, 2021 and $44 million is accrued for remaining costs through 2053, which is recoverable in rates and included in noncurrent Regulatory Assets on Sempra’s and SDG&E’s Consolidated Balance Sheets.
We expect future payments related to our environmental liabilities on an undiscounted basis to be $6 million in 2022, $13 million in 2023, $9 million in 2024, $4 million in 2025, $17 million in 2026 and $53 million thereafter.

NOTE 17. SEGMENT INFORMATION
We have four separately managed reportable segments, as follows:
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
▪Sempra Infrastructure includes the operating companies of our subsidiary, SI Partners, as well as a holding company and certain services companies. Sempra Infrastructure develops, builds, operates and invests in energy infrastructure to help enable the energy transition in North American markets and globally. Sempra Infrastructure owns an 80% interest in SI Partners, which held a 100% ownership interest in Sempra LNG Holding, LP and a 99.9% ownership interest in IEnova at December 31, 2021.
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
We evaluate each segment’s performance based on its contribution to Sempra’s reported earnings and cash flows. SDG&E and SoCalGas operate in essentially separate service territories, under separate regulatory frameworks and rate structures set by the CPUC and, in the case of SDG&E, the FERC. We describe the accounting policies of all of our segments in Note 1.

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

SEGMENT INFORMATION
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
REVENUES
SDG&E	$5,504	$5,313	$4,925
SoCalGas	5,515	4,748	4,525
Sempra Infrastructure	1,997	1,400	1,454
Sempra Renewables	—	—	10
All other	5	2	3
Adjustments and eliminations	(1)	(3)	(3)
Intersegment revenues(1)	(163)	(90)	(85)
Total	$12,857	$11,370	$10,829
DEPRECIATION AND AMORTIZATION
SDG&E	$889	$801	$760
SoCalGas	716	654	602
Sempra Infrastructure	239	198	193
All other	11	13	14
Total	$1,855	$1,666	$1,569
INTEREST INCOME
SDG&E	$1	$2	$4
SoCalGas	1	2	2
Sempra Infrastructure	75	141	139
Sempra Renewables	—	—	11
All other	3	7	4
Intercompany eliminations	(11)	(56)	(73)
Total	$69	$96	$87
INTEREST EXPENSE
SDG&E	$412	$413	$411
SoCalGas	157	158	141
Sempra Infrastructure	205	174	155
Sempra Renewables	—	—	3
All other	444	390	450
Intercompany eliminations	(20)	(54)	(83)
Total	$1,198	$1,081	$1,077
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$201	$190	$171
SoCalGas	(310)	96	120
Sempra Texas Utilities	—	1	—
Sempra Infrastructure	238	149	222
Sempra Renewables	—	—	4
All other	(30)	(187)	(202)
Total	$99	$249	$315
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$819	$824	$767
SoCalGas	(427)	504	641
Sempra Texas Utilities	616	579	528
Sempra Infrastructure	682	580	247
Sempra Renewables	—	—	59
Discontinued operations	—	1,840	328
All other	(436)	(563)	(515)
Total	$1,254	$3,764	$2,055

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Years ended December 31 or at December 31,
	2021	2020	2019
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E	$2,220	$1,942	$1,522
SoCalGas	1,984	1,843	1,439
Sempra Infrastructure	802	879	736
Sempra Renewables	—	—	2
All other	9	12	9
Total	$5,015	$4,676	$3,708
ASSETS
SDG&E	$24,058	$22,311	$20,560
SoCalGas	20,324	18,460	17,077
Sempra Texas Utilities	13,047	12,542	11,619
Sempra Infrastructure	14,408	12,772	13,660
Discontinued operations	—	—	3,958
All other	1,399	1,215	763
Intersegment receivables	(1,191)	(677)	(1,972)
Total	$72,045	$66,623	$65,665
GEOGRAPHIC INFORMATION
Long-lived assets(2):
United States	$50,657	$46,902	$43,719
Mexico	$7,708	$6,929	$6,355
Asia	1	—	—
Total	$58,366	$53,831	$50,074
Revenues(3):
United States	$11,154	$10,205	$9,574
Mexico	1,703	1,165	1,255
Total	$12,857	$11,370	$10,829
(1)Revenues for reportable segments include intersegment revenues of $10, $98, and $55 for 2021; $5, $88, and $(3) for 2020; and $5, $69, and $11 for 2019 for SDG&E, SoCalGas, and Sempra Infrastructure, respectively.
(2)Includes net PP&E and investments.
(3)Amounts are based on where the revenue originated, after intercompany eliminations.

SEMPRA ENERGY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2021	2020	2019
Interest income	$11	$4	$3
Interest expense	(576)	(495)	(521)
Operating expenses	(92)	(86)	(124)
Other income (expense), net	20	(38)	59
Income tax benefit	190	176	163
Loss before equity in earnings of subsidiaries	(447)	(439)	(420)
Equity in earnings of subsidiaries, net of income taxes	1,764	4,371	2,617
Net income	1,317	3,932	2,197
Preferred dividends	(63)	(168)	(142)
Earnings	$1,254	$3,764	$2,055

Basic EPS:
Earnings	$4.03	$12.93	$7.40
Weighted-average common shares outstanding	311,755	291,077	277,904

Diluted EPS:
Earnings	$4.01	$12.88	$7.29
Weighted-average common shares outstanding	313,036	292,252	282,033
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2021, 2020 and 2019
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
2021:
Net income	$1,127	$190	$1,317
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	—	(6)
Financial instruments	191	(47)	144
Pension and other postretirement benefits	28	(6)	22
Total other comprehensive income	213	(53)	160
Comprehensive income	$1,340	$137	$1,477
2020:
Net income	$3,756	$176	$3,932
Other comprehensive income (loss):
Foreign currency translation adjustments	547	—	547
Financial instruments	(146)	33	(113)
Pension and other postretirement benefits	11	1	12
Total other comprehensive income	412	34	446
Comprehensive income	$4,168	$210	$4,378
2019:
Net income	$2,034	$163	$2,197
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	—	(43)
Financial instruments	(161)	53	(108)
Pension and other postretirement benefits	25	(7)	18
Total other comprehensive loss	(179)	46	(133)
Comprehensive income	$1,855	$209	$2,064
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,
	2021	2020	2019
Assets:
Cash and cash equivalents	$186	$366	$6
Restricted cash	2	—	—
Due from affiliates	446	58	98
Income taxes receivable, net	—	42	—
Other current assets	31	26	34
Total current assets	665	492	138

Investments in subsidiaries	33,308	33,898	32,604
Due from affiliates	21	1	3
Deferred income taxes	626	2,187	1,766
Other long-term assets	1,090	717	682
Total assets	$35,710	$37,295	$35,193

Liabilities and shareholders’ equity:
Short-term debt	$1,240	$—	$—
Current portion of long-term debt	—	850	1,399
Due to affiliates	185	224	369
Income taxes payable, net	4	—	274
Other current liabilities	531	536	561
Total current liabilities	1,960	1,610	2,603

Long-term debt	5,969	7,317	8,856
Due to affiliates	1,151	4,375	3,138
Other long-term liabilities	649	620	667

Commitments and contingencies (Note 4)

Shareholders’ equity	25,981	23,373	19,929
Total liabilities and shareholders’ equity	$35,710	$37,295	$35,193
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2021	2020	2019
Net cash (used in) provided by operating activities	$(255)	$(978)	$294

Expenditures for property, plant and equipment	(8)	(9)	(8)
Capital contributions to investees	(1,005)	(364)	(1,528)
Disbursement for note receivable	(305)	—	—
Distribution from investments	1,552	3,616	—
(Increase) decrease in loans to affiliates, net	(20)	2	—
Other	—	—	4
Net cash provided by (used in) investing activities	214	3,245	(1,532)

Common stock dividends paid	(1,331)	(1,174)	(993)
Preferred dividends paid	(99)	(157)	(142)
Issuances of preferred stock, net	—	891	—
Issuances of common stock, net	5	11	1,830
Repurchases of common stock	(339)	(566)	(26)
Issuances of long-term debt	990	1,599	758
Payments on long-term debt	(3,200)	(3,700)	(1,500)
Increase in short-term debt	1,240	—	—
Increase in loans from affiliates, net	1,092	1,194	1,328
Purchases of noncontrolling interest	(217)	—	—
Proceeds from sale of noncontrolling interest	1,846	—	—
Equity transaction costs with third parties	—	(4)	—
Debt issuance costs	—	(1)	(25)
Make-whole premiums related to early redemptions of debt	(121)	—	—
Other financing	(2)	—	—
Net cash (used in) provided by financing activities	(136)	(1,907)	1,230

Effect of exchange rate changes on cash and cash equivalents	(1)	—	—

(Decrease) increase in cash and cash equivalents	(178)	360	(8)
Cash and cash equivalents, January 1	366	6	14
Cash, cash equivalents and restricted cash, December 31	$188	$366	$6

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in exchange for NCI and related AOCI	$1,373	$—	$—
Common dividends issued in stock	—	22	55
Common dividends declared but not paid	349	301	283
Conversion of mandatory convertible preferred stock	2,258	—	—
Preferred dividends declared but not paid	11	47	36
Equitization of amounts due from affiliates	4,351	—	—
See Notes to Condensed Financial Information of Parent.

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

NOTE 1. BASIS OF PRESENTATION
The condensed financial information of Sempra Energy has been prepared in accordance with SEC Regulation S-X Rule 5-04 and Rule 12-04. We apply the same accounting policies as in the financial statements of Sempra, except that Sempra Energy accounts for the earnings of its subsidiaries under the equity method in this unconsolidated financial information.
Sempra Energy received cash dividends from its consolidated subsidiaries totaling $375 million, $300 million and $150 million in 2021, 2020 and 2019, respectively.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below and in Note 2 of the Notes to Consolidated Financial Statements recent pronouncements that have had or may have a significant effect on Sempra Energy’s results of operations, financial condition, cash flows or disclosures.
ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”: ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. In addition to other changes, this standard amends ASC 470-20, “Debt with Conversion and Other Options,” by removing the accounting models for instruments with beneficial and cash conversion features. The standard also amends certain guidance in ASC 260, “Earnings Per Share,” for the computation of EPS for convertible instruments and contracts on an entity’s own equity. For public entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. An entity can use either a full or modified retrospective approach to adopt ASU 2020-06 and must disclose, in the period of adoption, EPS transition information about the effect of the change on affected per-share amounts. We will adopt the standard on January 1, 2022 using a modified retrospective approach and do not expect the adoption will materially impact our financial statements or per-share amounts.

NOTE 3. DEBT AND CREDIT FACILITY
SHORT-TERM DEBT
Committed Line of Credit
At December 31, 2021, Sempra Energy had an aggregate capacity of $4.4 billion under two primary committed lines of credit and available unused credit of $3.1 billion, which provide liquidity and support its commercial paper program. The amount of commercial paper outstanding, before reduction of any unamortized discount, and any letters of credit outstanding is reflected as a reduction to the available unused credit.
The principal terms of Sempra Energy’s committed lines of credit include the following:
▪Each facility has a syndicate of 23 lenders. No single lender has greater than a 6% share in the facility.
▪One facility provides for the issuance of $200 million of letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra Energy has the right to increase its letter of credit commitment to $500 million. No letters of credit were outstanding at December 31, 2021.
▪Borrowings bear interest at a benchmark rate plus a margin that varies with Sempra Energy’s credit rating.
▪Sempra Energy must maintain a ratio of indebtedness to total capitalization (as defined in its credit facility) of no more than 65% at the end of each quarter. At December 31, 2021, Sempra Energy was in compliance with this ratio under credit facility.

LONG-TERM DEBT
The following table shows the detail and maturities of long-term debt outstanding:

LONG-TERM DEBT
(Dollars in millions)
	December 31,
	2021	2020	2019
2.4% Notes February 1, 2020	$—	$—	$500
2.4% Notes March 15, 2020	—	—	500
2.85% Notes November 15, 2020	—	—	400
Notes at variable rates (2.50% at December 31, 2019) January 15, 2021(1)	—	—	700
Notes at variable rates (3.069% after floating-to-fixed rate swaps effective 2019) March 15, 2021	—	850	850
2.875% Notes October 1, 2022	—	500	500
2.9% Notes February 1, 2023	—	500	500
4.05% Notes December 1, 2023	—	500	500
3.55% Notes June 15, 2024	—	500	500
3.75% Notes November 15, 2025	—	350	350
3.25% Notes June 15, 2027	750	750	750
3.4% Notes February 1, 2028	1,000	1,000	1,000
3.8% Notes February 1, 2038	1,000	1,000	1,000
6% Notes October 15, 2039	750	750	750
4% Notes February 1, 2048	800	800	800
4.125% Junior Subordinated Notes April 1, 2052(1)	1,000	—	—
5.75% Junior Subordinated Notes July 1, 2079(1)	758	758	758
	6,058	8,258	10,358
Current portion of long-term debt	—	(850)	(1,399)
Unamortized discount on long-term debt	(37)	(32)	(35)
Unamortized debt issuance costs	(52)	(59)	(68)
Total long-term debt	$5,969	$7,317	$8,856
(1)    Callable long-term debt not subject to make-whole provisions.

In December 2021, Sempra Energy redeemed, at respective make-whole redemption prices, an aggregate principal amount of $2.35 billion of senior unsecured notes prior to scheduled maturities in 2022 through 2025. Upon the early redemptions, we recognized $126 million ($92 million after tax) in charges associated with the make-whole premiums and a write-off of unamortized discount and debt issuance costs.
In November 2021, we issued $1.0 billion of 4.125% fixed-to-fixed reset rate junior subordinated notes maturing on April 1, 2052. Interest on the notes accrues from and including November 19, 2021 and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The notes will bear interest (i) from and including November 19, 2021 to, but excluding, April 1, 2027 at the rate of 4.125% per annum and (ii) from and including April 1, 2027, during each subsequent five-year period beginning on April 1 of every fifth year, at a rate per annum equal to the Five-year U.S. Treasury Rate (as defined in the notes) as of the day falling two business days before the first day of such five-year period plus a spread of 2.868%, to be reset on April 1 of every fifth year beginning in 2027. We received proceeds of $988 million (net of underwriting discounts and debt issuance costs of $12 million). We used the proceeds from the offering to repay a portion of the aggregate principal amount of the $2.35 billion of senior unsecured notes that we discuss above.
At December 31, 2021, long-term debt maturities totaling $6.1 billion commence after 2026.
Additional information on Sempra Energy’s long-term debt is provided in Note 7 of the Notes to Consolidated Financial Statements.

NOTE 4. COMMITMENTS AND CONTINGENCIES
Sempra Energy has an operating lease commitment related to its corporate headquarters building of approximately $279 million. Sempra Energy expects payments for its operating lease to be $11 million in 2022, $12 million in each of 2023 through 2026 and $220 million thereafter.
For other contingencies and guarantees related to Sempra Energy, refer to Notes 6 and 16 of the Notes to Consolidated Financial Statements.