Form 10-Q
period 2022-03-31
SEMPRA ENERGY; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2022-05-05
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		March 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

Sempra Energy	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on April 29, 2022:

Sempra Energy	314,304,730 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

This combined Form 10-Q is separately filed by Sempra Energy doing business as Sempra, San Diego Gas & Electric Company and Southern California Gas Company. Information contained herein relating to any one of these individual reporting entities is filed by such entity on its own behalf. Each entity makes statements herein only as to itself and its consolidated entities and makes no statement whatsoever as to any other entity.
You should read this report in its entirety as it pertains to each respective reporting entity. No one section of the report deals with all aspects of the subject matter. A separate Part I – Item 1 is provided for each reporting entity, except for the Notes to Condensed Consolidated Financial Statements. The Notes to Condensed Consolidated Financial Statements for all of the reporting entities are combined. All Items other than Part I – Item 1 are combined for the three reporting entities.
None of the website references in this report are active hyperlinks, and the information contained on, or that can be accessed through, any such website is not, and shall not be deemed to be, part of this report.

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASR	accelerated share repurchase
ASU	Accounting Standards Update
Bcf	billion cubic feet
Bechtel	Bechtel Oil, Gas and Chemicals, Inc.
Blade	Blade Energy Partners
bps	basis points
CalGEM	California Geologic Energy Management Division
Cameron LNG JV	Cameron LNG Holdings, LLC
CCM	cost of capital adjustment mechanism
CENACE	Centro Nacional de Control de Energía (Mexico’s National Center for Energy Control)
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EPC	engineering, procurement and construction
EPS	earnings (losses) per common share
ESJ	Energía Sierra Juárez, S. de R.L. de C.V.
ETR	effective income tax rate
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FTA	Free Trade Agreement
Gazprom	Gazprom Marketing & Trading México S. de R.L. de C.V.
GRC	General Rate Case
HOA	Heads of Agreement
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IMG	Infraestructura Marina del Golfo
IOU	investor-owned utility
ISO	Independent System Operator
JV	joint venture
KKR	KKR Pinnacle Investor L.P. (as successor-in-interest to KKR Pinnacle Aggregator L.P.), an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LA Superior Court	Los Angeles County Superior Court

GLOSSARY (CONTINUED)

Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mexican Stock Exchange	Bolsa Mexicana de Valores, S.A.B. de C.V., or BMV
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
OSC	Order to Show Cause
PG&E	Pacific Gas and Electric Company
PP&E	property, plant and equipment
PPA	power purchase agreement
PUCT	Public Utility Commission of Texas
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
REC	renewable energy certificate
ROE	return on equity
ROU	right-of-use
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
Saavi Energía	Saavi Energía S. de R.L. de C.V.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
Sempra	Sempra Energy doing business as Sempra, together with its consolidated entities unless otherwise stated or indicated by the context
Sempra California	San Diego Gas & Electric Company and Southern California Gas Company, collectively
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	6% mandatory convertible preferred stock, series A
series B preferred stock	6.75% mandatory convertible preferred stock, series B
series C preferred stock	4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
Shell Mexico	Shell México Gas Natural, S. de R.L. de C.V.
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SONGS	San Onofre Nuclear Generating Station
Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG	TAG Norte Holding, S. de R.L. de C.V.
TdM	Termoeléctrica de Mexicali

GLOSSARY (CONTINUED)

Technip Energies	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V.
U.S. GAAP	generally accepted accounting principles in the United States of America
VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

References in this report to “we,” “our,” “us,” “our company” and “Sempra” are to Sempra and its consolidated entities, collectively, unless otherwise stated or indicated by the context. We sometimes refer to SDG&E and SoCalGas collectively as Sempra California, which does not include the utilities in our Sempra Texas Utilities or Sempra Infrastructure segments. All references in this report to our reportable segments are not intended to refer to any legal entity with the same or similar name.
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
Factors, among others, that could cause actual results and events to differ materially from those described in any forward-looking statements include risks and uncertainties relating to:
▪California wildfires, including the risks that we may be found liable for damages regardless of fault and that we may not be able to recover all or a substantial portion of costs from insurance, the Wildfire Fund, in rates from customers or a combination thereof
▪decisions, investigations, regulations, issuances or revocations of permits and other authorizations, renewals of franchises, and other actions by (i) the CPUC, CRE, DOE, FERC, PUCT, and other regulatory and governmental bodies and (ii) states, counties, cities and other jurisdictions in the U.S., Mexico and other countries in which we do business
▪the success of business development efforts, construction projects and acquisitions and divestitures, including risks in (i) the ability to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) the ability to realize anticipated benefits from any of these efforts if completed, and (iv) obtaining the consent or approval of partners or other third parties, including governmental entities and regulatory bodies
▪the resolution of civil and criminal litigation, regulatory inquiries, investigations and proceedings, arbitrations, and property disputes, including those related to the Leak
▪changes to laws, including changes to certain of Mexico’s laws and rules that impact energy supplier permitting, energy contract rates, the electricity industry generally and the ability to import, export, transport and store hydrocarbons
▪cybersecurity threats, including by state and state-sponsored actors, to the energy grid, storage and pipeline infrastructure, information and systems used to operate our businesses, and confidentiality of our proprietary information and personal information of our customers and employees, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business, all of which have become more pronounced due to recent geopolitical events and other uncertainties, such as the war in Ukraine
▪failure of foreign governments and state-owned entities to honor their contracts and commitments
▪actions by credit rating agencies to downgrade our credit ratings or to place those ratings on negative outlook and our ability to borrow on favorable terms and meet our debt service obligations
▪the impact of energy and climate policies, legislation, rulemaking and disclosures, as well as related goals set and actions taken by companies in our industry, including actions to reduce or eliminate reliance on natural gas generally and any deterioration of or increased uncertainty in the political or regulatory environment for California natural gas distribution companies and the risk of nonrecovery for stranded assets
▪the pace of the development and adoption of new technologies in the energy sector, including those designed to support governmental and private party energy and climate goals, and our ability to timely and economically incorporate them into our business
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, acts of terrorism, information system outages or other events that disrupt our operations, damage our facilities and systems, cause the release of harmful materials, cause fires or subject us to liability for property damage or personal injuries, fines and penalties, some of which may not be covered by insurance, may be disputed by insurers or may otherwise not be recoverable through regulatory mechanisms or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power and natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid or limitations on the withdrawal of natural gas from storage facilities
▪the impact of the COVID-19 pandemic, including potential vaccination mandates, on capital projects, regulatory approvals and the execution of our operations

▪the impact at SDG&E on competitive customer rates and reliability due to the growth in distributed and local power generation, including from departing retail load resulting from customers transferring to Community Choice Aggregation and Direct Access, and the risk of nonrecovery for stranded assets and contractual obligations
▪Oncor’s ability to eliminate or reduce its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪volatility in foreign currency exchange, inflation and interest rates and commodity prices, including inflationary pressures in the U.S., and our ability to effectively hedge these risks and with respect to inflation and interest rates, the impact on SDG&E’s and SoCalGas’ cost of capital and the affordability of customer rates
▪changes in tax and trade policies, laws and regulations, including tariffs, revisions to international trade agreements and sanctions, such as those that have been imposed and that may be imposed in the future in connection with the war in Ukraine, which may increase our costs, reduce our competitiveness, impact our ability to do business with certain current or potential counterparties, or impair our ability to resolve trade disputes
▪other uncertainties, some of which may be difficult to predict and are beyond our control
We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2022	2021
	(unaudited)
REVENUES
Utilities:
Natural gas	$2,320	$1,777
Electric	1,117	1,068
Energy-related businesses	383	414
Total revenues	3,820	3,259

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(802)	(349)
Cost of electric fuel and purchased power	(205)	(232)
Energy-related businesses cost of sales	(135)	(109)
Operation and maintenance	(1,086)	(1,001)
Aliso Canyon litigation and regulatory matters	(92)	—
Depreciation and amortization	(493)	(442)
Franchise fees and other taxes	(162)	(153)
Other income, net	38	35
Interest income	25	19
Interest expense	(243)	(259)
Income before income taxes and equity earnings	665	768
Income tax expense	(334)	(158)
Equity earnings	326	318
Net income	657	928
Earnings attributable to noncontrolling interests	(34)	(33)
Preferred dividends	(11)	(21)
Earnings attributable to common shares	$612	$874

Basic EPS:
Earnings	$1.93	$2.91
Weighted-average common shares outstanding	316,353	300,905

Diluted EPS:
Earnings	$1.93	$2.87
Weighted-average common shares outstanding	317,434	308,458
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended March 31, 2022 and 2021
2022:
Net income	$957	$(334)	$623	$34	$657
Other comprehensive income (loss):
Foreign currency translation adjustments	3	—	3	1	4
Financial instruments	102	(24)	78	20	98
Pension and other postretirement benefits	9	(1)	8	—	8
Total other comprehensive income	114	(25)	89	21	110
Comprehensive income	$1,071	$(359)	$712	$55	$767
2021:
Net income	$1,053	$(158)	$895	$33	$928
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	—	(5)	(1)	(6)
Financial instruments	121	(29)	92	15	107
Pension and other postretirement benefits	17	(3)	14	—	14
Total other comprehensive income	133	(32)	101	14	115
Comprehensive income	$1,186	$(190)	$996	$47	$1,043
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2022	2021(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,519	$559
Restricted cash	14	19
Accounts receivable – trade, net	1,857	2,071
Accounts receivable – other, net	338	398
Due from unconsolidated affiliates	671	23
Income taxes receivable	139	79
Inventories	352	389
Prepaid expenses	239	260
Regulatory assets	127	271
Greenhouse gas allowances	98	97
Other current assets	147	209
Total current assets	6,501	4,375

Other assets:
Restricted cash	3	3
Due from unconsolidated affiliates	—	637
Regulatory assets	2,349	2,011
Insurance receivable for Aliso Canyon costs	360	360
Greenhouse gas allowances	539	422
Nuclear decommissioning trusts	946	1,012
Dedicated assets in support of certain benefit plans	532	567
Deferred income taxes	148	151
Right-of-use assets – operating leases	595	594
Investment in Oncor Holdings	13,116	12,947
Other investments	1,674	1,525
Goodwill	1,602	1,602
Other intangible assets	363	370
Wildfire fund	324	331
Other long-term assets	1,268	1,244
Total other assets	23,819	23,776

Property, plant and equipment:
Property, plant and equipment	59,995	58,940
Less accumulated depreciation and amortization	(15,393)	(15,046)
Property, plant and equipment, net	44,602	43,894
Total assets	$74,922	$72,045
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2022	2021(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,181	$3,471
Accounts payable – trade	1,375	1,671
Accounts payable – other	171	178
Dividends and interest payable	591	563
Accrued compensation and benefits	312	479
Regulatory liabilities	704	359
Current portion of long-term debt and finance leases	298	106
Reserve for Aliso Canyon costs	2,052	1,980
Greenhouse gas obligations	98	97
Other current liabilities	1,218	1,131
Total current liabilities	9,000	10,035

Long-term debt and finance leases	24,416	21,068

Deferred credits and other liabilities:
Due to unconsolidated affiliates	309	287
Regulatory liabilities	3,360	3,402
Greenhouse gas obligations	290	225
Pension and other postretirement benefit plan obligations, net of plan assets	704	687
Deferred income taxes	3,948	3,477
Asset retirement obligations	3,417	3,375
Deferred credits and other	1,918	2,070
Total deferred credits and other liabilities	13,946	13,523

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized):
Preferred stock, series C (0.9 million shares outstanding)	889	889
Common stock (750 million shares authorized; 316 million and 317 million shares outstanding at March 31, 2022 and December 31, 2021, respectively; no par value)	11,656	11,862
Retained earnings	13,798	13,548
Accumulated other comprehensive income (loss)	(229)	(318)
Total Sempra Energy shareholders’ equity	26,114	25,981
Preferred stock of subsidiary	20	20
Other noncontrolling interests	1,426	1,418
Total equity	27,560	27,419
Total liabilities and equity	$74,922	$72,045
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$657	$928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	493	442
Deferred income taxes and investment tax credits	347	97
Equity earnings	(326)	(318)
Foreign currency transaction losses, net	19	19
Share-based compensation expense	17	17
Fixed-price contracts and other derivatives	105	130
Other	50	59
Net change in working capital components	326	84
Insurance receivable for Aliso Canyon costs	—	31
Distributions from investments	204	208
Changes in other noncurrent assets and liabilities, net	(285)	(195)
Net cash provided by operating activities	1,607	1,502

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,204)	(1,181)
Expenditures for investments and acquisitions	(85)	(115)
Purchases of nuclear decommissioning trust assets	(242)	(288)
Proceeds from sales of nuclear decommissioning trust assets	242	288
Advances to unconsolidated affiliates	—	(8)
Distributions from investments	—	4
Other	(1)	(1)
Net cash used in investing activities	(1,290)	(1,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(349)	(301)
Preferred dividends paid	—	(36)
Issuances of common stock	3	—
Repurchases of common stock	(226)	(37)
Issuances of debt (maturities greater than 90 days)	4,023	102
Payments on debt (maturities greater than 90 days) and finance leases	(1,048)	(1,093)
(Decrease) increase in short-term debt, net	(720)	932
Advances from unconsolidated affiliates	18	20
Proceeds from sales of noncontrolling interests	13	7
Distributions to noncontrolling interests	(53)	—
Contributions from noncontrolling interests	6	—
Other	(29)	(1)
Net cash provided by (used in) financing activities	1,638	(407)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)

Increase (decrease) in cash, cash equivalents and restricted cash	1,955	(207)
Cash, cash equivalents and restricted cash, January 1	581	985
Cash, cash equivalents and restricted cash, March 31	$2,536	$778
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2022	2021
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$233	$225
Income tax payments, net of refunds	80	30

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$468	$499
Increase in finance lease obligations for investment in PP&E	13	15
Increase in ARO for investment in PP&E, net	23	8
Common dividends declared but not paid	362	333
Conversion of mandatory convertible preferred stock	—	1,693
Preferred dividends declared but not paid	11	32
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended March 31, 2022
Balance at December 31, 2021	$889	$11,862	$13,548	$(318)	$25,981	$1,438	$27,419

Net income			623		623	34	657
Other comprehensive income				89	89	21	110

Share-based compensation expense		17			17		17
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($1.15/share)			(362)		(362)		(362)
Issuances of common stock		3			3		3
Repurchases of common stock		(226)			(226)		(226)
Noncontrolling interest activities:
Contributions						6	6
Distributions						(53)	(53)
Balance at March 31, 2022	$889	$11,656	$13,798	$(229)	$26,114	$1,446	$27,560

	Three months ended March 31, 2021
Balance at December 31, 2020	$3,147	$7,053	$13,673	$(500)	$23,373	$1,561	$24,934

Net income			895		895	33	928
Other comprehensive income				101	101	14	115

Share-based compensation expense		17			17		17
Dividends declared:
Series B preferred stock ($1.69/share)			(10)		(10)		(10)
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($1.10/share)			(333)		(333)		(333)
Conversion of series A preferred stock	(1,693)	1,693			—		—
Repurchases of common stock		(37)			(37)		(37)
Noncontrolling interest activities:
Sale		4			4	1	5
Balance at March 31, 2021	$1,454	$8,730	$14,214	$(399)	$23,999	$1,609	$25,608
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2022	2021
	(unaudited)
Operating revenues
Electric	$1,120	$1,069
Natural gas	325	268
Total operating revenues	1,445	1,337
Operating expenses
Cost of electric fuel and purchased power	221	241
Cost of natural gas	126	82
Operation and maintenance	397	390
Depreciation and amortization	239	213
Franchise fees and other taxes	92	88
Total operating expenses	1,075	1,014
Operating income	370	323
Other income, net	34	35
Interest income	—	1
Interest expense	(106)	(102)
Income before income taxes	298	257
Income tax expense	(64)	(45)
Net income/Earnings attributable to common shares	$234	$212
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2022 and 2021
2022:
Net income/Comprehensive income	$298	$(64)	$234
2021:
Net income/Comprehensive income	$257	$(45)	$212
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2022	2021(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$528	$25
Accounts receivable – trade, net	742	715
Accounts receivable – other, net	63	78
Due from unconsolidated affiliates	1	—
Income taxes receivable, net	—	9
Inventories	123	123
Prepaid expenses	164	174
Regulatory assets	116	231
Greenhouse gas allowances	13	13
Other current assets	70	63
Total current assets	1,820	1,431

Other assets:
Regulatory assets	903	786
Greenhouse gas allowances	121	111
Nuclear decommissioning trusts	946	1,012
Right-of-use assets – operating leases	206	185
Wildfire fund	324	331
Other long-term assets	149	154
Total other assets	2,649	2,579

Property, plant and equipment:
Property, plant and equipment	26,921	26,456
Less accumulated depreciation and amortization	(6,555)	(6,408)
Property, plant and equipment, net	20,366	20,048
Total assets	$24,835	$24,058
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2022	2021(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$776
Accounts payable	521	588
Due to unconsolidated affiliates	105	97
Interest payable	75	50
Accrued compensation and benefits	78	148
Regulatory liabilities	135	14
Current portion of long-term debt and finance leases	33	49
Customer deposits	28	30
Greenhouse gas obligations	13	13
Asset retirement obligations	88	86
Other current liabilities	371	260
Total current liabilities	1,447	2,111

Long-term debt and finance leases	8,763	7,581

Deferred credits and other liabilities:
Regulatory liabilities	2,273	2,302
Greenhouse gas obligations	43	31
Pension obligation, net of plan assets	30	25
Deferred income taxes	2,305	2,275
Asset retirement obligations	799	804
Deferred credits and other	692	680
Total deferred credits and other liabilities	6,142	6,117

Commitments and contingencies (Note 11)

Shareholder's equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660
Retained earnings	6,833	6,599
Accumulated other comprehensive income (loss)	(10)	(10)
Total shareholder’s equity	8,483	8,249
Total liabilities and shareholder's equity	$24,835	$24,058
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$234	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239	213
Deferred income taxes and investment tax credits	4	27
Other	11	1
Net change in working capital components	272	16
Changes in noncurrent assets and liabilities, net	(90)	(73)
Net cash provided by operating activities	670	396

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(552)	(555)
Purchases of nuclear decommissioning trust assets	(242)	(288)
Proceeds from sales of nuclear decommissioning trust assets	242	288
Net cash used in investing activities	(552)	(555)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	1,195	—
Payments on debt (maturities greater than 90 days) and finance leases	(400)	(224)
(Decrease) increase in short-term debt, net	(401)	130
Debt issuance costs	(9)	—
Net cash provided by (used in) financing activities	385	(94)

Increase (decrease) in cash and cash equivalents	503	(253)
Cash and cash equivalents, January 1	25	262
Cash and cash equivalents, March 31	$528	$9

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$81	$75

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$164	$146
Increase in finance lease obligations for investment in PP&E	5	6
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
	(unaudited)
	Three months ended March 31, 2022
Balance at December 31, 2021	$1,660	$6,599	$(10)	$8,249

Net income		234		234

Balance at March 31, 2022	$1,660	$6,833	$(10)	$8,483

	Three months ended March 31, 2021
Balance at December 31, 2020	$1,660	$6,080	$(10)	$7,730

Net income		212		212

Balance at March 31, 2021	$1,660	$6,292	$(10)	$7,942
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2022	2021
	(unaudited)

Operating revenues	$1,993	$1,508
Operating expenses
Cost of natural gas	677	273
Operation and maintenance	551	503
Aliso Canyon litigation and regulatory matters	92	—
Depreciation and amortization	187	173
Franchise fees and other taxes	62	58
Total operating expenses	1,569	1,007
Operating income	424	501
Other income, net	34	39
Interest expense	(40)	(39)
Income before income taxes	418	501
Income tax expense	(84)	(94)
Net income/Earnings attributable to common shares	$334	$407
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2022 and 2021
2022:
Net income	$418	$(84)	$334
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$419	$(84)	$335
2021:
Net income/Comprehensive income	$501	$(94)	$407
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2022	2021(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$613	$37
Accounts receivable – trade, net	870	1,084
Accounts receivable – other, net	58	58
Due from unconsolidated affiliates	44	49
Income taxes receivable, net	23	23
Inventories	149	172
Regulatory assets	11	40
Greenhouse gas allowances	76	75
Other current assets	42	61
Total current assets	1,886	1,599

Other assets:
Regulatory assets	1,369	1,148
Insurance receivable for Aliso Canyon costs	360	360
Greenhouse gas allowances	392	290
Right-of-use assets – operating leases	52	57
Other long-term assets	612	627
Total other assets	2,785	2,482

Property, plant and equipment:
Property, plant and equipment	23,531	23,104
Less accumulated depreciation and amortization	(6,997)	(6,861)
Property, plant and equipment, net	16,534	16,243
Total assets	$21,205	$20,324
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2022	2021(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$385
Accounts payable – trade	551	775
Accounts payable – other	126	142
Due to unconsolidated affiliates	45	36
Accrued compensation and benefits	144	202
Regulatory liabilities	569	345
Current portion of long-term debt and finance leases	12	11
Customer deposits	13	13
Reserve for Aliso Canyon costs	2,052	1,980
Greenhouse gas obligations	76	75
Asset retirement obligations	77	77
Other current liabilities	266	271
Total current liabilities	3,931	4,312

Long-term debt and finance leases	5,468	4,773

Deferred credits and other liabilities:
Regulatory liabilities	1,087	1,100
Greenhouse gas obligations	221	174
Pension obligation, net of plan assets	567	551
Deferred income taxes	1,175	1,039
Asset retirement obligations	2,552	2,505
Deferred credits and other	427	428
Total deferred credits and other liabilities	6,029	5,797

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	1,666	1,666
Retained earnings	4,119	3,785
Accumulated other comprehensive income (loss)	(30)	(31)
Total shareholders’ equity	5,777	5,442
Total liabilities and shareholders’ equity	$21,205	$20,324
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$334	$407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	173
Deferred income taxes and investment tax credits	84	(14)
Other	24	27
Net change in working capital components	323	299
Insurance receivable for Aliso Canyon costs	—	31
Changes in other noncurrent assets and liabilities, net	(211)	(124)
Net cash provided by operating activities	741	799

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(468)	(459)
Net cash used in investing activities	(468)	(459)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	—	(25)
Issuances of debt (maturities greater than 90 days)	697	—
Payments on finance leases	(3)	(3)
Decrease in short-term debt, net	(385)	(113)
Debt issuance costs	(6)	—
Net cash provided by (used in) financing activities	303	(141)

Increase in cash and cash equivalents	576	199
Cash and cash equivalents, January 1	37	4
Cash and cash equivalents, March 31	$613	$203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$43	$44

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$185	$150
Increase (decrease) in ARO for investment in PP&E	22	(9)
Increase in finance lease obligations for investment in PP&E	8	9
Common dividends declared but not paid	—	25
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended March 31, 2022
Balance at December 31, 2021	$22	$1,666	$3,785	$(31)	$5,442

Net income			334		334
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at March 31, 2022	$22	$1,666	$4,119	$(30)	$5,777

	Three months ended March 31, 2021
Balance at December 31, 2020	$22	$866	$4,287	$(31)	$5,144

Net income			407		407

Dividends declared:
Preferred stock ($0.38/share)			—		—
Common stock ($0.55/share)			(50)		(50)
Balance at March 31, 2021	$22	$866	$4,644	$(31)	$5,501
See Notes to Condensed Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL INFORMATION AND OTHER FINANCIAL DATA
PRINCIPLES OF CONSOLIDATION
Sempra
Sempra’s Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based holding company doing business as Sempra, and its consolidated entities. In the fourth quarter of 2021, we formed Sempra Infrastructure, which resulted in a change to our reportable segments. Historical segment disclosures have been restated to conform with the current presentation of our four separate reportable segments, which we discuss in Note 12. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
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
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after March 31, 2022 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.
All December 31, 2021 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2021 Consolidated Financial Statements in the Annual Report. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the interim period reporting provisions of U.S. GAAP and the SEC.
We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report and the impact of the adoption of new accounting standards on those policies in Note 2 below. We follow the same accounting policies for interim period reporting purposes.
The information contained in this report should be read in conjunction with the Annual Report.
Regulated Operations
SDG&E, SoCalGas and Sempra Infrastructure’s natural gas distribution utility, Ecogas, prepare their financial statements in accordance with the provisions of U.S. GAAP governing rate-regulated operations. We discuss revenue recognition and the effects of regulation at our utilities in Notes 3 and 4 below and in Notes 1, 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.
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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$2,519	$559
Restricted cash, current	14	19
Restricted cash, noncurrent	3	3
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$2,536	$581

CREDIT LOSSES
We are exposed to credit losses from financial assets measured at amortized cost, including trade and other accounts receivable, amounts due from unconsolidated affiliates, our net investment in sales-type leases and a note receivable. We are also exposed to credit losses from off-balance sheet arrangements through Sempra’s guarantee related to Cameron LNG JV’s SDSRA, which we discuss in Note 6.
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
In 2021, SDG&E and SoCalGas applied, on behalf of their customers, for financial assistance from the California Department of Community Services and Development under the California Arrearage Payment Program, which provided funds of $63 million and $79 million for SDG&E and SoCalGas, respectively. In the first quarter of 2022, SDG&E and SoCalGas received and applied the amounts directly to eligible customer accounts to reduce past due balances.
We provide below allowances and changes in allowances for credit losses for trade receivables and other receivables. SDG&E and SoCalGas record changes in the allowances for credit losses related to Accounts Receivable – Trade in regulatory accounts.

RECEIVABLES – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2022	2021
Sempra:
Allowances for credit losses at January 1	$136	$138
Provisions for expected credit losses	48	43
Write-offs	(19)	(5)
Allowances for credit losses at March 31	$165	$176
SDG&E:
Allowances for credit losses at January 1	$66	$69
Provisions for expected credit losses	21	15
Write-offs	(9)	(3)
Allowances for credit losses at March 31	$78	$81
SoCalGas:
Allowances for credit losses at January 1	$69	$68
Provisions for expected credit losses	26	28
Write-offs	(10)	(2)
Allowances for credit losses at March 31	$85	$94

Allowances for credit losses related to accounts receivable are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	March 31,	December 31,
	2022	2021
Sempra:
Accounts receivable – trade, net	$125	$94
Accounts receivable – other, net	38	39
Other long-term assets	2	3
Total allowances for credit losses	$165	$136
SDG&E:
Accounts receivable – trade, net	$55	$42
Accounts receivable – other, net	22	22
Other long-term assets	1	2
Total allowances for credit losses	$78	$66
SoCalGas:
Accounts receivable – trade, net	$68	$51
Accounts receivable – other, net	16	17
Other long-term assets	1	1
Total allowances for credit losses	$85	$69
As we discuss below in “Transactions with Affiliates,” we have loans due from unconsolidated affiliates with varying tenors, interest rates and currencies. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on amounts due from unconsolidated affiliates, if necessary, based on credit quality indicators such as external credit ratings, published default rate studies, the maturity date of the instrument and past delinquencies. However, we do not record allowances for expected credit losses related to accrued interest receivable on loans due from unconsolidated affiliates because we write off such amounts, if any, through a reversal of interest income in the period we determine such amounts are uncollectible. In the absence of external credit ratings, we may utilize an internally developed credit rating based on our analysis of a counterparty’s financial statements to determine our expected credit losses. At December 31, 2021, $1 million of expected credit losses is included in noncurrent Due From Unconsolidated Affiliates on Sempra’s Condensed Consolidated Balance Sheet.
As we discuss below in “Note Receivable,” we have an interest-bearing promissory note due from KKR. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on this note receivable, including compounded interest and unamortized transaction costs, based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At March 31, 2022 and December 31, 2021, $7 million and $8 million, respectively, of expected credit losses are included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheets.
As we discuss below in Note 6, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on this off-balance sheet arrangement based on external credit ratings, published default rate studies and the maturity date of the arrangement. At March 31, 2022 and December 31, 2021, $6 million and $7 million, respectively, of expected credit losses are included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheets.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Natural gas	$129	$164	$—	$—	$87	$114
LNG	22	27	—	—	—	—
Materials and supplies	201	198	123	123	62	58
Total	$352	$389	$123	$123	$149	$172

NOTE RECEIVABLE
In October 2021, Sempra loaned $300 million to KKR in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR. At March 31, 2022 and December 31, 2021, Other Long-Term Assets includes $304 million and $297 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, and at December 31, 2021, Other Current Assets includes $3 million of interest receivable on Sempra’s Condensed Consolidated Balance Sheets.

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

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2022	2021
Sempra	$57	$59
SDG&E	28	30
SoCalGas	18	16

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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at March 31, 2022 and December 31, 2021. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,212 million and $1,217 million at March 31, 2022 and December 31, 2021, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Sempra Texas Utilities
Our 100% interest in Oncor Holdings is a VIE that owns an 80.25% interest in Oncor. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $13,116 million at March 31, 2022 and $12,947 million at December 31, 2021.
Sempra Infrastructure
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $623 million at March 31, 2022 and $514 million at December 31, 2021. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 6.

CFIN
As we discuss in Note 6, in July 2020, Sempra entered into a Support Agreement for the benefit of CFIN, which is a VIE. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of CFIN, including modification, prepayment, and refinance decisions related to the financing arrangement with external lenders and Cameron LNG JV’s four project owners as well as the ability to determine and enforce remedies in the event of default. The conditional obligations of the Support Agreement represent a variable interest that we measure at fair value on a recurring basis (see Note 9). Sempra’s maximum exposure to loss under the terms of the Support Agreement is $979 million.
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the development activities related to the construction of the liquefaction facility, which we consider to be the most significant activities of ECA LNG Phase 1 during the construction phase of its natural gas liquefaction export project. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $728 million and $632 million of assets at March 31, 2022 and December 31, 2021, respectively, consisting primarily of PP&E, net, and Accounts Receivable – Other attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $528 million and $455 million of liabilities at March 31, 2022 and December 31, 2021, respectively, consisting primarily of long-term debt, short-term debt and accounts payable attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 7, Sempra and TotalEnergies SE have provided guarantees for the loan facility supporting construction of the liquefaction facility based on their respective proportionate ownership interest in ECA LNG Phase 1.

PENSION AND OTHER POSTRETIREMENT BENEFITS
Net Periodic Benefit Cost
The following three tables provide the components of net periodic benefit cost.

NET PERIODIC BENEFIT COST – SEMPRA
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2022	2021	2022	2021
Service cost	$41	$37	$7	$6
Interest cost	30	28	7	7
Expected return on assets	(46)	(43)	(16)	(15)
Amortization of:
Prior service cost (credit)	3	3	(1)	(1)
Actuarial loss (gain)	6	11	(4)	(2)
Settlement charges	—	7	—	—
Net periodic benefit cost (credit)	34	43	(7)	(5)
Regulatory adjustments	(27)	(29)	7	5
Total expense recognized	$7	$14	$—	$—

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2022	2021	2022	2021
Service cost	$10	$8	$2	$1
Interest cost	7	6	1	1
Expected return on assets	(11)	(12)	(2)	(2)
Amortization of:
Actuarial gain	—	—	(1)	—
Net periodic benefit cost	6	2	—	—
Regulatory adjustments	(5)	(2)	—	—
Total expense recognized	$1	$—	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2022	2021	2022	2021
Service cost	$28	$25	$5	$4
Interest cost	20	20	5	5
Expected return on assets	(31)	(28)	(13)	(12)
Amortization of:
Prior service cost (credit)	2	2	(1)	(1)
Actuarial loss (gain)	4	9	(3)	(1)
Net periodic benefit cost (credit)	23	28	(7)	(5)
Regulatory adjustments	(22)	(27)	7	5
Total expense recognized	$1	$1	$—	$—

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $532 million and $567 million at March 31, 2022 and December 31, 2021, respectively.

SEMPRA EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2022	2021
Numerator:
Earnings attributable to common shares for basic EPS	$612	$874
Add back dividends for dilutive mandatory convertible preferred stock(1)	—	10
Earnings attributable to common shares for diluted EPS	$612	$884

Denominator:
Weighted-average common shares outstanding for basic EPS(2)	316,353	300,905
Dilutive effect of stock options and RSUs(3)	1,081	887
Dilutive effect of mandatory convertible preferred stock	—	6,666
Weighted-average common shares outstanding for diluted EPS	317,434	308,458

EPS:
Basic	$1.93	$2.91
Diluted	$1.93	$2.87
(1)    In the three months ended March 31, 2021, due to the dilutive effect of mandatory convertible preferred stock, the numerator used to calculate diluted EPS includes an add-back of dividends declared on our mandatory convertible preferred stock.
(2)    Includes 407 and 460 fully vested RSUs held in our Deferred Compensation Plan for the three months ended March 31, 2022 and 2021, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(3)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months ended March 31, 2022 and 2021 excludes 337,239 and 428,875 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
In 2021, the potentially dilutive impact from mandatory convertible preferred stock was calculated under the if-converted method until the mandatory conversion date. After the mandatory conversion date, the converted shares are included in weighted-average common shares outstanding for basic EPS. We converted our series A preferred stock into common stock on January 15, 2021 and our series B preferred stock into common stock on July 15, 2021. We do not have mandatory convertible preferred stock outstanding as of March 31, 2022, and there were no antidilutive shares to exclude from the computation of diluted EPS in the three months ended March 31, 2021.
In January 2022, pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Committee of Sempra’s board of directors granted 219,898 nonqualified stock options, 338,080 performance-based RSUs and 150,286 service-based RSUs.
We discuss share-based compensation plans and related awards and the terms and conditions of Sempra’s equity securities further in Notes 10, 13 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended March 31, 2022 and 2021
Sempra:
Balance at December 31, 2021	$(79)	$(156)	$(83)	$(318)
OCI before reclassifications	3	74	6	83
Amounts reclassified from AOCI	—	4	2	6
Net OCI	3	78	8	89
Balance at March 31, 2022	$(76)	$(78)	$(75)	$(229)

Balance at December 31, 2020	$(64)	$(331)	$(105)	$(500)
OCI before reclassifications	(5)	73	7	75
Amounts reclassified from AOCI	—	19	7	26
Net OCI	(5)	92	14	101
Balance at March 31, 2021	$(69)	$(239)	$(91)	$(399)
SDG&E:
Balance at December 31, 2021 and March 31, 2022			$(10)	$(10)

Balance at December 31, 2020 and March 31, 2021			$(10)	$(10)
SoCalGas:
Balance at December 31, 2021		$(13)	$(18)	$(31)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at March 31, 2022		$(13)	$(17)	$(30)

Balance at December 31, 2020 and March 31, 2021		$(13)	$(18)	$(31)
(1)    All amounts are net of income tax, if subject to tax, and exclude NCI.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended March 31,
	2022	2021
Sempra:
Financial instruments:
Interest rate instruments	$(1)	$2	Interest Expense
Interest rate instruments	14	19	Equity Earnings(1)
Foreign exchange instruments	(1)	1	Revenues: Energy-Related Businesses
Foreign exchange instruments	(1)	1	Equity Earnings(1)
Interest rate and foreign exchange instruments	(6)	6	Other Income, Net
Total before income tax	5	29
	(1)	(8)	Income Tax Expense
Net of income tax	4	21
	—	(2)	Earnings Attributable to Noncontrolling Interests
	$4	$19
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$2	$2	Other Income, Net
Amortization of prior service cost	1	1	Other Income, Net
Settlement charges	—	7	Other Income, Net
Total before income tax	3	10
	(1)	(3)	Income Tax Expense
Net of income tax	$2	$7

Total reclassifications for the period, net of tax	$6	$26
SoCalGas:
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$1	$—	Other Income, Net

Total reclassifications for the period, net of tax	$1	$—
(1)    Equity earnings at our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

For the three months ended March 31, 2022 and 2021, reclassifications out of AOCI to net income were negligible for SDG&E.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Sempra Series A Preferred Stock
On January 15, 2021, we converted all 17,250,000 shares of series A preferred stock into 13,781,025 shares of our common stock based on a conversion rate of 0.7989 shares of our common stock for each issued and outstanding share of series A preferred stock. As a consequence, no shares of series A preferred stock were outstanding after January 15, 2021 and the 17,250,000 shares that were formerly series A preferred stock returned to the status of authorized and unissued shares of preferred stock.
Sempra Common Stock Repurchases
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

On April 6, 2022, we entered into an ASR program under which we prepaid $250 million to repurchase shares of our common stock in a share forward transaction. A total of 1,471,957 shares were purchased under this program at an average price of $169.84 per share. The total number of shares purchased was determined by dividing the $250 million purchase price by the arithmetic average of the volume-weighted average trading prices of shares of our common stock during the valuation period of April 7, 2022 through April 25, 2022, minus a fixed discount. The ASR program was completed on April 25, 2022.
Other Noncontrolling Interests
The following table provides information about NCI held by others in subsidiaries or entities consolidated by us and recorded in Other Noncontrolling Interests in Total Equity on Sempra’s Condensed Consolidated Balance Sheets.

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity held by noncontrolling interests
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Sempra Infrastructure:
SI Partners	20.0%	20.0%	$1,387	$1,384
SI Partners subsidiaries(1)	0.1 - 16.6	0.1 - 16.6	39	34
Total Sempra			$1,426	$1,418
(1)    SI Partners has subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.
Sempra Infrastructure
Pending Sale of NCI in SI Partners to ADIA. On December 21, 2021, Sempra entered into a purchase and sale agreement (the ADIA Purchase Agreement) with ADIA, and, solely for purposes of guaranteeing the obligations of ADIA, Infinity Investments S.A. and Azure Vista C 2020 S.à.r.l., each a wholly owned affiliate of Abu Dhabi Investment Authority, pursuant to which ADIA will acquire from Sempra, for an aggregate purchase price of $1.8 billion, subject to certain adjustments described below, a 10% NCI in SI Partners. Following the closing of the transaction pursuant to the ADIA Purchase Agreement, Sempra, KKR and ADIA will directly or indirectly own 70%, 20%, and 10%, respectively, of the outstanding Class A Units of SI Partners, which excludes the non-voting Sole Risk Interests held only by Sempra. As further described below, after the closing of the transaction under the ADIA Purchase Agreement, ADIA will have certain rights similar to those of KKR but subject to additional limitations and adjustments to take into account ADIA’s relative ownership percentage.
At March 31, 2022, SI Partners indirectly owned 99.9% of the outstanding shares of IEnova. Under the terms of the ADIA Purchase Agreement, there will be a proportional purchase price adjustment at the closing (i) for any remaining shares of IEnova that are not owned by SI Partners at the closing and (ii) that generally takes into account cash distributions made to, or capital contributions made by, the partners of SI Partners, from and after the date of the ADIA Purchase Agreement to the closing.
In the first quarter of 2022, we made significant progress toward obtaining the regulatory approvals necessary to close the transaction pursuant to the ADIA Purchase Agreement. As a result of the anticipated closing, we recognized income tax expense of $120 million for a deferred income tax liability related to outside basis differences in our foreign subsidiaries that we had previously considered to be indefinitely reinvested.
The closing of the transaction pursuant to the ADIA Purchase Agreement is subject to receipt of certain regulatory approvals, including from the FERC and DOE; certain other third-party approvals; the absence of a material adverse effect on the assets, businesses, properties, liabilities, financial condition or results of operations of SI Partners taken as a whole, subject to certain exceptions; and other customary closing conditions. Any party may generally terminate the ADIA Purchase Agreement if the closing has not occurred on or before September 30, 2022, subject to an automatic extension through December 21, 2022 if necessary to receive required regulatory approvals. We expect the transaction will close in the second quarter of 2022.
At the closing, Sempra and KKR and ADIA (the Minority Partners) will enter into a second amended and restated agreement of limited partnership of SI Partners (the Amended LP Agreement), which will govern their respective rights and obligations in respect of their ownership of SI Partners. Under the Amended LP Agreement, ADIA will have the right at the closing to designate one manager to the SI Partners board of managers. Matters are decided generally by majority vote and the managers designated by Sempra and by KKR each, as a group, have voting power equivalent to the ownership percentage of their respective designating limited partner. The manager selected by ADIA also will have voting power equivalent to the ownership percentage of ADIA. Sempra expects to maintain control of SI Partners as its 70% owner on terms similar to those currently applicable at SI Partners. However, SI Partners and its controlled subsidiaries will be prohibited from taking certain limited actions without the prior written approval of the Minority Partners (subject to each Minority Partner maintaining certain ownership thresholds in SI Partners). The minority protections held by ADIA constitute a sub-set of the minority protections granted to KKR.
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
SI Partners Subsidiaries. Following the exchange offer completed in May 2021 and the cash tender offer completed in September 2021, IEnova’s shares were delisted from the Mexican Stock Exchange effective October 15, 2021. In connection with the delisting, we are maintaining a trust for the purpose of purchasing the 1,212,981 IEnova shares that remained publicly owned as of the completion of the cash tender offer for 78.97 Mexican pesos per share, the same price per share that was offered in our cash tender offer. The trust was to be in place through the earlier of April 14, 2022 or the date on which we acquire all the remaining publicly owned IEnova shares. On April 13, 2022, the term of the trust was amended so that it will remain in place until we terminate it, subject to any maximum term under applicable Mexican law. As of April 29, 2022, an aggregate of 828,988 of the remaining publicly owned IEnova shares had been acquired by such trust.
We discuss the exchange offer and the cash tender offer in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	March 31, 2022	December 31, 2021
Sempra:
Sempra Infrastructure – IMG – Note due March 15, 2023(1)	$626	$2
Various affiliates	45	21
Total due from unconsolidated affiliates – current	$671	$23

Sempra Infrastructure – IMG – Note due March 15, 2022, net of allowance for credit losses of $1 at December 31, 2021(1)	$—	$637
Total due from unconsolidated affiliates – noncurrent	$—	$637

Sempra Infrastructure(2):
TAG Pipelines Norte, S. de R.L. de C.V.:
5.5% Note due January 9, 2024	$(70)	$(69)
5.5% Note due January 14, 2025	(22)	(21)
5.5% Note due July 16, 2025	(20)	(20)
5.5% Note due January 14, 2026	(18)	—
TAG – 5.74% Note due December 17, 2029	(179)	(177)
Total due to unconsolidated affiliates – noncurrent	$(309)	$(287)
SDG&E:
Various affiliates	$1	$—
Total due from unconsolidated affiliates – current	$1	$—

Sempra	$(51)	$(40)
SoCalGas	(43)	(48)
Various affiliates	(11)	(9)
Total due to unconsolidated affiliates – current	$(105)	$(97)

Income taxes due (to) from Sempra(3)	$(41)	$19
SoCalGas:
SDG&E	$43	$48
Various affiliates	1	1
Total due from unconsolidated affiliates – current	$44	$49

Sempra	$(45)	$(36)
Total due to unconsolidated affiliates – current	$(45)	$(36)

Income taxes due from Sempra(3)	$6	$6
(1)    At December 31, 2021, represents a Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $691 U.S. dollar-equivalent at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps. On March 15, 2022, Sempra Infrastructure amended and restated the revolving line of credit to a U.S. dollar-denominated note in the amount of $625 at a variable interest rate based on the 1-month Secured Overnight Financing Rate plus 180 bps (2.22% at March 31, 2022) and extended the maturity date to March 15, 2023. At March 31, 2022 and December 31, 2021, $1 and $2 of accrued interest receivable, respectively, is included in Due from Unconsolidated Affiliates – Current.
(2)     U.S. dollar-denominated loans at fixed interest rates. Amounts include principal balances plus accumulated interest outstanding.
(3)    SDG&E and SoCalGas are included in the consolidated income tax return of Sempra, and their respective income tax expense is computed as an amount equal to that which would result from each company having always filed a separate return.

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended March 31,
	2022	2021
Sempra:
Revenues	$7	$8
Cost of sales	—	11
Interest income	10	15
Interest expense	4	4
SDG&E:
Revenues	$4	$2
Cost of sales	24	28
SoCalGas:
Revenues	$26	$25
Cost of sales(1)	—	3
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provided guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement, which remain outstanding. We discuss these guarantees in Note 6 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER INCOME, NET
Other income, net, consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended March 31,
	2022	2021
Sempra:
Allowance for equity funds used during construction	$35	$38
Investment (losses) gains, net(1)	(13)	9
Gains (losses) on interest rate and foreign exchange instruments, net	6	(30)
Foreign currency transaction losses, net(2)	(19)	(19)
Non-service component of net periodic benefit credit	41	29
Interest on regulatory balancing accounts, net	1	1
Sundry, net	(13)	7
Total	$38	$35
SDG&E:
Allowance for equity funds used during construction	$21	$23
Non-service component of net periodic benefit credit	11	9
Interest on regulatory balancing accounts, net	1	1
Sundry, net	1	2
Total	$34	$35
SoCalGas:
Allowance for equity funds used during construction	$13	$12
Non-service component of net periodic benefit credit	32	28
Sundry, net	(11)	(1)
Total	$34	$39
(1)    Represents net investment (losses) gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.
(2)    Includes losses of $11 and $23 in the three months ended March 31, 2022 and 2021, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to IMG, which are offset by corresponding amounts included in Equity Earnings on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2022	2021
Sempra:
Income tax expense	$334	$158

Income before income taxes and equity earnings	$665	$768
Equity earnings, before income tax(1)	143	135
Pretax income	$808	$903

Effective income tax rate	41%	18%
SDG&E:
Income tax expense	$64	$45
Income before income taxes	$298	$257
Effective income tax rate	21%	18%
SoCalGas:
Income tax expense	$84	$94
Income before income taxes	$418	$501
Effective income tax rate	20%	19%
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
As we discuss above in “Other Noncontrolling Interests,” we recognized income tax expense of $120 million for a deferred income tax liability related to outside basis differences in our foreign subsidiaries that we had previously considered to be indefinitely reinvested.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent accounting pronouncements that have had or may have a significant effect on our results of operations, financial condition, cash flows or disclosures.

ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”: ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. In addition to other changes, this standard amends ASC 470-20, “Debt with Conversion and Other Options,” by removing the accounting models for instruments with beneficial and cash conversion features. The standard also amends certain guidance in ASC 260, “Earnings Per Share,” for the computation of EPS for convertible instruments and contracts on an entity’s own equity. For public entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. An entity can use either a full or modified retrospective approach to adopt ASU 2020-06 and must disclose, in the period of adoption, EPS transition information about the effect of the change on affected per-share amounts. We adopted the standard on January 1, 2022 using a modified retrospective approach and the adoption did not materially impact our financial statements or per-share amounts.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended March 31, 2022
By major service line:
Utilities	$1,501	$1,912	$28	$(29)	$3,412
Energy-related businesses	—	—	292	(15)	277
Revenues from contracts with customers	$1,501	$1,912	$320	$(44)	$3,689

By market:
Gas	$330	$1,912	$229	$(26)	$2,445
Electric	1,171	—	91	(18)	1,244
Revenues from contracts with customers	$1,501	$1,912	$320	$(44)	$3,689

Revenues from contracts with customers	$1,501	$1,912	$320	$(44)	$3,689
Utilities regulatory revenues	(56)	81	—	—	25
Other revenues	—	—	104	2	106
Total revenues	$1,445	$1,993	$424	$(42)	$3,820

	Three months ended March 31, 2021
By major service line:
Utilities	$1,216	$1,657	$27	$(27)	$2,873
Energy-related businesses	—	—	269	(1)	268
Revenues from contracts with customers	$1,216	$1,657	$296	$(28)	$3,141

By market:
Gas	$273	$1,657	$212	$(24)	$2,118
Electric	943	—	84	(4)	1,023
Revenues from contracts with customers	$1,216	$1,657	$296	$(28)	$3,141

Revenues from contracts with customers	$1,216	$1,657	$296	$(28)	$3,141
Utilities regulatory revenues	121	(149)	—	—	(28)
Other revenues	—	—	153	(7)	146
Total revenues	$1,337	$1,508	$449	$(35)	$3,259

REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, at March 31, 2022, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations at March 31, 2022.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2022 (excluding first three months of 2022)	$277	$3
2023	367	4
2024	365	4
2025	362	4
2026	361	4
Thereafter	4,289	63
Total revenues to be recognized	$6,021	$82
(1)    Excludes intercompany transactions.
Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the three months ended March 31, 2022 or 2021.

CONTRACT LIABILITIES
(Dollars in millions)
	2022	2021
Sempra:
Contract liabilities at January 1	$(278)	$(207)
Revenue from performance obligations satisfied during reporting period	39	25
Contract liabilities at March 31(1)	$(239)	$(182)
SDG&E:
Contract liabilities at January 1	$(83)	$(87)
Revenue from performance obligations satisfied during reporting period	1	1
Contract liabilities at March 31(1)	$(82)	$(86)
(1)     Balances at March 31, 2022, include $78 and $4 in Other Current Liabilities and $161 and $78 in Deferred Credits and Other on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets, respectively.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	March 31, 2022	December 31, 2021
Sempra:
Accounts receivable – trade, net	$1,697	$1,886
Accounts receivable – other, net	12	19
Due from unconsolidated affiliates – current(1)	3	2
Other long-term assets(2)	42	70
Total	$1,754	$1,977
SDG&E:
Accounts receivable – trade, net	$742	$715
Accounts receivable – other, net	11	9
Due from unconsolidated affiliates – current(1)	3	2
Other long-term assets(2)	22	25
Total	$778	$751
SoCalGas:
Accounts receivable – trade, net	$870	$1,084
Accounts receivable – other, net	1	10
Other long-term assets(2)	20	45
Total	$891	$1,139
(1)     Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.
(2)     In connection with the COVID-19 pandemic and at the direction of the CPUC, SDG&E and SoCalGas enrolled residential and small business customers with past-due balances in long-term repayment plans.

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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	March 31, 2022	December 31, 2021

SDG&E:
Fixed-price contracts and other derivatives	$(57)	$(50)
Deferred income taxes recoverable in rates	151	125
Pension and other postretirement benefit plan obligations	(1)	(7)
Removal obligations	(2,229)	(2,251)
Environmental costs	61	62
Sunrise Powerlink fire mitigation	123	122
Regulatory balancing accounts(1)(2)
Commodity – electric	122	77
Gas transportation	29	49
Safety and reliability	73	67
Public purpose programs	(126)	(107)
Wildfire mitigation plan	215	178
Liability insurance premium	108	110
Other balancing accounts	36	207
Other regulatory assets, net(2)	106	119
Total SDG&E	(1,389)	(1,299)
SoCalGas:
Deferred income taxes recoverable in rates	95	44
Pension and other postretirement benefit plan obligations	64	51
Employee benefit costs	31	31
Removal obligations	(612)	(627)
Environmental costs	34	34
Regulatory balancing accounts(1)(2)
Commodity – gas, including transportation	(87)	(146)
Safety and reliability	378	339
Public purpose programs	(234)	(183)
Liability insurance premium	17	16
Other balancing accounts	(109)	42
Other regulatory assets, net(2)	147	142
Total SoCalGas	(276)	(257)
Sempra Infrastructure:
Deferred income taxes recoverable in rates	77	77
Total Sempra	$(1,588)	$(1,479)
(1)    At March 31, 2022 and December 31, 2021, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $426 and $358, respectively, and for SoCalGas was $532 and $410, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.
SEMPRA CALIFORNIA
CPUC Cost of Capital
A CPUC cost of capital proceeding determines a utility’s authorized capital structure and authorized return on rate base. The CCM applies in the interim years between required cost of capital applications and considers changes in the cost of capital based on changes in interest rates based on the applicable utility bond index published by Moody’s (the CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.000% at the end of the measurement period. The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. Alternatively, each of SDG&E and SoCalGas is permitted to file a cost of capital application in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole to have its cost of capital determined in lieu of the CCM.

Authorized Cost of Capital, Subject to the CCM
In December 2019, the CPUC approved the cost of capital (shown in the table below) for SDG&E and SoCalGas that became effective on January 1, 2020 and will remain in effect through December 31, 2022, subject to the CCM. SDG&E’s CCM benchmark rate is 4.498% based on Moody’s Baa- utility bond index, and SoCalGas’ CCM benchmark rate is 4.029% based on Moody’s A- utility bond index.

AUTHORIZED CPUC COST OF CAPITAL, SUBJECT TO THE CCM

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
45.25%	4.59%	2.08%	Long-Term Debt	45.60%	4.23%	1.93%
2.75	6.22	0.17	Preferred Equity	2.40	6.00	0.14
52.00	10.20	5.30	Common Equity	52.00	10.05	5.23
100.00%		7.55%		100.00%		7.30%
For the measurement period that ended September 30, 2021, the CCM would trigger for SDG&E, if the CPUC determines that the CCM should be implemented, because the average Moody’s Baa- utility bond index between October 1, 2020 and September 30, 2021 was 1.17% below SDG&E’s CCM benchmark rate of 4.498%. In August 2021, SDG&E filed an application with the CPUC to update its cost of capital effective January 1, 2022 through December 31, 2022 due to the ongoing effects of the COVID-19 pandemic rather than have the CCM apply. In December 2021, the CPUC established a proceeding to determine if SDG&E’s cost of capital was impacted by an extraordinary event such that the CCM should not apply. If the CPUC finds that there was not an extraordinary event, the CCM would be effective retroactive to January 1, 2022 and would automatically adjust SDG&E’s authorized ROE from 10.20% to 9.62% and adjust its authorized cost of debt to reflect the then current embedded cost and projected interest rate. If the CPUC finds that there was an extraordinary event, it will then determine whether to suspend the CCM for 2022 and preserve SDG&E’s current authorized cost of capital or hold a second phase of the proceeding to set a new cost of capital for 2022. SDG&E expects to receive a final decision in the second half of 2022. In December 2021, the CPUC granted SDG&E the establishment of memorandum accounts effective January 1, 2022 to track any differences in revenue requirement resulting from the interim cost of capital decision expected in 2022.
Proposed Cost of Capital
In April 2022, SDG&E and SoCalGas each filed applications with the CPUC to update their cost of capital (shown in the table below), which would become effective on January 1, 2023 and would remain in effect through December 31, 2025, subject to the CCM if it remains in place as proposed. SDG&E and SoCalGas expect to receive a final decision from the CPUC by the end of 2022.

PROPOSED CPUC COST OF CAPITAL

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
46.00%	3.87%	1.78%	Long-Term Debt	45.60%	3.89%	1.77%
—	—	—	Preferred Equity	0.40	6.00	0.02
54.00	10.55	5.70	Common Equity	54.00	10.75	5.81
100.00%		7.48%		100.00%		7.60%
SOCALGAS
OSCs – Energy Efficiency and Advocacy
In October 2019, the CPUC issued an OSC to determine whether SoCalGas should be sanctioned for violation of certain CPUC code sections and orders relating to energy efficiency (EE) codes and standards advocacy activities, undertaken by SoCalGas following a CPUC decision disallowing SoCalGas’ future engagement in advocacy around such EE codes and standards. In February 2022, the assigned Administrative Law Judge issued a Presiding Officer’s Decision (POD 1) that found that SoCalGas did undertake prohibited EE codes and standards advocacy activities using ratepayer funds. POD 1 imposes on SoCalGas a financial penalty of $10 million; customer refunds for certain ratepayer expenditures and shareholder incentives that SoCalGas estimates will be negligible; and a prohibition from recovering from ratepayers costs of proposed codes and standards activities until SoCalGas demonstrates policies, practices and procedures that adhere to the CPUC’s intent for codes and standards advocacy. POD 1 became the final decision of the CPUC in March 2022.
In December 2019, the CPUC issued a second OSC to determine whether SoCalGas is entitled to the EE program’s shareholder incentives for codes and standards advocacy in 2016 and 2017 (later expanded to include 2014 and 2015), whether its shareholders should bear the costs of those advocacy activities, and to address whether any other remedies are appropriate. In April 2021, the assigned Administrative Law Judge issued a Presiding Officer’s Decision (POD 2) on this second OSC. POD 2 finds no violations and assesses no fines or penalties but finds that SoCalGas spent ratepayer funds on activities that were not aligned with the CPUC’s intent for EE codes and standards advocacy, and orders customer refunds that SoCalGas estimates will be negligible. Additionally, POD 2 precludes SoCalGas from seeking cost recovery associated with EE codes and standards advocacy programs until lifted by the CPUC, and orders certain nonfinancial remedies. POD 2 was appealed by intervenors and in February 2022, a CPUC commissioner issued an alternative decision finding that there were violations of certain legal principles and imposing a financial penalty of $150,000. The alternative decision was adopted by the CPUC as the final decision in April 2022.

NOTE 5. ACQUISITIONS AND DIVESTITURES
ACQUISITION
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
In the three months ended March 31, 2022 and 2021, Sempra contributed $85 million and $50 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $85 million and $77 million, respectively, to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended March 31,
	2022	2021
Operating revenues	$1,249	$1,139
Operating expenses	(897)	(829)
Income from operations	352	310
Interest expense	(108)	(102)
Income tax expense	(42)	(36)
Net income	191	165
Noncontrolling interest held by Texas Transmission Investment LLC	(38)	(33)
Earnings attributable to Sempra(1)	153	132
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing arrangement and changes in basis differences in AOCI within the carrying value of our equity method investment.
SEMPRA INFRASTRUCTURE
Cameron LNG JV
In the three months ended March 31, 2022 and 2021, Cameron LNG JV distributed to Sempra Infrastructure $119 million and $131 million, respectively.
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $21 million at March 31, 2022, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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
In exchange for this guarantee, the external lenders will pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure will recognize as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 9). At March 31, 2022, the fair value of the Support Agreement was $12 million, of which $7 million is included in Other Current Assets and $5 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
ESJ
As we discuss in Note 5, in March 2021, Sempra Infrastructure completed the acquisition of the remaining 50% equity interest in ESJ and ESJ became a wholly owned, consolidated subsidiary. Prior to the acquisition date, Sempra Infrastructure owned 50% of ESJ and accounted for its interest as an equity method investment. In the three months ended March 31, 2021, ESJ distributed a $4 million return of investment to IEnova.

NOTE 7. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At March 31, 2022, Sempra had an aggregate capacity of $9.5 billion under seven primary committed lines of credit, which provide liquidity and support commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		March 31, 2022
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Available unused credit
Sempra	May 2024	$3,185	$(1,504)	$—	$1,681
Sempra	May 2024	1,250	—	—	1,250
SDG&E	May 2024	1,500	—	—	1,500
SoCalGas	May 2024	750	—	—	750
SI Partners	November 2024	1,000	—	—	1,000
IEnova	September 2023	350	—	(265)	85
IEnova	February 2024	1,500	—	—	1,500
Total		$9,535	$(1,504)	$(265)	$7,766
Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At March 31, 2022, each entity was in compliance with this ratio under its respective credit facility.
SI Partners must maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in its credit facility) of no more than 5.25 to 1.00 as of the end of each quarter. At March 31, 2022, SI Partners was in compliance with this ratio.
Uncommitted Lines of Credit
In addition to our committed lines of credit, Sempra Infrastructure’s foreign operations in Mexico have uncommitted lines of credit with an aggregate capacity of $570 million at March 31, 2022, which are generally used for working capital requirements. We reflect amounts outstanding under these uncommitted lines of credit before reductions of any unamortized discounts.

FOREIGN UNCOMMITTED LINES OF CREDIT
(Dollars and U.S. dollar equivalent in millions)
			March 31, 2022
Borrower	Expiration date of facility	Borrowing denomination	Total facility	Amounts outstanding	Available unused credit
IEnova	September 2022	U.S. dollars	$250	$(250)	$—
ECA LNG Phase 1(1)	August 2023	U.S. dollars or Mexican pesos	200	(64)	136
IEnova(2)	October 2023	U.S. dollars	100	(100)	—
IEnova	October 2023	U.S. dollars or Mexican pesos	20	—	20
Total			$570	$(414)	$156
(1)    In March 2022, the facility was amended to increase the borrowing capacity from $100 to $200.
(2)    Advances are due in full within 180 days of the disbursement date, which may be extended in increments of 180 days provided that no advance may have a maturity date that falls more than three years after the date of disbursement.
Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At March 31, 2022, we had approximately $682 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT
(Dollars in millions)
		March 31, 2022
	Expiration date range	Uncommitted letters of credit outstanding
SDG&E	May 2022 to January 2023	$15
SoCalGas	June 2022 to March 2023	15
Sempra Infrastructure	April 2022 to October 2043	473
Parent and other	April 2022 to March 2023	179
Total		$682

Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	March 31, 2022	December 31, 2021
Sempra	1.14%	0.60%
SDG&E	—	0.65
SoCalGas	—	0.21
LONG-TERM DEBT
Sempra
In March 2022, we issued $750 million aggregate principal amount of 3.30% senior unsecured notes due in full upon maturity on April 1, 2025 and received proceeds of $745 million (net of debt discount, underwriting discounts and debt issuance costs of $5 million), and $500 million of 3.70% senior unsecured notes due in full upon maturity on April 1, 2029 and received proceeds of $494 million (net of debt discount, underwriting discounts and debt issuance costs of $6 million). Each series of the notes is redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. We used a portion of the net proceeds for general corporate purposes and intend to use the remaining net proceeds for repayment of commercial paper and other indebtedness.
SDG&E
In February 2022, SDG&E entered into a $400 million, two-year term loan with a maturity date of February 18, 2024. SDG&E may request up to three borrowings for an aggregate amount of $400 million through May 18, 2022. SDG&E borrowed $200 million in the three months ended March 31, 2022. The borrowings bear interest at benchmark rates plus 62.5 bps and are due in full upon maturity. The margin is based on SDG&E’s long-term senior unsecured credit rating. SDG&E used the net proceeds for repayment of commercial paper.
In March 2022, SDG&E issued $500 million aggregate principal amount of 3.00% first mortgage bonds due in full upon maturity on March 15, 2032 and received proceeds of $494 million (net of debt discount, underwriting discounts and debt issuance costs of $6 million), and $500 million aggregate principal amount of 3.70% first mortgage bonds due in full upon maturity on March 15, 2052 and received proceeds of $492 million (net of debt discount, underwriting discounts and debt issuance costs of $8 million). Each of the first mortgage bonds are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SDG&E used a portion of the net proceeds for repayment of commercial paper and its 364-day term loan and intends to use the remaining proceeds for capital expenditures and other general corporate purposes.
SoCalGas
In March 2022, SoCalGas issued $700 million aggregate principal amount of 2.95% senior unsecured notes due in full upon maturity on April 15, 2027 and received proceeds of $691 million (net of debt discount, underwriting discounts and debt issuance costs of $9 million). The notes are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SoCalGas used a portion of the net proceeds for repayment of commercial paper and intends to use the remaining proceeds for general corporate purposes, which may include payment of a portion of the costs relating to civil litigation pertaining to the Leak.
Sempra Infrastructure
SI Partners. In January 2022, SI Partners completed a private offering of $400 million in aggregate principal of 3.25% senior notes due in full upon maturity on January 15, 2032 to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the Securities Act), and non-U.S. persons outside the U.S. under Regulation S under the Securities Act. The notes were issued at 98.903% of the principal amount and require semi-annual interest payments in January and July, commencing July 15, 2022. The notes are senior unsecured obligations that rank equally with all of SI Partners’ existing and future outstanding unsecured senior indebtedness and are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. Sempra Infrastructure received proceeds of $390 million (net of debt discount, underwriting discounts and debt issuance costs of $10 million). Sempra Infrastructure used the net proceeds for general corporate purposes, including the repayment of certain indebtedness of its subsidiaries.

ECA LNG Phase 1. In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement with a syndicate of nine banks for an aggregate principal amount of up to $1.6 billion. Sempra and TotalEnergies SE have provided guarantees for repayment of the loans plus accrued and unpaid interest based on their proportionate ownership interest in ECA LNG Phase 1 of 83.4% and 16.6%, respectively. At March 31, 2022 and December 31, 2021, $392 million and $341 million, respectively, was outstanding under the loan agreement, with a weighted-average interest rate of 3.71% and 2.93%, respectively.

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
▪From time to time, our various businesses, including SDG&E and SoCalGas, may use other energy derivatives to hedge exposures such as greenhouse gas allowances.
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	March 31, 2022	December 31, 2021
Sempra:
Natural gas	MMBtu	162	184
Electricity	MWh	1	1
Congestion revenue rights	MWh	43	45
SDG&E:
Natural gas	MMBtu	5	7
Electricity	MWh	1	1
Congestion revenue rights	MWh	43	45
SoCalGas:
Natural gas	MMBtu	143	201
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
The following table presents the net notional amounts of our interest rate derivatives, excluding those in our equity method investments.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	March 31, 2022		December 31, 2021
	Notional debt	Maturities	Notional debt	Maturities
Sempra:
Cash flow hedges	$451	2022-2034	$462	2022-2034
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

The following table presents the net notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	March 31, 2022		December 31, 2021
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cross-currency swaps	$306	2022-2023	$306	2022-2023
Other foreign currency derivatives	87	2022-2023	106	2022-2023
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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2022
	Other current assets	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$—	$21	$(1)	$—
Foreign exchange instruments	—	—	(2)	—
Interest rate and foreign exchange instruments	—	—	(121)	—
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	174	38	(186)	(42)
Associated offsetting commodity contracts	(169)	(36)	169	36
Commodity contracts subject to rate recovery	39	45	(19)	—
Associated offsetting commodity contracts	(8)	—	8	—
Net amounts presented on the balance sheet	36	68	(152)	(6)
Additional cash collateral for commodity contracts not subject to rate recovery	41	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	37	—	—	—
Total(1)	$114	$68	$(152)	$(6)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$39	$45	$(11)	$—
Associated offsetting commodity contracts	(8)	—	8	—
Net amounts presented on the balance sheet	31	45	(3)	—
Additional cash collateral for commodity contracts subject to rate recovery	35	—	—	—
Total(1)	$66	$45	$(3)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$—	$—	$(8)	$—
Net amounts presented on the balance sheet	—	—	(8)	—
Additional cash collateral for commodity contracts subject to rate recovery	2	—	—	—
Total	$2	$—	$(8)	$—
(1)    Normal purchase contracts previously measured at fair value are excluded.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
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

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended March 31,			Three months ended March 31,
	2022	2021	Location	2022	2021
Sempra:
Interest rate instruments	$22	$26	Interest Expense	$1	$(2)
Interest rate instruments	94	83	Equity Earnings(1)	(14)	(19)
Foreign exchange instruments	(3)	3	Revenues: Energy- Related Businesses	1	(1)
Foreign exchange instruments	(2)	3	Equity Earnings(1)	1	(1)
Interest rate and foreign exchange instruments	9	(6)	Other Income, Net	6	(6)
Total	$120	$109		$(5)	$(29)
(1)    Equity earnings at our foreign equity method investees are recognized after tax.

For Sempra, we expect that net losses of $22 million, which are net of income tax benefit, that are currently recorded in AOCI (including net gains of $6 million in NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at March 31, 2022 is approximately 13 years for Sempra. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 18 years.
The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings
		Three months ended March 31,
	Location	2022	2021
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$(77)	$(48)
Commodity contracts subject to rate recovery	Cost of Natural Gas	—	2
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	18	2
Foreign exchange instruments	Other Income, Net	—	(24)
Total		$(59)	$(68)
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$18	$2
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$—	$2
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
For Sempra, the total fair value of this group of derivative instruments in a liability position at March 31, 2022 and December 31, 2021 was $11 million and $88 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at March 31, 2022 and December 31, 2021 was $8 million and $36 million, respectively. SDG&E did not have this group of derivative instruments in a liability position at March 31, 2022 or December 31, 2021. At March 31, 2022, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $11 million and $8 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2022 and December 31, 2021. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair-valued assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2021.
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

RECURRING FAIR VALUE MEASURES – SEMPRA
(Dollars in millions)
	Fair value at March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$12	$(9)	$—	$3
Equity securities	324	5	—	329
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	39	12	—	51
Municipal bonds	—	304	—	304
Other securities	—	254	—	254
Total debt securities	39	570	—	609
Total nuclear decommissioning trusts(1)	375	566	—	941
Short-term investments held in Rabbi Trust	47	—	—	47
Interest rate instruments	—	21	—	21
Commodity contracts not subject to rate recovery	—	7	—	7
Effect of netting and allocation of collateral(2)	41	—	—	41
Commodity contracts subject to rate recovery	15	—	61	76
Effect of netting and allocation of collateral(2)	31	—	6	37
Support Agreement, net of related guarantee fees	—	—	12	12
Total	$509	$594	$79	$1,182
Liabilities:
Interest rate instruments	$—	$1	$—	$1
Foreign exchange instruments	—	2	—	2
Interest rate and foreign exchange instruments	—	121	—	121
Commodity contracts not subject to rate recovery	—	23	—	23
Commodity contracts subject to rate recovery	—	8	3	11
Total	$—	$155	$3	$158
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SEMPRA (CONTINUED)
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

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$12	$(9)	$—	$3
Equity securities	324	5	—	329
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	39	12	—	51
Municipal bonds	—	304	—	304
Other securities	—	254	—	254
Total debt securities	39	570	—	609
Total nuclear decommissioning trusts(1)	375	566	—	941
Commodity contracts subject to rate recovery	15	—	61	76
Effect of netting and allocation of collateral(2)	29	—	6	35
Total	$419	$566	$67	$1,052

Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$3	$3
Total	$—	$—	$3	$3

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$13	$(10)	$—	$3
Equity securities	358	6	—	364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	48	8	—	56
Municipal bonds	—	321	—	321
Other securities	—	260	—	260
Total debt securities	48	589	—	637
Total nuclear decommissioning trusts(1)	419	585	—	1,004
Commodity contracts subject to rate recovery	12	—	69	81
Effect of netting and allocation of collateral(2)	22	—	6	28
Total	$453	$585	$75	$1,113

Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$15	$15
Total	$—	$—	$15	$15
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Effect of netting and allocation of collateral(1)	$2	$—	$—	$2
Total	$2	$—	$—	$2

Liabilities:
Commodity contracts subject to rate recovery	$—	$8	$—	$8
Total	$—	$8	$—	$8

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Effect of netting and allocation of collateral(1)	9	9	—	18
Total	$9	$10	$—	$19

Liabilities:
Commodity contracts subject to rate recovery	$—	$35	$—	$35
Total	$—	$35	$—	$35
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended March 31,
	2022	2021
Balance at January 1	$54	$69
Realized and unrealized gains (losses)	7	(2)
Settlements	(3)	(5)
Balance at March 31	$58	$62
Change in unrealized gains (losses) relating to instruments still held at March 31	$9	$(1)
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

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2022	$26.55	to	$137.80	$62.79
2021	20.60	to	117.00	46.46
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended March 31,
	2022	2021
Balance at January 1	$7	$3
Realized and unrealized gains(1)	8	2
Settlements	(3)	(2)
Balance at March 31(2)	$12	$3
Change in unrealized gains relating to instruments still held at March 31	$7	$2
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $7 in Other Current Assets and $5 in Other Long-term Assets at March 31, 2022 on Sempra’s Condensed Consolidated Balance Sheets.

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
Fair Value of Financial Instruments
The fair values of certain of our financial instruments (cash, accounts receivable, amounts due to/from unconsolidated affiliates with original maturities of less than 90 days, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts because of the short-term nature of these instruments. Investments in life insurance contracts that we hold in support of our Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets.

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	March 31, 2022
Sempra:
Short-term amounts due from unconsolidated affiliates(1)	$626	$—	$633	$—	$633
Long-term note receivable(2)	306	—	—	307	307
Long-term amounts due to unconsolidated affiliates	309	—	304	—	304
Total long-term debt(3)	23,678	—	23,608	—	23,608
SDG&E:
Total long-term debt(4)	$7,600	$—	$7,687	$—	$7,687
SoCalGas:
Total long-term debt(5)	$5,459	$—	$5,561	$—	$5,561

	December 31, 2021
Sempra:
Long-term note receivable(2)	$300	$—	$—	$327	$327
Long-term amounts due from unconsolidated affiliates(1)	640	—	642	—	642
Long-term amounts due to unconsolidated affiliates	287	—	295	—	295
Total long-term debt(3)	20,099	—	22,126	—	22,126
SDG&E:
Total long-term debt(4)	$6,417	$—	$7,236	$—	$7,236
SoCalGas:
Total long-term debt(5)	$4,759	$—	$5,367	$—	$5,367
(1)    Before allowances for credit losses of $1 at December 31, 2021. Includes $1 and $2 of accrued interest receivable at March 31, 2022 and December 31, 2021, respectively, in Due From Unconsolidated Affiliates – Current.
(2)    Before allowances for credit losses of $7 and $8 at March 31, 2022 and December 31, 2021, respectively. Excludes unamortized transaction costs of $5 at both March 31, 2022 and December 31, 2021.
(3)    Before reductions of unamortized discount and debt issuance costs of $299 and $260 at March 31, 2022 and December 31, 2021, respectively, and excluding finance lease obligations of $1,335 at both March 31, 2022 and December 31, 2021.
(4)    Before reductions of unamortized discount and debt issuance costs of $74 and $61 at March 31, 2022 and December 31, 2021, respectively, and excluding finance lease obligations of $1,270 and $1,274 at March 31, 2022 and December 31, 2021, respectively.
(5)    Before reductions of unamortized discount and debt issuance costs of $44 and $36 at March 31, 2022 and December 31, 2021, respectively, and excluding finance lease obligations of $65 and $61 at March 31, 2022 and December 31, 2021, respectively.

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
The Samuel Lawrence Foundation filed a writ petition under the California Coastal Act in LA Superior Court in December 2019 seeking to invalidate the coastal development permit and to obtain injunctive relief to stop decommissioning work. The petition was denied in September 2021. In December 2021, the foundation filed a notice of appeal. To date, decommissioning work has not been interrupted as a result of this writ petition.
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
The following table shows the fair values and gross unrealized gains and losses for the securities held in the NDT on the Sempra and SDG&E Condensed Consolidated Balance Sheets. We provide additional fair value disclosures for the NDT in Note 9.

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	March 31, 2022
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$51	$1	$(1)	$51
Municipal bonds(2)	309	3	(8)	304
Other securities(3)	264	2	(12)	254
Total debt securities	624	6	(21)	609
Equity securities	99	234	(4)	329
Short-term investments, primarily cash equivalents	3	—	—	3
Receivables (payables), net	5	—	—	5
Total	$731	$240	$(25)	$946

	December 31, 2021
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$56	$—	$—	$56
Municipal bonds	309	13	(1)	321
Other securities	255	7	(2)	260
Total debt securities	620	20	(3)	637
Equity securities	104	262	(2)	364
Short-term investments, primarily cash equivalents	3	—	—	3
Receivables (payables), net	8	—	—	8
Total	$735	$282	$(5)	$1,012
(1)    Maturity dates are 2023-2052.
(2)    Maturity dates are 2022-2056.
(3)    Maturity dates are 2022-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended March 31,
	2022	2021
Proceeds from sales	$242	$288
Gross realized gains	11	21
Gross realized losses	(4)	(2)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
SDG&E’s ARO related to decommissioning costs for SONGS Units 1, 2 and 3 was $561 million at March 31, 2022 and is based on a cost study prepared in 2020 that is pending CPUC approval.

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
At March 31, 2022, loss contingency accruals for legal matters, including associated legal fees and regulatory matters related to the Leak, that are probable and estimable were $2,167 million for Sempra, including $13 million for SDG&E and $2,078 million for SoCalGas. Amounts for Sempra and SoCalGas include $2,053 million for matters related to the Leak, which we discuss below.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County. As described below, numerous lawsuits, investigations and regulatory proceedings have been initiated in response to the Leak, resulting in significant costs, which together with other Leak-related costs are discussed below in “Cost Estimate, Accounting Impact and Insurance.”
Civil Litigation – Litigation Subject to Agreements to Resolve. As of April 29, 2022, approximately 390 lawsuits including approximately 36,000 plaintiffs (the Individual Plaintiffs) were pending against SoCalGas and Sempra related to the Leak. All these cases are coordinated before a single court in the LA Superior Court for pretrial management.

In November 2017, in the coordinated proceeding, a Third Amended Consolidated Master Case Complaint for Individual Actions was filed on behalf of the Individual Plaintiffs, through which their separate lawsuits are managed for pretrial purposes. The consolidated complaint asserts causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment, loss of consortium and wrongful death against SoCalGas and Sempra (the Individual Plaintiff Litigation). The complaint also asserted violations of Proposition 65, which were resolved in January 2022. The consolidated complaint seeks compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, injunctive relief, costs of future medical monitoring, civil penalties, and attorneys’ fees.
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
In January 2017, a putative class of persons and businesses who own or lease real property within a five-mile radius of the well filed a consolidated class action complaint against SoCalGas and Sempra (the Property Class Action). The Property Class Action asserts claims for strict liability for ultra-hazardous activities, negligence, negligence per se, violation of the California Unfair Competition Law, trespass, permanent and continuing public and private nuisance, and inverse condemnation.
On September 26, 2021, SoCalGas and Sempra entered into an agreement to settle the Property Class Action for a total amount of $40 million. In April 2022, the LA Superior Court gave final approval of the settlement, which provides for a release of SoCalGas, Sempra and their respective affiliates from all claims related to the Leak by all property class members who do not opt out of the class. Members of the property class who opt out of the settlement will have the right to pursue their claims on an individual basis.
Complaints on behalf of five property developers (the Developer Plaintiffs) were filed in October 2018 and October 2020 against SoCalGas and Sempra alleging causes of action for strict liability, negligence per se, negligence, negligent interference, continuing nuisance, permanent nuisance, inverse condemnation and violation of the California Unfair Competition Law and California Public Utilities Code section 2106. The complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees. In January 2022 and March 2022, SoCalGas and Sempra entered into agreements to settle the claims of four of the Developer Plaintiffs.
Civil Litigation – Unresolved Litigation. The complaint of one of the Developer Plaintiffs remains pending, and the LA Superior Court has scheduled a trial in October 2022. SoCalGas has engaged in settlement discussions with the remaining Developer Plaintiff.
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
An adverse ruling in any of the lawsuits in the Individual Plaintiff Litigation filed by plaintiffs who do not agree to settle or any lawsuits filed by property class members who opt out of the Property Class Action settlement or by the remaining Developer Plaintiff could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects. In addition, there can be no assurance that the conditions to resolve the Individual Plaintiff Litigation will be satisfied or that the LA Superior Court will approve the settlement for the Property Class Action.

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
In June 2019, the CPUC opened an OII to consider penalties against SoCalGas for the Leak, which it later bifurcated into two phases. The first phase will consider whether SoCalGas violated California Public Utilities Code Section 451 or other laws, CPUC orders or decisions, rules or requirements, whether SoCalGas engaged in unreasonable and/or imprudent practices with respect to its operation and maintenance of the Aliso Canyon natural gas storage facility or its related record-keeping practices, whether SoCalGas cooperated sufficiently with the SED of the CPUC and Blade during the pre-formal investigation, and whether any of the mitigation measures proposed by Blade should be implemented to the extent not already done. The SED, based largely on the Blade report, has alleged a total of 324 violations in the first phase, asserting that SoCalGas violated California Public Utilities Code Section 451 and failed to cooperate in the investigation and to keep proper records. Hearings on a subset of issues began in March 2021, and legal briefs will be filed in May 2022. The second phase will consider whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties, if any, should be imposed for any violations, unreasonable or imprudent practices, or failure to cooperate sufficiently with the SED as determined by the CPUC in the first phase. In addition, the second phase will determine the amounts of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs, which could result in little or no recovery of such costs by SoCalGas. SoCalGas has engaged in settlement discussions with the SED in connection with this proceeding.
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
In November 2021, the CPUC issued a decision on the interim range of gas inventory levels at the Aliso Canyon natural gas storage facility, setting an interim range of gas inventory levels of up to 41.16 Bcf. The CPUC may issue future changes to this interim range of authorized gas inventory levels before issuing a final inventory determination within the SB 380 OII proceeding.
At March 31, 2022, the Aliso Canyon natural gas storage facility had a net book value of $894 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, incur higher than expected operating costs and/or be required to make additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized. Any such outcome could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Cost Estimate, Accounting Impact and Insurance. SoCalGas has incurred significant costs related to the Leak, primarily for temporary relocation of community residents; to control the well and stop the Leak; to mitigate the natural gas released; to purchase natural gas to replace what was lost through the Leak; to defend against and, in certain cases, settle, civil and criminal litigation arising from the Leak; to pay the costs of the government-ordered response to the Leak, including the costs for Blade to conduct the root cause analysis described above; to respond to various government and agency investigations regarding the Leak; and to comply with increased regulation imposed as a result of the Leak. At March 31, 2022, SoCalGas estimates these costs related to the Leak are $3,314 million (the cost estimate), which includes $1,279 million of costs recovered or probable of recovery from insurance. This cost estimate may increase significantly as more information becomes available. At March 31, 2022, $2,052 million of the cost estimate is accrued in Reserve for Aliso Canyon Costs and $4 million of the cost estimate is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets.

In the first quarter of 2022, SoCalGas recorded total charges of $92 million ($66 million after tax), inclusive of estimated legal costs, in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Condensed Consolidated Statements of Operations related to settlement activity in connection with civil litigation that we describe above. This charge is included in the cost estimate that we describe above.
Except for the amounts paid or estimated to settle certain legal and regulatory matters as described above, the cost estimate does not include (i) any amounts necessary to resolve claims of Individual Plaintiffs who do not agree to participate in the settlement of the Individual Actions or members of the Property Class Action who opt out of that settlement or (ii) the matters that we describe above in “Civil Litigation – Unresolved Litigation” and “Regulatory Proceedings” to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs for damages, restitution, civil or administrative fines or penalties, defense, settlement or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. The costs or losses not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
We have received insurance payments for many of the categories of costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. At March 31, 2022, we recorded the expected recovery of the cost estimate related to the Leak of $360 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $919 million of insurance proceeds we received through March 31, 2022. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
▪In a separate proceeding, the claimant filed suit to reinitiate an administrative procedure at SEDATU to obtain the property title that was previously dismissed. In April 2021, the Agrarian Court ordered that the administrative procedure be restarted. The proceeding in the Agrarian Court has concluded; however, the administrative procedure at SEDATU may continue if SEDATU decides to reopen the matter.
In addition, four cases involving two adjacent areas of real property on which part of the ECA Regas Facility is situated, each brought by a single plaintiff or her descendants, remain pending against the facility, as follows:
▪The first disputed area is subject to a claim in the federal Agrarian Court that has been ongoing since 2006, in which the plaintiff seeks to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The proceeding, which seeks an order that SEDATU annul the ECA Regas Facility’s competing property title, was initiated in 2006 and, in July 2021, a decision was issued in favor of the ECA Regas Facility. The plaintiff appealed, and in February 2022, the appellate court confirmed the ruling in favor the ECA Regas Facility and dismissed the appeal. The plaintiff filed a final federal appeal against the appellate court ruling. A final ruling from the Federal Collegiate Circuit Court is pending.
▪The second disputed area is a parcel adjacent to the ECA Regas Facility that allegedly overlaps with land on which the ECA Regas Facility is situated, which is subject to a claim in the federal Agrarian Court and two claims in Mexican civil courts. The ECA Regas Facility first bought the property from the federal government in 2003; however, to resolve an ownership controversy, in 2008, the ECA Regas Facility reached a financial settlement with the plaintiff to eliminate an adverse claim to its title. Nevertheless, the plaintiff sued in 2013 for the nullity of both titles. The Agrarian Court ruled in favor of the plaintiff in May 2021, nullifying the first property title. Sempra Infrastructure appealed the ruling in July 2021, which is pending resolution. The ECA Regas Facility continues to hold the second property title to the land. The two civil court proceedings, which seek to invalidate the contract by which the ECA Regas Facility purchased for the second time the applicable parcel of land on which the ECA Regas Facility is situated on the grounds that the purchase price was allegedly unfair, are progressing at different stages. In the first civil case, initiated in 2013, the court ruled in favor of the ECA Regas Facility, and the final decision was affirmed on a federal appeal. The descendants of the same plaintiff filed the second civil case in 2019, which was dismissed by the court. However, the dismissal has been appealed, which is pending the appellate court’s ruling. In April 2022, the ECA Regas Facility entered into a settlement agreement with the plaintiff, whereby the plaintiff has agreed to recognize the ECA Regas Facility as the sole owner of the property and waive any current or future rights over the property, or any other properties related to the ECA Regas Facility. The settlement agreement is subject to court approval and would definitively resolve all three pending cases.
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
▪In the second case, the initial request for a provisional injunction was denied. That decision was reversed on appeal in January 2020, resulting in the issuance of a new injunction against the permits that were issued by ASEA and SENER. This injunction has uncertain application absent clarification by the court. The claimants petitioned the court to rule that construction of natural gas liquefaction facilities violated the injunction, and in February 2022, the court ruled in favor of the ECA Regas Facility, meaning that the natural gas liquefaction activities have not been affected. The claimants have appealed this ruling.
▪In the third case, a group of residents filed a complaint in June 2021 against various federal and state authorities alleging deficiencies in the public consultation process for the issuance of the permits. The request for an initial injunction was denied and the claimants have appealed, which is pending the appellate court’s ruling.
Customer Dispute. In May 2020, the two third-party capacity customers at the ECA Regas Facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by Sempra Infrastructure and a force majeure event. In July 2020, Shell Mexico submitted a request for arbitration of the dispute and Gazprom joined the proceeding, and a hearing was held in October 2021. The International Court of Arbitration issued a final, non-appealable decision dated April 27, 2022 in favor of Sempra Infrastructure dismissing all claims and confirming the contracts remain in force.
In addition to the arbitration proceeding, Shell Mexico also filed constitutional claims against the CRE’s approval of the general terms and conditions and against the issuance of the liquefaction permit. Shell Mexico’s request for an injunction against the general terms and conditions was denied, and the ruling was upheld on appeal. The request for an injunction against the liquefaction permit was denied, and the decision was vacated and remanded on appeal to the First District Court in Administrative

Matters, which again denied the injunction. The case is now being heard again by the appellate court. A hearing was held on the merits and a decision is pending.
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
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the arbitration process ended when Sempra Infrastructure and the CFE reached an agreement to restart natural gas transportation service on the earlier of completion of repair of the damaged pipeline or January 15, 2020, and to modify the tariff structure and extend the term of the contract by 10 years. Subsequently, Sempra Infrastructure and the CFE agreed to extend the service start date multiple times, most recently to June 14, 2022. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by June 14, 2022, and the parties do not agree on a new service start date, Sempra Infrastructure retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. Discussions with the CFE regarding the future of the pipeline, including the potential re-routing of a portion of the pipeline, are underway in accordance with a non-binding MOU announced in January 2022 that, among other matters, addresses efforts to restart service on the pipeline. Sempra Infrastructure intends to enter into a definitive agreement with respect to the pipeline in the second quarter of 2022.
At March 31, 2022, Sempra Infrastructure had $429 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to make such repairs (which have not commenced) or re-route a portion of the pipeline (which has not been agreed to by the parties, but is subject to negotiation pursuant to a non-binding MOU, as described above) and resume operations in the Guaymas-El Oro segment of the Sonora pipeline or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
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
Regulatory and Other Actions by the Mexican Government
We describe below certain actions by the Mexican government that could have a material impact on the energy sector in Mexico. Sempra Infrastructure and other parties affected by these resolutions, orders, decrees, regulations and proposed amendments to Mexican law have challenged them by filing amparo and other claims, some of which have been granted injunctive relief. The court-ordered injunctions or suspensions provide temporary relief until Mexico’s federal district court or Supreme Court ultimately resolves the amparo and other claims. An unfavorable decision on one or more of these amparo or other challenges or the potential for extended disputes may impact our ability to operate our facilities at existing levels or at all, may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, may result in decreased revenues and cash flows, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on our business, results of operations, financial condition, cash flows and/or prospects.
Transmission Rates for Legacy Generation Facilities. In May 2020, the CRE approved an update to the transmission rates included in legacy renewable and cogeneration energy contracts based on the claim that the legacy transmission rates did not reflect fair and proportional costs for providing the applicable services and, therefore, created inequitable competitive conditions. Three of Sempra Infrastructure’s renewable energy facilities (Don Diego Solar, Border Solar and Ventika) are currently holders of contracts with such legacy rates, and under the terms of these contracts any increases in the transmission rates would be passed through directly to their customers. These renewable energy facilities sought and obtained injunctive relief but were required to guarantee the difference in tariffs. The three facilities obtained favorable resolutions from a lower court and the CRE appealed those decisions, which were definitively affirmed in favor of the Don Diego Solar, Border Solar and Ventika facilities, whereby the injunctions were made permanent, the regulations were declared unconstitutional, and the guarantee was determined to not be required. The resolution is definitive and final.
Offtakers of Legacy Generation Permits. In October 2020, the CRE approved a resolution to amend the rules for the inclusion of new offtakers of legacy generation and self-supply permits (the Offtaker Resolution), which became effective immediately. The Offtaker Resolution prohibits self-supply permit holders from adding new offtakers that were not included in the original development or expansion plans, making modifications to the amount of energy allocated to the named offtakers, and including load centers that have entered into a supply arrangement under Mexico’s Electricity Industry Law. Don Diego Solar, Border Solar and Ventika are holders of self-supply permits and are impacted by the Offtaker Resolution. In January 2022, Don Diego Solar and Border Solar obtained a favorable resolution from a Mexican federal district court and the CRE appealed that decision. If Sempra Infrastructure is not able to obtain legal protection for these impacted facilities, Sempra Infrastructure expects it will sell Border Solar’s capacity and a portion of Don Diego Solar’s capacity affected by the Offtaker Resolution into the spot market. Currently, prices in the spot market are significantly lower than the fixed prices in the PPAs that were entered into through self-supply permits. At March 31, 2022, Sempra Infrastructure had $14 million in other intangible assets, net, related to these self-supply permits previously granted by the CRE and impacted by the Offtaker Resolution that could be subject to impairment if Sempra Infrastructure is unable to obtain adequate legal protection. Sempra Infrastructure has filed lawsuits against the Offtaker Resolution and received injunctive relief pending final resolution.
Amendments to Mexico’s Electricity Industry Law. In March 2021, the Mexican government published a decree with amendments to Mexico’s Electricity Industry Law that include some public policy changes, including establishing priority of dispatch for CFE plants over privately owned plants. According to the decree, these amendments were to become effective on March 10, 2021, and SENER, the CRE and CENACE were to have 180 calendar days to modify, as necessary, all resolutions, policies, criteria, manuals and other regulations applicable to the power industry to conform with this decree. However, a Mexican court issued a suspension of the amendments on March 19, 2021. On April 7, 2022, the Mexican Supreme Court resolved an action of unconstitutionality filed by a group of senators against the amended Electricity Industry Law, however the qualified majority of eight votes out of 11 as is required in matters involving constitutionality was not reached and the proceeding was dismissed, which means that the Mexican Supreme Court did not issue a binding precedent and the amended Electricity Industry Law will remain in force. Therefore, the amparo lawsuits filed against the amendments to the Electricity Industry Law will continue individually and will be decided case by case in lower courts, with each court free to make its own decision. If the proposed amendments are affirmed by the lower courts or by the Mexican Supreme Court (which in these cases would only require a simple majority vote), the CRE may be required to revoke self-supply permits granted under the former electricity law, which were grandfathered when the new Electricity Industry Law was enacted, under a legal standard that is ambiguous and not well defined under the law.

Amendments to Mexico’s Hydrocarbons Law. In May 2021, amendments to Mexico’s Hydrocarbons Law were published and became effective. The amendments grant SENER and the CRE additional powers to suspend and revoke permits related to the midstream and downstream sectors. Suspension of permits will be determined by SENER or the CRE when a danger to national security, energy security, or to the national economy is foreseen. Likewise, new grounds for the revocation of permits are in place if the permit holder (i) carries out its activity with illegally imported products; (ii) fails, on more than one occasion, to comply with the provisions applicable to quantity, quality and measurement of the products; or (iii) modifies the technical conditions of its infrastructure without authorization. Additionally, in the case of existing permits, authorities will revoke those permits that fail to comply with the minimum storage requirements established by SENER or fail to comply with requirements or violate provisions established by the amended Hydrocarbons Law. All the Sempra Infrastructure entities participating in the Mexico hydrocarbons sector filed lawsuits against the initiative to reform the Hydrocarbons Law. In 2021, district courts issued judgments that the amendments do not affect the interests of the companies at this time and, as a result, dismissed the amparo lawsuits including the lawsuits filed by Sempra Infrastructure entities. The Sempra Infrastructure entities have appealed these judgments.
Proposed Constitutional Reform in Mexico. In September 2021, the President of Mexico presented a constitutional reform initiative with the stated goal of preserving energy security and self-sufficiency, and a continuous supply of electricity to the country’s population, as a condition for guaranteeing national security and the human right to a decent life. The CRE and the National Commission of Hydrocarbons would be dissolved, and their functions would be carried out by SENER. CENACE would be reinstated to the CFE, and the CFE would be responsible for generating, conducting, transforming, distributing and supplying electricity, and would be the only entity allowed to commercialize electric energy in Mexico. Electricity generation permits and contracts for the sale of electricity and RECs to the CFE, including permits at all of Sempra Infrastructure’s operational power generation facilities, would be canceled. The public electricity supply service would be provided exclusively by the CFE, which may acquire up to 46% of required energy from the private sector. Only certain private power plants would be permitted to continue generating electricity and compete to offer the CFE the lowest production costs. On April 17, 2022, the Chamber of Deputies in Mexico rejected the proposed constitutional reform.
Other Litigation
RBS Sempra Commodities
Sempra holds an equity method investment in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. In 2015, liquidators filed a claim in the High Court of Justice against RBS (now NatWest Markets plc, our partner in the JV) and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE, a subsidiary of RBS Sempra Commodities. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and for compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $59 million in U.S. dollars at March 31, 2022), plus costs and interest. In October 2020, the High Court of Justice assessed costs and interest to be approximately £21 million (approximately $28 million in U.S. dollars at March 31, 2022) as of that date, with interest continuing to accrue. The Defendants appealed and, in May 2021, the Court of Appeal set aside the High Court of Justice’s decision and ordered a retrial. The Liquidating Companies in the High Court of Justice case have applied to the Supreme Court for permission to appeal the Court of Appeals’ decision. J.P. Morgan Chase & Co., which previously acquired RBS SEE and later sold it to Mercuria Energy Group, Ltd., has notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and J.P. Morgan Chase & Co. has in turn sought indemnity from Sempra and RBS.
Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra were defendants in personal injury lawsuits brought in state courts throughout the U.S. These cases alleged illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They sought compensatory and punitive damages. As of April 29, 2022, no lawsuits are pending. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding. The costs to defend or resolve these lawsuits and the amount of damages that may be imposed or incurred could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.

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
Some of our lease agreements contain nonlease components, which represent activities that transfer a separate good or service to the lessee. As the lessee for both operating and finance leases, we have elected to combine lease and nonlease components as a single lease component for real estate, fleet vehicles, power generating facilities, and pipelines, whereby fixed or in-substance fixed payments allocable to the nonlease component are accounted for as part of the related lease liability and ROU asset. As the lessor, we have elected to combine lease and nonlease components as a single lease component for real estate and liquid fuels terminals.
Lessee Accounting
We have operating and finance leases for real and personal property (including office space, land, fleet vehicles, machinery and equipment, warehouses and other operational facilities) and PPAs with renewable energy, energy storage and peaker plant facilities.
Leases That Have Not Yet Commenced
SDG&E has entered into three energy storage tolling agreements, of which SDG&E expects two will commence in the third quarter of 2022 and one will commence in the second quarter of 2023. SDG&E expects the future minimum lease payments to be $8 million in 2022, $17 million in 2023, $18 million in each of 2024 through 2026 and $101 million thereafter until expiration at various dates from 2032 through 2033.
SoCalGas has entered into a fleet vehicle agreement, under which SoCalGas expects leases will commence in the second quarter of 2022 through the first quarter of 2023. SoCalGas expects the future minimum lease payments to be $2 million in each of 2023 through 2026 and $10 million thereafter until expiration at various dates from 2030 through 2031.
Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, liquid petroleum gas storage facilities, a rail facility and liquid fuels terminals, which we account for as operating or sales-type leases.
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

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA
(Dollars in millions)
	Three months ended March 31,
	2022	2021
Sales-type leases:
Interest income	$2	$—
Total revenues from sales-type leases(1)	$2	$—

Operating leases:
Fixed lease payments	$70	$53
Variable lease payments	1	—
Total revenues from operating leases(1)	$71	$53

Depreciation expense	$13	$10
(1)     Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first three months of 2022 to contractual commitments discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.
LNG Purchase Agreement
Sempra Infrastructure has a sale and purchase agreement for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2022 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure. At March 31, 2022, we expect the commitment amount to increase by $4 million in 2022, $155 million in 2023, $85 million in 2024, $95 million in 2025, $112 million in 2026 and by $355 million thereafter (through contract termination in 2029) compared to December 31, 2021, reflecting changes in estimated forward prices since December 31, 2021 and actual transactions for the first three months of 2022. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.
ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $65 million for Sempra, $18 million for SDG&E and $19 million for SoCalGas at March 31, 2022.

NOTE 12. SEGMENT INFORMATION
We have four separately managed reportable segments, as follows:
▪SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.
▪SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.
▪Sempra Texas Utilities holds our investment in Oncor Holdings, which owns an 80.25% interest in Oncor, a regulated electric transmission and distribution utility serving customers in the north-central, eastern, western and panhandle regions of Texas; and our indirect, 50% interest in Sharyland Holdings L.P., which owns Sharyland Utilities, L.L.C., a regulated electric transmission utility serving customers near the Texas-Mexico border.
▪Sempra Infrastructure includes the operating companies of our subsidiary, SI Partners, as well as a holding company and certain services companies. Sempra Infrastructure develops, builds, operates and invests in energy infrastructure to help enable the energy transition in North American markets and globally. Sempra Infrastructure owns an 80% interest in SI Partners, which held a 100% ownership interest in Sempra LNG Holding, LP and a 99.9% ownership interest in IEnova at March 31, 2022.

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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2022	2021
REVENUES
SDG&E	$1,445	$1,337
SoCalGas	1,993	1,508
Sempra Infrastructure	424	449
All other	—	1
Adjustments and eliminations	2	—
Intersegment revenues(1)	(44)	(36)
Total	$3,820	$3,259
DEPRECIATION AND AMORTIZATION
SDG&E	$239	$213
SoCalGas	187	173
Sempra Infrastructure	65	54
All other	2	2
Total	$493	$442
INTEREST INCOME
SDG&E	$—	$1
Sempra Infrastructure	21	21
All other	4	—
Intercompany eliminations	—	(3)
Total	$25	$19
INTEREST EXPENSE
SDG&E	$106	$102
SoCalGas	40	39
Sempra Infrastructure	27	41
All other	70	83
Intercompany eliminations	—	(6)
Total	$243	$259
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$64	$45
SoCalGas	84	94
Sempra Infrastructure	91	57
All other	95	(38)
Total	$334	$158
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$2	$1
Sempra Infrastructure	141	134
	143	135
Equity earnings, net of income tax:
Sempra Texas Utilities	162	136
Sempra Infrastructure	21	47
	183	183
Total	$326	$318
(1)    Revenues for reportable segments include intersegment revenues of $4, $26, and $14 for the three months ended March 31, 2022 and $2, $25, and $9 for the three months ended March 31, 2021 for SDG&E, SoCalGas, and Sempra Infrastructure, respectively.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2022	2021
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$234	$212
SoCalGas	334	407
Sempra Texas Utilities	162	135
Sempra Infrastructure	95	202
All other	(213)	(82)
Total	$612	$874
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E	$552	$555
SoCalGas	468	459
Sempra Infrastructure	182	166
All other	2	1
Total	$1,204	$1,181

	March 31, 2022	December 31, 2021
ASSETS
SDG&E	$24,835	$24,058
SoCalGas	21,205	20,324
Sempra Texas Utilities	13,218	13,047
Sempra Infrastructure	14,435	14,408
All other	2,430	1,399
Intersegment receivables	(1,201)	(1,191)
Total	$74,922	$72,045
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utilities	$13,218	$13,047
Sempra Infrastructure	1,572	1,425
Total	$14,790	$14,472

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This combined MD&A for Sempra, SDG&E and SoCalGas should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto in this report, and the Consolidated Financial Statements and the Notes thereto, “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A” in the Annual Report.
OVERVIEW
Sempra is a California-based holding company with energy infrastructure investments in North America. Our businesses invest in, develop and operate energy infrastructure, and provide electric and gas services to customers through regulated public utilities. In the fourth quarter of 2021, we formed Sempra Infrastructure, which resulted in a change to our reportable segments. Historical segment disclosures have been restated to conform with the current presentation of our four reportable segments, which we discuss in Note 12 of the Notes to Condensed Consolidated Financial Statements in this report and in “Part I – Item 1. Business” in the Annual Report.

RESULTS OF OPERATIONS
We discuss the following in Results of Operations:
▪Overall results of operations of Sempra;
▪Segment results;
▪Significant changes in revenues, costs and earnings; and
▪Impact of foreign currency and inflation rates on results of operations.

OVERALL RESULTS OF OPERATIONS OF SEMPRA

OVERALL RESULTS OF OPERATIONS OF SEMPRA
(Dollars and shares in millions, except per share amounts)

Our earnings and diluted EPS were impacted by variances discussed below in “Segment Results.”

SEGMENT RESULTS
This section presents earnings (losses) by Sempra segment, as well as Parent and other, and a related discussion of the changes in segment earnings (losses). Throughout the MD&A, our reference to earnings represents earnings attributable to common shares. Variance amounts presented are the after-tax earnings impact (based on applicable statutory tax rates), unless otherwise noted, and before NCI, where applicable.

SEMPRA EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended March 31,
	2022	2021
SDG&E	$234	$212
SoCalGas	334	407
Sempra Texas Utilities	162	135
Sempra Infrastructure	95	202
Parent and other(1)	(213)	(82)
Earnings attributable to common shares	$612	$874
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.

SDG&E
The increase in earnings of $22 million (10%) in the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to higher CPUC base operating margin, net of operating expenses.

SoCalGas
The decrease in earnings of $73 million (18%) in the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to:
▪$66 million charge relating to civil litigation pertaining to the Leak; and
▪$10 million in penalties related to the energy efficiency and advocacy OSCs, which we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Sempra Texas Utilities
The increase in earnings of $27 million (20%) in the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to higher equity earnings from Oncor Holdings driven by increased revenues from rate updates to reflect increases in invested capital, higher customer consumption and customer growth, offset by increased operating costs and expenses attributable to invested capital.
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
The decrease in earnings of $107 million in the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to:
▪$107 million unfavorable impact from foreign currency and inflation effects, net of foreign currency derivative effects, comprised of a $95 million unfavorable impact in 2022 compared to a $12 million favorable impact in 2021; and
▪$84 million lower earnings from asset and supply optimization primarily driven by changes in natural gas prices and lower volumes; offset by
▪$34 million income tax benefit in 2022 primarily from remeasurement of certain deferred income taxes;
▪$13 million higher earnings primarily due to the start of commercial operations of the Veracruz and Mexico City terminals in March and July of 2021, respectively;
▪$13 million higher earnings due to higher transportation revenues primarily driven by higher rates; and
▪$5 million favorable U.S. tax impact from converting SI Partners from a corporation to a partnership in October 2021.
Parent and Other
The increase in losses of $131 million in the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to:
▪$120 million deferred income tax expense associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries, which we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements; and
▪$17 million net investment losses in 2022 compared to $2 million net investment gains in 2021 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations; offset by
▪$10 million lower net interest expense; and
▪$10 million lower preferred dividends due to the mandatory conversion of all series B preferred stock in July 2021.

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
SoCalGas and SDG&E operate under a regulatory framework that permits:
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
SoCalGas’ and SDG&E’s revenues are decoupled from, or not tied to, actual sales volumes. SoCalGas recognizes annual authorized revenue for core natural gas customers using seasonal factors established in the Triennial Cost Allocation Proceeding, resulting in a significant portion of SoCalGas’ earnings being recognized in the first and fourth quarters of each year. SDG&E’s authorized revenue recognition is also impacted by seasonal factors, resulting in higher earnings in the third quarter when electric loads are typically higher than in the other three quarters of the year. We discuss this decoupling mechanism and its effects further in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.
The table below summarizes utilities revenues and cost of sales.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2022	2021
Natural gas revenues:
SoCalGas	$1,993	$1,508
SDG&E	325	268
Sempra Infrastructure	28	27
Eliminations and adjustments	(26)	(26)
Total	2,320	1,777
Electric revenues:
SDG&E	1,120	1,069
Eliminations and adjustments	(3)	(1)
Total	1,117	1,068
Total utilities revenues	$3,437	$2,845
Cost of natural gas(1):
SoCalGas	$677	$273
SDG&E	126	82
Sempra Infrastructure	9	6
Eliminations and adjustments	(10)	(12)
Total	802	349
Cost of electric fuel and purchased power(1):
SDG&E	221	241
Eliminations and adjustments	(16)	(9)
Total	205	232
Total utilities cost of sales	$1,007	$581
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

SEMPRA CALIFORNIA AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended March 31,
	2022	2021
SoCalGas	$6.80	$2.60
SDG&E	7.81	4.44
In the three months ended March 31, 2022, our natural gas revenues increased by $543 million (31%) to $2.3 billion compared to the same period in 2021 primarily due to:
▪$485 million increase at SoCalGas, which included:
◦$404 million increase in cost of natural gas sold, which we discuss below,
◦$29 million higher CPUC-authorized revenues,
◦$21 million higher revenues from incremental and balanced capital projects,
◦$17 million higher revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account, and
◦$17 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M; and
▪$57 million increase at SDG&E, which included:
◦$44 million increase in cost of natural gas sold, which we discuss below, and
◦$4 million higher CPUC-authorized revenues.
In the three months ended March 31, 2022, our cost of natural gas increased by $453 million to $802 million compared to the same period in 2021 primarily due to:
▪$404 million increase at SoCalGas primarily due to higher average natural gas prices; and
▪$44 million increase at SDG&E primarily due to higher average natural gas prices.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended March 31, 2022, our electric revenues, substantially all of which are at SDG&E, increased by $49 million (5%) remaining at $1.1 billion compared to the same period in 2021 primarily due to:
▪$17 million higher CPUC-authorized revenues;
▪$16 million higher revenues associated with SDG&E’s wildfire mitigation plan;
▪$10 million higher revenues from transmission operations;
▪$10 million higher revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account; and
▪$6 million higher revenues associated with lower income tax benefits from flow-through items; offset by
▪$20 million lower cost of electric fuel and purchased power, which we discuss below.
Our utility cost of electric fuel and purchased power includes utility-owned generation, power purchased from third parties, and net power purchases and sales to the California ISO. In the three months ended March 31, 2022, the cost of electric fuel and purchased power decreased by $27 million (12%) to $205 million compared to the same period in 2021 primarily due to:
•$20 million at SDG&E primarily from higher sales to the California ISO due to higher market prices and lower customer demand; and
•$7 million higher intercompany eliminations associated with sales between SDG&E and Sempra Infrastructure due to the acquisition of ESJ in March 2021.

Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2022	2021
REVENUES
Sempra Infrastructure	$396	$422
Parent and other(1)	(13)	(8)
Total revenues	$383	$414
COST OF SALES(2)
Sempra Infrastructure	$135	$108
Parent and other(1)	—	1
Total cost of sales	$135	$109
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2022, revenues from our energy-related businesses decreased by $31 million (8%) to $383 million compared to the same period in 2021 primarily due to:
▪$69 million decrease in revenues from asset and supply optimization primarily from higher unrealized losses on commodity derivatives offset by higher natural gas sales primarily from higher volumes and natural gas prices; and
▪$10 million lower revenues from TdM mainly due to lower volumes from scheduled major maintenance completed in February 2022, which resulted in increased plant reliability, offset by higher power prices; offset by
▪$21 million higher transportation revenues primarily driven by higher rates;
▪$17 million higher revenues primarily from the Veracruz and Mexico City terminals placed in service in March and July of 2021, respectively; and
▪$16 million higher revenues from the renewables business primarily due to the acquisition of ESJ in March 2021 and renewable assets placed in service in March 2021 and January 2022.
In the three months ended March 31, 2022, the cost of sales for our energy-related businesses increased by $26 million (24%) to $135 million compared to the same period in 2021 primarily due to higher natural gas purchases related to asset and supply optimization.
Operation and Maintenance
In the three months ended March 31, 2022, O&M increased by $85 million (8%) to $1.1 billion compared to the same period in 2021 primarily due to:
▪$48 million increase at SoCalGas, primarily due to:
◦$31 million higher non-refundable operating costs, and
◦$17 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue;
▪$28 million increase at Sempra Infrastructure, primarily due to:
◦$9 million higher purchased materials and services at TdM due to scheduled major maintenance completed in February 2022,
◦$7 million from the renewables business primarily due to construction repairs at Ventika, and
◦$5 million higher development costs; and
▪$7 million increase at SDG&E, primarily due to higher non-refundable operating costs.
Aliso Canyon Litigation and Regulatory Matters
In the three months ended March 31, 2022, SoCalGas recorded a charge of $92 million relating to civil litigation pertaining to the Leak. We describe these charges in Note 11 of the Notes to Condensed Consolidated Financial Statements.

Other Income, Net
As part of our central risk management function, we may enter into foreign currency derivatives to hedge SI Partners’ exposure to movements in the Mexican peso from its controlling interest in IEnova. The gains/losses associated with these derivatives are included in Other Income, Net, as described below, and partially mitigate the transactional effects of foreign currency and inflation included in Income Tax Expense for SI Partners’ consolidated entities and in Equity Earnings for SI Partners’ equity method investments. We discuss policies governing our risk management in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report.
In the three months ended March 31, 2022, other income, net increased by $3 million (9%) to $38 million compared to the same period in 2021 primarily due to:
▪$36 million lower net losses from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions primarily due to:
◦$6 million gains in 2022 on cross-currency swaps compared to $30 million losses in 2021 on foreign currency derivatives and cross-currency swaps as a result of fluctuation of the Mexican peso, and
◦$12 million lower foreign currency losses on a Mexican peso-denominated loan to IMG, which is offset in Equity Earnings, offset by
◦$8 million losses in 2022 compared to $4 million gains in 2021 on other foreign currency transactional effects; and
▪$12 million higher non-service component of net periodic benefit credit; offset by
▪$13 million investment losses in 2022 compared to $9 million investment gains in 2021 on dedicated assets in support of our executive retirement and deferred compensation plans; and
▪$10 million in penalties at SoCalGas related to the energy efficiency and advocacy OSCs.
Income Taxes
The table below shows the income tax expense and ETRs for Sempra, SDG&E and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2022	2021
Sempra:
Income tax expense	$334	$158

Income before income taxes and equity earnings	$665	$768
Equity earnings, before income tax(1)	143	135
Pretax income	$808	$903

Effective income tax rate	41%	18%
SDG&E:
Income tax expense	$64	$45
Income before income taxes	$298	$257
Effective income tax rate	21%	18%
SoCalGas:
Income tax expense	$84	$94
Income before income taxes	$418	$501
Effective income tax rate	20%	19%
(1)    We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra
In the three months ended March 31, 2022, Sempra’s income tax expense increased by $176 million compared to the same period in 2021 primarily due to:
▪$120 million deferred income tax expense associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries, which we discuss in Note 1 to Condensed Consolidated Financial Statements;
▪$70 million income tax expense in 2022 compared to $42 million income tax benefit in 2021 from foreign currency and inflation effects and associated derivatives; and
▪lower income tax benefits from flow-through items; offset by

▪$34 million income tax benefit in 2022 from the remeasurement of certain deferred income taxes; and
▪$5 million favorable U.S. income tax impact from converting SI Partners from a corporation to a partnership in October 2021.
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
SDG&E
In the three months ended March 31, 2022, SDG&E’s income tax expense increased by $19 million (42%) compared to the same period in 2021 primarily due to higher pretax income.
SoCalGas
In the three months ended March 31, 2022, SoCalGas’ income tax expense decreased by $10 million (11%) compared to the same period in 2021 primarily due to lower pretax income partially offset by lower income tax benefits from flow-through items.
Equity Earnings
In the three months ended March 31, 2022, equity earnings increased by $8 million (3%) to $326 million compared to the same period in 2021 primarily due to:
▪$26 million higher equity earnings at Oncor Holdings primarily due to increased revenues from rate updates to reflect increases in invested capital, higher customer consumption and customer growth, offset by increased operating costs and expenses attributable to invested capital; offset by
▪$21 million lower equity earnings at IMG, primarily due to foreign currency effects, including $12 million lower foreign currency gains on IMG’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other Income, Net, and higher income tax expense.
Earnings Attributable to Noncontrolling Interests
In the three months ended March 31, 2022, earnings attributable to NCI increased by $1 million (3%) to $34 million compared to the same period in 2021 primarily due to:
▪$17 million increase as a result of a decrease in our ownership interest in SI Partners net of an increase in our ownership interest in IEnova; offset by
▪$16 million primarily due to a decrease in SI Partners subsidiaries net income.
Preferred Dividends
In the three months ended March 31, 2022, preferred dividends decreased by $10 million to $11 million compared to the same period in 2021 primarily due to the conversion of all series B preferred stock in July 2021.

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

Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months ended March 31, 2022, the change in our earnings as a result of foreign currency translation rates was negligible compared to the same period in 2021.
Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION EFFECTS AND ASSOCIATED DERIVATIVES
(Dollars in millions)
	Total reported amounts		Transactional (losses) gains included in reported amounts
	Three months ended March 31,
	2022	2021	2022	2021
Other income, net	$38	$35	$(13)	$(49)
Income tax expense	(334)	(158)	(70)	42
Equity earnings	326	318	(12)	19
Net income	657	928	(95)	12
Earnings attributable to noncontrolling interests	(34)	(33)	20	(9)
Earnings attributable to common shares	612	874	(75)	3

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
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under or supported by our credit facilities, issuances of debt, distributions from our equity method investments, project financing and funding from minority interest owners. We believe that these cash flow sources, combined with available funds, will be adequate to fund our operations in both the short-term and long-term, including to:
▪finance capital expenditures
▪repay long-term debt
▪fund dividends
▪meet liquidity requirements
▪fund capital contribution requirements
▪fund expenditures related to the natural gas leak at SoCalGas’ Aliso Canyon natural gas storage facility

▪repurchase shares of our common stock
▪fund new business or asset acquisitions or start-ups
Sempra, SDG&E and SoCalGas currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow money at reasonable rates from commercial banks, under existing revolving credit facilities, through public offerings registered with the SEC, or through private placements of debt supported by our revolving credit facilities in the case of commercial paper. However, our ability to access the money markets and capital markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if changing economic conditions and disruptions to the money markets and capital markets worsen. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects and other material events, such as significant outflows resulting from the agreements expected to resolve certain material litigation related to the Leak. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our goal to maintain our investment-grade credit ratings.
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

AVAILABLE FUNDS AT MARCH 31, 2022
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$2,519	$528	$613
Available unused credit(2)	7,922	1,500	750
(1)    Amounts at Sempra include $106 held in non-U.S. jurisdictions. We discuss repatriation in Note 1 of the Notes to Condensed Consolidated Financial Statements in this report and Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs. Commercial paper and lines of credit were our primary source of short-term debt funding in the first three months of 2022.
We discuss our short-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first three months of 2022 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra 3.30% fixed rate notes	$750	2025
Sempra 3.70% fixed rate notes	500	2029
SDG&E variable rate term loan	200	2024
SDG&E 3.00% first mortgage bonds	500	2032
SDG&E 3.70% first mortgage bonds	500	2052
SoCalGas 2.95% fixed rate notes	700	2027
Sempra Infrastructure variable rate notes	51	2025
Sempra Infrastructure 3.25% fixed rate notes	400	2032

Payments:	Payments	Maturity
SDG&E 1.914% amortizing first mortgage bonds	17	2022
Sempra Infrastructure amortizing variable rate notes	11	2022
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first three months of 2022.

CREDIT RATINGS AT MARCH 31, 2022

	Sempra	SDG&E	SoCalGas
Moody’s	Baa2 with a stable outlook	A3 with a stable outlook	A2 with a stable outlook
S&P	BBB+ with a negative outlook	BBB+ with a stable outlook	A with a negative outlook
Fitch	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook
A downgrade of Sempra’s or any of its subsidiaries’ credit ratings or rating outlooks may, depending on the severity, result in the imposition of financial and/or other burdensome covenants and a requirement for collateral to be posted in the case of certain financing arrangements and may materially and adversely affect the market prices of their equity and debt securities, the rates at which borrowings are made and commercial paper is issued, and the various fees on their outstanding credit facilities. This could make it more costly for Sempra, SDG&E, SoCalGas and Sempra’s other subsidiaries to issue debt securities, to borrow under credit facilities and to raise certain other types of financing.
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at March 31, 2022.
Loans with Affiliates
At March 31, 2022, Sempra had $626 million in loans due from unconsolidated affiliates and $309 million in loans due to unconsolidated affiliates.
Sempra California
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance and liquidity will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature, litigation and the changing energy marketplace, as well as other matters described in this report. SDG&E and SoCalGas expect that the available unused credit from their credit facilities described above, which also supports their commercial paper programs, cash flows from operations, and debt issuances will continue to be adequate to fund their respective current operations and planned capital expenditures. Additionally, as we discuss below, Sempra elected to make an equity contribution to SoCalGas in 2021 and may elect to make additional equity contributions in the future that are intended to maintain SoCalGas’ approved capital structure in connection with settlement activity associated with the Leak. SDG&E and

SoCalGas manage their capital structures and pay dividends when appropriate and as approved by their respective boards of directors.
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
In connection with the COVID-19 pandemic and at the direction of the CPUC, SDG&E and SoCalGas implemented a number of measures to assist customers, including automatically enrolling residential and small business customers with past-due balances in long-term repayment plans.
In 2021, SDG&E and SoCalGas applied, on behalf of their customers, for financial assistance from the California Department of Community Services and Development under the California Arrearage Payment Program, which provided funds of $63 million and $79 million for SDG&E and SoCalGas, respectively. In the first quarter of 2022, SDG&E and SoCalGas received and applied the amounts directly to eligible customer accounts to reduce past due balances.
SDG&E
Authorized Cost of Capital, Subject to the CCM
As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements, in December 2019, the CPUC approved the cost of capital for SDG&E and SoCalGas that became effective on January 1, 2020 and will remain in effect through December 31, 2022, subject to the CCM.
For the measurement period that ended September 30, 2021, the CCM would trigger for SDG&E, if the CPUC determines that the CCM should be implemented, because the average Moody’s Baa- utility bond index between October 1, 2020 and September 30, 2021 was 1.17% below SDG&E’s CCM benchmark rate of 4.498%. In August 2021, SDG&E filed an application with the CPUC to update its cost of capital effective January 1, 2022 through December 31, 2022 due to the ongoing effects of the COVID-19 pandemic rather than have the CCM apply. In December 2021, the CPUC established a proceeding to determine if SDG&E’s cost of capital was impacted by an extraordinary event such that the CCM should not apply. If the CPUC finds that there was not an extraordinary event, the CCM would be effective retroactive to January 1, 2022 and would automatically adjust SDG&E’s authorized ROE from 10.20% to 9.62% and adjust its authorized cost of debt to reflect the then current embedded cost and projected interest rate. If the CPUC finds that there was an extraordinary event, it will then determine whether to suspend the CCM for 2022 and preserve SDG&E’s current authorized cost of capital or hold a second phase of the proceeding to set a new cost of capital for 2022. SDG&E expects to receive a final decision in the second half of 2022. In December 2021, the CPUC granted SDG&E the establishment of memorandum accounts effective January 1, 2022 to track any differences in revenue requirement resulting from the interim cost of capital decision expected in 2022.
We further discuss the CCM in “Part I – Item 1A. Risk Factors” in the Annual Report.
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totals $353 million at March 31, 2022. We describe the Wildfire Legislation and related accounting treatment and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
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
Wildfire Cost Recovery Mechanism
In July 2021, SDG&E filed a request with the CPUC to establish an interim cost recovery mechanism that would recover in rates 50% of its wildfire mitigation plan costs. The proposed recovery would be incremental to wildfire costs currently authorized in its GRC and would be subject to reasonableness review. In May 2022, the CPUC issued a final decision denying SDG&E’s request and directing SDG&E to file for the review and recovery of its wildfire mitigation plan costs through its next GRC or a separate application.
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
Cost Estimate, Accounting Impact and Insurance. At March 31, 2022, SoCalGas estimates certain costs related to the Leak are $3,314 million (the cost estimate). This cost estimate may increase significantly as more information becomes available. At March 31, 2022, $2,052 million of the cost estimate is accrued in Reserve for Aliso Canyon Costs and $4 million of the cost estimate is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. Sempra elected to make an $800 million equity contribution to SoCalGas in September 2021 and may elect to make additional equity contributions in the future that are intended to maintain SoCalGas’ approved capital structure in connection with settlement activity associated with the Leak. Sempra does not expect to issue common equity to fund any such equity contributions.
Except for the amounts paid or estimated to settle certain legal and regulatory matters, the cost estimate does not include (i) any amounts necessary to resolve claims of Individual Plaintiffs who do not agree to participate in the settlement of the Individual Actions or members of the Property Class Action who opt out of that settlement or (ii) the matters that we describe in “Civil Litigation – Unresolved Litigation” and “Regulatory Proceedings” in Note 11 of the Notes to Condensed Consolidated Financial Statements to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs for damages, restitution, civil or administrative fines or penalties, defense, settlement or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. The costs or losses not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
We have received insurance payments for many of the categories of costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. As of March 31, 2022, we recorded the expected recovery of the cost estimate related to the Leak of $360 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $919 million of insurance proceeds we received through March 31, 2022. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
At March 31, 2022, the Aliso Canyon natural gas storage facility had a net book value of $894 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, incur higher than expected operating costs and/or be required to make additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized. Any such outcome could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Franchise Agreement
In December 2021, the Los Angeles City Council awarded SoCalGas a new, 21-year natural gas franchise following an invitation for bids, which was approved and signed by the City of Los Angeles mayor in January 2022. The 21-year term consists of an initial 13-year term from the effective date, followed by an 8-year term that the City of Los Angeles has the option to terminate. Among other conditions, the new franchise agreement was subject to CPUC approval of the rates and surcharges therein for it to become effective, which SoCalGas received in March 2022. Consistent with its terms, the new agreement went into effect on May 1, 2022, until which time SoCalGas continued to serve customers located in the City of Los Angeles in accordance with the agreement that expired on December 31, 2021, by operation of law.
Sempra Texas Utilities
Oncor relies on external financing as a significant source of liquidity for its capital requirements. In the event that Oncor fails to meet its capital requirements or is unable to access sufficient capital to finance its ongoing needs, we may elect to make additional capital contributions to Oncor (as our commitments to the PUCT prohibit us from making loans to Oncor), which could be substantial and reduce the cash available to us for other purposes, increase our indebtedness and ultimately materially adversely affect our results of operations, financial condition, cash flows and/or prospects. Oncor’s ability to make distributions may be limited by factors such as its credit ratings, regulatory capital requirements, increases in its capital plan, debt-to-equity ratio approved by the PUCT and other restrictions and considerations. In addition, Oncor will not make distributions if a majority of Oncor’s independent directors or any minority member director determines it is in the best interests of Oncor to retain such amounts to meet expected future requirements.
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
In December 2021, we entered into an agreement to sell a 10% NCI in SI Partners to ADIA for cash proceeds of $1.8 billion, subject to adjustments. We expect the transaction will close in the second quarter of 2022. We intend to use the expected proceeds from the sale to ADIA to help fund incremental capital expenditures at Sempra California and Sempra Texas Utilities, to repay commercial paper borrowings used to repurchase $750 million in shares of our common stock ($300 million of which was completed in the fourth quarter of 2021, $200 million of which was completed in the first quarter of 2022 and $250 million of which was completed in the second quarter of 2022), and further strengthen our balance sheet. Our ability to complete the ADIA transaction is subject to a number of risks, including, among others, the ability to obtain regulatory and third-party approvals and satisfy other customary closing conditions. If we are not able to obtain these approvals and satisfy all other closing conditions in a timely manner or on satisfactory terms, then the proposed transaction may be abandoned and/or our prospects for Sempra Infrastructure and, in turn, Sempra’s results of operations, financial condition, cash flows and/or prospects could be materially adversely affected.
Following the closing of the ADIA transaction, Sempra, KKR and ADIA would directly or indirectly own a 70%, 20%, and 10% interest, respectively, in SI Partners. The agreed sale of NCI in SI Partners to ADIA would reduce our ownership interest in SI Partners and require us to involve a new minority partner in making certain business decisions. Moreover, the decrease in our ownership of SI Partners also decreases our share of the cash flows, profits and other benefits these businesses currently or may in the future produce.
LNG and Net-Zero Solutions
Cameron LNG JV Liquefaction Expansion Project (Phase 2). Cameron LNG JV is developing a proposed expansion project that would add one liquefaction train with an expected maximum production capacity of approximately 6.75 Mtpa and would increase the production capacity of the existing three trains through debottlenecking activities. The Cameron LNG JV site can accommodate additional trains beyond the proposed Phase 2 project.
Cameron LNG JV previously received major permits and FTA and non-FTA approvals associated with a potential expansion which included up to two additional liquefaction trains and up to two additional full containment LNG storage tanks. In January 2022, Cameron LNG JV filed an amendment, subject to approval by the FERC, to modify the permits to allow the use of electric drives, instead of gas turbine drives, which would reduce overall emissions. The amendment, if approved, would also change the design from a two-train gas turbine expansion to a one-train electric drive expansion along with other design enhancements that, together, are expected to result in a more cost-effective and efficient facility, while also reducing overall greenhouse gas emissions.
Sempra Infrastructure and the other Cameron LNG JV partners, namely affiliates of TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC, a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha, have entered into an HOA for the potential development of the Phase 2 project. The HOA provides a commercial framework for the proposed project, including the contemplated allocation to Sempra Infrastructure of 50.2% of the projected fourth train production capacity and 25% of the projected debottlenecking capacity from the project under tolling agreements. The HOA contemplates the remaining capacity to be allocated equally to the existing Cameron LNG JV Phase 1 customers. Sempra Infrastructure plans to sell the LNG corresponding to its allocated capacity from the proposed Phase 2 project under long-term sale and purchase agreements prior to making a final investment decision. The HOA is a preliminary, non-binding arrangement. The ultimate participation of and offtake by Sempra Infrastructure, TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC remain subject to negotiation and finalization of definitive agreements, among other factors, and the HOA does not commit any party to participate in, or enter into definitive agreements with respect to, the Phase 2 project.
Sempra Infrastructure, the other Cameron LNG JV partners, and Cameron LNG JV have entered into a Project Development Agreement under which Sempra Infrastructure, subject to certain conditions and ongoing approvals by the Cameron LNG JV board, will manage and lead the Phase 2 development work up to a final investment decision by Cameron LNG JV.
Cameron LNG JV, upon the unanimous approval of the Cameron LNG JV board, awarded two Front-End Engineering Design (FEED) contracts, one to Bechtel Energy Inc. and the other to a joint venture between JGC America Inc. and Zachry Industrial Inc. At the conclusion of the resulting competitive FEED process, one contractor is expected to be selected to be the EPC contractor for the proposed Phase 2 project.
In connection with the execution of the Phase 2 Project Development Agreement and the award of the FEED contracts, the Cameron LNG JV board unanimously approved an expansion development budget to fund, subject to the terms of the Project Development Agreement, development work necessary to prepare for a potential final investment decision.
Expansion of the Cameron LNG JV liquefaction facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, scope restrictions on expansion of the project unless appropriate prior consent is obtained from the existing project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Sempra Infrastructure is working under the framework established in the Phase 2 Project Development

Agreement and targeting completing the FEED work in the summer of 2023 and expects to be in a position to make a final investment decision shortly thereafter. The timing of when or if Cameron LNG JV will receive approval from the FERC to amend its permits and from the existing project lenders to conduct the expansion under its financing agreements is uncertain, and there is no assurance that Sempra Infrastructure will complete the necessary development work or that the Cameron LNG JV members will unanimously agree in a timely manner or at all on making a final investment decision, which, if not accomplished, would materially and adversely impact the development of the Phase 2 project.
The development of the potential Cameron LNG JV Phase 2 project is subject to numerous other risks and uncertainties, including securing binding customer commitments; reaching unanimous agreement with our partners to proceed; obtaining and maintaining a number of permits and regulatory approvals, including approval from the FERC for amendments to existing permits; securing certain consents under the existing financing agreements and securing sufficient new financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract and definitive Cameron LNG JV tolling and governance agreements; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
ECA LNG Liquefaction Export Projects. Sempra Infrastructure is developing two separate natural gas liquefaction export projects at its existing ECA Regas Facility. The liquefaction export projects, which are planned for development in two phases (a mid-scale project by ECA LNG Phase 1 that is under construction and a proposed large-scale project by ECA LNG Phase 2), are being developed to provide buyers with direct access to North American west coast LNG supplies. We do not expect the construction or operation of the ECA LNG Phase 1 project to disrupt operations at the ECA Regas Facility, but have planned measures to limit disruption of operations should any arise. However, construction of the proposed ECA LNG Phase 2 project would conflict with the current operations at the ECA Regas Facility, which currently has long-term regasification contracts for 100% of the regasification facility’s capacity through 2028, making the decisions on whether, when and how to pursue the ECA LNG Phase 2 project dependent in part on whether the investment in a large-scale liquefaction facility would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts.
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
In February 2020, we entered into an EPC contract with Technip Energies for the engineering, procurement and construction of the ECA LNG Phase 1 project. Since reaching a positive final investment decision with respect to the project in November 2020, Technip Energies has been working to construct the ECA LNG Phase 1 project. The total price of the EPC contract is estimated at approximately $1.5 billion. We estimate that capital expenditures will approximate $2.0 billion, including capitalized interest and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ, perhaps substantially, from our estimates. We expect ECA LNG Phase 1 to begin producing LNG by the end of 2024.
In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement for an aggregate principal amount of up to $1.6 billion, of which $392 million was outstanding at March 31, 2022. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project. We discuss the details of this loan in Note 7 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
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
In February 2020, we entered into an EPC contract with Bechtel for the proposed Port Arthur LNG liquefaction project. The EPC contract contemplates the construction of two liquefaction trains with a nameplate capacity of approximately 13.5 Mtpa, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. In December 2020, we amended and restated the EPC contract to reflect an estimated price of approximately $8.7 billion. Since we did not issue a full notice to proceed by July 15, 2021, agreement by both parties on an amendment to the EPC contract is necessary to proceed. On April 8, 2022, we entered into an agreement with Bechtel to provide a revised proposal for the EPC contract price and the EPC schedule for the proposed Port Arthur LNG liquefaction project. Bechtel is scheduled to issue this revised proposal in August 2022 for Sempra Infrastructure’s consideration. Any agreement on such an amendment to the EPC contract by both parties or on favorable terms to Sempra Infrastructure cannot be assured.
We are progressing the development of the proposed Port Arthur LNG liquefaction export project and we are evaluating the optimal project design and structure as well as the potential timing for a final investment decision taking into account market demands given the current geopolitical environment and our ongoing discussions with prospective LNG buyers and equity investors. We also continue to evaluate overall opportunities to develop the entirety of the Port Arthur site as well as potential design changes for the proposed LNG project that could reduce overall emissions, including a facility design utilizing electric drives, renewable power sourcing and other technological solutions, which may apply to future expansions.
Development of the Port Arthur LNG liquefaction export project is subject to a number of risks and uncertainties, including obtaining customer commitments; identifying suitable project partners; completing the required commercial agreements, such as equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; completing construction contracts, including an amendment to the EPC contract with Bechtel; securing and maintaining all necessary permits and approvals; obtaining financing and incentives, such as obtaining property tax abatement; reaching a positive final investment decision; and other factors associated with the potential investment. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Vista Pacifico LNG Liquefaction Export Project. Sempra Infrastructure is developing Vista Pacifico LNG, a potential natural gas liquefaction, storage, and mid-scale export facility proposed to be located in the vicinity of Topolobampo in Sinaloa, Mexico, under an MOU with the CFE that contemplates the negotiation of definitive agreements that would cover development of Vista Pacifico LNG, as well as a separate natural gas regasification project in La Paz Baja California Sur, and the potential re-routing of a portion of the Guaymas-El Oro segment of the Sonora pipeline and resumption of its operations through mutual agreements between the CFE and the Yaqui tribe. The MOU is a preliminary, non-binding arrangement. The proposed LNG export terminal would be supplied with U.S. natural gas and would use excess natural gas and pipeline capacity on existing pipelines in Mexico with the intent of helping to meet growing demand for natural gas and LNG in the Mexican and Pacific markets. In November 2020, Sempra Infrastructure filed an application with the DOE to permit the export of natural gas to Mexico and for LNG produced from the proposed Vista Pacifico LNG facility to be re-exported to all current and future FTA and non-FTA countries. In April 2021, the DOE granted Vista Pacifico’s LNG export authorization application for FTA countries.
In March 2022, TotalEnergies SE and Sempra Infrastructure entered into an MOU that contemplates TotalEnergies SE potentially contracting approximately one-third of the long-term export production of the proposed Vista Pacifico LNG project and potentially participating as a minority partner in the project. The MOU is a preliminary, non-binding arrangement. The ultimate participation of and offtake by TotalEnergies SE remain subject to negotiation and finalization of definitive agreements, among other factors, and TotalEnergies SE has no commitment to participate in, or enter into an offtake agreement with respect to, the Vista Pacifico LNG project unless such definitive agreements are established.
The development of the potential Vista Pacifico LNG project (as well as the other projects subject to the MOU with the CFE discussed above) is subject to numerous risks and uncertainties, including securing binding customer commitments; obtaining and maintaining a number of permits and regulatory approvals; securing financing; identifying suitable project partners; negotiating and completing suitable commercial agreements, including definitive EPC contracts, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a positive final investment decision; the impact of recent and proposed changes to the law in Mexico; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Hackberry Carbon Sequestration Project. Sempra Infrastructure is developing the potential Hackberry carbon sequestration project near Hackberry, Louisiana. This proposed project in development is designed to permanently sequester carbon dioxide from Cameron LNG JV. In the third quarter of 2021, Sempra Infrastructure filed an application with the U.S. Environmental Protection Agency for a Class VI carbon injection well to advance this project.
The development of the potential Hackberry carbon sequestration project is subject to numerous risks and uncertainties, including obtaining required consents from the Cameron LNG JV partners, securing binding customer commitments; identifying suitable project partners; obtaining and maintaining a number of permits and regulatory approvals; securing financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, and equity acquisition and governance agreements; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
In July 2020, Sempra entered into a Support Agreement, which contains a guarantee and represents a variable interest, for the benefit of CFIN with a maximum exposure to loss of $979 million. The guarantee will terminate upon full repayment of the guaranteed debt by 2039, including repayment following an event in which the guaranteed debt is put to Sempra. We discuss this guarantee in Notes 1, 6 and 9 of the Notes to Consolidated Financial Statements in the Annual Report.
Energy Networks
Construction Projects. Sempra Infrastructure is currently constructing additional terminals for the receipt, storage, and delivery of liquid fuels in the vicinity of Puebla and Topolobampo. As part of an industrywide audit and investigative process initiated by the CRE to enforce fuel procurement laws, federal prosecutors conducted inspections at several refined products terminals, including Sempra Infrastructure’s refined products terminal in Puebla, to confirm that the gasoline and/or diesel in storage were legally imported. During the inspection of the Puebla terminal in September 2021, a federal prosecutor took samples from all the train and storage tanks in the terminal and ordered that the facility be temporarily shut down during the pendency of the analysis of the samples and investigation, while leaving the terminal in Sempra Infrastructure’s custody. In addition, in November 2021, the CRE notified Sempra Infrastructure of the commencement of an administrative proceeding for revoking the storage permit at the Puebla terminal due to alleged breach of its terms and conditions. Although Sempra Infrastructure filed an amparo lawsuit against the closure and has submitted proof of the legal origin of the products to the prosecutor’s office, we are unable to predict when the investigation will be completed, the outcome of the administrative proceeding or whether the facility will be able to commence commercial operations. If the terminal were to be shut down, storage permits were to be revoked or commissioning operations significantly curtailed for an extended period of time, Sempra’s results of operations, financial condition, cash flows and/or prospects could be materially adversely affected. We expect to finalize construction and start commissioning activities of the Topolobampo project in the second quarter of 2022 and to commence commercial operations in the second half of 2022, subject to the receipt of certain pending permits. The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
In March 2022, TotalEnergies SE and Sempra Infrastructure entered into an MOU that provides a framework for cooperation in the development of North American renewable energy projects. The MOU includes the potential acquisition by Sempra Infrastructure of a target of 30% of TotalEnergies SE’s 80% equity interest in a proposed offshore wind project in California that is under development, which would result in an acquisition of 24% of the total equity interest in the project, and the potential acquisition by TotalEnergies SE of a targeted 30% equity interest in certain renewable and energy storage development projects that are under development by Sempra Infrastructure in Northern Mexico. The MOU is a preliminary, non-binding arrangement. The ultimate participation of TotalEnergies SE and/or Sempra Infrastructure remain subject to negotiation and finalization of definitive agreements, among other factors, and TotalEnergies SE and Sempra Infrastructure have no commitment to participate in any or all these projects unless such definitive agreements are established.
Acquisition of ESJ. As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements, in March 2021, Sempra Infrastructure increased its ownership interest in ESJ from 50% to 100% by acquiring Saavi Energía’s 50% equity interest in ESJ.
Legal and Regulatory Matters
See Note 11 of the Notes to Condensed Consolidated Financial Statements for discussions of the following legal and regulatory matters affecting our operations in Mexico:
Energía Costa Azul
▪Land Disputes
▪Environmental and Social Impact Permits
One or more unfavorable final decisions on these land disputes or environmental and social impact permit challenges could materially adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility and have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
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
▪Offtakers of Legacy Generation Permits
▪Amendments to Mexico’s Electricity Industry Law
▪Amendments to Mexico’s Hydrocarbons Law

Sempra Infrastructure and other parties affected by these resolutions, orders, decrees, regulations and proposed amendments to Mexican law have challenged them by filing amparo and other claims, some of which have been granted injunctive relief. The court-ordered injunctions or suspensions provide temporary relief until Mexico’s federal district court or Supreme Court ultimately resolves the amparo and other claims. An unfavorable decision on one or more of these amparo or other challenges, the potential for extended disputes, or the possibility of future reforms to the energy industry through further amendments to Mexican laws, rules or the constitution may impact our ability to operate our facilities at existing levels or at all, may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, may result in decreased revenues and cash flows, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on our business, results of operations, financial condition, cash flows and/or prospects.

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2022	$1,607	$670	$741
2021	1,502	396	799
Change	$105	$274	$(58)

Change in accounts receivable	$266	$(34)	$252
Net increase in Reserve for Aliso Canyon Costs, current and noncurrent, due to $93 higher accruals offset by $5 higher payments	88		88
Change in regulatory liabilities	43	42
Change in customer deposits	38	11	28
Change in net margin posted at Sempra Infrastructure	29
Increase in seasonal liability related to temporary last-in, first-out liquidation in 2022 primarily due to changes in natural gas inventory value	28		28
Change in inventory	13	18	(50)
Change in net overcollected regulatory balancing accounts (including long-term amounts in regulatory assets)	(9)	174	(183)
(Lower) higher net income, adjusted for noncash items included in earnings	(12)	35	36
Proceeds received in 2021 from Insurance Receivable for Aliso Canyon	(31)		(31)
Change in income taxes receivable/payable, net	(148)	35	(108)
Change in accounts payable	(184)	(8)	(137)
Other	(16)	1	19
	$105	$274	$(58)

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2022	$(1,290)	$(552)	$(468)
2021	(1,301)	(555)	(459)
Change	$11	$3	$(9)

Acquisition of 50% interest in ESJ in March 2021 for $79, net of $14 of cash and cash equivalents acquired	$65
(Increase) decrease in capital expenditures	(23)	$3	$(9)
Higher contributions to Oncor Holdings	(35)
Other	4
	$11	$3	$(9)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2022	$1,638	$385	$303
2021	(407)	(94)	(141)
Change	$2,045	$479	$444

Higher issuances of long-term debt	$3,483	$1,195	$697
Lower payments on long-term debt and finance leases	1,054	199
Higher issuances of short-term debt with maturities greater than 90 days	438
(Higher) lower common dividends paid	(48)		25
Distributions to KKR in 2022	(53)
Higher repurchases of common stock	(189)
Higher payments for commercial paper and other short-term debt with maturities greater than 90 days	(1,009)	(375)
Change in borrowings and repayments of short-term debt, net	(1,652)	(531)	(272)
Other	21	(9)	(6)
	$2,045	$479	$444
Capital Expenditures, Investments and Acquisitions

EXPENDITURES FOR PP&E, INVESTMENTS AND ACQUISITIONS
(Dollars in millions)
	Three months ended March 31,
	2022	2021
SDG&E	$552	$555
SoCalGas	468	459
Sempra Texas Utilities	85	50
Sempra Infrastructure	182	231
Parent and other	2	1
Total	$1,289	$1,296
The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT, and various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors” in the Annual Report. In 2022, we expect to make capital expenditures and investments of approximately $6.2 billion (which excludes capital expenditures that will be funded by unconsolidated entities), as we discuss in “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report.

CRITICAL ACCOUNTING ESTIMATES
Management views certain accounting estimates as critical because their application is the most relevant, judgmental and/or material to our financial position and results of operations, and/or because they require the use of material judgments and estimates. We discuss critical accounting estimates in “Part II – Item 7. MD&A” in the Annual Report.

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
COMMODITY PRICE RISK
Sempra Infrastructure is generally exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first three months of 2022, a hypothetical 10% unfavorable change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $10 million at March 31, 2022 compared to $3 million at December 31, 2021.
The one-day value at risk for SDG&E and SoCalGas’ commodity positions were $2 million and negligible, respectively, at March 31, 2022 compared to $5 million and $1 million, respectively, at December 31, 2021.
INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	March 31, 2022			December 31, 2021
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$—	$—	$—	$1,161	$776	$385
Other	2,183	—	—	2,310	—	—
Long-term:
Sempra California fixed-rate	$12,559	$7,400	$5,159	$10,876	$6,417	$4,459
Sempra California variable-rate	500	200	300	300	—	300
Other fixed-rate	10,235	—	—	8,591	—	—
Other variable-rate	392	—	—	341	—	—
(1)    After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments and reductions for unamortized discount and debt issuance costs, and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at March 31, 2022 increased or decreased by 10%, the change in earnings over the 12-month period ending March 31, 2023 would be approximately $2 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at March 31, 2022, after considering the effects of interest rate swaps, the change in earnings over the 12-month period ending March 31, 2023 would be approximately $1 million.
FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposures in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At March 31, 2022, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2021.

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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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

ITEM 1A. RISK FACTORS
When evaluating our company and its subsidiaries and any investment in our or their securities, you should consider carefully the risk factors and all other information contained in this report and in the other documents we file with the SEC (including those filed subsequent to this report), including the factors discussed in “Part I – Item 2. MD&A” in this report and “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A” in the Annual Report. Any of the risks and other information discussed in this report or any of the risk factors discussed in “Part I – Item 1A. Risk Factors” or “Part II – Item 7. MD&A” in the Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, could materially adversely affect our results of operations, financial condition, cash flows, prospects and/or the trading prices of our securities or those of our subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
On July 6, 2020, our board of directors authorized the repurchase of shares of our common stock at any time and from time to time in an aggregate amount not to exceed the lesser of $2 billion or amounts spent to purchase no more than 25 million shares. This repurchase authorization was publicly announced on August 5, 2020 and has no expiration date. As of May 5, 2022, a maximum of $1.25 billion and no more than 19,632,529 shares may yet be purchased under this repurchase authorization.
The following table sets forth information about our common stock repurchase activity for the three months ended March 31, 2022:

PURCHASES OF EQUITY SECURITIES
(Dollars in millions, except per share amounts)
	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1, 2022 - January 31, 2022	1,177,856	$135.80	1,177,856	$1,540
February 1, 2022 - February 28, 2022	294,900	$135.80	294,900	$1,500
Total	1,472,756	$135.80	1,472,756	$1,500
(1)    On January 11, 2022, we entered into an ASR program under which we prepaid $200 to repurchase shares of our common stock in a share forward transaction. The total number of shares purchased was determined by dividing the $200 purchase price by the arithmetic average of the volume-weighted average trading prices of shares of our common stock during the valuation period of January 12, 2022 through February 11, 2022, minus a fixed discount. The ASR program was completed on February 11, 2022.

In addition, on April 6, 2022, we entered into an ASR program under which we prepaid $250 million to repurchase shares of our common stock in a share forward transaction. A total of 1,471,957 shares were purchased under this program at an average price of $169.84 per share. The total number of shares purchased was determined by dividing the $250 million purchase price by the arithmetic average of the volume-weighted average trading prices of shares of our common stock during the valuation period of April 7, 2022 through April 25, 2022, minus a fixed discount. The ASR program was completed on April 25, 2022.
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

Sempra Energy
4.1	Officers’ Certificate of the Company, including the form of 3.300% Note due 2025 and the form of 3.700% Note due 2029.		8-K	4.1	03/24/22

Sempra Energy / San Diego Gas & Electric Company

4.2	Seventy-Second Supplemental Indenture, dated as of March 11, 2022.		8-K	4.1	03/11/22

4.3	Seventy-Third Supplemental Indenture, dated as of March 11, 2022.		8-K	4.2	03/11/22

Sempra Energy / Southern California Gas Company
4.4	Officers’ Certificate of Southern California Gas Company, including the form of its 2.950% Note due 2027.		8-K	4.1	03/14/22

4.5	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of March 29, 2022.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra Energy:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: May 5, 2022	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 5, 2022	By: /s/ Valerie A. Bille
Valerie A. Bille
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 5, 2022	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny
Chief Financial Officer, Controller and Chief Accounting Officer (Duly Authorized Officer)