Form 10-Q
period 2022-06-30
SEMPRA ENERGY; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2022-08-04
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		June 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

Sempra Energy	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on August 1, 2022:

Sempra Energy	314,310,331 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

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

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASR	accelerated share repurchase
ASU	Accounting Standards Update
Bcf	billion cubic feet
Bechtel	Bechtel Oil, Gas and Chemicals, Inc.
Blade	Blade Energy Partners
bps	basis points
CalGEM	California Geologic Energy Management Division
Cameron LNG JV	Cameron LNG Holdings, LLC
CCA	Community Choice Aggregation
CCM	cost of capital adjustment mechanism
CENACE	Centro Nacional de Control de Energía (Mexico’s National Center for Energy Control)
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EPC	engineering, procurement and construction
EPS	earnings (losses) per common share
ESJ	Energía Sierra Juárez, S. de R.L. de C.V.
ETR	effective income tax rate
FEED	Front-End Engineering Design
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FTA	Free Trade Agreement
Gazprom	Gazprom Marketing & Trading México S. de R.L. de C.V.
GRC	General Rate Case
HOA	Heads of Agreement
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IMG	Infraestructura Marina del Golfo
IOU	investor-owned utility
ISO	Independent System Operator
JV	joint venture

GLOSSARY (CONTINUED)

KKR	KKR Pinnacle Investor L.P. (as successor-in-interest to KKR Pinnacle Aggregator L.P.), an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mexican Stock Exchange	Bolsa Mexicana de Valores, S.A.B. de C.V., or BMV
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
OSC	Order to Show Cause
PA LNG Phase 1 project	initial phase of the proposed Port Arthur LNG liquefaction export project
PA LNG Phase 2 project	second phase of the proposed Port Arthur LNG liquefaction export project
PG&E	Pacific Gas and Electric Company
PGNiG	Polish Oil & Gas Company
PP&E	property, plant and equipment
PPA	power purchase agreement
PUCT	Public Utility Commission of Texas
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
ROE	return on equity
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
Saavi Energía	Saavi Energía S. de R.L. de C.V.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
Sempra	Sempra Energy doing business as Sempra, together with its consolidated entities unless otherwise stated or indicated by the context
Sempra California	San Diego Gas & Electric Company and Southern California Gas Company, collectively
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	6% mandatory convertible preferred stock, series A
series B preferred stock	6.75% mandatory convertible preferred stock, series B
Shell Mexico	Shell México Gas Natural, S. de R.L. de C.V.
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation

GLOSSARY (CONTINUED)

SoCalGas	Southern California Gas Company
SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement
Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG	TAG Norte Holding, S. de R.L. de C.V.
TdM	Termoeléctrica de Mexicali
Technip Energies	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V.
U.S. GAAP	generally accepted accounting principles in the United States of America
VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future, involve risks and uncertainties, and are not guarantees. Future results may differ materially from those expressed or implied in any forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the filing date of this report. We assume no obligation to update or revise any forward-looking statement as a result of new information, future events or other factors.
Forward-looking statements can be identified by words such as “believes,” “expects,” “intends,” “anticipates,” “contemplates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “construct,” “develop,” “opportunity,” “target,” “outlook,” “maintain,” “continue,” “progress,” “advance,” “goal,” “aim,” “commit,” or similar expressions, or when we discuss our guidance, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include risks and uncertainties relating to:
▪California wildfires, including the risks that we may be found liable for damages regardless of fault and that we may not be able to recover all or a substantial portion of costs from insurance, the Wildfire Fund, in rates from customers or a combination thereof
▪decisions, investigations, regulations, issuances or revocations of permits and other authorizations, renewals of franchises, and other actions by (i) the CPUC, CRE, DOE, FERC, PUCT, and other regulatory and governmental bodies and (ii) the U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries in which we do business
▪the success of business development efforts, construction projects and acquisitions and divestitures, including risks in (i) being able to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) realizing anticipated benefits from any of these efforts if completed, and (iv) obtaining the consent or approval of partners or other third parties, including governmental and regulatory bodies
▪civil and criminal litigation, regulatory inquiries, investigations, arbitrations, property disputes and other proceedings, including those related to the Leak
▪changes to laws and regulations, including certain of Mexico’s laws and rules that impact energy supplier permitting, energy contract rates, the electricity industry generally and the import, export, transport and storage of hydrocarbons
▪cybersecurity threats, including by state and state-sponsored actors, to the energy grid, storage and pipeline infrastructure, information and systems used to operate our businesses, and confidentiality of our proprietary information and personal information of our customers and employees, including ransomware attacks on our systems and the systems of third-parties with which we conduct business, all of which have become more pronounced due to recent geopolitical events and other uncertainties, such as the war in Ukraine
▪failure of foreign governments, state-owned entities and our counterparties to honor their contracts and commitments
▪actions by credit rating agencies to downgrade our credit ratings or to place those ratings on negative outlook and our ability to borrow on favorable terms and meet our debt service obligations
▪the impact of energy and climate policies, laws, rules and disclosures, as well as related goals and actions of companies in our industry, including actions to reduce or eliminate reliance on natural gas generally and any deterioration of or increased uncertainty in the political or regulatory environment for California natural gas distribution companies and the risk of nonrecovery for stranded assets
▪the pace of the development and adoption of new technologies in the energy sector, including those designed to support governmental and private party energy and climate goals, and our ability to timely and economically incorporate them into our businesses
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, acts of terrorism, information system outages or other events that disrupt our operations, damage our facilities and systems, cause the release of harmful materials, cause fires or subject us to liability for damages, fines and penalties, some of which may be disputed or not covered by insurers, may not be recoverable through regulatory mechanisms or may impact our ability to obtain satisfactory levels of affordable insurance
▪inflationary and interest rate pressures, volatility in foreign currency exchange rates and commodity prices, our ability to effectively hedge these risks, and their impact, as applicable, on SDG&E’s and SoCalGas’ cost of capital and the affordability of customer rates
▪the availability of electric power, natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid or limitations on the withdrawal of natural gas from storage facilities

▪the impact of the COVID-19 pandemic on capital projects, regulatory approvals and the execution of our operations
▪the impact at SDG&E on competitive customer rates and reliability due to growth in distributed and local power generation, including from departing retail load resulting from customers transferring to CCA and Direct Access, and the risk of nonrecovery for stranded assets and contractual obligations
▪Oncor’s ability to eliminate or reduce its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪changes in tax and trade policies, laws and regulations, including tariffs, revisions to international trade agreements and sanctions, such as those that have been imposed and that may be imposed in the future in connection with the war in Ukraine, which may increase our costs, reduce our competitiveness, impact our ability to do business with certain counterparties, or impair our ability to resolve trade disputes
▪other uncertainties, some of which are difficult to predict and beyond our control
We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)
REVENUES
Utilities:
Natural gas	$1,704	$1,278	$4,024	$3,055
Electric	1,189	1,156	2,306	2,224
Energy-related businesses	654	307	1,037	721
Total revenues	3,547	2,741	7,367	6,000

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(528)	(261)	(1,330)	(610)
Cost of electric fuel and purchased power	(251)	(284)	(456)	(516)
Energy-related businesses cost of sales	(289)	(119)	(424)	(228)
Operation and maintenance	(1,162)	(1,024)	(2,248)	(2,025)
Aliso Canyon litigation and regulatory matters	(45)	—	(137)	—
Depreciation and amortization	(501)	(463)	(994)	(905)
Franchise fees and other taxes	(150)	(138)	(312)	(291)
Other (expense) income, net	(1)	72	37	107
Interest income	15	15	40	34
Interest expense	(271)	(258)	(514)	(517)
Income before income taxes and equity earnings	364	281	1,029	1,049
Income tax expense	(80)	(139)	(414)	(297)
Equity earnings	375	313	701	631
Net income	659	455	1,316	1,383
Earnings attributable to noncontrolling interests	(88)	(10)	(122)	(43)
Preferred dividends	(11)	(20)	(22)	(41)
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$559	$424	$1,171	$1,298

Basic EPS:
Earnings	$1.78	$1.38	$3.71	$4.27
Weighted-average common shares outstanding	314,845	307,800	315,595	304,372

Diluted EPS:
Earnings	$1.77	$1.37	$3.70	$4.24
Weighted-average common shares outstanding	315,867	308,607	316,647	306,284
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended June 30, 2022 and 2021
2022:
Net income	$651	$(80)	$571	$88	$659
Other comprehensive income (loss):
Foreign currency translation adjustments	2	—	2	—	2
Financial instruments	65	(17)	48	15	63
Pension and other postretirement benefits	4	(1)	3	—	3
Total other comprehensive income	71	(18)	53	15	68
Comprehensive income	722	(98)	624	103	727
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$721	$(98)	$623	$103	$726
2021:
Net income	$584	$(139)	$445	$10	$455
Other comprehensive income (loss):
Foreign currency translation adjustments	5	—	5	1	6
Financial instruments	(14)	2	(12)	(6)	(18)
Pension and other postretirement benefits	1	(1)	—	—	—
Total other comprehensive loss	(8)	1	(7)	(5)	(12)
Comprehensive income	576	(138)	438	5	443
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$575	$(138)	$437	$5	$442

	Six months ended June 30, 2022 and 2021
2022:
Net income	$1,608	$(414)	$1,194	$122	$1,316
Other comprehensive income (loss):
Foreign currency translation adjustments	5	—	5	1	6
Financial instruments	167	(41)	126	35	161
Pension and other postretirement benefits	13	(2)	11	—	11
Total other comprehensive income	185	(43)	142	36	178
Comprehensive income	1,793	(457)	1,336	158	1,494
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,792	$(457)	$1,335	$158	$1,493
2021:
Net income	$1,637	$(297)	$1,340	$43	$1,383
Other comprehensive income (loss):
Financial instruments	107	(27)	80	9	89
Pension and other postretirement benefits	18	(4)	14	—	14
Total other comprehensive income	125	(31)	94	9	103
Comprehensive income	1,762	(328)	1,434	52	1,486
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,761	$(328)	$1,433	$52	$1,485
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2022	2021(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,931	$559
Restricted cash	103	19
Accounts receivable – trade, net	1,839	2,071
Accounts receivable – other, net	323	398
Due from unconsolidated affiliates	646	23
Income taxes receivable	73	79
Inventories	377	389
Prepaid expenses	173	260
Regulatory assets	145	271
Greenhouse gas allowances	98	97
Other current assets	194	209
Total current assets	5,902	4,375

Other assets:
Restricted cash	59	3
Due from unconsolidated affiliates	—	637
Regulatory assets	2,465	2,011
Insurance receivable for Aliso Canyon costs	344	360
Greenhouse gas allowances	643	422
Nuclear decommissioning trusts	863	1,012
Dedicated assets in support of certain benefit plans	498	567
Deferred income taxes	138	151
Right-of-use assets – operating leases	580	594
Investment in Oncor Holdings	13,301	12,947
Other investments	1,792	1,525
Goodwill	1,602	1,602
Other intangible assets	357	370
Wildfire fund	317	331
Other long-term assets	1,319	1,244
Total other assets	24,278	23,776

Property, plant and equipment:
Property, plant and equipment	60,855	58,940
Less accumulated depreciation and amortization	(15,453)	(15,046)
Property, plant and equipment, net	45,402	43,894
Total assets	$75,582	$72,045
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2022	2021(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$955	$3,471
Accounts payable – trade	1,604	1,671
Accounts payable – other	215	178
Dividends and interest payable	609	563
Accrued compensation and benefits	334	479
Regulatory liabilities	307	359
Current portion of long-term debt and finance leases	303	106
Reserve for Aliso Canyon costs	2,003	1,980
Greenhouse gas obligations	98	97
Other current liabilities	1,122	1,131
Total current liabilities	7,550	10,035

Long-term debt and finance leases	24,661	21,068

Deferred credits and other liabilities:
Due to unconsolidated affiliates	282	287
Regulatory liabilities	3,295	3,402
Greenhouse gas obligations	392	225
Pension and other postretirement benefit plan obligations, net of plan assets	678	687
Deferred income taxes	4,212	3,477
Asset retirement obligations	3,467	3,375
Deferred credits and other	1,992	2,070
Total deferred credits and other liabilities	14,318	13,523

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized):
Preferred stock, series C (0.9 million shares outstanding)	889	889
Common stock (750 million shares authorized; 314 million and 317 million shares outstanding at June 30, 2022 and December 31, 2021, respectively; no par value)	12,121	11,862
Retained earnings	13,998	13,548
Accumulated other comprehensive income (loss)	(167)	(318)
Total Sempra Energy shareholders’ equity	26,841	25,981
Preferred stock of subsidiary	20	20
Other noncontrolling interests	2,192	1,418
Total equity	29,053	27,419
Total liabilities and equity	$75,582	$72,045
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,316	$1,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	994	905
Deferred income taxes and investment tax credits	379	193
Equity earnings	(701)	(631)
Foreign currency transaction losses (gains), net	22	(7)
Share-based compensation expense	32	34
Fixed-price contracts and other derivatives	122	199
Other	101	54
Net change in working capital components	(3)	(63)
Insurance receivable for Aliso Canyon costs	16	31
Distributions from investments	403	532
Changes in other noncurrent assets and liabilities, net	(317)	(375)
Net cash provided by operating activities	2,364	2,255

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,361)	(2,424)
Expenditures for investments and acquisitions	(181)	(165)
Purchases of nuclear decommissioning trust assets	(397)	(542)
Proceeds from sales of nuclear decommissioning trust assets	397	542
Advances to unconsolidated affiliates	—	(8)
Distributions from investments	—	4
Other	7	5
Net cash used in investing activities	(2,535)	(2,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(711)	(634)
Preferred dividends paid	(22)	(68)
Issuances of common stock	3	5
Repurchases of common stock	(476)	(38)
Issuances of debt (maturities greater than 90 days)	4,818	285
Payments on debt (maturities greater than 90 days) and finance leases	(1,543)	(1,432)
(Decrease) increase in short-term debt, net	(2,011)	1,584
Advances from unconsolidated affiliates	18	20
Proceeds from sale of noncontrolling interests, net	1,732	7
Purchases of noncontrolling interests	—	(10)
Distributions to noncontrolling interests	(106)	—
Contributions from noncontrolling interests	13	—
Other	(30)	(1)
Net cash provided by (used in) financing activities	1,685	(282)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	1

Increase (decrease) in cash, cash equivalents and restricted cash	1,512	(614)
Cash, cash equivalents and restricted cash, January 1	581	985
Cash, cash equivalents and restricted cash, June 30	$2,093	$371
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Six months ended June 30,
	2022	2021
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$466	$488
Income tax payments, net of refunds	233	73

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in Cameron LNG JV investment for guarantee	—	22
Repayment of advances from unconsolidated affiliate in lieu of distribution	32	—
Accrued capital expenditures	476	526
Increase in finance lease obligations for investment in PP&E	22	24
Increase in ARO for investment in PP&E	55	8
Issuance of common stock in exchange for NCI and related AOCI	—	1,373
Common dividends declared but not paid	359	347
Conversion of mandatory convertible preferred stock	—	1,693
Preferred dividends declared but not paid	11	20
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended June 30, 2022
Balance at March 31, 2022	$889	$11,656	$13,798	$(229)	$26,114	$1,446	$27,560

Net income			571		571	88	659
Other comprehensive income				53	53	15	68

Share-based compensation expense		15			15		15
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($1.14/share)			(359)		(359)		(359)
Preferred dividends of subsidiary			(1)		(1)		(1)
Repurchases of common stock		(250)			(250)		(250)
Noncontrolling interest activities:
Contributions						7	7
Distributions						(53)	(53)
Sale		700		9	709	709	1,418
Balance at June 30, 2022	$889	$12,121	$13,998	$(167)	$26,841	$2,212	$29,053

	Three months ended June 30, 2021
Balance at March 31, 2021	$1,454	$8,730	$14,214	$(399)	$23,999	$1,609	$25,608

Net income			445		445	10	455
Other comprehensive loss				(7)	(7)	(5)	(12)

Share-based compensation expense		17			17		17
Dividends declared:
Series B preferred stock ($1.69/share)			(9)		(9)		(9)
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($1.10/share)			(347)		(347)		(347)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		5			5		5
Repurchases of common stock		(1)			(1)		(1)
Noncontrolling interest activities:
Purchases		1,399		(38)	1,361	(1,373)	(12)
Balance at June 30, 2021	$1,454	$10,150	$14,291	$(444)	$25,451	$241	$25,692
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Six months ended June 30, 2022
Balance at December 31, 2021	$889	$11,862	$13,548	$(318)	$25,981	$1,438	$27,419

Net income			1,194		1,194	122	1,316
Other comprehensive income				142	142	36	178

Share-based compensation expense		32			32		32
Dividends declared:
Series C preferred stock ($24.38/share)			(22)		(22)		(22)
Common stock ($2.29/share)			(721)		(721)		(721)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		3			3		3
Repurchases of common stock		(476)			(476)		(476)
Noncontrolling interest activities:
Contributions						13	13
Distributions						(106)	(106)
Sale		700		9	709	709	1,418
Balance at June 30, 2022	$889	$12,121	$13,998	$(167)	$26,841	$2,212	$29,053

	Six months ended June 30, 2021
Balance at December 31, 2020	$3,147	$7,053	$13,673	$(500)	$23,373	$1,561	$24,934

Net income			1,340		1,340	43	1,383
Other comprehensive income				94	94	9	103

Share-based compensation expense		34			34		34
Dividends declared:
Series B preferred stock ($3.38/share)			(19)		(19)		(19)
Series C preferred stock ($24.38/share)			(22)		(22)		(22)
Common stock ($2.20/share)			(680)		(680)		(680)
Preferred dividends of subsidiary			(1)		(1)		(1)
Conversion of series A preferred stock	(1,693)	1,693			—		—
Issuances of common stock		5			5		5
Repurchases of common stock		(38)			(38)		(38)
Noncontrolling interest activities:
Purchases		1,399		(38)	1,361	(1,373)	(12)
Sale		4			4	1	5
Balance at June 30, 2021	$1,454	$10,150	$14,291	$(444)	$25,451	$241	$25,692
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)
Operating revenues
Electric	$1,192	$1,158	$2,312	$2,227
Natural gas	207	160	532	428
Total operating revenues	1,399	1,318	2,844	2,655
Operating expenses
Cost of electric fuel and purchased power	269	304	490	545
Cost of natural gas	69	40	195	122
Operation and maintenance	420	373	817	763
Depreciation and amortization	244	220	483	433
Franchise fees and other taxes	88	83	180	171
Total operating expenses	1,090	1,020	2,165	2,034
Operating income	309	298	679	621
Other income, net	22	22	56	57
Interest income	1	—	1	1
Interest expense	(114)	(101)	(220)	(203)
Income before income taxes	218	219	516	476
Income tax expense	(42)	(33)	(106)	(78)
Net income/Earnings attributable to common shares	$176	$186	$410	$398
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2022 and 2021
2022:
Net income/Comprehensive income	$218	$(42)	$176
2021:
Net income/Comprehensive income	$219	$(33)	$186

	Six months ended June 30, 2022 and 2021
2022:
Net income/Comprehensive income	$516	$(106)	$410
2021:
Net income/Comprehensive income	$476	$(78)	$398
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2022	2021(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$533	$25
Accounts receivable – trade, net	685	715
Accounts receivable – other, net	72	78
Income taxes receivable, net	11	9
Inventories	124	123
Prepaid expenses	115	174
Regulatory assets	134	231
Greenhouse gas allowances	13	13
Other current assets	65	63
Total current assets	1,752	1,431

Other assets:
Regulatory assets	947	786
Greenhouse gas allowances	127	111
Nuclear decommissioning trusts	863	1,012
Right-of-use assets – operating leases	198	185
Wildfire fund	317	331
Other long-term assets	130	154
Total other assets	2,582	2,579

Property, plant and equipment:
Property, plant and equipment	27,201	26,456
Less accumulated depreciation and amortization	(6,460)	(6,408)
Property, plant and equipment, net	20,741	20,048
Total assets	$25,075	$24,058
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2022	2021(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$776
Accounts payable	635	588
Due to unconsolidated affiliates	68	97
Interest payable	61	50
Accrued compensation and benefits	87	148
Regulatory liabilities	13	14
Current portion of long-term debt and finance leases	35	49
Customer deposits	27	30
Greenhouse gas obligations	13	13
Asset retirement obligations	94	86
Other current liabilities	281	260
Total current liabilities	1,314	2,111

Long-term debt and finance leases	8,958	7,581

Deferred credits and other liabilities:
Regulatory liabilities	2,213	2,302
Greenhouse gas obligations	57	31
Pension obligation, net of plan assets	24	25
Deferred income taxes	2,368	2,275
Asset retirement obligations	791	804
Deferred credits and other	691	680
Total deferred credits and other liabilities	6,144	6,117

Commitments and contingencies (Note 11)

Shareholder's equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660
Retained earnings	7,009	6,599
Accumulated other comprehensive income (loss)	(10)	(10)
Total shareholder’s equity	8,659	8,249
Total liabilities and shareholder's equity	$25,075	$24,058
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$410	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	483	433
Deferred income taxes and investment tax credits	41	41
Other	19	(13)
Net change in working capital components	165	(136)
Changes in noncurrent assets and liabilities, net	(105)	(113)
Net cash provided by operating activities	1,013	610

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,090)	(1,072)
Purchases of nuclear decommissioning trust assets	(397)	(542)
Proceeds from sales of nuclear decommissioning trust assets	397	542
Other	8	7
Net cash used in investing activities	(1,082)	(1,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	1,395	—
Payments on debt (maturities greater than 90 days) and finance leases	(408)	(231)
(Decrease) increase in short-term debt, net	(401)	437
Debt issuance costs	(9)	—
Net cash provided by financing activities	577	206

Increase (decrease) in cash and cash equivalents	508	(249)
Cash and cash equivalents, January 1	25	262
Cash and cash equivalents, June 30	$533	$13

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$206	$201
Income tax payments, net of refunds	68	58

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$186	$192
Increase in ARO for investment in PP&E	1	18
Increase in finance lease obligations for investment in PP&E	9	13
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
	(unaudited)
	Three months ended June 30, 2022
Balance at March 31, 2022	$1,660	$6,833	$(10)	$8,483

Net income		176		176

Balance at June 30, 2022	$1,660	$7,009	$(10)	$8,659

	Three months ended June 30, 2021
Balance at March 31, 2021	$1,660	$6,292	$(10)	$7,942

Net income		186		186

Balance at June 30, 2021	$1,660	$6,478	$(10)	$8,128

	Six months ended June 30, 2022
Balance at December 31, 2021	$1,660	$6,599	$(10)	$8,249

Net income		410		410

Balance at June 30, 2022	$1,660	$7,009	$(10)	$8,659

	Six months ended June 30, 2021
Balance at December 31, 2020	$1,660	$6,080	$(10)	$7,730

Net income		398		398

Balance at June 30, 2021	$1,660	$6,478	$(10)	$8,128
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)

Operating revenues	$1,501	$1,124	$3,494	$2,632
Operating expenses
Cost of natural gas	459	223	1,136	496
Operation and maintenance	605	525	1,156	1,028
Aliso Canyon litigation and regulatory matters	45	—	137	—
Depreciation and amortization	188	180	375	353
Franchise fees and other taxes	57	51	119	109
Total operating expenses	1,354	979	2,923	1,986
Operating income	147	145	571	646
Other income (expense), net	4	(2)	38	37
Interest income	1	—	1	—
Interest expense	(45)	(40)	(85)	(79)
Income before income taxes	107	103	525	604
Income tax expense	(19)	(8)	(103)	(102)
Net income	88	95	422	502
Preferred dividends	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$87	$94	$421	$501
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2022 and 2021
2022:
Net income	$107	$(19)	$88
Other comprehensive income (loss):
Financial instruments	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$108	$(19)	$89
2021:
Net income	$103	$(8)	$95
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$104	$(8)	$96

	Six months ended June 30, 2022 and 2021
2022:
Net income	$525	$(103)	$422
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	2	—	2
Comprehensive income	$527	$(103)	$424
2021:
Net income	$604	$(102)	$502
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$605	$(102)	$503
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2022	2021(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$416	$37
Accounts receivable – trade, net	722	1,084
Accounts receivable – other, net	48	58
Due from unconsolidated affiliates	31	49
Income taxes receivable, net	23	23
Inventories	169	172
Regulatory assets	11	40
Greenhouse gas allowances	76	75
Other current assets	32	61
Total current assets	1,528	1,599

Other assets:
Regulatory assets	1,441	1,148
Insurance receivable for Aliso Canyon costs	344	360
Greenhouse gas allowances	488	290
Right-of-use assets – operating leases	49	57
Other long-term assets	616	627
Total other assets	2,938	2,482

Property, plant and equipment:
Property, plant and equipment	23,975	23,104
Less accumulated depreciation and amortization	(7,087)	(6,861)
Property, plant and equipment, net	16,888	16,243
Total assets	$21,354	$20,324
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2022	2021(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$385
Accounts payable – trade	647	775
Accounts payable – other	152	142
Due to unconsolidated affiliates	36	36
Accrued compensation and benefits	159	202
Regulatory liabilities	294	345
Current portion of long-term debt and finance leases	13	11
Customer deposits	15	13
Reserve for Aliso Canyon costs	2,003	1,980
Greenhouse gas obligations	76	75
Asset retirement obligations	76	77
Other current liabilities	230	271
Total current liabilities	3,701	4,312

Long-term debt and finance leases	5,471	4,773

Deferred credits and other liabilities:
Regulatory liabilities	1,082	1,100
Greenhouse gas obligations	303	174
Pension obligation, net of plan assets	545	551
Deferred income taxes	1,212	1,039
Asset retirement obligations	2,609	2,505
Deferred credits and other	416	428
Total deferred credits and other liabilities	6,167	5,797

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	1,816	1,666
Retained earnings	4,206	3,785
Accumulated other comprehensive income (loss)	(29)	(31)
Total shareholders’ equity	6,015	5,442
Total liabilities and shareholders’ equity	$21,354	$20,324
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$422	$502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375	353
Deferred income taxes and investment tax credits	103	18
Other	36	42
Net change in working capital components	225	297
Insurance receivable for Aliso Canyon costs	16	31
Changes in other noncurrent assets and liabilities, net	(316)	(280)
Net cash provided by operating activities	861	963

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(931)	(936)
Net cash used in investing activities	(931)	(936)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Common dividends paid	—	(50)
Equity contribution from Sempra Energy	150	—
Issuances of debt (maturities greater than 90 days)	697	—
Payments on finance leases	(6)	(6)
(Decrease) increase in short-term debt, net	(385)	30
Debt issuance costs	(6)	—
Net cash provided by (used in) financing activities	449	(27)

Increase in cash and cash equivalents	379	—
Cash and cash equivalents, January 1	37	4
Cash and cash equivalents, June 30	$416	$4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$75	$76
Income tax payments, net of refunds	—	82

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$199	$156
Increase (decrease) in ARO for investment in PP&E	54	(10)
Increase in finance lease obligations for investment in PP&E	13	11
Common dividends declared but not paid	—	25
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended June 30, 2022
Balance at March 31, 2022	$22	$1,666	$4,119	$(30)	$5,777

Net income			88		88
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Equity contribution from Sempra Energy		150			150
Balance at June 30, 2022	$22	$1,816	$4,206	$(29)	$6,015

	Three months ended June 30, 2021
Balance at March 31, 2021	$22	$866	$4,644	$(31)	$5,501

Net income			95		95
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Common stock ($0.27/share)			(25)		(25)
Balance at June 30, 2021	$22	$866	$4,713	$(30)	$5,571

	Six months ended June 30, 2022
Balance at December 31, 2021	$22	$1,666	$3,785	$(31)	$5,442

Net income			422		422
Other comprehensive income				2	2

Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Equity contribution from Sempra Energy		150			150
Balance at June 30, 2022	$22	$1,816	$4,206	$(29)	$6,015

	Six months ended June 30, 2021
Balance at December 31, 2020	$22	$866	$4,287	$(31)	$5,144

Net income			502		502
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Common stock ($0.82/share)			(75)		(75)
Balance at June 30, 2021	$22	$866	$4,713	$(30)	$5,571
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
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after June 30, 2022 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.
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
Restricted cash includes:
▪for Sempra Infrastructure, funds fully drawn against Gazprom’s letters of credit, including draws associated with its LNG storage and regasification agreement that we discuss in Note 11, and funds denominated in Mexican pesos to pay for rights-of-way, license fees, permits, topographic surveys and other costs pursuant to trust and debt agreements related to pipeline projects
▪for Parent and other, funds held in a delisting trust for the purpose of purchasing the remaining publicly owned IEnova shares
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Sempra’s Condensed Consolidated Balance Sheets to the sum of such amounts reported on Sempra’s Condensed Consolidated Statements of Cash Flows.

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,931	$559
Restricted cash, current	103	19
Restricted cash, noncurrent	59	3
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$2,093	$581

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
In 2021, SDG&E and SoCalGas applied, on behalf of their customers, for financial assistance from the California Department of Community Services and Development under the California Arrearage Payment Program, which provided funds of $63 million and $79 million for SDG&E and SoCalGas, respectively. In the first quarter of 2022, SDG&E and SoCalGas received and applied the amounts directly to eligible customer accounts to reduce past due balances. In June 2022, AB 205 was approved establishing, among other things, the 2022 California Arrearage Payment Program. SDG&E and SoCalGas expect to apply for funding from this program on behalf of their residential customers with past due balances and, if approved, receive such funding in the first quarter of 2023.
We provide below allowances and changes in allowances for credit losses for trade receivables and other receivables. SDG&E and SoCalGas record changes in the allowances for credit losses related to Accounts Receivable – Trade in regulatory accounts.

RECEIVABLES – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2022	2021
Sempra:
Allowances for credit losses at January 1	$136	$138
Provisions for expected credit losses	77	66
Write-offs	(36)	(12)
Allowances for credit losses at June 30	$177	$192
SDG&E:
Allowances for credit losses at January 1	$66	$69
Provisions for expected credit losses	37	13
Write-offs	(18)	(7)
Allowances for credit losses at June 30	$85	$75
SoCalGas:
Allowances for credit losses at January 1	$69	$68
Provisions for expected credit losses	37	52
Write-offs	(18)	(5)
Allowances for credit losses at June 30	$88	$115

Allowances for credit losses related to accounts receivable are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	June 30,	December 31,
	2022	2021
Sempra:
Accounts receivable – trade, net	$142	$94
Accounts receivable – other, net	33	39
Other long-term assets	2	3
Total allowances for credit losses	$177	$136
SDG&E:
Accounts receivable – trade, net	$62	$42
Accounts receivable – other, net	22	22
Other long-term assets	1	2
Total allowances for credit losses	$85	$66
SoCalGas:
Accounts receivable – trade, net	$76	$51
Accounts receivable – other, net	11	17
Other long-term assets	1	1
Total allowances for credit losses	$88	$69
As we discuss below in “Transactions with Affiliates,” we have loans due from unconsolidated affiliates with varying tenors, interest rates and currencies. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on amounts due from unconsolidated affiliates, if necessary, based on credit quality indicators such as external credit ratings, published default rate studies, the maturity date of the instrument and past delinquencies. However, we do not record allowances for expected credit losses related to accrued interest receivable on loans due from unconsolidated affiliates because we write off such amounts, if any, through a reversal of interest income in the period we determine such amounts are uncollectible. In the absence of external credit ratings, we may utilize an internally developed credit rating based on our analysis of a counterparty’s financial statements to determine our expected credit losses. At December 31, 2021, $1 million of expected credit losses are included in noncurrent Due From Unconsolidated Affiliates on Sempra’s Condensed Consolidated Balance Sheet.
As we discuss below in “Note Receivable,” we have an interest-bearing promissory note due from KKR. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on this note receivable, including compounded interest and unamortized transaction costs, based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At June 30, 2022 and December 31, 2021, $7 million and $8 million, respectively, of expected credit losses are included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheets.
As we discuss below in Note 6, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on this off-balance sheet arrangement based on external credit ratings, published default rate studies and the maturity date of the arrangement. At June 30, 2022 and December 31, 2021, $6 million and $7 million, respectively, of expected credit losses are included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheets.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Natural gas	$138	$164	$—	$—	$102	$114
LNG	31	27	—	—	—	—
Materials and supplies	208	198	124	123	67	58
Total	$377	$389	$124	$123	$169	$172

NOTE RECEIVABLE
In October 2021, Sempra loaned $300 million to KKR in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR. At June 30, 2022 and December 31, 2021, Other Long-Term Assets includes $308 million and $297 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, and at December 31, 2021, Other Current Assets includes $3 million of interest receivable on Sempra’s Condensed Consolidated Balance Sheets.

CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest at equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized financing costs, comprised of AFUDC and capitalized interest.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sempra	$60	$55	$117	$114
SDG&E	26	28	54	58
SoCalGas	17	15	35	31
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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at June 30, 2022 and December 31, 2021. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,206 million and $1,217 million at June 30, 2022 and December 31, 2021, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Sempra Texas Utilities
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $13,301 million at June 30, 2022 and $12,947 million at December 31, 2021.
Sempra Infrastructure
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $723 million at June 30, 2022 and $514 million at December 31, 2021. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 6.

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
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the development activities related to the construction of the liquefaction facility, which we consider to be the most significant activities of ECA LNG Phase 1 during the construction phase of its natural gas liquefaction export project. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $767 million and $632 million of assets at June 30, 2022 and December 31, 2021, respectively, consisting primarily of PP&E, net, and Accounts Receivable – Other attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $532 million and $455 million of liabilities at June 30, 2022 and December 31, 2021, respectively, consisting primarily of long-term debt, short-term debt and accounts payable attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 7, Sempra and TotalEnergies SE have provided guarantees for the loan facility supporting construction of the liquefaction facility based on their respective proportionate ownership interest in ECA LNG Phase 1.

PENSION AND OTHER POSTRETIREMENT BENEFITS
Net Periodic Benefit Cost
The following three tables provide the components of net periodic benefit cost. The components of net periodic benefit cost, other than the service cost component, are included in the Other (Expense) Income, Net, table below.

NET PERIODIC BENEFIT COST – SEMPRA
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2022	2021	2022	2021
Service cost	$42	$36	$6	$5
Interest cost	29	28	7	7
Expected return on assets	(45)	(43)	(16)	(15)
Amortization of:
Prior service cost	2	2	—	—
Actuarial loss (gain)	5	11	(3)	(2)
Net periodic benefit cost (credit)	33	34	(6)	(5)
Regulatory adjustments	24	22	6	5
Total expense recognized	$57	$56	$—	$—

	Six months ended June 30,
	2022	2021	2022	2021
Service cost	$83	$73	$13	$11
Interest cost	59	56	14	14
Expected return on assets	(91)	(86)	(32)	(30)
Amortization of:
Prior service cost (credit)	5	5	(1)	(1)
Actuarial loss (gain)	11	22	(7)	(4)
Settlement charges	—	7	—	—
Net periodic benefit cost (credit)	67	77	(13)	(10)
Regulatory adjustments	(3)	(7)	13	10
Total expense recognized	$64	$70	$—	$—

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2022	2021	2022	2021
Service cost	$10	$9	$1	$1
Interest cost	6	6	2	2
Expected return on assets	(11)	(13)	(3)	(3)
Amortization of:
Actuarial loss (gain)	1	1	—	(1)
Net periodic benefit cost (credit)	6	3	—	(1)
Regulatory adjustments	7	11	—	1
Total expense recognized	$13	$14	$—	$—

	Six months ended June 30,
	2022	2021	2022	2021
Service cost	$20	$17	$3	$2
Interest cost	13	12	3	3
Expected return on assets	(22)	(25)	(5)	(5)
Amortization of:
Actuarial loss (gain)	1	1	(1)	(1)
Net periodic benefit cost (credit)	12	5	—	(1)
Regulatory adjustments	2	9	—	1
Total expense recognized	$14	$14	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2022	2021	2022	2021
Service cost	$28	$25	$5	$4
Interest cost	21	20	6	6
Expected return on assets	(33)	(30)	(14)	(12)
Amortization of:
Prior service cost	2	2	—	—
Actuarial loss (gain)	4	10	(3)	(2)
Net periodic benefit cost (credit)	22	27	(6)	(4)
Regulatory adjustments	17	11	6	4
Total expense recognized	$39	$38	$—	$—

	Six months ended June 30,
	2022	2021	2022	2021
Service cost	$56	$50	$10	$8
Interest cost	41	40	11	11
Expected return on assets	(64)	(58)	(27)	(24)
Amortization of:
Prior service cost (credit)	4	4	(1)	(1)
Actuarial loss (gain)	8	19	(6)	(3)
Net periodic benefit cost (credit)	45	55	(13)	(9)
Regulatory adjustments	(5)	(16)	13	9
Total expense recognized	$40	$39	$—	$—

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $498 million and $567 million at June 30, 2022 and December 31, 2021, respectively.

SEMPRA EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Earnings attributable to common shares	$559	$424	$1,171	$1,298

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	314,845	307,800	315,595	304,372
Dilutive effect of stock options and RSUs(2)	1,022	807	1,052	846
Dilutive effect of mandatory convertible preferred stock	—	—	—	1,066
Weighted-average common shares outstanding for diluted EPS	315,867	308,607	316,647	306,284

EPS:
Basic	$1.78	$1.38	$3.71	$4.27
Diluted	$1.77	$1.37	$3.70	$4.24
(1)    Includes 399 and 447 fully vested RSUs held in our Deferred Compensation Plan for the three months ended June 30, 2022 and 2021, respectively, and 403 and 454 of such RSUs for the six months ended June 30, 2022 and 2021, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and six months ended June 30, 2022 excludes 8,899 and 173,064 potentially dilutive shares, respectively, and the computation of diluted EPS for the three months and six months ended June 30, 2021 excludes 145,247 and 287,061 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
In 2021, the potentially dilutive impact from mandatory convertible preferred stock was calculated under the if-converted method until the mandatory conversion date. After the mandatory conversion date, the converted shares are included in weighted-average common shares outstanding for basic EPS. We converted all of our series A preferred stock into common stock on January 15, 2021 and all of our series B preferred stock into common stock on July 15, 2021. The computation of diluted EPS for both the three months and six months ended June 30, 2021 excludes 4,256,725 potentially dilutive shares.
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

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended June 30, 2022 and 2021
Sempra:
Balance at March 31, 2022	$(76)	$(78)	$(75)	$(229)
OCI before reclassifications	1	37	1	39
Amounts reclassified from AOCI(2)	10	11	2	23
Net OCI(2)	11	48	3	62
Balance at June 30, 2022	$(65)	$(30)	$(72)	$(167)

Balance at March 31, 2021	$(69)	$(239)	$(91)	$(399)
OCI before reclassifications(3)	(19)	(36)	(2)	(57)
Amounts reclassified from AOCI	—	10	2	12
Net OCI(3)	(19)	(26)	—	(45)
Balance at June 30, 2021	$(88)	$(265)	$(91)	$(444)
SDG&E:
Balance at March 31, 2022 and June 30, 2022			$(10)	$(10)

Balance at March 31, 2021 and June 30, 2021			$(10)	$(10)
SoCalGas:
Balance at March 31, 2022		$(13)	$(17)	$(30)
Amounts reclassified from AOCI		1	—	1
Net OCI		1	—	1
Balance at June 30, 2022		$(12)	$(17)	$(29)

Balance at March 31, 2021		$(13)	$(18)	$(31)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at June 30, 2021		$(13)	$(17)	$(30)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.
(2)    Total AOCI includes $9 of foreign currency translation adjustments associated with sale of NCI to ADIA, which we discuss below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).
(3)    Total AOCI includes $24 of foreign currency translation adjustments and $14 of financial instruments associated with the IEnova exchange offer, which we discuss below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Six months ended June 30, 2022 and 2021
Sempra:
Balance as of December 31, 2021	$(79)	$(156)	$(83)	$(318)
OCI before reclassifications	4	111	7	122
Amounts reclassified from AOCI(2)	10	15	4	29
Net OCI(2)	14	126	11	151
Balance as of June 30, 2022	$(65)	$(30)	$(72)	$(167)

Balance as of December 31, 2020	$(64)	$(331)	$(105)	$(500)
OCI before reclassifications(3)	(24)	37	5	18
Amounts reclassified from AOCI	—	29	9	38
Net OCI(3)	(24)	66	14	56
Balance as of June 30, 2021	$(88)	$(265)	$(91)	$(444)
SDG&E:
Balance at December 31, 2021 and June 30, 2022			$(10)	$(10)

Balance at December 31, 2020 and June 30, 2021			$(10)	$(10)
SoCalGas:
Balance as of December 31, 2021		$(13)	$(18)	$(31)
Amounts reclassified from AOCI		1	1	2
Net OCI		1	1	2
Balance as of June 30, 2022		$(12)	$(17)	$(29)

Balance as of December 31, 2020		$(13)	$(18)	$(31)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of June 30, 2021		$(13)	$(17)	$(30)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.
(2)    Total AOCI includes $9 of foreign currency translation adjustments associated with sale of NCI to ADIA, which we discuss below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).
(3)    Total AOCI includes $24 of foreign currency translation adjustments and $14 of financial instruments associated with the IEnova exchange offer, which we discuss below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended June 30,
	2022	2021
Sempra:
Foreign currency translation adjustments	$1	$—	Operation and Maintenance

Financial instruments:
Interest rate instruments	$—	$(1)	Interest Expense
Interest rate instruments	13	19	Equity Earnings(1)
Foreign exchange instruments	(1)	—	Revenues: Energy-Related Businesses
	1	—	Other (Expense) Income, Net
Interest rate and foreign exchange instruments	(1)	—	Interest Expense
	—	(7)	Other (Expense) Income, Net
Total, before income tax	12	11
	(4)	(1)	Income Tax Expense
Total, net of income tax	8	10
	3	—	Earnings Attributable to Noncontrolling Interests
Total, net of income tax and after NCI	$11	$10

Pension and other postretirement benefits(2):
Amortization of actuarial loss	$2	$1	Other (Expense) Income, Net
Amortization of prior service cost	1	1	Other (Expense) Income, Net
Total, before income tax	3	2
	(1)	—	Income Tax Expense
Total, net of income tax	$2	$2

Total reclassifications for the period, net of income tax and NCI	$14	$12
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$—	Interest Expense

Pension and other postretirement benefits(2):
Amortization of prior service cost	$—	$1	Other Income (Expense), Net

Total reclassifications for the period, net of income tax	$1	$1
(1)    Equity earnings at our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Six months ended June 30,
	2022	2021
Sempra:
Foreign currency translation adjustments	$1	$—	Operation and Maintenance

Financial instruments:
Interest rate instruments	$(1)	$1	Interest Expense
Interest rate instruments	27	38	Equity Earnings(1)
Foreign exchange instruments	(2)	1	Revenues: Energy-Related Businesses
	1	—	Other (Expense) Income, Net
Foreign exchange instruments	(1)	1	Equity Earnings(1)
Interest rate and foreign exchange instruments	(1)	—	Interest Expense
	(6)	(1)	Other (Expense) Income, Net
Total, before income tax	17	40
	(5)	(9)	Income Tax Expense
Total, net of income tax	12	31
	3	(2)	Earnings Attributable to Noncontrolling Interests
Total, net of income tax and after NCI	$15	$29

Pension and other postretirement benefits(2):
Amortization of actuarial loss	$4	$3	Other (Expense) Income, Net
Amortization of prior service cost	2	2	Other (Expense) Income, Net
Settlement charges	—	7	Other (Expense) Income, Net
Total, before income tax	6	12
	(2)	(3)	Income Tax Expense
Total, net of income tax	$4	$9

Total reclassifications for the period, net of income tax and NCI	$20	$38
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$—	Interest Expense

Pension and other postretirement benefits(2):
Amortization of actuarial loss	$1	$—	Other Income (Expense), Net
Amortization of prior service cost	—	1	Other Income (Expense), Net
Total, before income tax	1	1
	—	—	Income Tax Expense
Total, net of income tax	$1	$1

Total reclassifications for the period, net of income tax	$2	$1
(1)    Equity earnings at our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

For the three months and six months ended June 30, 2022 and 2021, reclassifications out of AOCI to net income were negligible for SDG&E.

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

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity held by noncontrolling interests
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Sempra Infrastructure:
SI Partners	30.0%	20.0%	$2,146	$1,384
SI Partners subsidiaries(1)	0.1 - 16.6	0.1 - 16.6	46	34
Total Sempra			$2,192	$1,418
(1)    SI Partners has subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.
Sempra Infrastructure
Sale of NCI in SI Partners to ADIA. On June 1, 2022, Sempra and ADIA consummated the transaction contemplated under a purchase and sale agreement dated December 21, 2021 (the ADIA Purchase Agreement). Pursuant to the ADIA Purchase Agreement, ADIA acquired Class A Units representing a 10% NCI in SI Partners for a purchase price of $1.7 billion. Following the closing of the transaction, Sempra, KKR and ADIA directly or indirectly own 70%, 20%, and 10%, respectively, of the outstanding Class A Units of SI Partners, which excludes the non-voting Sole Risk Interests held only by Sempra. As a result of this sale to ADIA, we recorded a $709 million increase in equity held by NCI and an increase in Sempra’s shareholders’ equity of $709 million, net of $12 million in transaction costs and $301 million in tax impacts. Transaction costs include $10 million paid to ADIA for reimbursement of certain expenses that ADIA incurred in connection with closing the transaction.
At the closing of the sale of NCI in SI Partners to ADIA, SI Partners indirectly owned 99.9% of the outstanding shares of IEnova. To the extent we acquire additional shares of IEnova after the closing, such additional shares will be acquired by SI Partners, and KKR and ADIA will provide 20% and 10%, respectively, of the funding.
At the closing, KKR and ADIA (the Minority Partners) and Sempra entered into a second amended and restated agreement of limited partnership of SI Partners (the Amended LP Agreement), which governs their respective rights and obligations in respect of their ownership of SI Partners. Under the Amended LP Agreement, matters are decided generally by majority vote and the managers designated by Sempra, KKR and ADIA each, as a group, have voting power equivalent to the ownership percentage of their respective designating limited partner. Sempra maintains control of SI Partners. However, SI Partners and its controlled subsidiaries are prohibited from taking certain limited actions without the prior written approval of the Minority Partners (subject to each Minority Partner maintaining certain ownership thresholds in SI Partners). The minority protections held by ADIA constitute a subset of the minority protections granted to KKR.
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
Following the exchange offer we completed in May 2021 and a subsequent cash tender offer we completed in September 2021, IEnova’s shares were delisted from the Mexican Stock Exchange effective October 15, 2021. In connection with the delisting, we are maintaining a trust for the purpose of purchasing the 1,212,981 IEnova shares that remained publicly owned as of the completion of the cash tender offer for 78.97 Mexican pesos per share, the same price per share that was offered in our cash tender offer. The trust was to be in place through the earlier of April 14, 2022 or the date on which we acquired all the remaining publicly owned IEnova shares. On April 13, 2022, the term of the trust was amended so that it will remain in place until we terminate it, subject to any maximum term under applicable Mexican law. As of August 1, 2022, an aggregate of 851,211 of the remaining publicly owned IEnova shares had been acquired by such trust.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	June 30, 2022	December 31, 2021
Sempra:
Sempra Infrastructure – IMG – Note due March 15, 2023(1)	$626	$2
Various affiliates	20	21
Total due from unconsolidated affiliates – current	$646	$23

Sempra Infrastructure – IMG – Note due March 15, 2022, net of allowance for credit losses of $1 at December 31, 2021(1)	$—	$637
Total due from unconsolidated affiliates – noncurrent	$—	$637

Sempra Infrastructure(2):
TAG Pipelines Norte, S. de R.L. de C.V.:
5.5% Note due January 9, 2024	$(39)	$(69)
5.5% Note due January 14, 2025	(22)	(21)
5.5% Note due July 16, 2025	(21)	(20)
5.5% Note due January 14, 2026	(18)	—
TAG – 5.74% Note due December 17, 2029	(182)	(177)
Total due to unconsolidated affiliates – noncurrent	$(282)	$(287)
SDG&E:
Sempra	$(26)	$(40)
SoCalGas	(30)	(48)
Various affiliates	(12)	(9)
Total due to unconsolidated affiliates – current	$(68)	$(97)

Income taxes due from Sempra(3)	$21	$19
SoCalGas:
SDG&E	$30	$48
Various affiliates	1	1
Total due from unconsolidated affiliates – current	$31	$49

Sempra	$(36)	$(36)
Total due to unconsolidated affiliates – current	$(36)	$(36)

Income taxes due from Sempra(3)	$6	$6
(1)    At December 31, 2021, represents a Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $691 U.S. dollar-equivalent at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps. In March 2022, Sempra Infrastructure amended and restated the revolving line of credit to a U.S. dollar-denominated note in the amount of $625 at a variable interest rate based on the adjusted 1-month Secured Overnight Financing Rate plus 180 bps (3.41% at June 30, 2022) and extended the maturity date to March 15, 2023. At June 30, 2022 and December 31, 2021, $1 and $2 of accrued interest receivable, respectively, is included in Due from Unconsolidated Affiliates – Current. In July 2022, this note receivable was paid in full.
(2)     U.S. dollar-denominated loans at fixed interest rates. Amounts include principal balances plus accumulated interest outstanding.
(3)    SDG&E and SoCalGas are included in the consolidated income tax return of Sempra, and their respective income tax expense is computed as an amount equal to that which would result from each company having always filed a separate return. Amounts include current and noncurrent income taxes due to/from Sempra.

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sempra:
Revenues	$15	$7	$22	$15
Cost of sales	—	—	—	11
Interest income	4	12	14	27
Interest expense	4	3	8	7
SDG&E:
Revenues	$4	$2	$8	$4
Cost of sales	26	27	50	55
SoCalGas:
Revenues	$23	$23	$49	$48
Cost of sales(1)	(4)	—	(4)	3
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provided guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement, which remain outstanding. We discuss these guarantees in Note 6 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER (EXPENSE) INCOME, NET
Other (expense) income, net, consists of the following:

OTHER (EXPENSE) INCOME, NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sempra:
Allowance for equity funds used during construction	$34	$34	$69	$72
Investment (losses) gains, net(1)	(34)	19	(47)	28
(Losses) gains on interest rate and foreign exchange instruments, net	(1)	7	5	(23)
Foreign currency transaction (losses) gains, net(2)	(3)	26	(22)	7
Non-service components of net periodic benefit (cost) credit	(9)	(15)	32	14
Interest on regulatory balancing accounts, net	4	2	5	3
Sundry, net	8	(1)	(5)	6
Total	$(1)	$72	$37	$107
SDG&E:
Allowance for equity funds used during construction	$21	$22	$42	$45
Non-service components of net periodic benefit (cost) credit	(2)	(4)	9	5
Interest on regulatory balancing accounts, net	3	2	4	3
Sundry, net	—	2	1	4
Total	$22	$22	$56	$57
SoCalGas:
Allowance for equity funds used during construction	$13	$11	$26	$23
Non-service components of net periodic benefit (cost) credit	(6)	(9)	26	19
Interest on regulatory balancing accounts, net	1	—	1	—
Sundry, net	(4)	(4)	(15)	(5)
Total	$4	$(2)	$38	$37
(1)    Represents net investment (losses) gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.
(2)    Includes losses of $11 in the six months ended June 30, 2022 and gains of $28 and $5 in the three months and six months ended June 30, 2021, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to IMG, which are offset by corresponding amounts included in Equity Earnings on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sempra:
Income tax expense	$80	$139	$414	$297

Income before income taxes and equity earnings	$364	$281	$1,029	$1,049
Equity earnings, before income tax(1)	159	185	302	320
Pretax income	$523	$466	$1,331	$1,369

Effective income tax rate	15%	30%	31%	22%
SDG&E:
Income tax expense	$42	$33	$106	$78
Income before income taxes	$218	$219	$516	$476
Effective income tax rate	19%	15%	21%	16%
SoCalGas:
Income tax expense	$19	$8	$103	$102
Income before income taxes	$107	$103	$525	$604
Effective income tax rate	18%	8%	20%	17%
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
For SDG&E and SoCalGas, the CPUC requires flow-through rate-making treatment for the current income tax benefit or expense arising from certain property-related and other temporary differences between the treatment for financial reporting and income tax, which will reverse over time. Under the regulatory accounting treatment required for these flow-through temporary differences, deferred income tax assets and liabilities are not recorded to deferred income tax expense or benefit, but rather to a regulatory asset or liability, which impacts the ETR. As a result, changes in the relative size of these items compared to pretax income, from period to period, can cause variations in the ETR. The following items are subject to flow-through treatment:
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
In the six months ended June 30, 2022, we recognized income tax expense of $120 million for a deferred income tax liability related to outside basis differences in our foreign subsidiaries that we had previously considered to be indefinitely reinvested.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended June 30, 2022
By major service line:
Utilities	$1,250	$1,347	$20	$(27)	$2,590
Energy-related businesses	—	—	457	(14)	443
Revenues from contracts with customers	$1,250	$1,347	$477	$(41)	$3,033

By market:
Gas	$159	$1,347	$340	$(19)	$1,827
Electric	1,091	—	137	(22)	1,206
Revenues from contracts with customers	$1,250	$1,347	$477	$(41)	$3,033

Revenues from contracts with customers	$1,250	$1,347	$477	$(41)	$3,033
Utilities regulatory revenues	149	154	—	—	303
Other revenues	—	—	212	(1)	211
Total revenues	$1,399	$1,501	$689	$(42)	$3,547

	Six months ended June 30, 2022
By major service line:
Utilities	$2,751	$3,259	$48	$(56)	$6,002
Energy-related businesses	—	—	749	(29)	720
Revenues from contracts with customers	$2,751	$3,259	$797	$(85)	$6,722

By market:
Gas	$489	$3,259	$569	$(45)	$4,272
Electric	2,262	—	228	(40)	2,450
Revenues from contracts with customers	$2,751	$3,259	$797	$(85)	$6,722

Revenues from contracts with customers	$2,751	$3,259	$797	$(85)	$6,722
Utilities regulatory revenues	93	235	—	—	328
Other revenues	—	—	316	1	317
Total revenues	$2,844	$3,494	$1,113	$(84)	$7,367

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended June 30, 2021
By major service line:
Utilities	$1,170	$1,062	$17	$(25)	$2,224
Energy-related businesses	—	—	260	(14)	246
Revenues from contracts with customers	$1,170	$1,062	$277	$(39)	$2,470

By market:
Gas	$162	$1,062	$185	$(24)	$1,385
Electric	1,008	—	92	(15)	1,085
Revenues from contracts with customers	$1,170	$1,062	$277	$(39)	$2,470

Revenues from contracts with customers	$1,170	$1,062	$277	$(39)	$2,470
Utilities regulatory revenues	148	62	—	—	210
Other revenues	—	—	64	(3)	61
Total revenues	$1,318	$1,124	$341	$(42)	$2,741

	Six months ended June 30, 2021
By major service line:
Utilities	$2,386	$2,719	$44	$(52)	$5,097
Energy-related businesses	—	—	529	(15)	514
Revenues from contracts with customers	$2,386	$2,719	$573	$(67)	$5,611

By market:
Gas	$435	$2,719	$397	$(48)	$3,503
Electric	1,951	—	176	(19)	2,108
Revenues from contracts with customers	$2,386	$2,719	$573	$(67)	$5,611

Revenues from contracts with customers	$2,386	$2,719	$573	$(67)	$5,611
Utilities regulatory revenues	269	(87)	—	—	182
Other revenues	—	—	217	(10)	207
Total revenues	$2,655	$2,632	$790	$(77)	$6,000
REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, at June 30, 2022, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations at June 30, 2022.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2022 (excluding first six months of 2022)	$200	$2
2023	384	4
2024	385	4
2025	384	4
2026	382	4
Thereafter	4,525	63
Total revenues to be recognized	$6,260	$81
(1)    Excludes intercompany transactions.

Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the six months ended June 30, 2022 or 2021. As we discuss in Note 11, Sempra Infrastructure drew against and fully exhausted Gazprom’s letters of credit in April 2022 due to Gazprom’s non-renewal of such letters of credit as required under its LNG storage and regasification agreement. Sempra Infrastructure recorded a contract liability for the funds drawn from the letters of credit as payments received in advance. Gazprom has not paid its invoices since March 2022, so funds drawn from the letters of credit have been used to fully offset such nonpayment, which have been reflected as revenue from performance obligations satisfied during the reporting period. We expect that these funds will provide payment security from Gazprom through the end of 2024.

CONTRACT LIABILITIES
(Dollars in millions)
	2022	2021
Sempra:
Contract liabilities at January 1	$(278)	$(207)
Revenue from performance obligations satisfied during reporting period	86	49
Payments received in advance	(105)	(1)
Contract liabilities at June 30(1)	$(297)	$(159)
SDG&E:
Contract liabilities at January 1	$(83)	$(87)
Revenue from performance obligations satisfied during reporting period	2	2
Contract liabilities at June 30(1)	$(81)	$(85)
(1)     Balances at June 30, 2022 include $81 and $4 in Other Current Liabilities and $216 and $77 in Deferred Credits and Other on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets, respectively.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	June 30, 2022	December 31, 2021
Sempra:
Accounts receivable – trade, net	$1,620	$1,886
Accounts receivable – other, net	13	19
Due from unconsolidated affiliates – current(1)	5	2
Other long-term assets(2)	32	70
Total	$1,670	$1,977
SDG&E:
Accounts receivable – trade, net	$685	$715
Accounts receivable – other, net	11	9
Due from unconsolidated affiliates – current(1)	3	2
Other long-term assets(2)	17	25
Total	$716	$751
SoCalGas:
Accounts receivable – trade, net	$722	$1,084
Accounts receivable – other, net	2	10
Other long-term assets(2)	15	45
Total	$739	$1,139
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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	June 30, 2022	December 31, 2021

SDG&E:
Fixed-price contracts and other derivatives	$(24)	$(50)
Deferred income taxes recoverable in rates	176	125
Pension and other postretirement benefit plan obligations	(8)	(7)
Removal obligations	(2,185)	(2,251)
Environmental costs	61	62
Sunrise Powerlink fire mitigation	121	122
Regulatory balancing accounts(1)(2)
Commodity – electric	246	77
Gas transportation	33	49
Safety and reliability	80	67
Public purpose programs	(117)	(107)
Wildfire mitigation plan	255	178
Liability insurance premium	102	110
Other balancing accounts	(17)	207
Other regulatory assets, net(2)	132	119
Total SDG&E	(1,145)	(1,299)
SoCalGas:
Deferred income taxes recoverable in rates	113	44
Pension and other postretirement benefit plan obligations	39	51
Employee benefit costs	31	31
Removal obligations	(603)	(627)
Environmental costs	34	34
Regulatory balancing accounts(1)(2)
Commodity – gas, including transportation	(46)	(146)
Safety and reliability	425	339
Public purpose programs	(213)	(183)
Liability insurance premium	18	16
Other balancing accounts	125	42
Other regulatory assets, net(2)	153	142
Total SoCalGas	76	(257)
Sempra Infrastructure:
Deferred income taxes recoverable in rates	77	77
Total Sempra	$(992)	$(1,479)
(1)    At June 30, 2022 and December 31, 2021, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $453 and $358, respectively, and for SoCalGas was $601 and $410, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.

SEMPRA CALIFORNIA
CPUC GRC
The CPUC uses GRCs to set rates designed to allow SDG&E and SoCalGas to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.
In May 2022, SDG&E and SoCalGas filed their 2024 GRC applications requesting CPUC approval of test year revenue requirements for 2024 and attrition year adjustments for 2025 through 2027. SDG&E and SoCalGas requested revenue requirements for 2024 of $3.0 billion and $4.4 billion, respectively. SDG&E and SoCalGas are proposing post-test year revenue requirement changes using various mechanisms that are estimated to result in annual increases of approximately 8% to 12% at SDG&E and approximately 6% to 8% at SoCalGas. SDG&E and SoCalGas have requested that the CPUC issue a final decision by the end of 2023 with new rates to be implemented in January 2024. SDG&E proposes to submit separate requests in its GRC for review and recovery of its wildfire mitigation plan costs in mid-2023 for costs incurred from 2019 through 2022 and in mid-2024 for costs incurred in 2023.
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
For the measurement period that ended September 30, 2021, the CCM would trigger for SDG&E if the CPUC determines that the CCM should be implemented because the average Moody’s Baa- utility bond index between October 1, 2020 and September 30, 2021 was 1.17% below SDG&E’s CCM benchmark rate of 4.498%. In August 2021, SDG&E filed an application with the CPUC to update its cost of capital due to the ongoing effects of the COVID-19 pandemic rather than have the CCM apply. In December 2021, the CPUC established a proceeding to determine if SDG&E’s cost of capital was impacted by an extraordinary event such that the CCM should not apply. If the CPUC finds that there was not an extraordinary event, the CCM would be effective retroactive to January 1, 2022 and would automatically adjust SDG&E’s authorized ROE from 10.20% to 9.62% and adjust its authorized cost of debt to reflect the then current embedded cost and projected interest rate. If the CPUC finds that there was an extraordinary event, it will then determine whether to suspend the CCM for 2022 and preserve SDG&E’s current authorized cost of capital or hold a second phase of the proceeding to set a new cost of capital for 2022. SDG&E expects to receive a final decision in the second half of 2022. In December 2021, the CPUC granted SDG&E the establishment of memorandum accounts effective January 1, 2022 to track any differences in revenue requirement resulting from the interim cost of capital decision expected in 2022.

Proposed Cost of Capital
In April 2022, SDG&E and SoCalGas each filed applications with the CPUC to update their cost of capital (shown in the table below), which would become effective on January 1, 2023 and would remain in effect through December 31, 2025, subject to the CCM if it remains in place as proposed. SDG&E and SoCalGas expect to receive a final decision by the end of 2022.

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
In the six months ended June 30, 2022 and 2021, Sempra contributed $171 million and $100 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $170 million and $162 million, respectively, to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating revenues	$1,293	$1,147	$2,542	$2,286
Operating expenses	(908)	(836)	(1,805)	(1,665)
Income from operations	385	311	737	621
Interest expense	(108)	(102)	(216)	(204)
Income tax expense	(52)	(34)	(94)	(70)
Net income	226	167	417	332
Noncontrolling interest held by Texas Transmission Investment LLC	(46)	(34)	(84)	(67)
Earnings attributable to Sempra(1)	180	133	333	265
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing arrangement and changes in basis differences in AOCI within the carrying value of our equity method investment.
SEMPRA INFRASTRUCTURE
Cameron LNG JV
In the six months ended June 30, 2022, Sempra Infrastructure contributed $10 million to Cameron LNG JV. In the six months ended June 30, 2022 and 2021, Cameron LNG JV distributed to Sempra Infrastructure $233 million and $378 million, respectively, of which $165 million relates to the distribution from Cameron LNG JV’s SDSRA that we discuss below.

Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $21 million at June 30, 2022, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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
In exchange for this guarantee, the external lenders will pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure will recognize as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 9). At June 30, 2022, the fair value of the Support Agreement was $16 million, of which $7 million is included in Other Current Assets and $9 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
ESJ
As we discuss in Note 5, in March 2021, Sempra Infrastructure completed the acquisition of the remaining 50% equity interest in ESJ and ESJ became a wholly owned, consolidated subsidiary. Prior to the acquisition date, Sempra Infrastructure owned 50% of ESJ and accounted for its interest as an equity method investment. In the six months ended June 30, 2021, ESJ distributed a $4 million return of investment to IEnova.
TAG
In the six months ended June 30, 2022, TAG distributed $32 million to Sempra Infrastructure.

NOTE 7. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At June 30, 2022, Sempra had an aggregate capacity of $9.5 billion under seven primary committed lines of credit, which provide liquidity and support commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		June 30, 2022
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Available unused credit
Sempra	May 2024	$3,185	$(42)	$—	$3,143
Sempra	May 2024	1,250	—	—	1,250
SDG&E	May 2024	1,500	—	—	1,500
SoCalGas	May 2024	750	—	—	750
SI Partners	November 2024	1,000	—	(285)	715
IEnova	September 2023	350	—	(310)	40
IEnova	February 2024	1,500	—	—	1,500
Total		$9,535	$(42)	$(595)	$8,898
Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At June 30, 2022, each entity was in compliance with this ratio under its respective credit facility.
SI Partners must maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in its credit facility) of no more than 5.25 to 1.00 as of the end of each quarter. At June 30, 2022, SI Partners was in compliance with this ratio.
Uncommitted Lines of Credit
In addition to our committed lines of credit, Sempra Infrastructure’s foreign operations in Mexico have uncommitted lines of credit with an aggregate capacity of $570 million at June 30, 2022, which are generally used for working capital requirements. We reflect amounts outstanding under these uncommitted lines of credit before reductions of any unamortized discounts.

FOREIGN UNCOMMITTED LINES OF CREDIT
(Dollars and U.S. dollar equivalent in millions)
			June 30, 2022
Borrower	Expiration date of facility	Borrowing denomination	Total facility	Amounts outstanding	Available unused credit
IEnova	September 2022	U.S. dollars	$250	$(250)	$—
ECA LNG Phase 1(1)	August 2023	U.S. dollars or Mexican pesos	200	(32)	168
IEnova(2)	October 2023	U.S. dollars	100	(36)	64
IEnova	October 2023	U.S. dollars or Mexican pesos	20	—	20
Total			$570	$(318)	$252
(1)    In March 2022, the facility was amended to increase the borrowing capacity from $100 to $200.
(2)    Advances are due in full within 180 days of the disbursement date, which may be extended in increments of 180 days provided that no advance may have a maturity date that falls more than three years after the date of disbursement.

Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At June 30, 2022, we had approximately $730 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT
(Dollars in millions)
		June 30, 2022
	Expiration date range	Uncommitted letters of credit outstanding
SDG&E	January 2023 to May 2023	$15
SoCalGas	November 2022 to October 2023	20
Sempra Infrastructure	July 2022 to October 2043	525
Parent and other	September 2022 to June 2023	170
Total		$730
Term Loan
In July 2022, SoCalGas entered into an $800 million, 364-day term loan agreement with a maturity date of July 6, 2023. SoCalGas may request one borrowing of up to $800 million through October 7, 2022. The borrowings will bear interest at benchmark rates plus 70 bps and are due in full upon maturity. The term loan provides SoCalGas with additional liquidity outside of its line of credit, which may include payment of a portion of the costs associated with civil litigation related to the Leak.
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	June 30, 2022	December 31, 2021
Sempra	2.70%	0.60%
SDG&E	—	0.65
SoCalGas	—	0.21
LONG-TERM DEBT
Sempra
In March 2022, we issued $750 million aggregate principal amount of 3.30% senior unsecured notes due in full upon maturity on April 1, 2025 and received proceeds of $745 million (net of debt discount, underwriting discounts and debt issuance costs of $5 million), and $500 million of 3.70% senior unsecured notes due in full upon maturity on April 1, 2029 and received proceeds of $494 million (net of debt discount, underwriting discounts and debt issuance costs of $6 million). Each series of the notes is redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. We used a portion of the net proceeds for general corporate purposes and repayment of commercial paper.
SDG&E
In February 2022, SDG&E entered into a $400 million, two-year term loan with a maturity date of February 18, 2024. SDG&E borrowed $200 million in the three months ended March 31, 2022 and an additional $200 million in the three months ended June 30, 2022. The borrowings bear interest at benchmark rates plus 62.5 bps and are due in full upon maturity. The margin is based on SDG&E’s long-term senior unsecured credit rating. SDG&E used the net proceeds for repayment of commercial paper and for general corporate purposes.
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
SI Partners
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
ECA LNG Phase 1
In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement with a syndicate of nine banks for an aggregate principal amount of up to $1.6 billion. Sempra and TotalEnergies SE have provided guarantees for repayment of the loans plus accrued and unpaid interest based on their proportionate ownership interest in ECA LNG Phase 1 of 83.4% and 16.6%, respectively. At June 30, 2022 and December 31, 2021, $455 million and $341 million, respectively, was outstanding under the loan agreement, with a weighted-average interest rate of 4.37% and 2.93%, respectively.
In July 2022, ECA LNG Phase 1 replaced Sempra with IEnova as the guarantor and replaced two of the nine banks and their combined principal commitment of $203 million ($61 million of which was outstanding at June 30, 2022) with a shareholder loan from IEnova, thereby reducing the syndicate to seven banks.

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
ENERGY DERIVATIVES
Our market risk is primarily related to natural gas and electricity price volatility and the specific physical locations where we transact. We use energy derivatives to manage these risks. The use of energy derivatives in our various businesses depends on the particular energy market, and the operating and regulatory environments applicable to the business, as follows:
▪SDG&E and SoCalGas use natural gas derivatives and SDG&E uses electricity derivatives, for the benefit of customers, with the objective of managing price risk and basis risks, and stabilizing and lowering natural gas and electricity costs. These derivatives include fixed-price natural gas and electricity positions, options, and basis risk instruments, which are either exchange-traded or over-the-counter financial instruments, or bilateral physical transactions. This activity is governed by risk management and transacting activity plans that have been filed with and approved by the CPUC. Natural gas and electricity derivative activities are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Condensed Consolidated Statements of Operations are reflected in Cost of Electric Fuel and Purchased Power or in Cost of Natural Gas.
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
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	June 30, 2022	December 31, 2021
Sempra:
Natural gas	MMBtu	193	184
Electricity	MWh	—	1
Congestion revenue rights	MWh	49	45
SDG&E:
Natural gas	MMBtu	10	7
Electricity	MWh	—	1
Congestion revenue rights	MWh	49	45
SoCalGas:
Natural gas	MMBtu	141	201
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
The following table presents the net notional amounts of our interest rate derivatives, excluding those in our equity method investments.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	June 30, 2022		December 31, 2021
	Notional debt	Maturities	Notional debt	Maturities
Sempra:
Cash flow hedges	$436	2022-2034	$462	2022-2034
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
The following table presents the net notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	June 30, 2022		December 31, 2021
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cross-currency swaps	$306	2022-2023	$306	2022-2023
Other foreign currency derivatives	65	2022-2023	106	2022-2023
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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2022
	Other current assets	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$5	$27	$—	$—
Foreign exchange instruments	—	—	(2)	—
Interest rate and foreign exchange instruments	—	—	(117)	—
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	182	91	(182)	(89)
Associated offsetting commodity contracts	(167)	(32)	167	32
Commodity contracts subject to rate recovery	27	25	(22)	(1)
Associated offsetting commodity contracts	(3)	—	3	—
Net amounts presented on the balance sheet	44	111	(153)	(58)
Additional cash collateral for commodity contracts not subject to rate recovery	76	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	48	—	—	—
Total(1)	$168	$111	$(153)	$(58)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$26	$25	$(14)	$—
Associated offsetting commodity contracts	(3)	—	3	—
Net amounts presented on the balance sheet	23	25	(11)	—
Additional cash collateral for commodity contracts subject to rate recovery	36	—	—	—
Total(1)	$59	$25	$(11)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$1	$—	$(8)	$(1)
Net amounts presented on the balance sheet	1	—	(8)	(1)
Additional cash collateral for commodity contracts subject to rate recovery	12	—	—	—
Total	$13	$—	$(8)	$(1)
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

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended June 30,			Three months ended June 30,
	2022	2021	Location	2022	2021
Sempra:
Interest rate instruments	$13	$(6)	Interest Expense	$—	$1
Interest rate instruments	50	(32)	Equity Earnings(1)	(13)	(19)
Foreign exchange instruments	—	(1)	Revenues: Energy- Related Businesses	1	—
			Other (Expense) Income, Net	(1)	—
Foreign exchange instruments	—	(1)	Equity Earnings(1)	—	—
Interest rate and foreign exchange instruments	4	7	Interest Expense	1	—
			Other (Expense) Income, Net	—	7
Total	$67	$(33)		$(12)	$(11)
SoCalGas:
Interest rate instruments	$—	$—	Interest Expense	$(1)	$—

	Six months ended June 30,			Six months ended June 30,
	2022	2021	Location	2022	2021
Sempra:
Interest rate instruments	$35	$20	Interest Expense	$1	$(1)
Interest rate instruments	144	51	Equity Earnings(1)	(27)	(38)
Foreign exchange instruments	(3)	2	Revenues: Energy- Related Businesses	2	(1)
			Other (Expense) Income, Net	(1)	—
Foreign exchange instruments	(2)	2	Equity Earnings(1)	1	(1)
Interest rate and foreign exchange instruments	13	1	Interest Expense	1	—
			Other (Expense) Income, Net	6	1
Total	$187	$76		$(17)	$(40)
SoCalGas:
Interest rate instruments	$—	$—	Interest Expense	$(1)	$—
(1)    Equity earnings at our foreign equity method investees are recognized after tax.

For Sempra, we expect that net gains before NCI of $6 million, which are net of income tax expense, that are currently recorded in AOCI (with net gains of $11 million attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at June 30, 2022 is approximately 12 years for Sempra. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 17 years.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2022	2021	2022	2021
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$(151)	$(142)	$(228)	$(190)
Commodity contracts subject to rate recovery	Cost of Natural Gas	(4)	—	(4)	2
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	(24)	41	(6)	43
Foreign exchange instruments	Other (Expense) Income, Net	—	—	—	(24)
Total		$(179)	$(101)	$(238)	$(169)
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$(24)	$41	$(6)	$43
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(4)	$—	$(4)	$2
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
For Sempra, the total fair value of this group of derivative instruments in a liability position at June 30, 2022 and December 31, 2021 was $17 million and $88 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at June 30, 2022 and December 31, 2021 was $9 million and $36 million, respectively. SDG&E did not have this group of derivative instruments in a liability position at June 30, 2022 or December 31, 2021. At June 30, 2022, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $17 million and $9 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2022 and December 31, 2021. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair-valued assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2021.

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

RECURRING FAIR VALUE MEASURES – SEMPRA
(Dollars in millions)
	Fair value at June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$15	$—	$—	$15
Equity securities	283	5	—	288
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	30	13	—	43
Municipal bonds	—	293	—	293
Other securities	—	237	—	237
Total debt securities	30	543	—	573
Total nuclear decommissioning trusts(1)	328	548	—	876
Short-term investments held in Rabbi Trust	50	—	—	50
Interest rate instruments	—	32	—	32
Commodity contracts not subject to rate recovery	—	74	—	74
Effect of netting and allocation of collateral(2)	76	—	—	76
Commodity contracts subject to rate recovery	13	1	35	49
Effect of netting and allocation of collateral(2)	32	10	6	48
Support Agreement, net of related guarantee fees	—	—	16	16
Total	$499	$665	$57	$1,221
Liabilities:
Foreign exchange instruments	$—	$2	$—	$2
Interest rate and foreign exchange instruments	—	117	—	117
Commodity contracts not subject to rate recovery	—	72	—	72
Commodity contracts subject to rate recovery	—	18	2	20
Total	$—	$209	$2	$211
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

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$15	$—	$—	$15
Equity securities	283	5	—	288
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	30	13	—	43
Municipal bonds	—	293	—	293
Other securities	—	237	—	237
Total debt securities	30	543	—	573
Total nuclear decommissioning trusts(1)	328	548	—	876
Commodity contracts subject to rate recovery	13	—	35	48
Effect of netting and allocation of collateral(2)	30	—	6	36
Total	$371	$548	$41	$960

Liabilities:
Commodity contracts subject to rate recovery	$—	$9	$2	$11
Total	$—	$9	$2	$11

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$13	$(10)	$—	$3
Equity securities	358	6	—	364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	48	8	—	56
Municipal bonds	—	321	—	321
Other securities	—	260	—	260
Total debt securities	48	589	—	637
Total nuclear decommissioning trusts(1)	419	585	—	1,004
Commodity contracts subject to rate recovery	12	—	69	81
Effect of netting and allocation of collateral(2)	22	—	6	28
Total	$453	$585	$75	$1,113

Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$15	$15
Total	$—	$—	$15	$15
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Effect of netting and allocation of collateral(1)	2	10	—	12
Total	$2	$11	$—	$13

Liabilities:
Commodity contracts subject to rate recovery	$—	$9	$—	$9
Total	$—	$9	$—	$9

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Effect of netting and allocation of collateral(1)	9	9	—	18
Total	$9	$10	$—	$19

Liabilities:
Commodity contracts subject to rate recovery	$—	$35	$—	$35
Total	$—	$35	$—	$35
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended June 30,
	2022	2021
Balance at April 1	$58	$62
Realized and unrealized (losses) gains	(30)	8
Allocated transmission instruments	(6)	(2)
Settlements	11	12
Balance at June 30	$33	$80
Change in unrealized (losses) gains relating to instruments still held at June 30	$(23)	$14

	Six months ended June 30,
	2022	2021
Balance at January 1	$54	$69
Realized and unrealized (losses) gains	(23)	6
Allocated transmission instruments	(6)	(2)
Settlements	8	7
Balance at June 30	$33	$80
Change in unrealized (losses) gains relating to instruments still held at June 30	$(18)	$12
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
The impact associated with discounting is negligible. Because these auction prices are a less observable input, these instruments are classified as Level 3. The fair value of these instruments is derived from auction price differences between two locations. Positive values between two locations represent expected future reductions in congestion costs, whereas negative values between two locations represent expected future charges. Valuation of our CRRs is sensitive to a change in auction price. If auction prices at one location increase (decrease) relative to another location, this could result in a significantly higher (lower) fair value measurement. We summarize CRR volumes in Note 8.
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

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2022	$25.25	to	$125.00	$66.36
2021	22.45	to	151.90	49.27
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended June 30,
	2022	2021
Balance at April 1	$12	$3
Realized and unrealized gains(1)	6	3
Settlements	(2)	(2)
Balance at June 30(2)	$16	$4
Change in unrealized gains relating to instruments still held at June 30	$5	$2

	Six months ended June 30,
	2022	2021
Balance at January 1	$7	$3
Realized and unrealized gains(1)	14	5
Settlements	(5)	(4)
Balance at June 30(2)	$16	$4
Change in unrealized gains relating to instruments still held at June 30	$13	$4
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $7 in Other Current Assets and $9 in Other Long-term Assets at June 30, 2022 on Sempra’s Condensed Consolidated Balance Sheet.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	June 30, 2022
Sempra:
Short-term amounts due from unconsolidated affiliates(1)	$626	$—	$630	$—	$630
Long-term note receivable(2)	310	—	—	278	278
Long-term amounts due to unconsolidated affiliates	282	—	251	—	251
Total long-term debt(3)	23,924	—	21,709	—	21,709
SDG&E:
Total long-term debt(4)	$7,800	$—	$7,102	$—	$7,102
SoCalGas:
Total long-term debt(5)	$5,459	$—	$5,110	$—	$5,110

	December 31, 2021
Sempra:
Long-term note receivable(2)	$300	$—	$—	$327	$327
Long-term amounts due from unconsolidated affiliates(1)	640	—	642	—	642
Long-term amounts due to unconsolidated affiliates	287	—	295	—	295
Total long-term debt(3)	20,099	—	22,126	—	22,126
SDG&E:
Total long-term debt(4)	$6,417	$—	$7,236	$—	$7,236
SoCalGas:
Total long-term debt(5)	$4,759	$—	$5,367	$—	$5,367
(1)    Before allowances for credit losses of $1 at December 31, 2021. Includes $1 and $2 of accrued interest receivable at June 30, 2022 and December 31, 2021, respectively, in Due From Unconsolidated Affiliates – Current.
(2)    Before allowances for credit losses of $7 and $8 at June 30, 2022 and December 31, 2021, respectively. Excludes unamortized transaction costs of $5 at both June 30, 2022 and December 31, 2021, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $294 and $260 at June 30, 2022 and December 31, 2021, respectively, and excluding finance lease obligations of $1,334 and $1,335 at June 30, 2022 and December 31, 2021, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $73 and $61 at June 30, 2022 and December 31, 2021, respectively, and excluding finance lease obligations of $1,266 and $1,274 at June 30, 2022 and December 31, 2021, respectively.
(5)    Before reductions of unamortized discount and debt issuance costs of $43 and $36 at June 30, 2022 and December 31, 2021, respectively, and excluding finance lease obligations of $68 and $61 at June 30, 2022 and December 31, 2021, respectively.

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

The Samuel Lawrence Foundation filed a writ petition under the California Coastal Act in LA Superior Court in December 2019 seeking to invalidate the coastal development permit and to obtain injunctive relief to stop decommissioning work. The petition was denied in September 2021. In December 2021, the Samuel Lawrence Foundation filed a notice of appeal. To date, decommissioning work has not been interrupted as a result of this writ petition.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	June 30, 2022
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$43	$1	$(1)	$43
Municipal bonds(2)	305	1	(13)	293
Other securities(3)	256	1	(20)	237
Total debt securities	604	3	(34)	573
Equity securities	109	187	(8)	288
Short-term investments, primarily cash equivalents	15	—	—	15
Receivables (payables), net	(13)	—	—	(13)
Total	$715	$190	$(42)	$863

	December 31, 2021
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$56	$—	$—	$56
Municipal bonds	309	13	(1)	321
Other securities	255	7	(2)	260
Total debt securities	620	20	(3)	637
Equity securities	104	262	(2)	364
Short-term investments, primarily cash equivalents	3	—	—	3
Receivables (payables), net	8	—	—	8
Total	$735	$282	$(5)	$1,012
(1)    Maturity dates are 2023-2052.
(2)    Maturity dates are 2022-2056.
(3)    Maturity dates are 2022-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Proceeds from sales	$155	$254	$397	$542
Gross realized gains	3	18	14	39
Gross realized losses	(7)	(1)	(11)	(3)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
SDG&E’s ARO related to decommissioning costs for SONGS Units 1, 2 and 3 was $557 million at June 30, 2022 and is based on a cost study prepared in 2020 that is pending CPUC approval, which SDG&E expects to receive in 2023.
NUCLEAR INSURANCE
The SONGS owners have nuclear property damage insurance of $130 million, which exceeds the minimum federal requirement of $50 million. This insurance coverage is provided through NEIL. The NEIL policies have specific exclusions and limitations that can result in reduced coverage. Insured members as a group are subject to retrospective premium assessments to cover losses sustained by NEIL under all issued policies. SDG&E could be assessed up to $4.1 million of retrospective premiums based on overall member claims.

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
At June 30, 2022, loss contingency accruals for legal matters, including associated legal fees and regulatory matters related to the Leak, that are probable and estimable were $2,118 million for Sempra, including $13 million for SDG&E and $2,029 million for SoCalGas. Amounts for Sempra and SoCalGas include $2,004 million for matters related to the Leak, which we discuss below.
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

Civil Litigation – Litigation Subject to Agreements to Resolve. As of August 1, 2022, approximately 390 lawsuits including approximately 36,000 plaintiffs (the Individual Plaintiffs) were pending against SoCalGas and Sempra related to the Leak. All these cases are coordinated before a single court in the LA Superior Court for pretrial management.
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
In September 2021, SoCalGas and Sempra entered into an agreement with counsel representing over 80% of the plaintiffs in the Individual Plaintiff Litigation to resolve the claims of all Individual Plaintiffs for a payment of up to $1.8 billion. The agreement is subject to acceptance by no fewer than roughly 97% of all plaintiffs in the Individual Plaintiff Litigation. The agreement, which requires each plaintiff who accepts a settlement to release all such plaintiff’s claims against SoCalGas, Sempra and their respective affiliates related to the Individual Plaintiff Litigation and the Leak, provides that the settlement amount will be reduced based on the number of plaintiffs who do not accept. The LA Superior Court previously approved the process to allocate payments among the plaintiffs. The Individual Plaintiffs’ counsel report that they have exceeded the 97% threshold described above and, in July 2022, the parties extended the date by which all conditions under the agreement must be met by the Individual Plaintiffs’ counsel or waived by SoCalGas and Sempra. SoCalGas expects to make a payment of approximately $1.8 billion under the agreement on or around August 30, 2022. The plaintiffs who do not agree to participate in the settlement will be able to continue to pursue their claims. Pursuant to the agreement, the Individual Plaintiff Litigation has been stayed.
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
In September 2021, SoCalGas and Sempra entered into an agreement to settle the Property Class Action for a total amount of $40 million. In April 2022, the LA Superior Court gave final approval of the settlement, which releases SoCalGas, Sempra and their respective affiliates from all claims of the property class members.
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
Civil Litigation – Unresolved Litigation. The complaint of one of the Developer Plaintiffs remains pending, and the LA Superior Court has scheduled a trial for October 2022. SoCalGas has engaged in settlement discussions with the remaining Developer Plaintiff.
Four shareholder derivative actions were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra and/or SoCalGas. Three of the actions were joined in an Amended Consolidated Shareholder Derivative Complaint, which was dismissed with prejudice in January 2021. The plaintiffs have appealed this dismissal. In the remaining fourth action, the plaintiffs filed an amended complaint in June 2022.
An adverse ruling in any of the lawsuits by plaintiffs in the Individual Plaintiff Litigation who do not agree to settle or by the remaining Developer Plaintiff could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects. In addition, there can be no assurance that the conditions to resolve the Individual Plaintiff Litigation will be satisfied or waived to the extent not satisfied.
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
In June 2019, the CPUC opened an OII to consider penalties against SoCalGas for the Leak, which it later bifurcated into two phases. The first phase will consider whether SoCalGas violated California Public Utilities Code Section 451 or other laws, CPUC orders or decisions, rules or requirements, whether SoCalGas engaged in unreasonable and/or imprudent practices with respect to its operation and maintenance of the Aliso Canyon natural gas storage facility or its related record-keeping practices, whether SoCalGas cooperated sufficiently with the SED of the CPUC and Blade during the pre-formal investigation, and whether any of the mitigation measures proposed by Blade should be implemented to the extent not already done. The SED, based largely on the Blade report, has alleged a total of 324 violations in the first phase, asserting that SoCalGas violated California Public Utilities Code Section 451 and failed to cooperate in the investigation and to keep proper records. Hearings on a subset of issues began in March 2021. A schedule for hearings on the remaining issues has not been set. The second phase will consider whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties, if any, should be imposed for any violations, unreasonable or imprudent practices, or failure to cooperate sufficiently with the SED as determined by the CPUC in the first phase. In addition, the second phase will determine the amounts of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs, which could result in little or no recovery of such costs by SoCalGas. SoCalGas has engaged in settlement discussions with the SED in connection with this proceeding.
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
At June 30, 2022, the Aliso Canyon natural gas storage facility had a net book value of $908 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, incur higher than expected operating costs and/or be required to make additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized. Any such outcome could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Cost Estimate, Accounting Impact and Insurance. SoCalGas has incurred significant costs related to the Leak, primarily for temporary relocation of community residents; to control the well and stop the Leak; to mitigate the natural gas released; to purchase natural gas to replace what was lost through the Leak; to defend against and, in certain cases, settle, civil and criminal litigation arising from the Leak; to pay the costs of the government-ordered response to the Leak, including the costs for Blade to conduct the root cause analysis described above; to respond to various government and agency investigations regarding the Leak; and to comply with increased regulation imposed as a result of the Leak. At June 30, 2022, SoCalGas estimates these costs related to the Leak are $3,361 million (the cost estimate), which includes $1,279 million of costs recovered or probable of recovery from insurance. This cost estimate may increase significantly as more information becomes available. At June 30, 2022, $2,003 million of the cost estimate is accrued in Reserve for Aliso Canyon Costs and $4 million of the cost estimate is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets.
In the three months and six months ended June 30, 2022, SoCalGas recorded total charges of $45 million ($32 million after tax) and $137 million ($98 million after tax), respectively, inclusive of estimated legal costs, in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Condensed Consolidated Statements of Operations related to the claims of the Developer Plaintiffs that we describe above. These charges are included in the cost estimate that we describe above.
Except for the amounts paid or estimated to settle certain legal and regulatory matters as described above, the cost estimate does not include (i) any amounts necessary to resolve claims of Individual Plaintiffs who do not agree to participate in the settlement of the Individual Plaintiff Litigation or (ii) the matters that we describe above in “Civil Litigation – Unresolved Litigation” and “Regulatory Proceedings” to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs for damages, restitution, civil or administrative fines or penalties, defense, settlement or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. The costs or losses not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
We have received insurance payments for many of the categories of costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. At June 30, 2022, we recorded the expected recovery of the cost estimate related to the Leak of $344 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $935 million of insurance proceeds we received through June 30, 2022. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts and/or delays could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure
Energía Costa Azul
We describe below certain land and customer disputes and permit challenges affecting our ECA Regas Facility. Certain of these land disputes involve land on which portions of the ECA LNG liquefaction facilities are proposed to be situated or on which portions of the ECA Regas Facility that would be necessary for the operation of the proposed ECA LNG liquefaction facilities are situated. One or more unfavorable final decisions on these disputes or challenges could materially adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility and have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
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

In addition, four cases involving two adjacent areas of real property on which part of the ECA Regas Facility is situated, each brought by a single plaintiff or her descendants, remain pending against the facility, as follows:
▪The first disputed area is subject to a claim in the federal Agrarian Court that has been ongoing since 2006, in which the plaintiff seeks to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The proceeding, which seeks an order that SEDATU annul the ECA Regas Facility’s competing property title, was initiated in 2006 and, in July 2021, a decision was issued in favor of the ECA Regas Facility. The plaintiff appealed, and in February 2022, the appellate court confirmed the ruling in favor of the ECA Regas Facility and dismissed the appeal. The plaintiff filed a final federal appeal against the appellate court ruling. A final ruling from the Federal Collegiate Circuit Court is pending.
▪The second disputed area is a parcel adjacent to the ECA Regas Facility that allegedly overlaps with land on which the ECA Regas Facility is situated, which is subject to a claim in the federal Agrarian Court and two claims in Mexican civil courts. The ECA Regas Facility first bought the property from the federal government in 2003; however, to resolve an ownership controversy, in 2008, the ECA Regas Facility reached a financial settlement with the plaintiff to eliminate an adverse claim to its title. Nevertheless, the plaintiff sued in 2013 for the nullity of both titles. The Agrarian Court ruled in favor of the plaintiff in May 2021, nullifying the first property title. Sempra Infrastructure appealed the ruling in July 2021. In May 2022, Sempra Infrastructure won the appeal and the plaintiff’s claims were dismissed, which the plaintiff has appealed. The ECA Regas Facility continues to hold the second property title to the land. The two civil court proceedings, which seek to invalidate the contract by which the ECA Regas Facility purchased for the second time the applicable parcel of land on which the ECA Regas Facility is situated on the grounds that the purchase price was allegedly unfair, are progressing at different stages. In the first civil case, initiated in 2013, the court ruled in favor of the ECA Regas Facility, and the final decision was affirmed on a federal appeal. The descendants of the same plaintiff filed the second civil case in 2019, which was dismissed by the court. However, the dismissal has been appealed, which is pending the appellate court’s ruling. In April 2022, the ECA Regas Facility entered into a settlement agreement with the plaintiff, whereby the plaintiff has agreed to recognize the ECA Regas Facility as the sole owner of the property and waive any current or future rights over the property, or any other properties related to the ECA Regas Facility. The settlement agreement is pending court approval and would definitively resolve all three pending cases.
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
In 2018 and 2021, three related claimants filed separate challenges in the federal district court in Ensenada, Baja California in relation to the environmental and social impact permits issued by each of ASEA and SENER to ECA LNG authorizing natural gas liquefaction activities at the ECA Regas Facility, as follows:
▪In the first case, the court issued a provisional injunction in September 2018. In December 2018, ASEA approved modifications to the environmental permit that facilitate the development of the proposed natural gas liquefaction facility in two phases. In May 2019, the court canceled the provisional injunction. The claimant appealed the court’s decision canceling the injunction but was not successful. The claimant’s underlying challenge to the permits remains pending.
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
Customer Dispute. In May 2020, the two third-party capacity customers at the ECA Regas Facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by Sempra Infrastructure and a force majeure event. In July 2020, Shell Mexico submitted a request for arbitration of the dispute and Gazprom joined the proceeding, and a hearing was held in October 2021. The International Court of Arbitration issued a final, non-appealable decision dated April 27, 2022 in favor of Sempra Infrastructure dismissing all claims and confirming the contracts remain in force. Shell Mexico submitted a request to the International Court of Arbitration, and Gazprom joined the request, to issue an additional decision, asserting that two of the claims were not addressed in the ruling. Sempra Infrastructure filed a response and requested that any additional decision by the International Court of Arbitration be incorporated into the original decision as one, final ruling for clarity to aid in enforcement proceedings should they become necessary.

Citing the alleged breach, Shell Mexico stopped making payments under its LNG storage and regasification agreement. Due to nonpayment, Sempra Infrastructure drew against Shell Mexico’s letters of credit provided as payment security until they were fully exhausted in March 2022 and this customer has not resumed making payments. Although Gazprom had previously been making regular monthly payments under its LNG storage and regasification agreement, Sempra Infrastructure drew against and fully exhausted Gazprom’s letters of credit in April 2022 due to Gazprom’s non-renewal of such letters of credit as required under the agreement. Gazprom has not paid its invoices since March 2022, so funds drawn from the letters of credit have been used to fully offset such nonpayment. We expect that these funds will provide payment security from Gazprom through the end of 2024.
In addition to the arbitration proceeding, Shell Mexico also filed constitutional claims against the CRE’s approval of the general terms and conditions for service at the facility and against the issuance of the liquefaction permit. Shell Mexico’s request for an injunction against the general terms and conditions was denied, and the ruling was upheld on appeal. The request for an injunction against the liquefaction permit was denied, and the decision was vacated and remanded on appeal to the First District Court in Administrative Matters, which again denied the injunction. The case on the injunction request was then heard again by the appellate court. A hearing was held on the merits and a decision is pending.
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
Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory that has made that section inoperable since August 2017 and, as a result, Sempra Infrastructure declared a force majeure event. In 2017, an appellate court ruled that the scope of the 2016 suspension order encompassed the wider Yaqui territory, which has prevented Sempra Infrastructure from making repairs to put the pipeline back in service. In July 2019, a federal district court ruled in favor of Sempra Infrastructure and held that the Yaqui tribe was properly consulted and that consent from the Yaqui tribe was properly received. Representatives of the Bácum community appealed this decision, causing the suspension order preventing Sempra Infrastructure from repairing the damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory to remain in place until the appeals process is exhausted. In December 2021, the court of appeals referred the matter to Mexico’s Supreme Court. In June 2022, the Supreme Court remanded the case back to the court of appeals for final resolution.
Sempra Infrastructure exercised its rights under the contract, which included seeking force majeure payments for the two-year period such force majeure payments were required to be made, which ended in August 2019.
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the arbitration process ended when Sempra Infrastructure and the CFE reached an agreement to restart natural gas transportation service on the earlier of completion of repair of the damaged pipeline or January 15, 2020, and to modify the tariff structure and extend the term of the contract by 10 years. Subsequently, Sempra Infrastructure and the CFE agreed to extend the service start date multiple times, most recently to November 30, 2022. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by November 30, 2022, and the parties do not agree on a new service start date, Sempra Infrastructure retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. Discussions with the CFE regarding the future of the pipeline are underway in accordance with a non-binding MOU announced in January 2022 that, among other matters, addresses efforts to restart service on the pipeline. In July 2022, Sempra Infrastructure and the CFE entered into a Shareholders’ Agreement that establishes a framework for a JV between the parties to work on restarting service on the pipeline, including the potential re-routing of a portion of the pipeline. This agreement is subject to a number of conditions to be satisfied before it becomes effective, including regulatory and corporate authorizations.
At June 30, 2022, Sempra Infrastructure had $426 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to make such repairs (which have not commenced) or re-route a portion of the pipeline (which has not been agreed to by the parties, but is subject to negotiation pursuant to a non-binding MOU and a Shareholders’ Agreement, as described above) and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Sasabe-Puerto Libertad-Guaymas Segment. In June 2014, Sempra Infrastructure and a landowner agreed to enter into a voluntary right-of-way easement agreement for the construction and operation of a seven-mile section of the 314-mile Sasabe-Puerto Libertad-Guaymas segment of the Sonora natural gas pipeline on the landowner’s property. However, in 2015, the landowner filed a complaint demanding the easement agreement be nullified. In September 2021, a definitive and non-appealable judgment was issued declaring the easement agreement nullified and ordering the removal of the pipeline from the landowner’s property. The execution of the judgment is suspended as a result of an amparo lawsuit filed by the CFE as an interested third party that did not participate in the litigation. Sempra Infrastructure filed a special judicial action asking the civil court to acknowledge the existence of the easement and to determine the consideration the landowner should receive in exchange for the easement. In July 2022, Sempra Infrastructure and the landowner entered into a new easement agreement approved by the court for the seven-mile section on the landowner’s property, thus bringing this case to definitive conclusion.
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
Offtakers of Legacy Generation Permits. In October 2020, the CRE approved a resolution to amend the rules for the inclusion of new offtakers of legacy generation and self-supply permits (the Offtaker Resolution), which became effective immediately. The Offtaker Resolution prohibits self-supply permit holders from adding new offtakers that were not included in the original development or expansion plans, making modifications to the amount of energy allocated to the named offtakers, and including load centers that have entered into a supply arrangement under Mexico’s Electricity Industry Law. Don Diego Solar, Border Solar and Ventika are holders of self-supply permits and are impacted by the Offtaker Resolution. In January 2022, Don Diego Solar and Border Solar obtained a favorable resolution from a Mexican federal district court and the CRE appealed that decision. If Sempra Infrastructure is not able to obtain legal protection for these impacted facilities, Sempra Infrastructure expects it will sell Border Solar’s capacity and a portion of Don Diego Solar’s capacity affected by the Offtaker Resolution into the spot market. Currently, prices in the spot market are higher than the fixed prices in the PPAs that were entered into through self-supply permits, but these markets are subject to significant volatility. At June 30, 2022, Sempra Infrastructure had $14 million in other intangible assets, net, related to these self-supply permits previously granted by the CRE and impacted by the Offtaker Resolution that could be subject to impairment if Sempra Infrastructure is unable to obtain adequate legal protection. Sempra Infrastructure has filed lawsuits against the Offtaker Resolution and received injunctive relief pending final resolution.
Amendments to Mexico’s Electricity Industry Law. In March 2021, the Mexican government published a decree with amendments to Mexico’s Electricity Industry Law that include some public policy changes, including establishing priority of dispatch for CFE plants over privately owned plants. According to the decree, these amendments were to become effective on March 10, 2021, and SENER, the CRE and CENACE were to have 180 calendar days to modify, as necessary, all resolutions, policies, criteria, manuals and other regulations applicable to the power industry to conform with this decree. However, a Mexican court issued a suspension of the amendments on March 19, 2021. In April 2022, the Mexican Supreme Court resolved an action of unconstitutionality filed by a group of senators against the amended Electricity Industry Law, but the qualified majority of eight votes out of 11 as is required in matters involving constitutionality was not reached and the proceeding was dismissed, which means that the Mexican Supreme Court did not issue a binding precedent and the amended Electricity Industry Law remains in force. Sempra Infrastructure filed three lawsuits against the amendments to the Electricity Industry Law and, in each of them, Sempra Infrastructure obtained a favorable judgment of the first instance in the lower courts, which has been appealed. If the proposed amendments are affirmed by the lower courts or by the Mexican Supreme Court (which in these cases would only require a simple majority vote), the CRE may be required to revoke self-supply permits granted under the former electricity law, which were grandfathered when the new Electricity Industry Law was enacted, under a legal standard that is ambiguous and not well defined under the law.
Amendments to Mexico’s Hydrocarbons Law. In May 2021, amendments to Mexico’s Hydrocarbons Law were published and became effective. The amendments grant SENER and the CRE additional powers to suspend and revoke permits related to the midstream and downstream sectors. Suspension of permits will be determined by SENER or the CRE when a danger to national security, energy security, or to the national economy is foreseen. Likewise, new grounds for the revocation of permits are in place if the permit holder (i) carries out its activity with illegally imported products; (ii) fails, on more than one occasion, to comply with the provisions applicable to quantity, quality and measurement of the products; or (iii) modifies the technical conditions of its infrastructure without authorization. Additionally, in the case of existing permits, authorities will revoke those permits that fail to comply with the minimum storage requirements established by SENER or fail to comply with requirements or violate provisions established by the amended Hydrocarbons Law. All the Sempra Infrastructure entities participating in the Mexico hydrocarbons sector filed lawsuits against the initiative to reform the Hydrocarbons Law. In 2021, district courts issued judgments that the amendments do not affect the interests of the companies at this time and, as a result, dismissed the amparo lawsuits, including the lawsuits filed by Sempra Infrastructure entities. The Sempra Infrastructure entities have appealed these judgments. The Circuit Courts upheld the dismissal of the amparo lawsuits, except one that is pending resolution.
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
Other Litigation
RBS Sempra Commodities
Sempra holds an equity method investment in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. In 2015, liquidators filed a claim in the High Court of Justice against RBS (now NatWest Markets plc, our partner in the JV) and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE, a subsidiary of RBS Sempra Commodities. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $55 million in U.S. dollars at June 30, 2022), plus costs and interest. In October 2020, the High Court of Justice assessed costs and interest to be approximately £21 million (approximately $26 million in U.S. dollars at June 30, 2022) as of that date, with interest continuing to accrue. The Defendants appealed and, in May 2021, the Court of Appeal set aside the High Court of Justice’s decision and ordered a retrial. In July 2022, the Supreme Court of the U.K. denied the Liquidating Companies application for permission to appeal the Court of Appeal’s decision. No date has been scheduled for the retrial. J.P. Morgan Chase & Co., which acquired RBS SEE and later sold it to Mercuria Energy Group, Ltd., previously notified us that Mercuria Energy

Group, Ltd. has sought indemnity for the claim, and J.P. Morgan Chase & Co. has in turn sought indemnity from Sempra and RBS.
In the second quarter of 2021, we reduced our estimate of our obligations to settle pending VAT matters and related legal costs by $50 million in Equity Earnings on Sempra’s Condensed Consolidated Statement of Operations based on the settlement with Her Majesty’s Revenue and Customs (U.K.’s Revenue and Customs Department) on the First-Tier Tribunal case and revised assumptions on the High Court of Justice case.
Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra were defendants in personal injury lawsuits brought in state courts throughout the U.S. These cases alleged illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They sought compensatory and punitive damages. As of August 1, 2022, one lawsuit is pending. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding. The costs to defend or resolve these lawsuits and the amount of damages that may be imposed or incurred could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
Leases That Have Not Yet Commenced
SDG&E has entered into three energy storage tolling agreements, of which SDG&E expects two will commence in the third quarter of 2022 and one will commence in the second quarter of 2023. SDG&E expects the future minimum lease payments to be $7 million in 2022, $18 million in each of 2023 through 2026 and $101 million thereafter until expiration at various dates from 2032 through 2033.
SoCalGas has entered into a fleet vehicle agreement, under which SoCalGas expects leases will commence in the second half of 2022 through the first half of 2023. SoCalGas expects the future minimum lease payments to be $2 million in each of 2023 through 2026 and $10 million thereafter until expiration at various dates from 2030 through 2031.
Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, liquid petroleum gas storage facilities, a rail facility and liquid fuels terminals, which we account for as operating or sales-type leases.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales-type leases:
Interest income	$2	$—	$4	$—
Total revenues from sales-type leases(1)	$2	$—	$4	$—

Operating leases:
Fixed lease payments	$70	$59	$140	$112
Variable lease payments	3	1	4	1
Total revenues from operating leases(1)	$73	$60	$144	$113

Depreciation expense	$14	$12	$27	$22
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first six months of 2022 to contractual commitments discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.
LNG Purchase Agreement
Sempra Infrastructure has a SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2022 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure. At June 30, 2022, we expect the commitment amount to decrease by $208 million in 2022 and then increase by $227 million in 2023, $203 million in 2024, $191 million in 2025, $175 million in 2026 and by $421 million thereafter (through contract termination in 2029) compared to December 31, 2021, reflecting changes in estimated forward prices since December 31, 2021 and actual transactions for the first six months of 2022. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.
ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $59 million for Sempra, $18 million for SDG&E and $15 million for SoCalGas at June 30, 2022.

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
▪Sempra Infrastructure includes the operating companies of our subsidiary, SI Partners, as well as a holding company and certain services companies. Sempra Infrastructure develops, builds, operates and invests in energy infrastructure to help enable the energy transition in North American markets and globally. Sempra Infrastructure owns a 70% interest in SI Partners, which held a 100% ownership interest in Sempra LNG Holding, LP and a 99.9% ownership interest in IEnova at June 30, 2022.

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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
REVENUES
SDG&E	$1,399	$1,318	$2,844	$2,655
SoCalGas	1,501	1,124	3,494	2,632
Sempra Infrastructure	689	341	1,113	790
All other	—	1	—	2
Adjustments and eliminations	(2)	(1)	—	(1)
Intersegment revenues(1)	(40)	(42)	(84)	(78)
Total	$3,547	$2,741	$7,367	$6,000
DEPRECIATION AND AMORTIZATION
SDG&E	$244	$220	$483	$433
SoCalGas	188	180	375	353
Sempra Infrastructure	67	59	132	113
All other	2	4	4	6
Total	$501	$463	$994	$905
INTEREST INCOME
SDG&E	$1	$—	$1	$1
SoCalGas	1	—	1	—
Sempra Infrastructure	9	20	30	41
All other	4	1	8	1
Intercompany eliminations	—	(6)	—	(9)
Total	$15	$15	$40	$34
INTEREST EXPENSE
SDG&E	$114	$101	$220	$203
SoCalGas	45	40	85	79
Sempra Infrastructure	32	45	59	86
All other	81	79	151	162
Intercompany eliminations	(1)	(7)	(1)	(13)
Total	$271	$258	$514	$517
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$42	$33	$106	$78
SoCalGas	19	8	103	102
Sempra Infrastructure	70	94	161	151
All other	(51)	4	44	(34)
Total	$80	$139	$414	$297
EQUITY EARNINGS (LOSSES)
Equity earnings, before income tax:
Sempra Texas Utilities	$3	$2	$5	$3
Sempra Infrastructure	156	133	297	267
All other	—	50	—	50
	159	185	302	320
Equity earnings (losses), net of income tax:
Sempra Texas Utilities	184	137	346	273
Sempra Infrastructure	32	(9)	53	38
	216	128	399	311
Total	$375	$313	$701	$631
(1)    Revenues for reportable segments include intersegment revenues of $3, $23, and $14 for the three months ended June 30, 2022; $7, $49, and $28 for the six months ended June 30, 2022; $2, $23, and $17 for the three months ended June 30, 2021 and $4, $48, and $26 for the six months ended June 30, 2021 for SDG&E, SoCalGas, and Sempra Infrastructure, respectively.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$176	$186	$410	$398
SoCalGas	87	94	421	501
Sempra Texas Utilities	186	138	348	273
Sempra Infrastructure	183	53	278	255
All other	(73)	(47)	(286)	(129)
Total	$559	$424	$1,171	$1,298
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E			$1,090	$1,072
SoCalGas			931	936
Sempra Infrastructure			336	415
All other			4	1
Total			$2,361	$2,424

			June 30, 2022	December 31, 2021
ASSETS
SDG&E			$25,075	$24,058
SoCalGas			21,354	20,324
Sempra Texas Utilities			13,406	13,047
Sempra Infrastructure			14,958	14,408
All other			1,984	1,399
Intersegment receivables			(1,195)	(1,191)
Total			$75,582	$72,045
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utilities			$13,406	$13,047
Sempra Infrastructure			1,687	1,425
Total			$15,093	$14,472

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

OVERALL RESULTS OF OPERATIONS OF SEMPRA
Sempra’s overall results of operations for the three months ended (Q2) and six months ended (YTD) June 30, 2022 and 2021 were as follows:

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

SEMPRA EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
SDG&E	$176	$186	$410	$398
SoCalGas	87	94	421	501
Sempra Texas Utilities	186	138	348	273
Sempra Infrastructure	183	53	278	255
Parent and other(1)	(73)	(47)	(286)	(129)
Earnings attributable to common shares	$559	$424	$1,171	$1,298
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.

SDG&E
The decrease in earnings of $10 million (5%) in the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
▪$12 million higher income tax expense primarily from flow-through items and lower associated regulatory revenues; and

▪$9 million higher interest expense; offset by
▪$6 million higher CPUC base operating margin, net of operating expenses; and
▪$5 million higher electric transmission margin.
The increase in earnings of $12 million (3%) in the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
▪$30 million higher CPUC base operating margin, net of operating expenses; and
▪$8 million higher electric transmission margin; offset by
▪$13 million higher interest expense; and
▪$9 million higher income tax expense primarily from flow-through items and lower associated regulatory revenues.
SoCalGas
The decrease in earnings of $7 million (7%) in the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
▪$32 million charge relating to civil litigation pertaining to the Leak; and
▪$4 million lower income tax benefits primarily from flow-through items; offset by
▪$30 million higher CPUC base operating margin, net of operating expenses.
The decrease in earnings of $80 million (16%) in the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
▪$98 million charge relating to civil litigation pertaining to the Leak; and
▪$10 million in penalties related to the energy efficiency and advocacy OSCs, which we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements; offset by
▪$32 million higher CPUC base operating margin, net of operating expenses.
Sempra Texas Utilities
The increase in earnings of $48 million (35%) in the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to higher equity earnings from Oncor Holdings driven by increased revenues from higher customer consumption primarily attributable to weather, rate updates to reflect increases in invested capital and customer growth, offset by increased expenses and operating costs attributable to invested capital.
The increase in earnings of $75 million (27%) in the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to higher equity earnings from Oncor Holdings driven by increased revenues from rate updates to reflect increases in invested capital, higher customer consumption primarily attributable to weather and customer growth, offset by increased expenses and operating costs attributable to invested capital.
Sempra Infrastructure
The increase in earnings of $130 million in the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
▪$78 million higher earnings from asset and supply optimization primarily driven by changes in natural gas prices offset by lower volumes;
▪$69 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico, net of foreign currency derivative effects, comprised of a $16 million unfavorable impact in 2022 compared to an $85 million unfavorable impact in 2021;
▪$16 million higher equity earnings from Cameron LNG JV primarily from higher maintenance revenues;
▪$13 million favorable U.S. tax impact in 2022 from converting SI Partners from a corporation to a partnership in October 2021;
▪$11 million higher transportation revenues primarily driven by higher rates;
▪$8 million higher earnings from the renewables business primarily due to the second phase of ESJ being placed in service in January 2022 and higher transmission rates; and
▪$7 million primarily due to the start of commercial operations of the Mexico City terminal in July 2021; offset by
▪$88 million earnings attributable to NCI in 2022 compared to $11 million earnings in 2021, primarily due to the sale of a 20% NCI in SI Partners to KKR in October 2021 and the sale of a 10% NCI in SI Partners to ADIA in June 2022, offset by the increase in our ownership interest in IEnova; and

▪$8 million lower net income tax benefit primarily from the remeasurement of certain deferred income taxes and outside basis differences in JV investments.
The increase in earnings of $23 million (9%) in the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
▪$43 million higher net income tax benefit primarily from the remeasurement of certain deferred income taxes and outside basis differences in JV investments;
▪$24 million higher transportation revenues primarily driven by higher rates;
▪$20 million primarily due to the start of commercial operations of the Veracruz and Mexico City terminals in March and July of 2021, respectively;
▪$18 million favorable U.S. tax impact in 2022 from converting SI Partners from a corporation to a partnership in October 2021;
▪$18 million higher equity earnings from Cameron LNG JV primarily from higher maintenance revenues; and
▪$12 million higher earnings from the renewables business primarily due to Border Solar and the second phase of ESJ being placed in service in March 2021 and January 2022, respectively; offset by
▪$122 million earnings attributable to NCI in 2022 compared to $44 million earnings in 2021, primarily due to the sale of a 20% NCI in SI Partners to KKR in October 2021 and the sale of a 10% NCI in SI Partners to ADIA in June 2022, offset by the increase in our ownership interest in IEnova;
▪$38 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, net of foreign currency derivative effects, comprised of a $111 million unfavorable impact in 2022 compared to a $73 million unfavorable impact in 2021; and
▪$6 million lower earnings from asset and supply optimization primarily driven by changes in natural gas prices and lower volumes.
Parent and Other
The increase in losses of $26 million in the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
▪$50 million equity earnings in 2021 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs; and
▪$20 million net investment losses in 2022 compared to $15 million net investment gains in 2021 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations; offset by
▪$30 million income tax benefit in 2022 from changes to a valuation allowance against certain tax credit carryforwards;
▪$19 million lower income tax expense from the interim period application of an annual forecasted consolidated ETR; and
▪$9 million lower preferred dividends due to the mandatory conversion of all series B preferred stock in July 2021.
The increase in losses of $157 million in the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
▪$120 million deferred income tax expense associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries, which we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements;
▪$37 million net investment losses in 2022 compared to $17 million net investment gains in 2021 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations; and
▪$50 million equity earnings in 2021 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs; offset by
▪$30 million income tax benefit in 2022 from changes to a valuation allowance against certain tax credit carryforwards;
▪$19 million lower preferred dividends due to the mandatory conversion of all series B preferred stock in July 2021;
▪$5 million income tax benefit in 2022 compared to an $8 million income tax expense in 2021 from the interim period application of an annual forecasted consolidated ETR; and
▪$11 million lower net interest expense.

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

The table below summarizes utilities revenues and cost of sales.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Natural gas revenues:
SoCalGas	$1,501	$1,124	$3,494	$2,632
SDG&E	207	160	532	428
Sempra Infrastructure	20	17	48	44
Eliminations and adjustments	(24)	(23)	(50)	(49)
Total	1,704	1,278	4,024	3,055
Electric revenues:
SDG&E	1,192	1,158	2,312	2,227
Eliminations and adjustments	(3)	(2)	(6)	(3)
Total	1,189	1,156	2,306	2,224
Total utilities revenues	$2,893	$2,434	$6,330	$5,279
Cost of natural gas(1):
SoCalGas	$459	$223	$1,136	$496
SDG&E	69	40	195	122
Sempra Infrastructure	5	6	14	12
Eliminations and adjustments	(5)	(8)	(15)	(20)
Total	528	261	1,330	610
Cost of electric fuel and purchased power(1):
SDG&E	269	304	490	545
Eliminations and adjustments	(18)	(20)	(34)	(29)
Total	251	284	456	516
Total utilities cost of sales	$779	$545	$1,786	$1,126
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

SEMPRA CALIFORNIA AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
SoCalGas	$7.63	$3.73	$7.11	$3.01
SDG&E	7.84	4.42	7.16	4.44
In the three months ended June 30, 2022, our natural gas revenues increased by $426 million (33%) to $1.7 billion compared to the same period in 2021 primarily due to:
▪$377 million increase at SoCalGas, which included:
◦$236 million increase in cost of natural gas sold, which we discuss below,
◦$65 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$52 million higher CPUC-authorized revenues, and
◦$12 million higher revenues from incremental and balanced capital projects; and
▪$47 million increase at SDG&E, which included:
◦$29 million increase in cost of natural gas sold, which we discuss below, and
◦$13 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M.
In the three months ended June 30, 2022, our cost of natural gas increased by $267 million to $528 million compared to the same period in 2021 primarily due to:
▪$236 million increase at SoCalGas primarily due to higher average natural gas prices; and

▪$29 million increase at SDG&E primarily due to higher average natural gas prices.
In the six months ended June 30, 2022, our natural gas revenues increased by $969 million (32%) to $4.0 billion compared to the same period in 2021 primarily due to:
▪$862 million increase at SoCalGas, which included:
◦$640 million increase in cost of natural gas sold, which we discuss below,
◦$82 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$81 million higher CPUC-authorized revenues,
◦$33 million higher revenues from incremental and balanced capital projects, and
◦$24 million higher revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account; and
▪$104 million increase at SDG&E, which included:
◦$73 million increase in cost of natural gas sold, which we discuss below,
◦$13 million higher revenues from balanced capital projects,
◦$12 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M, and
◦$6 million higher CPUC-authorized revenues.
In the six months ended June 30, 2022, our cost of natural gas increased by $720 million to $1.3 billion compared to the same period in 2021 primarily due to:
▪$640 million increase at SoCalGas primarily due to higher average natural gas prices; and
▪$73 million increase at SDG&E primarily due to higher average natural gas prices.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended June 30, 2022, our electric revenues, substantially all of which are at SDG&E, increased by $33 million (3%) remaining at $1.2 billion compared to the same period in 2021 primarily due to:
▪$35 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M;
▪$17 million higher CPUC-authorized revenues;
▪$16 million higher revenues associated with SDG&E’s wildfire mitigation plan;
▪$12 million higher revenues from transmission operations; and
▪$8 million higher revenues associated with lower income tax benefits from flow-through items; offset by
▪$35 million lower cost of electric fuel and purchased power, which we discuss below; and
▪$10 million lower revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account.
Our utility cost of electric fuel and purchased power includes utility-owned generation, power purchased from third parties, and net power purchases and sales to the California ISO. In the three months ended June 30, 2022, the cost of electric fuel and purchased power decreased by $33 million (12%) to $251 million compared to the same period in 2021 primarily due to $35 million at SDG&E from higher sales to the California ISO due to higher market prices and lower customer demand primarily due to departing load now served by CCAs, offset by higher utility-owned generation costs.
In the six months ended June 30, 2022, our electric revenues, substantially all of which are at SDG&E, increased by $82 million (4%) to $2.3 billion compared to the same period in 2021 primarily due to:
▪$37 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M;
▪$34 million higher CPUC-authorized revenues;
▪$32 million higher revenues associated with SDG&E’s wildfire mitigation plan;
▪$22 million higher revenues from transmission operations; and
▪$14 million higher revenues associated with lower income tax benefits from flow-through items; offset by
▪$55 million lower cost of electric fuel and purchased power, which we discuss below.
In the six months ended June 30, 2022, the cost of electric fuel and purchased power decreased by $60 million (12%) to $456 million compared to the same period in 2021 primarily due to:
▪$55 million at SDG&E from higher sales to the California ISO due to higher market prices and lower customer demand primarily due to departing load now served by CCAs, offset by higher utility-owned generation costs; and

▪$5 million higher intercompany eliminations associated with sales between SDG&E and Sempra Infrastructure due to the acquisition of ESJ in March 2021.
Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Sempra Infrastructure	$669	$324	$1,065	$746
Parent and other(1)	(15)	(17)	(28)	(25)
Total revenues	$654	$307	$1,037	$721
Cost of sales(2):
Sempra Infrastructure	$289	$119	$424	$227
Parent and other(1)	—	—	—	1
Total cost of sales	$289	$119	$424	$228
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2022, revenues from our energy-related businesses increased by $347 million to $654 million compared to the same period in 2021 primarily due to:
▪$266 million increase in revenues from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$230 million from higher natural gas prices and lower unrealized losses on commodity derivatives offset by lower volumes, and
◦$36 million primarily from higher diversion fees due to higher natural gas prices;
▪$24 million higher revenues from TdM mainly due to higher power prices offset by lower volumes;
▪$20 million higher revenues from the renewables business primarily due to higher transmission rates and the second phase of ESJ being placed in service in January 2022;
▪$14 million higher transportation revenues primarily driven by higher rates; and
▪$11 million higher revenues primarily from the Mexico City terminal placed in service in July 2021.
In the three months ended June 30, 2022, the cost of sales for our energy-related businesses increased by $170 million to $289 million compared to the same period in 2021 primarily due to higher natural gas prices and higher LNG purchases related to asset and supply optimization and higher natural gas prices offset by lower volumes at TdM.
In the six months ended June 30, 2022, revenues from our energy-related businesses increased by $316 million (44%) to $1.0 billion compared to the same period in 2021 primarily due to:
▪$197 million increase in revenues from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$157 million from higher natural gas prices and lower unrealized losses on commodity derivatives offset by lower volumes, and
◦$40 million primarily from higher diversion fees due to higher natural gas prices;
▪$36 million higher revenues from the renewables business primarily due to Border Solar and the second phase of ESJ being placed in service in March 2021 and January 2022, respectively, and the acquisition of ESJ in March 2021;
▪$35 million higher transportation revenues primarily driven by higher rates;
▪$28 million higher revenues primarily from the Veracruz and Mexico City terminals placed in service in March and July of 2021, respectively; and
▪$14 million higher revenues from TdM mainly due to higher power prices, offset by lower volumes from scheduled major maintenance completed in March 2022, which resulted in increased plant reliability.

In the six months ended June 30, 2022, the cost of sales for our energy-related businesses increased by $196 million to $424 million compared to the same period in 2021 primarily due to higher natural gas prices and higher LNG purchases related to asset and supply optimization and higher natural gas prices offset by lower volumes from scheduled major maintenance completed in March 2022 at TdM.
Operation and Maintenance
In the three months ended June 30, 2022, O&M increased by $138 million (13%) to $1.2 billion compared to the same period in 2021 primarily due to:
▪$80 million increase at SoCalGas primarily due to:
◦$65 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$15 million higher non-refundable operating costs;
▪$47 million increase at SDG&E primarily due to higher expenses associated with refundable programs, which costs incurred are recovered in revenue; and
▪$24 million increase at Sempra Infrastructure primarily due to:
◦$13 million from the renewables business primarily due to construction repairs and maintenance at Ventika, and
◦$6 million primarily due to the start of commercial operations of the Mexico City terminal in July 2021; offset by
▪$13 million decrease at Parent and other primarily from lower deferred compensation expense.
In the six months ended June 30, 2022, O&M increased by $223 million (11%) to $2.2 billion compared to the same period in 2021 primarily due to:
▪$128 million increase at SoCalGas primarily due to:
◦$82 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$46 million higher non-refundable operating costs;
▪$54 million increase at SDG&E primarily due to:
◦$49 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$5 million higher non-refundable operating costs; and
▪$52 million increase at Sempra Infrastructure primarily due to:
◦$20 million from the renewables business primarily due to construction repairs and maintenance at Ventika,
◦$17 million primarily due to the start of commercial operations of the Veracruz and Mexico City terminals in March and July of 2021, respectively, and
◦$14 million higher operating costs at TdM primarily from higher purchased materials and services due to scheduled major maintenance completed in March 2022; offset by
▪$11 million decrease at Parent and other primarily from lower deferred compensation expense.
Aliso Canyon Litigation and Regulatory Matters
In the three months and six months ended June 30, 2022, SoCalGas recorded charges of $45 million and $137 million, respectively, relating to civil litigation pertaining to the Leak. We describe these charges in Note 11 of the Notes to Condensed Consolidated Financial Statements.
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
Other expense, net, in the three months ended June 30, 2022 was $1 million compared to other income, net, of $72 million in the same period in 2021 primarily due to:
▪$34 million investment losses in 2022 compared to $19 million investment gains in 2021 on dedicated assets in support of our executive retirement and deferred compensation plans; and
▪$4 million losses in 2022 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions compared to $33 million gains in 2021 primarily due to:

◦$28 million in foreign currency gains in 2021 on a Mexican peso-denominated loan to IMG, which is offset in Equity Earnings, and
◦$7 million gains in 2021 on cross-currency swaps as a result of fluctuation of the Mexican peso; offset by
▪$6 million lower non-service component of net periodic benefit cost.
In the six months ended June 30, 2022, other income, net, decreased by $70 million to $37 million compared to the same period in 2021 primarily due to:
▪$47 million investment losses in 2022 compared to $28 million investment gains in 2021 on dedicated assets in support of our executive retirement and deferred compensation plans;
▪$10 million in penalties at SoCalGas related to the energy efficiency and advocacy OSCs; and
▪$1 million higher net losses from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions primarily due to:
◦$11 million foreign currency losses in 2022 compared to $5 million foreign currency gains in 2021 on a Mexican peso-denominated loan to IMG, which is offset in Equity Earnings, and
◦$11 million losses in 2022 compared to $2 million gains in 2021 on other foreign currency transactional effects, offset by
◦$6 million gains in 2022 on cross-currency swaps compared to $23 million losses in 2021 on foreign currency derivatives and cross-currency swaps as a result of fluctuation of the Mexican peso; offset by
▪$18 million higher non-service component of net periodic benefit credit.
Income Taxes
The table below shows the income tax expense and ETRs for Sempra, SDG&E and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sempra:
Income tax expense	$80	$139	$414	$297

Income before income taxes and equity earnings	$364	$281	$1,029	$1,049
Equity earnings, before income tax(1)	159	185	302	320
Pretax income	$523	$466	$1,331	$1,369

Effective income tax rate	15%	30%	31%	22%
SDG&E:
Income tax expense	$42	$33	$106	$78
Income before income taxes	$218	$219	$516	$476
Effective income tax rate	19%	15%	21%	16%
SoCalGas:
Income tax expense	$19	$8	$103	$102
Income before income taxes	$107	$103	$525	$604
Effective income tax rate	18%	8%	20%	17%
(1)    We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra
In the three months ended June 30, 2022, Sempra’s income tax expense decreased by $59 million (42%) compared to the same period in 2021 primarily due to:
▪$14 million income tax expense in 2022 compared to $83 million income tax expense in 2021 from foreign currency and inflation effects on our monetary positions in Mexico and associated derivatives;
▪$30 million income tax benefit in 2022 from changes to a valuation allowance against certain tax credit carryforwards; and
▪$13 million favorable U.S. tax impact in 2022 from converting SI Partners from a corporation to a partnership in October 2021; offset by
▪$16 million income tax benefit in 2021 from the remeasurement of certain deferred income taxes;
▪lower income tax benefit from flow-through items; and
▪higher pretax income.

In the six months ended June 30, 2022, Sempra’s income tax expense increased by $117 million (39%) compared to the same period in 2021 primarily due to:
▪$120 million deferred income tax expense associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries, which we discuss in Note 1 to Condensed Consolidated Financial Statements;
▪$84 million income tax expense in 2022 compared to $41 million income tax expense in 2021 from foreign currency and inflation effects on our monetary positions in Mexico and associated derivatives; and
▪lower income tax benefit from flow-through items; offset by
▪$30 million income tax benefit in 2022 from changes to a valuation allowance against certain tax credit carryforwards;
▪$18 million higher net income tax benefit in 2022 from the remeasurement of certain deferred income taxes; and
▪$18 million favorable U.S. income tax impact in 2022 from converting SI Partners from a corporation to a partnership in October 2021.
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
SDG&E
In the three months ended June 30, 2022, SDG&E’s income tax expense increased by $9 million (27%) compared to the same period in 2021 primarily due to lower income tax benefits from flow-through items.
In the six months ended June 30, 2022, SDG&E’s income tax expense increased by $28 million (36%) compared to the same period in 2021 primarily due to higher pretax income and lower income tax benefits from flow-through items.
SoCalGas
In the three months ended June 30, 2022, SoCalGas’ income tax expense increased by $11 million compared to the same period in 2021 primarily due to lower income tax benefits from flow-through items.
In the six months ended June 30, 2022, SoCalGas’ income tax expense increased by $1 million (1%) compared to the same period in 2021 primarily due to lower income tax benefits from flow-through items partially offset by lower pretax income.
Equity Earnings
In the three months ended June 30, 2022, equity earnings increased by $62 million (20%) to $375 million compared to the same period in 2021 primarily due to:
▪$47 million higher equity earnings at Oncor Holdings primarily due to increased revenues from higher customer consumption primarily attributable to weather, rate updates to reflect increases in invested capital and customer growth, offset by increased expenses and operating costs attributable to invested capital;
▪$23 million higher equity earnings at Cameron LNG JV primarily due to higher maintenance revenues; and
▪$35 million higher equity earnings at IMG, primarily due to foreign currency effects, including $28 million foreign currency losses in 2021 on IMG’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other (Expense) Income, Net, and lower interest expense; offset by
▪$50 million equity earnings in 2021 related our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs.
In the six months ended June 30, 2022, equity earnings increased by $70 million (11%) to $701 million compared to the same period in 2021 primarily due to:
▪$73 million higher equity earnings at Oncor Holdings primarily due to increased revenues from rate updates to reflect increases in invested capital, higher customer consumption primarily attributable to weather and customer growth, offset by increased expenses and operating costs attributable to invested capital;
▪$30 million higher equity earnings at Cameron LNG JV primarily due to higher maintenance revenues; and
▪$14 million higher equity earnings at IMG, primarily due to foreign currency effects, including $11 million foreign currency gains in 2022 compared to $5 million foreign currency losses in 2021 on IMG’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other (Expense) Income, Net, and lower interest expense offset by higher income tax expense; offset by
▪$50 million equity earnings in 2021 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs.

Earnings Attributable to Noncontrolling Interests
In the three months ended June 30, 2022, earnings attributable to NCI increased by $78 million to $88 million compared to the same period in 2021 primarily due to:
▪$40 million increase as a result of a decrease in our ownership interest in SI Partners net of an increase in our ownership interest in IEnova; and
▪$37 million primarily due to an increase in SI Partners subsidiaries net income.
In the six months ended June 30, 2022, earnings attributable to NCI increased by $79 million to $122 million compared to the same period in 2021 primarily due to:
▪$57 million increase as a result of a decrease in our ownership interest in SI Partners net of an increase in our ownership interest in IEnova; and
▪$21 million primarily due to an increase in SI Partners subsidiaries net income.
Preferred Dividends
In the three months and six months ended June 30, 2022, preferred dividends decreased by $9 million to $11 million and $19 million to $22 million, respectively, compared to the same period in 2021 primarily due to the conversion of all series B preferred stock in July 2021.

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

Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months and six months ended June 30, 2022, the change in our earnings as a result of foreign currency translation rates was negligible compared to the same period in 2021.
Transactional Impacts
Income statement activities at our Mexico operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION EFFECTS AND ASSOCIATED DERIVATIVES
(Dollars in millions)
	Total reported amounts		Transactional (losses) gains included in reported amounts
	Three months ended June 30,
	2022	2021	2022	2021
Other (expense) income, net	$(1)	$72	$(4)	$33
Income tax expense	(80)	(139)	(14)	(83)
Equity earnings	375	313	—	(35)
Net income	659	455	(18)	(85)
Earnings attributable to noncontrolling interests	(88)	(10)	2	13
Earnings attributable to common shares	559	424	(16)	(72)

	Six months ended June 30,
	2022	2021	2022	2021
Other (expense) income, net	$37	$107	$(17)	$(16)
Income tax expense	(414)	(297)	(84)	(41)
Equity earnings	701	631	(12)	(16)
Net income	1,316	1,383	(113)	(73)
Earnings attributable to noncontrolling interests	(122)	(43)	22	4
Earnings attributable to common shares	1,171	1,298	(91)	(69)

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
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under or supported by our credit facilities, other incurrences of debt including issuing debt securities and obtaining term loans, distributions from our equity method investments, project financing and funding from minority interest owners. We believe that these cash flow sources, combined with available funds, will be adequate to fund our operations in both the short-term and long-term, including to:
▪finance capital expenditures
▪repay debt
▪fund dividends
▪meet liquidity requirements
▪fund capital contribution requirements
▪fund expenditures related to the natural gas leak at SoCalGas’ Aliso Canyon natural gas storage facility
▪repurchase shares of our common stock
▪fund new business or asset acquisitions or start-ups
Sempra, SDG&E and SoCalGas currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow money at market rates from commercial banks, under existing revolving credit facilities, through public offerings registered with the SEC, or through private placements of debt supported by our revolving credit facilities in the case of commercial paper. However, our ability to access the money markets and capital markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if changing economic conditions or disruptions to or volatility in the money markets and capital markets worsen. These sources of funding also may become less attractive to the extent interest rates rise. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects and other material events, such as significant outflows resulting from the agreements expected to resolve certain material litigation related to the Leak. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our goal to maintain our investment-grade credit ratings.
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

AVAILABLE FUNDS AT JUNE 30, 2022
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$1,931	$533	$416
Available unused credit(2)	9,150	1,500	750
(1)    Amounts at Sempra include $92 held in non-U.S. jurisdictions. We discuss repatriation in Note 1 of the Notes to Condensed Consolidated Financial Statements in this report and Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs, such as upcoming payments at SoCalGas related to resolving certain civil litigation pertaining to the Leak. Commercial paper and lines of credit were our primary sources of short-term debt funding in the first six months of 2022.
We discuss our short-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first six months of 2022 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra 3.30% fixed rate notes	$750	2025
Sempra 3.70% fixed rate notes	500	2029
SDG&E variable rate term loan	400	2024
SDG&E 3.00% first mortgage bonds	500	2032
SDG&E 3.70% first mortgage bonds	500	2052
SoCalGas 2.95% fixed rate notes	700	2027
Sempra Infrastructure variable rate notes	114	2025
Sempra Infrastructure 3.25% fixed rate notes	400	2032

Payments:	Payments	Maturity
SDG&E 1.914% amortizing first mortgage bonds	17	2022
Sempra Infrastructure amortizing variable rate notes (5.13% after floating-to-fixed rate swaps)	23	2022
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first six months of 2022.

CREDIT RATINGS AT JUNE 30, 2022

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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at June 30, 2022.
Loans with Affiliates
At June 30, 2022, Sempra had a $626 million loan due from an unconsolidated affiliate and $282 million in loans due to unconsolidated affiliates. In July 2022, the loan due from an unconsolidated affiliate was paid in full, prior to its March 2023 maturity date.
Sempra California
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance and liquidity will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature, litigation and the changing energy marketplace, as well as other matters described in this report. SDG&E and SoCalGas expect that the available unused credit from their credit facilities described above, which also supports their commercial paper programs, cash flows from operations, and other incurrences of debt including issuing debt securities and obtaining term loans will continue to be adequate to fund their respective current operations and planned capital expenditures. Additionally, as we discuss below, Sempra elected to make equity contributions to SoCalGas of $800 million in

September 2021 and $150 million in June 2022 and expects to make an additional equity contribution of approximately $500 million in August 2022. These voluntary equity contributions are intended to assist SoCalGas in maintaining its approved capital structure. SDG&E and SoCalGas manage their capital structures and pay dividends when appropriate and as approved by their respective boards of directors.
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
In 2021, SDG&E and SoCalGas applied, on behalf of their customers, for financial assistance from the California Department of Community Services and Development under the California Arrearage Payment Program, which provided funds of $63 million and $79 million for SDG&E and SoCalGas, respectively. In the first quarter of 2022, SDG&E and SoCalGas received and applied the amounts directly to eligible customer accounts to reduce past due balances. In June 2022, AB 205 was approved establishing, among other things, the 2022 California Arrearage Payment Program. SDG&E and SoCalGas expect to apply for funding from this program on behalf of their residential customers with past due balances and, if approved, receive such funding in the first quarter of 2023.
SDG&E
Authorized Cost of Capital, Subject to the CCM
As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements, in December 2019, the CPUC approved the cost of capital for SDG&E and SoCalGas that became effective on January 1, 2020 and will remain in effect through December 31, 2022, subject to the CCM.
For the measurement period that ended September 30, 2021, the CCM would trigger for SDG&E if the CPUC determines that the CCM should be implemented because the average Moody’s Baa- utility bond index between October 1, 2020 and September 30, 2021 was 1.17% below SDG&E’s CCM benchmark rate of 4.498%. In August 2021, SDG&E filed an application with the CPUC to update its cost of capital due to the ongoing effects of the COVID-19 pandemic rather than have the CCM apply. In December 2021, the CPUC established a proceeding to determine if SDG&E’s cost of capital was impacted by an extraordinary event such that the CCM should not apply. If the CPUC finds that there was not an extraordinary event, the CCM would be effective retroactive to January 1, 2022 and would automatically adjust SDG&E’s authorized ROE from 10.20% to 9.62% and adjust its authorized cost of debt to reflect the then current embedded cost and projected interest rate. If the CPUC finds that there was an extraordinary event, it will then determine whether to suspend the CCM for 2022 and preserve SDG&E’s current authorized cost of capital or hold a second phase of the proceeding to set a new cost of capital for 2022. SDG&E expects to receive a final decision in the second half of 2022. In December 2021, the CPUC granted SDG&E the establishment of memorandum accounts effective January 1, 2022 to track any differences in revenue requirement resulting from the interim cost of capital decision expected in 2022.
We further discuss the CCM in “Part I – Item 1A. Risk Factors” in the Annual Report.
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totals $346 million at June 30, 2022. We describe the Wildfire Legislation and related accounting treatment and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
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
Wildfire Cost Recovery Mechanism
In July 2021, SDG&E filed a request with the CPUC to establish an interim cost recovery mechanism that would recover in rates 50% of its wildfire mitigation plan costs. The proposed recovery would be incremental to wildfire costs currently authorized in its GRC and would be subject to reasonableness review. In May 2022, the CPUC issued a final decision denying SDG&E’s request and directing SDG&E to file for the review and recovery of its wildfire mitigation plan costs through its next GRC or a separate application. SDG&E proposes to submit separate requests in its GRC for review and recovery of its wildfire mitigation plan costs in mid-2023 for costs incurred from 2019 through 2022 and in mid-2024 for costs incurred in 2023.
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
Cost Estimate, Accounting Impact and Insurance. At June 30, 2022, SoCalGas estimates certain costs related to the Leak are $3,361 million (the cost estimate). This cost estimate may increase significantly as more information becomes available. At June 30, 2022, $2,003 million of the cost estimate is accrued in Reserve for Aliso Canyon Costs and $4 million of the cost estimate is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets.
Sempra elected to make equity contributions to SoCalGas of $800 million in September 2021 and $150 million in June 2022 and expects to make an additional equity contribution of approximately $500 million in August 2022. These voluntary equity contributions are intended to assist SoCalGas in maintaining its approved capital structure. SoCalGas expects to make a payment of approximately $1.8 billion on or around August 30, 2022 related to the settlement of the Individual Plaintiff Litigation. SoCalGas plans to fund the settlement payment using a combination of equity contributions from Sempra, short-term debt and cash on hand.
Except for the amounts paid or estimated to settle certain legal and regulatory matters, the cost estimate does not include (i) any amounts necessary to resolve claims of Individual Plaintiffs who do not agree to participate in the settlement of the Individual Plaintiff Litigation or (ii) the matters that we describe in “Civil Litigation – Unresolved Litigation” and “Regulatory Proceedings” in Note 11 of the Notes to Condensed Consolidated Financial Statements to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs for damages, restitution, civil or administrative fines or penalties, defense, settlement or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. The costs or losses not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.

We have received insurance payments for many of the categories of costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. As of June 30, 2022, we recorded the expected recovery of the cost estimate related to the Leak of $344 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $935 million of insurance proceeds we received through June 30, 2022. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts and/or delays could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
At June 30, 2022, the Aliso Canyon natural gas storage facility had a net book value of $908 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, incur higher than expected operating costs and/or be required to make additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized. Any such outcome could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
On June 1, 2022, we completed the sale of a 10% NCI in SI Partners to ADIA for cash proceeds of $1.7 billion. We have used a portion of the proceeds from the sale to ADIA to repay commercial paper borrowings used to repurchase $750 million in shares of our common stock ($300 million of which was completed in the fourth quarter of 2021, $200 million of which was completed in the first quarter of 2022 and $250 million of which was completed in the second quarter of 2022), and we intend to use the remaining proceeds to help fund capital expenditures at Sempra California and Sempra Texas Utilities and to further strengthen our balance sheet.
Following the closing of the ADIA transaction, Sempra, KKR and ADIA directly or indirectly own a 70%, 20%, and 10% interest, respectively, in SI Partners. The sale of NCI in SI Partners to ADIA has reduced our ownership interest in SI Partners and requires us to involve a new minority partner in making certain business decisions. Moreover, the decrease in our ownership of SI Partners also decreases our share of the cash flows, profits and other benefits these businesses currently or may in the future produce.
In the six months ended June 30, 2022, SI Partners distributed $106 million to its minority shareholder, KKR.
LNG and Net-Zero Solutions
In 2022 to date, Sempra Infrastructure has entered into the following non-binding HOAs for the negotiation and finalization of definitive SPAs with:
▪PGNiG for a 20-year term for 2 Mtpa of LNG from the proposed Cameron LNG JV liquefaction expansion project (Cameron LNG JV Phase 2 project) and 1 Mtpa from the proposed PA LNG Phase 1 project. The HOA also provides PGNiG the opportunity in 2022 to reallocate volumes from the Cameron LNG JV Phase 2 project to the PA LNG Phase 1 project.
▪INEOS Energy Trading Ltd., a subsidiary of INEOS Ltd., for a 20-year term for approximately 1.4 Mtpa of LNG from the proposed PA LNG Phase 1 project or the proposed Cameron LNG JV Phase 2 project, with amounts to be allocated between the two projects at Sempra Infrastructure’s election.
▪RWE Supply & Trading GmbH, a subsidiary of RWE AG, for a 15-year term for 2.25 Mtpa of LNG from the proposed PA LNG Phase 1 project.
▪ConocoPhillips for a 20-year term for 5 Mtpa of LNG from the proposed PA LNG Phase 1 project. The HOA is further discussed below.
The ultimate participation in and offtake from the proposed projects remain subject to negotiation and finalization of definitive agreements, among other factors, and the HOAs do not commit any party to enter into definitive agreements with respect to any of the applicable proposed projects.
Cameron LNG JV Liquefaction Expansion Project. Cameron LNG JV is developing a proposed expansion project that would add one liquefaction train with an expected maximum production capacity of approximately 6.75 Mtpa and would increase the production capacity of the existing three trains through debottlenecking activities. The Cameron LNG JV site can accommodate additional trains beyond the proposed Cameron LNG JV Phase 2 project.
Cameron LNG JV previously received major permits and FTA and non-FTA approvals associated with the potential expansion that included up to two additional liquefaction trains and up to two additional full containment LNG storage tanks. In January 2022, Cameron LNG JV filed an amendment, subject to approval by the FERC, to modify the permits to allow the use of electric drives, instead of gas turbine drives, which would reduce overall emissions. The amendment, if approved, would also change the design from a two-train gas turbine expansion to a one-train electric drive expansion along with other design enhancements that, together, are expected to result in a more cost-effective and efficient facility, while also reducing overall greenhouse gas emissions.
Sempra Infrastructure and the other Cameron LNG JV partners, namely affiliates of TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC, a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha, have entered into an HOA for the potential development of the Cameron LNG JV Phase 2 project. The HOA provides a commercial framework for the proposed project, including the contemplated allocation to Sempra Infrastructure of 50.2% of the projected fourth train production capacity and 25% of the projected debottlenecking capacity from the project under tolling agreements. The HOA contemplates the remaining capacity to be allocated equally to the existing Cameron LNG JV Phase 1 customers. Sempra Infrastructure plans to sell the LNG corresponding to its allocated capacity from the proposed Cameron LNG JV Phase 2 project under long-term SPAs prior to making a final investment decision. The HOA is a non-binding arrangement. The ultimate participation in and offtake by Sempra Infrastructure, TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC remain subject to negotiation and finalization of definitive agreements, among other factors, and the HOA does not commit any party to enter into definitive agreements with respect to the proposed Cameron LNG JV Phase 2 project.
Sempra Infrastructure, the other Cameron LNG JV partners, and Cameron LNG JV have entered into a Phase 2 Project Development Agreement under which Sempra Infrastructure, subject to certain conditions and ongoing approvals by the Cameron LNG JV board, will manage and lead the Cameron LNG JV Phase 2 project development work up to a final investment decision by Cameron LNG JV.
Cameron LNG JV, upon the unanimous approval of the Cameron LNG JV board, awarded two FEED contracts, one to Bechtel Energy Inc. and the other to a joint venture between JGC America Inc. and Zachry Industrial Inc. At the conclusion of the resulting competitive FEED process, we expect to select one contractor to be the EPC contractor for the proposed Cameron LNG JV Phase 2 project.
In connection with the execution of the Phase 2 Project Development Agreement and the award of the FEED contracts, the Cameron LNG JV board unanimously approved an expansion development budget to fund, subject to the terms of the Phase 2 Project Development Agreement, development work necessary to prepare for a potential final investment decision.
Expansion of the Cameron LNG JV liquefaction facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, scope restrictions on expansion of the project unless appropriate prior consent is obtained from the existing project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Working under the framework established in the Phase 2 Project Development Agreement, Sempra Infrastructure is targeting completing the FEED work in the summer of 2023 and expects to be in a position to make a final investment decision shortly thereafter. The timing of when or if Cameron LNG JV will receive approval from the FERC to amend its permits and from the existing project lenders to conduct the expansion under its financing agreements is uncertain, and there is no assurance that Sempra Infrastructure will complete the necessary development work or that the Cameron LNG JV members will unanimously agree in a timely manner or at all on making a final investment decision, which, if not accomplished, would materially and adversely impact the development of the Cameron LNG JV Phase 2 project.
The development of the proposed Cameron LNG JV Phase 2 project is subject to numerous other risks and uncertainties, including securing binding customer commitments; reaching unanimous agreement with our partners to proceed; obtaining and maintaining a number of permits and regulatory approvals, including approval from the FERC for amendments to existing permits; securing certain consents under the existing financing agreements and securing sufficient new financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract and definitive Cameron LNG JV tolling and governance agreements; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
In March 2019, ECA LNG received two authorizations from the DOE to export U.S.-produced natural gas to Mexico and to re-export LNG to non-FTA countries from its ECA LNG Phase 1 project, which is a one-train natural gas liquefaction facility with a nameplate capacity of 3.25 Mtpa and initial offtake capacity of approximately 2.5 Mtpa that is under construction, and its proposed ECA LNG Phase 2 project that is under development.
In April 2020, ECA LNG Phase 1 executed definitive 20-year SPAs with Mitsui & Co., Ltd. for approximately 0.8 Mtpa of LNG and with an affiliate of TotalEnergies SE for approximately 1.7 Mtpa of LNG. In December 2020, an affiliate of TotalEnergies SE acquired a 16.6% ownership interest in ECA LNG Phase 1, with Sempra Infrastructure retaining an 83.4% ownership interest. Our MOUs and/or HOAs with Mitsui & Co., Ltd., TotalEnergies SE, and ConocoPhillips, which we describe below, provide a framework for their potential offtake of LNG from, and potential acquisition of an equity interest in, ECA LNG Phase 2.

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
In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement for an aggregate principal amount of up to $1.6 billion, of which $455 million was outstanding at June 30, 2022. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project. We discuss the details of this loan in Note 7 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
The construction of the ECA LNG Phase 1 project and the development of the potential ECA LNG Phase 2 project are subject to numerous risks and uncertainties. For Phase 1, these include maintaining permits and regulatory approvals; construction delays; securing and maintaining commercial arrangements, such as gas supply and transportation agreements; the impact of recent and proposed changes to the law in Mexico; and other factors associated with the project and its construction. For the ECA LNG Phase 2 project, these include obtaining binding customer commitments; the receipt of a number of permits and regulatory approvals; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a positive final investment decision; the impact of recent and proposed changes to the law in Mexico; and other factors associated with this potential investment. In addition, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, an unfavorable decision on certain property disputes or permit challenges, or an extended dispute with existing customers at the ECA Regas Facility, could materially adversely affect the development and construction of these projects and Sempra’s results of operations, financial condition, cash flows and/or prospects, including the impairment of all or a substantial portion of the capital costs invested in the projects to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Port Arthur LNG Liquefaction Export Project. Sempra Infrastructure is developing a proposed natural gas liquefaction export project on a greenfield site that it owns in the vicinity of Port Arthur, Texas, located along the Sabine-Neches waterway. Sempra Infrastructure received authorizations from the DOE in August 2015 and May 2019 that collectively permit the LNG to be produced from the proposed PA LNG Phase 1 project to be exported to all current and future FTA and non-FTA countries. In February 2020, Sempra Infrastructure filed an application with the DOE to permit LNG produced from the proposed PA LNG Phase 2 project to be exported to all current and future FTA and non-FTA countries.
In April 2019, the FERC approved the siting, construction and operation of the proposed PA LNG Phase 1 project facilities, along with certain natural gas pipelines, including the Louisiana Connector and Texas Connector Pipelines, that could be used to supply feed gas to the liquefaction facility if and when the project is completed. In February 2020, Sempra Infrastructure filed a FERC application for the siting, construction and operation of the proposed PA LNG Phase 2 project, including the potential addition of up to two liquefaction trains.
In February 2020, we entered into an EPC contract with Bechtel for the proposed PA LNG Phase 1 project. The EPC contract contemplates the construction of two liquefaction trains with a nameplate capacity of approximately 13 Mtpa, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. In December 2020, we amended and restated the EPC contract to reflect an estimated price of approximately $8.7 billion. Since we did not issue a full notice to proceed by July 15, 2021, agreement by both parties on an amendment to the EPC contract is necessary to proceed. On April 8, 2022, we entered into an agreement with Bechtel to provide a revised proposal for the EPC contract price and the EPC schedule for the proposed PA LNG Phase 1 project. Bechtel is scheduled to issue this revised proposal later this year for Sempra Infrastructure’s consideration. Any agreement on such an amendment to the EPC contract by both parties or on favorable terms to Sempra Infrastructure cannot be assured.
In July 2022, Sempra Infrastructure and ConocoPhillips entered into a non-binding HOA to develop Sempra Infrastructure’s proposed PA LNG Phase 1 project and jointly participate in other related energy infrastructure in Southeast Texas and the Pacific Coast of Mexico, including ECA LNG Phase 2. In addition to potential offtake of 5 Mtpa of LNG from the proposed PA LNG Phase 1 project, the HOA also contemplates a 30% equity investment in the proposed PA LNG Phase 1 project by ConocoPhillips and the potential for ConocoPhillips to supply additional natural gas to the proposed facility.
We are progressing the development of the proposed PA LNG Phase 1 project, taking into account market demands given the current geopolitical environment, completing certain milestones with Bechtel, executing definitive agreements for LNG offtake and equity investments, and obtaining financing. We also continue to evaluate overall opportunities to develop the entirety of the

Port Arthur site as well as potential design changes that could reduce overall emissions, including a facility design utilizing electric drives, renewable power sourcing and other technological solutions, which may apply to any future expansions, such as the proposed PA LNG Phase 2 project.
Development of the Port Arthur LNG liquefaction export project is subject to a number of risks and uncertainties, including obtaining binding customer commitments; identifying suitable project partners; completing the required commercial agreements, such as equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; completing construction contracts, including an amendment to the EPC contract with Bechtel; securing and maintaining all necessary permits and approvals; obtaining financing and incentives, such as obtaining property tax abatement; reaching a positive final investment decision; and other factors associated with the potential investment. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Vista Pacifico LNG Liquefaction Export Project. Sempra Infrastructure is developing Vista Pacifico LNG, a potential natural gas liquefaction, storage, and mid-scale export facility proposed to be located in the vicinity of Topolobampo in Sinaloa, Mexico, under an MOU with the CFE, which was subsequently updated in July 2022, that contemplates the negotiation of definitive agreements that would cover development of Vista Pacifico LNG, as well as a separate natural gas regasification project in La Paz Baja California Sur, and the potential re-routing of a portion of the Guaymas-El Oro segment of the Sonora pipeline and resumption of its operations through mutual agreements between the CFE and the Yaqui tribe. The proposed LNG export terminal would be supplied with U.S. natural gas and would use excess natural gas and pipeline capacity on existing pipelines in Mexico with the intent of helping to meet growing demand for natural gas and LNG in the Mexican and Pacific markets. In November 2020, Sempra Infrastructure filed an application with the DOE to permit the export of natural gas to Mexico and for LNG produced from the proposed Vista Pacifico LNG facility to be re-exported to all current and future FTA and non-FTA countries. In April 2021, the DOE granted Vista Pacifico’s LNG export authorization application for FTA countries.
In March 2022, TotalEnergies SE and Sempra Infrastructure entered into an MOU that contemplates TotalEnergies SE potentially contracting approximately one-third of the long-term export production of the proposed Vista Pacifico LNG project and potentially participating as a minority partner in the project.
The MOUs related to the proposed Vista Pacifico LNG project are non-binding arrangements. The ultimate participation in and offtake from the proposed project remain subject to negotiation and finalization of definitive agreements, among other factors, and the MOUs do not commit any party to enter into definitive agreements with respect to the project.
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
Hackberry Carbon Sequestration Project. Sempra Infrastructure is developing the potential Hackberry Carbon Sequestration project near Hackberry, Louisiana. This proposed project under development is designed to permanently sequester carbon dioxide from the Cameron LNG JV facilities. In the third quarter of 2021, Sempra Infrastructure filed an application with the U.S. Environmental Protection Agency for a Class VI carbon injection well to advance this project.
In May 2022, Sempra Infrastructure, TotalEnergies SE, Mitsui & Co., Ltd. and Mitsubishi Corporation signed a Participation Agreement for the development of the proposed Hackberry Carbon Sequestration project. The Participation Agreement contemplates that the combined Cameron LNG JV Phase 1 and proposed Cameron LNG JV Phase 2 projects would potentially serve as the anchor source for the capture and sequestration of carbon dioxide by the proposed project. It also provides the basis for the parties to enter into a JV with Sempra Infrastructure for the Hackberry Carbon Sequestration project.
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
As part of an industrywide audit and investigative process initiated by the CRE to enforce fuel procurement laws, federal prosecutors conducted inspections at several refined products terminals, including Sempra Infrastructure's refined products terminal in Puebla, to confirm that the gasoline and/or diesel in storage were legally imported. During the inspection of the Puebla terminal in September 2021, a federal prosecutor took samples from all the train and storage tanks in the terminal and ordered that the facility be temporarily shut down during the pendency of the analysis of the samples and investigation, while leaving the terminal in Sempra Infrastructure’s custody. In November 2021, the CRE notified Sempra Infrastructure that it had started a process to revoke Sempra Infrastructure’s storage permit at the Puebla terminal. In December 2021, Sempra Infrastructure filed its response to the CRE. In May 2022, the CRE provided a final resolution that stopped the permit revocation process. We expect that, with this resolution, the federal prosecutors will close the investigation and the Puebla terminal will commence commercial operations in the second half of 2022.
Construction of the Topolobampo terminal was completed in May 2022, at which time commissioning activities commenced. We expect the Topolobampo terminal will commence commercial operations in the second half of 2022, subject to the receipt of pending permits.
Expected commencement dates could be delayed by worsening or extended disruptions of project construction caused by factors outside our control, including the COVID-19 pandemic. Sempra Infrastructure is continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations.
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
In March 2022, TotalEnergies SE and Sempra Infrastructure entered into a non-binding MOU that provides a framework for cooperation in the development of North American renewable energy projects. The MOU includes the potential acquisition by Sempra Infrastructure of a target of 30% of TotalEnergies SE’s 80% equity interest in a proposed offshore wind project in California that is under development, which would result in an acquisition of 24% of the total equity interest in the project, and the potential acquisition by TotalEnergies SE of a targeted 30% equity interest in certain renewable and energy storage development projects that are under development by Sempra Infrastructure in Northern Mexico. In June 2022, Sempra Infrastructure notified TotalEnergies SE that it does not intend to participate in the proposed offshore wind project in California. The ultimate participation of TotalEnergies SE and/or Sempra Infrastructure remain subject to negotiation and finalization of definitive agreements, among other factors, and TotalEnergies SE and Sempra Infrastructure have no commitment to participate in any or all these projects unless such definitive agreements are established.
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
Sonora Pipeline
▪Guaymas-El Oro Segment
Our investment in the Guaymas-El Oro segment of the Sonora pipeline could be subject to impairment if Sempra Infrastructure is unable to make certain repairs (which have not commenced) or re-route a portion of the pipeline (which has not been agreed to by the parties, but is subject to negotiation pursuant to a non-binding MOU and a Shareholders’ Agreement that remains subject to regulatory and corporate authorizations) and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery. Any such occurrence could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
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

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2022	$2,364	$1,013	$861
2021	2,255	610	963
Change	$109	$403	$(102)

Change in accounts receivable	$165	$7	$195
Change in accounts payable	148	95	31
Higher net income, adjusted for noncash items included in earnings	135	94	21
Funds fully drawn against customer’s letters of credit, net of amounts applied	96
Change in customer deposits	60	18	33
Net increase in Reserve for Aliso Canyon Costs, current and noncurrent, due to $140 higher accruals offset by $88 higher payments	52		52
Change in inventory	49	4	(26)
Lower proceeds received from Insurance Receivable for Aliso Canyon	(15)		(15)
Lower distributions received from Cameron LNG JV	(145)
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	(186)	188	(374)
Change in income taxes receivable/payable, net	(254)	12	(2)
Other	4	(15)	(17)
	$109	$403	$(102)

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2022	$(2,535)	$(1,082)	$(931)
2021	(2,588)	(1,065)	(936)
Change	$53	$(17)	$5

Acquisition of 50% interest in ESJ in March 2021 for $79, net of $14 of cash and cash equivalents acquired	$65
Decrease (increase) in capital expenditures	63	$(18)	$5
Contributions to Cameron LNG JV in 2022	(10)
Higher contributions to Oncor Holdings	(71)
Other	6	1
	$53	$(17)	$5

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2022	$1,685	$577	$449
2021	(282)	206	(27)
Change	$1,967	$371	$476

Higher issuances of long-term debt	$3,663	$1,395	$697
Proceeds from sale of NCI to ADIA in 2022, net of $12 of transaction costs	1,719
Lower payments on long-term debt and finance leases	1,061	198
Higher issuances of short-term debt with maturities greater than 90 days	870
Equity contribution from Sempra Energy			150
(Higher) lower common dividends paid	(77)		50
Distributions to SI Partners’ minority shareholder in 2022	(106)
Higher repurchases of common stock	(438)
Higher payments for commercial paper and other short-term debt with maturities greater than 90 days	(1,172)	(375)
Change in borrowings and repayments of short-term debt, net	(3,595)	(838)	(415)
Other	42	(9)	(6)
	$1,967	$371	$476
Capital Expenditures, Investments and Acquisitions

EXPENDITURES FOR PP&E, INVESTMENTS AND ACQUISITIONS
(Dollars in millions)
	Six months ended June 30,
	2022	2021
SDG&E	$1,090	$1,072
SoCalGas	931	936
Sempra Texas Utilities	171	100
Sempra Infrastructure	346	480
Parent and other	4	1
Total	$2,542	$2,589
The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT, and various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors” in the Annual Report. In 2022, we expect to make capital expenditures and investments of approximately $5.8 billion (which excludes capital expenditures that will be funded by unconsolidated entities) a decrease from the $6.2 billion projected in “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The decrease is primarily attributable to a delay in certain capital expenditures of approximately $300 million at SDG&E and $100 million at SoCalGas.

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
COMMODITY PRICE RISK
Sempra Infrastructure is generally exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first six months of 2022, a hypothetical 10% unfavorable change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $8 million at June 30, 2022 compared to $3 million at December 31, 2021.
The one-day value at risk for SDG&E and SoCalGas’ commodity positions were $11 million and negligible, respectively, at June 30, 2022 compared to $5 million and $1 million, respectively, at December 31, 2021.
INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	June 30, 2022			December 31, 2021
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$—	$—	$—	$1,161	$776	$385
Other	955	—	—	2,310	—	—
Long-term:
Sempra California fixed-rate	$12,559	$7,400	$5,159	$10,876	$6,417	$4,459
Sempra California variable-rate	700	400	300	300	—	300
Other fixed-rate	10,218	—	—	8,591	—	—
Other variable-rate	455	—	—	341	—	—
(1)    After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments and reductions for unamortized discount and debt issuance costs, and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at June 30, 2022 increased or decreased by 10%, the change in earnings over the 12-month period ending June 30, 2023 would be approximately $2 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at June 30, 2022, after considering the effects of interest rate swaps, the change in earnings over the 12-month period ending June 30, 2023 would be approximately $2 million.
FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposures in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At June 30, 2022, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2021.
In 2022, SDG&E and SoCalGas have experienced inflationary pressures from increases in various costs, including the cost of natural gas, electric fuel and purchased power, labor, materials and supplies, as well as availability of labor and materials. Sempra Texas Utilities has experienced increased costs of labor and materials and does not have specific regulatory mechanisms that allow for recovery of higher costs due to inflation. If such costs were to continue to be subject to significant inflationary pressures and we are not able to fully recover such higher costs in rates or there is a delay in recovery, these increased costs may have a significant effect on our results of operations, financial condition, cash flows and/or prospects.

Sempra Infrastructure has experienced inflationary pressures from increases in various costs, including the cost of labor, materials and supplies. Sempra Infrastructure generally secures long-term contracts that are U.S. dollar-denominated or referenced and are periodically adjusted for market factors, including inflation, and Sempra Infrastructure generally enters into lump-sum contracts for its large construction projects in which much of the risk during construction is absorbed or hedged by the EPC contractor. If additional costs were to become subject to significant inflationary pressures, we may not be able to fully recover such higher costs through contractual adjustments for inflation, which may have a significant effect on our results of operations, financial condition, cash flows and/or prospects.

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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
On July 6, 2020, our board of directors authorized the repurchase of shares of our common stock at any time and from time to time in an aggregate amount not to exceed the lesser of $2 billion or amounts spent to purchase no more than 25 million shares. This repurchase authorization was publicly announced on August 5, 2020 and has no expiration date. As of August 4, 2022, a maximum of $1.25 billion and no more than 19,632,529 shares may yet be purchased under this repurchase authorization.
The following table sets forth information about our common stock repurchase activity for the three months ended June 30, 2022:

PURCHASES OF EQUITY SECURITIES
(Dollars in millions, except per share amounts)
	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1, 2022 - April 30, 2022	1,471,957	$169.84	1,471,957	$1,250
(1)    On April 6, 2022, we entered into an ASR program under which we prepaid $250 to repurchase shares of our common stock in a share forward transaction. The total number of shares purchased was determined by dividing the $250 purchase price by the arithmetic average of the volume-weighted average trading prices of shares of our common stock during the valuation period of April 7, 2022 through April 25, 2022, minus a fixed discount. The ASR program was completed on April 25, 2022.

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

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy / Southern California Gas Company
10.1
First Amendment to Master Agreement to Resolve JCCP No. 4861 Private Party Claims, dated as of July 15, 2022, by and among Sempra Energy, Southern California Gas Company, and the plaintiffs’ law firms listed on the signature pages thereto.
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
SEMPRA ENERGY, (Registrant)

Date: August 4, 2022	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 4, 2022	By: /s/ Valerie A. Bille
Valerie A. Bille
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 4, 2022	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)