Form 10-Q
period 2022-09-30
SEMPRA ENERGY; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2022-11-03
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		September 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

Sempra Energy	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on October 31, 2022:

Sempra Energy	314,333,363 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

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

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASR	accelerated share repurchase
ASU	Accounting Standards Update
Bcf	billion cubic feet
Bechtel	Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.)
bps	basis points
Cameron LNG JV	Cameron LNG Holdings, LLC
CCA	Community Choice Aggregation
CCM	cost of capital adjustment mechanism
CENACE	Centro Nacional de Control de Energía (Mexico’s National Center for Energy Control)
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EPC	engineering, procurement and construction
EPS	earnings (losses) per common share
ESJ	Energía Sierra Juárez, S. de R.L. de C.V.
ETR	effective income tax rate
FEED	Front-End Engineering Design
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
Gazprom	Gazprom Marketing & Trading México S. de R.L. de C.V.
GRC	General Rate Case
HOA	Heads of Agreement
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IEnova Pipelines	IEnova Pipelines, S. de R.L. de C.V.
IMG	Infraestructura Marina del Golfo
IOU	investor-owned utility
IRA	Inflation Reduction Act
ISO	Independent System Operator
JV	joint venture

GLOSSARY (CONTINUED)

KKR	KKR Pinnacle Investor L.P. (as successor-in-interest to KKR Pinnacle Aggregator L.P.), an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mexican Stock Exchange	Bolsa Mexicana de Valores, S.A.B. de C.V., or BMV
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OEIS	Office of Energy Infrastructure Safety
OII	Order Instituting Investigation
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
OSC	Order to Show Cause
PA LNG Phase 1 project	initial phase of the proposed Port Arthur LNG liquefaction export project
PA LNG Phase 2 project	second phase of the proposed Port Arthur LNG liquefaction export project
PG&E	Pacific Gas and Electric Company
PGNiG	Polish Oil & Gas Company
PP&E	property, plant and equipment
PPA	power purchase agreement
PUCT	Public Utility Commission of Texas
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
Saavi Energía	Saavi Energía S. de R.L. de C.V.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
Sempra	Sempra Energy doing business as Sempra, together with its consolidated entities unless otherwise stated or indicated by the context
Sempra California	San Diego Gas & Electric Company and Southern California Gas Company, collectively
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	6% mandatory convertible preferred stock, series A
series B preferred stock	6.75% mandatory convertible preferred stock, series B
Shell Mexico	Shell México Gas Natural, S. de R.L. de C.V.
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation

GLOSSARY (CONTINUED)

SoCalGas	Southern California Gas Company
SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement
Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG	TAG Norte Holding, S. de R.L. de C.V.
TdM	Termoeléctrica de Mexicali
Technip Energies	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V.
U.S. GAAP	generally accepted accounting principles in the United States of America
VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future, involve risks and uncertainties, and are not guarantees. Future results may differ materially from those expressed or implied in any forward-looking statement. These forward-looking statements represent our estimates and assumptions only as of the filing date of this report. We assume no obligation to update or revise any forward-looking statement as a result of new information, future events or other factors.
Forward-looking statements can be identified by words such as “believes,” “expects,” “intends,” “anticipates,” “contemplates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “construct,” “develop,” “opportunity,” “initiative,” “target,” “outlook,” “optimistic,” “maintain,” “continue,” “progress,” “advance,” “goal,” “aim,” “commit,” or similar expressions, or when we discuss our guidance, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include risks and uncertainties relating to:
▪California wildfires, including the risks that we may be found liable for damages regardless of fault and that we may not be able to recover all or a substantial portion of costs from insurance, the Wildfire Fund, in rates from customers or a combination thereof
▪decisions, investigations, regulations, issuances or revocations of permits or other authorizations, renewals of franchises, and other actions by (i) the CPUC, CRE, DOE, FERC, PUCT, and other governmental and regulatory bodies and (ii) the U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries in which we do business
▪the success of business development efforts, construction projects and acquisitions and divestitures, including risks in (i) being able to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) realizing anticipated benefits from any of these efforts if completed, and (iv) obtaining the consent or approval of partners or other third parties, including governmental and regulatory bodies
▪civil and criminal litigation, regulatory inquiries, investigations, arbitrations, property disputes and other proceedings, including those related to the Leak
▪changes to laws and regulations, including certain of Mexico’s laws and rules that impact energy supplier permitting, energy contract rates, the electricity industry generally and the import, export, transport and storage of hydrocarbons
▪cybersecurity threats, including by state and state-sponsored actors, by ransomware or other attacks on our systems or the systems of third-parties with which we conduct business, including to the energy grid or other energy infrastructure, all of which have become more pronounced due to recent geopolitical events, such as the war in Ukraine
▪failure of foreign governments, state-owned entities and our counterparties to honor their contracts and commitments
▪our ability to borrow money on favorable terms or otherwise and meet our debt service obligations, including due to (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook and (ii) rising interest rates and inflation
▪the impact on SDG&E’s and SoCalGas’ cost of capital and the affordability of customer rates and on Sempra Infrastructure’s ability to pass through any higher costs to current and future customers due to (i) volatility in inflation, interest rates, foreign currency exchange rates (with respect to Sempra Infrastructure’s business) and commodity prices and our ability to effectively hedge these risks, and (ii) with respect to SDG&E’s business, departing retail load resulting from additional customers transferring to CCA and Direct Access
▪the impact of energy and climate policies, laws, rules and disclosures, as well as related goals and actions of companies in our industry, including actions to reduce or eliminate reliance on natural gas, any deterioration of or increased uncertainty in the political or regulatory environment for California natural gas distribution companies and the risk of nonrecovery for stranded assets
▪the pace of the development and adoption of new technologies in the energy sector, including those designed to support governmental and private party energy and climate goals, and our ability to efficiently incorporate them into our businesses
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, acts of terrorism, information system outages or other events that disrupt our operations, damage our facilities or systems, cause the release of harmful materials, cause fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms, may be disputed or not covered by insurers, or may impact our ability to obtain satisfactory levels of affordable insurance

▪the availability of electric power, natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid or limitations on the withdrawal of natural gas from storage facilities
▪the impact of the COVID-19 pandemic on capital projects, regulatory approvals and the execution of our operations
▪Oncor’s ability to eliminate or reduce its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪changes in tax and trade policies, laws and regulations, including tariffs, revisions to international trade agreements and sanctions, such as those that have been imposed and that may be imposed in the future in connection with the war in Ukraine, which may increase our costs, reduce our competitiveness, impact our ability to do business with certain counterparties, or impair our ability to resolve trade disputes
▪other uncertainties, some of which are difficult to predict and beyond our control
We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)
REVENUES
Utilities:
Natural gas	$1,587	$1,255	$5,611	$4,310
Electric	1,357	1,305	3,663	3,529
Energy-related businesses	673	453	1,710	1,174
Total revenues	3,617	3,013	10,984	9,013

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(505)	(282)	(1,835)	(892)
Cost of electric fuel and purchased power	(307)	(312)	(763)	(828)
Energy-related businesses cost of sales	(340)	(220)	(764)	(448)
Operation and maintenance	(1,206)	(1,073)	(3,454)	(3,098)
Aliso Canyon litigation and regulatory matters	(122)	(1,571)	(259)	(1,571)
Depreciation and amortization	(506)	(471)	(1,500)	(1,376)
Franchise fees and other taxes	(162)	(151)	(474)	(442)
Other (expense) income, net	(40)	(55)	(3)	52
Interest income	18	16	58	50
Interest expense	(282)	(259)	(796)	(776)
Income (loss) before income taxes and equity earnings	165	(1,365)	1,194	(316)
Income tax (expense) benefit	(21)	342	(435)	45
Equity earnings	417	391	1,118	1,022
Net income (loss)	561	(632)	1,877	751
Earnings attributable to noncontrolling interests	(65)	(5)	(187)	(48)
Preferred dividends	(11)	(11)	(33)	(52)
Preferred dividends of subsidiary	—	—	(1)	(1)
Earnings (losses) attributable to common shares	$485	$(648)	$1,656	$650

Basic EPS:
Earnings (losses)	$1.54	$(2.03)	$5.25	$2.10
Weighted-average common shares outstanding	314,724	319,144	315,301	309,350

Diluted EPS:
Earnings (losses)	$1.53	$(2.03)	$5.23	$2.09
Weighted-average common shares outstanding	316,087	319,144	316,457	310,854
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended September 30, 2022 and 2021
2022:
Net income	$517	$(21)	$496	$65	$561
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1)	(1)
Financial instruments	60	(15)	45	21	66
Pension and other postretirement benefits	2	—	2	—	2
Total other comprehensive income	62	(15)	47	20	67
Comprehensive income	$579	$(36)	$543	$85	$628
2021:
Net (loss) income	$(979)	$342	$(637)	$5	$(632)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	—	(4)	(2)	(6)
Financial instruments	38	(9)	29	—	29
Pension and other postretirement benefits	(7)	2	(5)	—	(5)
Total other comprehensive income (loss)	27	(7)	20	(2)	18
Comprehensive (loss) income	$(952)	$335	$(617)	$3	$(614)

	Nine months ended September 30, 2022 and 2021
2022:
Net income	$2,125	$(435)	$1,690	$187	$1,877
Other comprehensive income (loss):
Foreign currency translation adjustments	5	—	5	—	5
Financial instruments	227	(56)	171	56	227
Pension and other postretirement benefits	15	(2)	13	—	13
Total other comprehensive income	247	(58)	189	56	245
Comprehensive income	2,372	(493)	1,879	243	2,122
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,371	$(493)	$1,878	$243	$2,121
2021:
Net income	$658	$45	$703	$48	$751
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	—	(4)	(2)	(6)
Financial instruments	145	(36)	109	9	118
Pension and other postretirement benefits	11	(2)	9	—	9
Total other comprehensive income	152	(38)	114	7	121
Comprehensive income	810	7	817	55	872
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$809	$7	$816	$55	$871
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2022	2021(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$685	$559
Restricted cash	49	19
Accounts receivable – trade, net	1,817	2,071
Accounts receivable – other, net	371	398
Due from unconsolidated affiliates	52	23
Income taxes receivable	90	79
Inventories	506	389
Prepaid expenses	333	260
Regulatory assets	270	271
Greenhouse gas allowances	100	97
Other current assets	192	209
Total current assets	4,465	4,375

Other assets:
Restricted cash	52	3
Due from unconsolidated affiliates	—	637
Regulatory assets	2,641	2,011
Insurance receivable for Aliso Canyon costs	10	360
Greenhouse gas allowances	758	422
Nuclear decommissioning trusts	816	1,012
Dedicated assets in support of certain benefit plans	487	567
Deferred income taxes	133	151
Right-of-use assets – operating leases	665	594
Investment in Oncor Holdings	13,558	12,947
Other investments	1,876	1,525
Goodwill	1,602	1,602
Other intangible assets	350	370
Wildfire fund	310	331
Other long-term assets	1,401	1,244
Total other assets	24,659	23,776

Property, plant and equipment:
Property, plant and equipment	62,218	58,940
Less accumulated depreciation and amortization	(15,779)	(15,046)
Property, plant and equipment, net	46,439	43,894
Total assets	$75,563	$72,045
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2022	2021(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,750	$3,471
Accounts payable – trade	1,919	1,671
Accounts payable – other	242	178
Dividends and interest payable	630	563
Accrued compensation and benefits	474	479
Regulatory liabilities	298	359
Current portion of long-term debt and finance leases	1,005	106
Reserve for Aliso Canyon costs	145	1,980
Greenhouse gas obligations	100	97
Other current liabilities	1,273	1,131
Total current liabilities	7,836	10,035

Long-term debt and finance leases	23,830	21,068

Deferred credits and other liabilities:
Due to unconsolidated affiliates	296	287
Regulatory liabilities	3,312	3,402
Greenhouse gas obligations	521	225
Pension and other postretirement benefit plan obligations, net of plan assets	602	687
Deferred income taxes	4,327	3,477
Asset retirement obligations	3,479	3,375
Deferred credits and other	2,071	2,070
Total deferred credits and other liabilities	14,608	13,523

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized):
Preferred stock, series C (0.9 million shares outstanding)	889	889
Common stock (750 million shares authorized; 314 million and 317 million shares outstanding at September 30, 2022 and December 31, 2021, respectively; no par value)	12,138	11,862
Retained earnings	14,123	13,548
Accumulated other comprehensive income (loss)	(120)	(318)
Total Sempra Energy shareholders’ equity	27,030	25,981
Preferred stock of subsidiary	20	20
Other noncontrolling interests	2,239	1,418
Total equity	29,289	27,419
Total liabilities and equity	$75,563	$72,045
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,877	$751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,500	1,376
Deferred income taxes and investment tax credits	387	(159)
Equity earnings	(1,118)	(1,022)
Foreign currency transaction losses, net	18	10
Share-based compensation expense	49	48
Fixed-price contracts and other derivatives	200	338
Other	157	70
Reserve for Aliso Canyon costs	(1,835)	1,525
Net change in other working capital components	(267)	(186)
Insurance receivable for Aliso Canyon costs	350	31
Distributions from investments	643	727
Changes in other noncurrent assets and liabilities, net	(506)	(528)
Net cash provided by operating activities	1,455	2,981

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(3,540)	(3,606)
Expenditures for investments and acquisitions	(275)	(216)
Purchases of nuclear decommissioning trust assets	(530)	(729)
Proceeds from sales of nuclear decommissioning trust assets	530	729
Advances to unconsolidated affiliates	—	(8)
Repayments of advances to unconsolidated affiliates	626	—
Distributions from investments	—	365
Other	6	9
Net cash used in investing activities	(3,183)	(3,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(1,070)	(981)
Preferred dividends paid	(22)	(77)
Issuances of common stock	4	5
Repurchases of common stock	(478)	(39)
Issuances of debt (maturities greater than 90 days)	6,711	1,992
Payments on debt (maturities greater than 90 days) and finance leases	(3,365)	(2,315)
(Decrease) increase in short-term debt, net	(1,438)	1,999
Advances from unconsolidated affiliates	28	40
Proceeds from sales of noncontrolling interests, net	1,732	7
Purchases of noncontrolling interests	—	(221)
Distributions to noncontrolling interests	(146)	—
Contributions from noncontrolling interests	15	—
Other	(35)	(13)
Net cash provided by financing activities	1,936	397

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—

Increase (decrease) in cash, cash equivalents and restricted cash	205	(78)
Cash, cash equivalents and restricted cash, January 1	581	985
Cash, cash equivalents and restricted cash, September 30	$786	$907
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Nine months ended September 30,
	2022	2021
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$732	$741
Income tax payments, net of refunds	241	101

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in Cameron LNG JV investment for guarantee	—	22
Repayment of advances from unconsolidated affiliate in lieu of distribution	32	—
Accrued capital expenditures	738	572
Increase in finance lease obligations for investment in PP&E	33	35
Derecognized PP&E for net investment in sales-type lease	—	44
Increase in ARO for investment in PP&E	49	33
Issuance of common stock in exchange for NCI and related AOCI	—	1,373
Common dividends declared but not paid	360	351
Conversion of mandatory convertible preferred stock	—	2,258
Preferred dividends declared but not paid	22	22
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended September 30, 2022
Balance at June 30, 2022	$889	$12,121	$13,998	$(167)	$26,841	$2,212	$29,053

Net income			496		496	65	561
Other comprehensive income				47	47	20	67

Share-based compensation expense		17			17		17
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($1.15/share)			(360)		(360)		(360)
Issuances of common stock		1			1		1
Repurchases of common stock		(2)			(2)		(2)
Noncontrolling interest activities:
Contributions						2	2
Distributions						(40)	(40)
Sale		1			1		1
Balance at September 30, 2022	$889	$12,138	$14,123	$(120)	$27,030	$2,259	$29,289

	Three months ended September 30, 2021
Balance at June 30, 2021	$1,454	$10,150	$14,291	$(444)	$25,451	$241	$25,692

Net (loss) income			(637)		(637)	5	(632)
Other comprehensive income (loss)				20	20	(2)	18

Share-based compensation expense		14			14		14
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($1.10/share)			(351)		(351)		(351)
Conversion of series B preferred stock	(565)	565			—		—
Repurchases of common stock		(1)			(1)		(1)
Noncontrolling interest activities:
Purchases		63		6	69	(194)	(125)
Balance at September 30, 2021	$889	$10,791	$13,292	$(418)	$24,554	$50	$24,604
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Nine months ended September 30, 2022
Balance at December 31, 2021	$889	$11,862	$13,548	$(318)	$25,981	$1,438	$27,419

Net income			1,690		1,690	187	1,877
Other comprehensive income				189	189	56	245

Share-based compensation expense		49			49		49
Dividends declared:
Series C preferred stock ($36.57/share)			(33)		(33)		(33)
Common stock ($3.44/share)			(1,081)		(1,081)		(1,081)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		4			4		4
Repurchases of common stock		(478)			(478)		(478)
Noncontrolling interest activities:
Contributions						15	15
Distributions						(146)	(146)
Sale		701		9	710	709	1,419
Balance at September 30, 2022	$889	$12,138	$14,123	$(120)	$27,030	$2,259	$29,289

	Nine months ended September 30, 2021
Balance at December 31, 2020	$3,147	$7,053	$13,673	$(500)	$23,373	$1,561	$24,934

Net income			703		703	48	751
Other comprehensive income				114	114	7	121

Share-based compensation expense		48			48		48
Dividends declared:
Series B preferred stock ($3.38/share)			(19)		(19)		(19)
Series C preferred stock ($36.57/share)			(33)		(33)		(33)
Common stock ($3.30/share)			(1,031)		(1,031)		(1,031)
Preferred dividends of subsidiary			(1)		(1)		(1)
Conversion of series A preferred stock	(1,693)	1,693			—		—
Conversion of series B preferred stock	(565)	565			—		—
Issuances of common stock		5			5		5
Repurchases of common stock		(39)			(39)		(39)
Noncontrolling interest activities:
Purchases		1,462		(32)	1,430	(1,567)	(137)
Sales		4			4	1	5
Balance at September 30, 2021	$889	$10,791	$13,292	$(418)	$24,554	$50	$24,604
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)
Operating revenues
Electric	$1,360	$1,307	$3,672	$3,534
Natural gas	209	157	741	585
Total operating revenues	1,569	1,464	4,413	4,119
Operating expenses
Cost of electric fuel and purchased power	316	324	806	869
Cost of natural gas	65	37	260	159
Operation and maintenance	439	389	1,256	1,152
Depreciation and amortization	247	226	730	659
Franchise fees and other taxes	97	93	277	264
Total operating expenses	1,164	1,069	3,329	3,103
Operating income	405	395	1,084	1,016
Other income, net	12	4	68	61
Interest income	2	—	3	1
Interest expense	(113)	(104)	(333)	(307)
Income before income taxes	306	295	822	771
Income tax expense	(35)	(90)	(141)	(168)
Net income/Earnings attributable to common shares	$271	$205	$681	$603
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2022 and 2021
2022:
Net income	$306	$(35)	$271
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$307	$(35)	$272
2021:
Net income	$295	$(90)	$205
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$296	$(90)	$206

	Nine months ended September 30, 2022 and 2021
2022:
Net income	$822	$(141)	$681
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$823	$(141)	$682
2021:
Net income	$771	$(168)	$603
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$772	$(168)	$604
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2022	2021(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219	$25
Accounts receivable – trade, net	792	715
Accounts receivable – other, net	79	78
Income taxes receivable, net	26	9
Inventories	129	123
Prepaid expenses	218	174
Regulatory assets	252	231
Greenhouse gas allowances	13	13
Other current assets	69	63
Total current assets	1,797	1,431

Other assets:
Regulatory assets	1,083	786
Greenhouse gas allowances	142	111
Nuclear decommissioning trusts	816	1,012
Right-of-use assets – operating leases	284	185
Wildfire fund	310	331
Other long-term assets	165	154
Total other assets	2,800	2,579

Property, plant and equipment:
Property, plant and equipment	27,792	26,456
Less accumulated depreciation and amortization	(6,630)	(6,408)
Property, plant and equipment, net	21,162	20,048
Total assets	$25,759	$24,058
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2022	2021(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$776
Accounts payable	790	588
Due to unconsolidated affiliates	93	97
Interest payable	76	50
Accrued compensation and benefits	130	148
Regulatory liabilities	27	14
Current portion of long-term debt and finance leases	486	49
Customer deposits	35	30
Greenhouse gas obligations	13	13
Asset retirement obligations	97	86
Other current liabilities	342	260
Total current liabilities	2,089	2,111

Long-term debt and finance leases	8,502	7,581

Deferred credits and other liabilities:
Regulatory liabilities	2,221	2,302
Greenhouse gas obligations	76	31
Pension obligation, net of plan assets	24	25
Deferred income taxes	2,459	2,275
Asset retirement obligations	783	804
Deferred credits and other	774	680
Total deferred credits and other liabilities	6,337	6,117

Commitments and contingencies (Note 11)

Shareholder's equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660
Retained earnings	7,180	6,599
Accumulated other comprehensive income (loss)	(9)	(10)
Total shareholder’s equity	8,831	8,249
Total liabilities and shareholder's equity	$25,759	$24,058
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$681	$603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	730	659
Deferred income taxes and investment tax credits	91	133
Other	23	(1)
Net change in working capital components	57	(187)
Changes in noncurrent assets and liabilities, net	(214)	(183)
Net cash provided by operating activities	1,368	1,024

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,651)	(1,560)
Purchases of nuclear decommissioning trust assets	(530)	(729)
Proceeds from sales of nuclear decommissioning trust assets	530	729
Other	8	7
Net cash used in investing activities	(1,643)	(1,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	—
Issuances of debt (maturities greater than 90 days)	1,395	1,120
Payments on debt (maturities greater than 90 days) and finance leases	(416)	(606)
Decrease in short-term debt, net	(401)	—
Debt issuance costs	(9)	(8)
Net cash provided by financing activities	469	506

Increase (decrease) in cash and cash equivalents	194	(23)
Cash and cash equivalents, January 1	25	262
Cash and cash equivalents, September 30	$219	$239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$303	$275
Income tax payments, net of refunds	68	64

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$236	$217
Increase in ARO for investment in PP&E	1	18
Increase in finance lease obligations for investment in PP&E	12	23
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
	(unaudited)
	Three months ended September 30, 2022
Balance at June 30, 2022	$1,660	$7,009	$(10)	$8,659

Net income		271		271
Other comprehensive income			1	1

Common stock dividends declared ($0.86/share)		(100)		(100)
Balance at September 30, 2022	$1,660	$7,180	$(9)	$8,831

	Three months ended September 30, 2021
Balance at June 30, 2021	$1,660	$6,478	$(10)	$8,128

Net income		205		205
Other comprehensive income			1	1

Balance at September 30, 2021	$1,660	$6,683	$(9)	$8,334

	Nine months ended September 30, 2022
Balance at December 31, 2021	$1,660	$6,599	$(10)	$8,249

Net income		681		681
Other comprehensive income			1	1

Common stock dividends declared ($0.86/share)		(100)		(100)
Balance at September 30, 2022	$1,660	$7,180	$(9)	$8,831

	Nine months ended September 30, 2021
Balance at December 31, 2020	$1,660	$6,080	$(10)	$7,730

Net income		603		603
Other comprehensive income			1	1

Balance at September 30, 2021	$1,660	$6,683	$(9)	$8,334
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)

Operating revenues	$1,385	$1,106	$4,879	$3,738
Operating expenses
Cost of natural gas	441	240	1,577	736
Operation and maintenance	590	546	1,746	1,574
Aliso Canyon litigation and regulatory matters	122	1,571	259	1,571
Depreciation and amortization	190	180	565	533
Franchise fees and other taxes	62	54	181	163
Total operating expenses	1,405	2,591	4,328	4,577
Operating (loss) income	(20)	(1,485)	551	(839)
Other expense, net	(43)	(39)	(5)	(2)
Interest income	3	—	4	—
Interest expense	(50)	(39)	(135)	(118)
(Loss) income before income taxes	(110)	(1,563)	415	(959)
Income tax benefit (expense)	28	437	(75)	335
Net (loss) income	(82)	(1,126)	340	(624)
Preferred dividends	—	—	(1)	(1)
(Losses) earnings attributable to common shares	$(82)	$(1,126)	$339	$(625)
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2022 and 2021
2022:
Net loss	$(110)	$28	$(82)
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive loss	$(109)	$28	$(81)
2021:
Net loss	$(1,563)	$437	$(1,126)
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive loss	$(1,562)	$437	$(1,125)

	Nine months ended September 30, 2022 and 2021
2022:
Net income	$415	$(75)	$340
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	2	—	2
Total other comprehensive income	3	—	3
Comprehensive income	$418	$(75)	$343
2021:
Net loss	$(959)	$335	$(624)
Other comprehensive income (loss):
Pension and other postretirement benefits	2	—	2
Total other comprehensive income	2	—	2
Comprehensive loss	$(957)	$335	$(622)
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2022	2021(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53	$37
Accounts receivable – trade, net	710	1,084
Accounts receivable – other, net	72	58
Due from unconsolidated affiliates	24	49
Income taxes receivable, net	25	23
Inventories	293	172
Regulatory assets	18	40
Greenhouse gas allowances	79	75
Other current assets	67	61
Total current assets	1,341	1,599

Other assets:
Regulatory assets	1,481	1,148
Insurance receivable for Aliso Canyon costs	10	360
Greenhouse gas allowances	578	290
Right-of-use assets – operating leases	45	57
Other long-term assets	624	627
Total other assets	2,738	2,482

Property, plant and equipment:
Property, plant and equipment	24,424	23,104
Less accumulated depreciation and amortization	(7,178)	(6,861)
Property, plant and equipment, net	17,246	16,243
Total assets	$21,325	$20,324
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2022	2021(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,227	$385
Accounts payable – trade	652	775
Accounts payable – other	177	142
Due to unconsolidated affiliates	42	36
Accrued compensation and benefits	212	202
Regulatory liabilities	271	345
Current portion of long-term debt and finance leases	315	11
Customer deposits	17	13
Reserve for Aliso Canyon costs	145	1,980
Greenhouse gas obligations	79	75
Asset retirement obligations	75	77
Other current liabilities	291	271
Total current liabilities	3,503	4,312

Long-term debt and finance leases	5,175	4,773

Deferred credits and other liabilities:
Regulatory liabilities	1,091	1,100
Greenhouse gas obligations	407	174
Pension obligation, net of plan assets	474	551
Deferred income taxes	1,197	1,039
Asset retirement obligations	2,628	2,505
Deferred credits and other	416	428
Total deferred credits and other liabilities	6,213	5,797

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	2,316	1,666
Retained earnings	4,124	3,785
Accumulated other comprehensive income (loss)	(28)	(31)
Total shareholders’ equity	6,434	5,442
Total liabilities and shareholders’ equity	$21,325	$20,324
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$340	$(624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	565	533
Deferred income taxes and investment tax credits	77	(467)
Other	51	47
Reserve for Aliso Canyon costs	(1,835)	1,525
Net change in working capital components	98	385
Insurance receivable for Aliso Canyon costs	350	31
Changes in other noncurrent assets and liabilities, net	(408)	(393)
Net cash (used in) provided by operating activities	(762)	1,037

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,394)	(1,417)
Net cash used in investing activities	(1,394)	(1,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	—	(75)
Preferred dividends paid	(1)	(1)
Equity contribution from Sempra Energy	650	800
Issuances of debt (maturities greater than 90 days)	1,497	—
Payments on finance leases	(10)	(9)
Increase (decrease) in short-term debt, net	42	(113)
Debt issuance costs	(6)	—
Net cash provided by financing activities	2,172	602

Increase in cash and cash equivalents	16	222
Cash and cash equivalents, January 1	37	4
Cash and cash equivalents, September 30	$53	$226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$123	$119
Income tax payments, net of refunds	—	170

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$235	$205
Increase (decrease) in ARO for investment in PP&E	48	(1)
Increase in finance lease obligations for investment in PP&E	21	12
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended September 30, 2022
Balance at June 30, 2022	$22	$1,816	$4,206	$(29)	$6,015

Net loss			(82)		(82)
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.38/share)			—		—
Equity contribution from Sempra Energy		500			500
Balance at September 30, 2022	$22	$2,316	$4,124	$(28)	$6,434

	Three months ended September 30, 2021
Balance at June 30, 2021	$22	$866	$4,713	$(30)	$5,571

Net loss			(1,126)		(1,126)
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.38/share)			—		—
Equity contribution from Sempra Energy		800			800
Balance at September 30, 2021	$22	$1,666	$3,587	$(29)	$5,246

	Nine months ended September 30, 2022
Balance at December 31, 2021	$22	$1,666	$3,785	$(31)	$5,442

Net income			340		340
Other comprehensive income				3	3

Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Equity contribution from Sempra Energy		650			650
Balance at September 30, 2022	$22	$2,316	$4,124	$(28)	$6,434

	Nine months ended September 30, 2021
Balance at December 31, 2020	$22	$866	$4,287	$(31)	$5,144

Net loss			(624)		(624)
Other comprehensive income				2	2

Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Common stock ($0.82/share)			(75)		(75)
Equity contribution from Sempra Energy		800			800
Balance at September 30, 2021	$22	$1,666	$3,587	$(29)	$5,246
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
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after September 30, 2022 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.
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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$685	$559
Restricted cash, current	49	19
Restricted cash, noncurrent	52	3
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$786	$581

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
In 2021, SDG&E and SoCalGas applied, on behalf of their customers, for financial assistance from the California Department of Community Services and Development under the California Arrearage Payment Program, which provided funds of $63 million and $79 million for SDG&E and SoCalGas, respectively. In the first quarter of 2022, SDG&E and SoCalGas received and applied the amounts directly to eligible customer accounts to reduce past due balances. In June 2022, AB 205 was approved establishing, among other things, the 2022 California Arrearage Payment Program. SDG&E and SoCalGas have applied for funding from this program on behalf of their residential customers with past due balances and, if approved, may receive up to $51 million and $59 million, respectively, of such funding in the first quarter of 2023.

We provide below allowances and changes in allowances for credit losses for trade receivables and other receivables. SDG&E and SoCalGas record changes in the allowances for credit losses related to Accounts Receivable – Trade in regulatory accounts.

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2022	2021
Sempra:
Allowances for credit losses at January 1	$136	$138
Provisions for expected credit losses	111	96
Write-offs	(57)	(28)
Allowances for credit losses at September 30	$190	$206
SDG&E:
Allowances for credit losses at January 1	$66	$69
Provisions for expected credit losses	51	30
Write-offs	(30)	(16)
Allowances for credit losses at September 30	$87	$83
SoCalGas:
Allowances for credit losses at January 1	$69	$68
Provisions for expected credit losses	58	64
Write-offs	(27)	(12)
Allowances for credit losses at September 30	$100	$120

Allowances for credit losses related to accounts receivable are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	September 30,	December 31,
	2022	2021
Sempra:
Accounts receivable – trade, net	$151	$94
Accounts receivable – other, net	37	39
Other long-term assets	2	3
Total allowances for credit losses	$190	$136
SDG&E:
Accounts receivable – trade, net	$64	$42
Accounts receivable – other, net	22	22
Other long-term assets	1	2
Total allowances for credit losses	$87	$66
SoCalGas:
Accounts receivable – trade, net	$84	$51
Accounts receivable – other, net	15	17
Other long-term assets	1	1
Total allowances for credit losses	$100	$69
As we discuss below in “Transactions with Affiliates,” we had a loan due from an unconsolidated affiliate that was paid in full in July 2022. At December 31, 2021, $1 million of expected credit losses are included in noncurrent Due From Unconsolidated Affiliates on Sempra’s Condensed Consolidated Balance Sheet.
As we discuss below in “Note Receivable,” we have an interest-bearing promissory note due from KKR. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on this note receivable, including compounded interest and unamortized transaction costs, based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At September 30, 2022 and December 31, 2021, $7 million and $8 million, respectively, of expected credit losses are included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheets.
As we discuss in Note 6, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on this off-balance sheet arrangement based on external credit ratings, published default rate studies and the maturity date of the arrangement. At September 30, 2022 and December 31, 2021, $6 million and $7 million, respectively, of expected credit losses are included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheets.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Natural gas	$249	$164	$1	$—	$214	$114
LNG	32	27	—	—	—	—
Materials and supplies	225	198	128	123	79	58
Total	$506	$389	$129	$123	$293	$172

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR. At September 30, 2022 and December 31, 2021, Other Long-Term Assets includes $312 million and $297 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, and at December 31, 2021, Other Current Assets includes $3 million of interest receivable on Sempra’s Condensed Consolidated Balance Sheets.

WILDFIRE FUND
In July 2019, the Wildfire Legislation was signed into law to address certain issues related to catastrophic wildfires in the State of California and their impact on electric IOUs. We discuss the Wildfire Legislation further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
In August 2022, the OEIS approved SDG&E’s 2022 Wildfire Mitigation Plan, which is effective until the OEIS approves a new plan.
SDG&E submitted its request to the OEIS for its annual wildfire safety certification in September 2022. OEIS has until December 2022 to issue the certification or provide written notice explaining why additional time is needed. SDG&E’s existing safety certification remains valid until this pending request is resolved.

CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest at equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized financing costs, comprised of AFUDC and capitalized interest.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sempra	$65	$52	$182	$166
SDG&E	30	24	84	82
SoCalGas	19	18	54	49

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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at September 30, 2022 and December 31, 2021. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,200 million and $1,217 million at September 30, 2022 and December 31, 2021, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Sempra Texas Utilities
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $13,558 million at September 30, 2022 and $12,947 million at December 31, 2021.

Sempra Infrastructure
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $766 million at September 30, 2022 and $514 million at December 31, 2021. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 6.
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
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the development activities related to the construction of the liquefaction facility, which we consider to be the most significant activities of ECA LNG Phase 1 during the construction phase of its natural gas liquefaction export project. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $983 million and $632 million of assets at September 30, 2022 and December 31, 2021, respectively, consisting primarily of PP&E, net, and Accounts Receivable – Other attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $677 million and $455 million of liabilities at September 30, 2022 and December 31, 2021, respectively, consisting primarily of long-term debt, short-term debt and accounts payable attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 7, IEnova and TotalEnergies SE have provided guarantees for 83.4% and 16.6%, respectively, of the loan facility supporting construction of the liquefaction facility.

PENSION AND OTHER POSTRETIREMENT BENEFITS
Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost. The components of net periodic benefit cost, other than the service cost component, are included in the Other (Expense) Income, Net, table below.

NET PERIODIC BENEFIT COST – SEMPRA
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended September 30,
	2022	2021	2022	2021
Service cost	$27	$36	$4	$6
Interest cost	29	28	7	7
Expected return on assets	(46)	(44)	(16)	(14)
Amortization of:
Prior service cost (credit)	3	3	(1)	(1)
Actuarial loss (gain)	8	12	(4)	(3)
Net periodic benefit cost (credit)	21	35	(10)	(5)
Regulatory adjustments	87	73	10	5
Total expense recognized	$108	$108	$—	$—

	Nine months ended September 30,
	2022	2021	2022	2021
Service cost	$110	$109	$17	$17
Interest cost	88	84	21	21
Expected return on assets	(137)	(130)	(48)	(44)
Amortization of:
Prior service cost (credit)	8	8	(2)	(2)
Actuarial loss (gain)	19	34	(11)	(7)
Settlement charges	—	7	—	—
Net periodic benefit cost (credit)	88	112	(23)	(15)
Regulatory adjustments	84	66	23	15
Total expense recognized	$172	$178	$—	$—

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended September 30,
	2022	2021	2022	2021
Service cost	$8	$9	$1	$2
Interest cost	7	6	1	1
Expected return on assets	(13)	(11)	(2)	(2)
Amortization of:
Actuarial loss (gain)	—	1	(1)	(1)
Net periodic benefit cost (credit)	2	5	(1)	—
Regulatory adjustments	24	21	1	—
Total expense recognized	$26	$26	$—	$—

	Nine months ended September 30,
	2022	2021	2022	2021
Service cost	$28	$26	$4	$4
Interest cost	20	18	4	4
Expected return on assets	(35)	(36)	(7)	(7)
Amortization of:
Actuarial loss (gain)	1	2	(2)	(2)
Net periodic benefit cost (credit)	14	10	(1)	(1)
Regulatory adjustments	26	30	1	1
Total expense recognized	$40	$40	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended September 30,
	2022	2021	2022	2021
Service cost	$16	$23	$3	$5
Interest cost	20	19	5	5
Expected return on assets	(30)	(27)	(13)	(12)
Amortization of:
Prior service cost (credit)	2	2	(1)	(1)
Actuarial loss (gain)	6	8	(3)	(2)
Net periodic benefit cost (credit)	14	25	(9)	(5)
Regulatory adjustments	63	52	9	5
Total expense recognized	$77	$77	$—	$—

	Nine months ended September 30,
	2022	2021	2022	2021
Service cost	$72	$73	$13	$13
Interest cost	61	59	16	16
Expected return on assets	(94)	(85)	(40)	(36)
Amortization of:
Prior service cost (credit)	6	6	(2)	(2)
Actuarial loss (gain)	14	27	(9)	(5)
Net periodic benefit cost (credit)	59	80	(22)	(14)
Regulatory adjustments	58	36	22	14
Total expense recognized	$117	$116	$—	$—

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $487 million and $567 million at September 30, 2022 and December 31, 2021, respectively.

SEMPRA EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Earnings (losses) attributable to common shares	$485	$(648)	$1,656	$650

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	314,724	319,144	315,301	309,350
Dilutive effect of stock options and RSUs(2)(3)	1,363	—	1,156	797
Dilutive effect of mandatory convertible preferred stock	—	—	—	707
Weighted-average common shares outstanding for diluted EPS	316,087	319,144	316,457	310,854

EPS:
Basic	$1.54	$(2.03)	$5.25	$2.10
Diluted	$1.53	$(2.03)	$5.23	$2.09
(1)    Includes 401 and 451 fully vested RSUs held in our Deferred Compensation Plan for the three months ended September 30, 2022 and 2021, respectively, and 402 and 453 of such RSUs for the nine months ended September 30, 2022 and 2021, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    In the three months ended September 30, 2021, the total weighted-average number of potentially dilutive stock options and RSUs was 699. However, these securities were not included in the computation of EPS because to do so would have decreased loss per share.
(3)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and nine months ended September 30, 2022 excludes no potentially dilutive shares and 115,376 potentially dilutive shares, respectively, and the computation of diluted EPS for the three months and nine months ended September 30, 2021 excludes 147,840 and 240,654 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
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

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended September 30, 2022 and 2021
Sempra:
Balance at June 30, 2022	$(65)	$(30)	$(72)	$(167)
OCI before reclassifications	—	40	—	40
Amounts reclassified from AOCI	—	5	2	7
Net OCI	—	45	2	47
Balance at September 30, 2022	$(65)	$15	$(70)	$(120)

Balance at June 30, 2021	$(88)	$(265)	$(91)	$(444)
OCI before reclassifications(2)	—	15	(8)	7
Amounts reclassified from AOCI	—	16	3	19
Net OCI(2)	—	31	(5)	26
Balance at September 30, 2021	$(88)	$(234)	$(96)	$(418)
SDG&E:
Balance at June 30, 2022			$(10)	$(10)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance at September 30, 2022			$(9)	$(9)

Balance at June 30, 2021			$(10)	$(10)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance at September 30, 2021			$(9)	$(9)
SoCalGas:
Balance at June 30, 2022		$(12)	$(17)	$(29)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at September 30, 2022		$(12)	$(16)	$(28)

Balance at June 30, 2021		$(13)	$(17)	$(30)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at September 30, 2021		$(13)	$(16)	$(29)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.
(2)    Total AOCI includes $4 of foreign currency translation adjustments and $2 of financial instruments associated with the IEnova cash tender offer, which we discuss below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Nine months ended September 30, 2022 and 2021
Sempra:
Balance at December 31, 2021	$(79)	$(156)	$(83)	$(318)
OCI before reclassifications	4	151	7	162
Amounts reclassified from AOCI(2)	10	20	6	36
Net OCI(2)	14	171	13	198
Balance at September 30, 2022	$(65)	$15	$(70)	$(120)

Balance at December 31, 2020	$(64)	$(331)	$(105)	$(500)
OCI before reclassifications(3)	(24)	52	(3)	25
Amounts reclassified from AOCI	—	45	12	57
Net OCI(3)	(24)	97	9	82
Balance at September 30, 2021	$(88)	$(234)	$(96)	$(418)
SDG&E:
Balance at December 31, 2021			$(10)	$(10)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance at September 30, 2022			$(9)	$(9)

Balance at December 31, 2020			$(10)	$(10)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance at September 30, 2021			$(9)	$(9)
SoCalGas:
Balance at December 31, 2021		$(13)	$(18)	$(31)
Amounts reclassified from AOCI		1	2	3
Net OCI		1	2	3
Balance at September 30, 2022		$(12)	$(16)	$(28)

Balance at December 31, 2020		$(13)	$(18)	$(31)
Amounts reclassified from AOCI		—	2	2
Net OCI		—	2	2
Balance at September 30, 2021		$(13)	$(16)	$(29)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.
(2)    Total AOCI includes $9 of foreign currency translation adjustments associated with sale of NCI to ADIA, which we discuss below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).
(3)    Total AOCI includes $(20) of foreign currency translation adjustments and $(12) of financial instruments associated with the IEnova exchange offer and cash tender offer, which we discuss below in “Other Noncontrolling Interests – Sempra Infrastructure.” These transactions did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended September 30,
	2022	2021
Sempra:
Financial instruments:
Interest rate instruments	$2	$(1)	Interest Expense
Interest rate instruments	1	19	Equity Earnings(1)
Interest rate and foreign exchange instruments	3	5	Other (Expense) Income, Net
Total, before income tax	6	23
	(2)	(7)	Income Tax (Expense) Benefit
Total, net of income tax	4	16
	1	—	Earnings Attributable to Noncontrolling Interests
Total, net of income tax and after NCI	$5	$16

Pension and other postretirement benefits(2):
Amortization of actuarial loss	$2	$3	Other (Expense) Income, Net
Amortization of prior service cost	1	1	Other (Expense) Income, Net
Total, before income tax	3	4
	(1)	(1)	Income Tax (Expense) Benefit
Total, net of income tax	$2	$3

Total reclassifications for the period, net of income tax and after NCI	$7	$19
SDG&E:
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$1	$—	Other Income, Net
Amortization of prior service cost	—	1	Other Income, Net
Total reclassifications for the period, net of income tax	$1	$1
SoCalGas:
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$—	$1	Other Expense, Net
Amortization of prior service cost	1	—	Other Expense, Net
Total reclassifications for the period, net of income tax	$1	$1
(1)    Equity earnings at our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Nine months ended September 30,
	2022	2021
Sempra:
Foreign currency translation adjustments	$1	$—	Operation and Maintenance

Financial instruments:
Interest rate instruments	$1	$—	Interest Expense
Interest rate instruments	28	57	Equity Earnings(1)
Foreign exchange instruments	(2)	1	Revenues: Energy-Related Businesses
	1	—	Other (Expense) Income, Net
Foreign exchange instruments	(1)	1	Equity Earnings(1)
Interest rate and foreign exchange instruments	(1)	—	Interest Expense
	(3)	4	Other (Expense) Income, Net
Total, before income tax	23	63
	(7)	(16)	Income Tax (Expense) Benefit
Total, net of income tax	16	47
	4	(2)	Earnings Attributable to Noncontrolling Interests
Total, net of income tax and after NCI	$20	$45

Pension and other postretirement benefits(2):
Amortization of actuarial loss	$6	$6	Other (Expense) Income, Net
Amortization of prior service cost	3	3	Other (Expense) Income, Net
Settlement charges	—	7	Other (Expense) Income, Net
Total, before income tax	9	16
	(3)	(4)	Income Tax (Expense) Benefit
Total, net of income tax	$6	$12

Total reclassifications for the period, net of income tax and after NCI	$27	$57
SDG&E:
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$1	$—	Other Income, Net
Amortization of prior service cost	—	1	Other Income, Net
Total reclassifications for the period, net of income tax	$1	$1
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$—	Interest Expense

Pension and other postretirement benefits(2):
Amortization of actuarial loss	$1	$1	Other Expense, Net
Amortization of prior service cost	1	1	Other Expense, Net
Total, net of income tax	$2	$2

Total reclassifications for the period, net of income tax	$3	$2
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
Sempra Series B Preferred Stock
As of July 15, 2021, we had converted, pursuant to either early conversions at the election of the holder or the mandatory conversion of all outstanding shares, all 5,750,000 shares of series B preferred stock into 4,256,720 shares of our common stock and a nominal amount of cash in lieu of fractional share interests, based on a conversion rate of 0.7403 shares of our common stock for each issued and outstanding share of series B preferred stock. As a consequence, no shares of series B preferred stock were outstanding after July 15, 2021 and the 5,750,000 shares that were formerly series B preferred stock have returned to the status of authorized and unissued shares of preferred stock.
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

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity held by noncontrolling interests
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Sempra Infrastructure:
SI Partners	30.0%	20.0%	$2,192	$1,384
SI Partners subsidiaries(1)	0.1 - 16.6	0.1 - 16.6	47	34
Total Sempra			$2,239	$1,418
(1)    SI Partners has subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.

Sempra Infrastructure
Sale of NCI in SI Partners to ADIA. On June 1, 2022, Sempra and ADIA consummated the transaction contemplated under a purchase and sale agreement dated December 21, 2021 (the ADIA Purchase Agreement). Pursuant to the ADIA Purchase Agreement, ADIA acquired Class A Units representing a 10% NCI in SI Partners for a purchase price of $1.7 billion. Following the closing of the transaction, Sempra, KKR and ADIA directly or indirectly own 70%, 20%, and 10%, respectively, of the outstanding Class A Units of SI Partners, which excludes the non-voting Sole Risk Interests held only by Sempra. As a result of this sale to ADIA, we recorded a $709 million increase in equity held by NCI and an increase in Sempra’s shareholders’ equity of $710 million, net of $12 million in transaction costs and $300 million in tax impacts. Transaction costs include $10 million paid to ADIA for reimbursement of certain expenses that ADIA incurred in connection with closing the transaction.
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
In September 2021, we acquired 51,014,545 publicly owned shares of IEnova for 4.0 billion Mexican pesos (approximately $202 million in U.S. dollars) in cash upon completion of our tender offer launched in the U.S. and Mexico in August 2021, which increased our ownership interest in IEnova from 96.4% to 99.9%. We acquired these IEnova shares at a price of 78.97 Mexican pesos per share (approximately $3.95 per share in U.S. dollars). In connection with the cash tender offer, we recorded a $188 million decrease in equity held by NCI and a decrease in Sempra’s shareholders’ equity of $14 million, including $1 million in transaction costs.
As a result of the increase in our ownership interest in IEnova, we recorded an increase in Sempra’s shareholders’ equity of $84 million offset by a deferred income tax asset related to the outside basis difference in IEnova’s shares.
Following the exchange offer we completed in May 2021 and the cash tender offer we completed in September 2021, IEnova’s shares were delisted from the Mexican Stock Exchange effective October 15, 2021. In connection with the delisting, we are maintaining a trust for the purpose of purchasing the 1,212,981 IEnova shares that remained publicly owned as of the completion of the cash tender offer for 78.97 Mexican pesos per share, the same price per share that was offered in our cash tender offer. The trust was to be in place through the earlier of April 14, 2022 or the date on which we acquired all the remaining publicly owned IEnova shares. On April 13, 2022, the term of the trust was amended so that it will remain in place until we terminate it, subject to any maximum term under applicable Mexican law. As of October 31, 2022, an aggregate of 861,439 of the remaining publicly owned IEnova shares had been acquired by such trust.
In July 2021, Sempra Infrastructure acquired the remaining 17.5% interest held by NCI in ICM Ventures Holdings B.V. for $7 million.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	September 30, 2022	December 31, 2021
Sempra:
Tax sharing arrangement with Oncor Holdings	$41	$18
Various affiliates	11	5
Total due from unconsolidated affiliates – current	$52	$23

Sempra Infrastructure – IMG – Note due March 15, 2022, net of allowance for credit losses of $1 at December 31, 2021(1)	$—	$637
Total due from unconsolidated affiliates – noncurrent	$—	$637

Sempra Infrastructure(2):
TAG Pipelines Norte, S. de R.L. de C.V.:
5.5% Note due January 9, 2024	$(39)	$(69)
5.5% Note due January 14, 2025	(22)	(21)
5.5% Note due July 16, 2025	(21)	(20)
5.5% Note due January 14, 2026	(18)	—
5.5% Note due July 14, 2026	(11)	—
TAG – 5.74% Note due December 17, 2029	(185)	(177)
Total due to unconsolidated affiliates – noncurrent	$(296)	$(287)
SDG&E:
Sempra	$(64)	$(40)
SoCalGas	(24)	(48)
Various affiliates	(5)	(9)
Total due to unconsolidated affiliates – current	$(93)	$(97)

Income taxes due from Sempra(3)	$37	$19
SoCalGas:
SDG&E	$24	$48
Various affiliates	—	1
Total due from unconsolidated affiliates – current	$24	$49

Sempra	$(42)	$(36)
Total due to unconsolidated affiliates – current	$(42)	$(36)

Income taxes due from Sempra(3)	$9	$6
(1)    At December 31, 2021, represents a Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $691 U.S. dollar-equivalent at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (8.06% at December 31, 2021). At December 31, 2021, $2 of accrued interest receivable is included in Due from Unconsolidated Affiliates – Current. In March 2022, Sempra Infrastructure amended and restated the revolving line of credit to a U.S. dollar-denominated note in the amount of $625 at a variable interest rate based on the adjusted 1-month Secured Overnight Financing Rate plus 180 bps and extended the maturity date to March 15, 2023. In July 2022, this note receivable was paid in full.
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

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sempra:
Revenues	$10	$7	$32	$22
Cost of sales	—	—	—	11
Interest income	2	11	16	38
Interest expense	4	4	12	11
SDG&E:
Revenues	$4	$3	$12	$7
Cost of sales	17	20	67	75
SoCalGas:
Revenues	$24	$24	$73	$72
Cost of sales(1)	(1)	(2)	(5)	1
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provided guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement, which remain outstanding. We discuss these guarantees in Note 6 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER (EXPENSE) INCOME, NET
Other (expense) income, net, consists of the following:

OTHER (EXPENSE) INCOME, NET
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sempra:
Allowance for equity funds used during construction	$35	$31	$104	$103
Investment (losses) gains, net(1)	(13)	—	(60)	28
(Losses) gains on interest rate and foreign exchange instruments, net	(3)	(3)	2	(26)
Foreign currency transaction gains (losses), net(2)	4	(17)	(18)	(10)
Non-service components of net periodic benefit cost	(77)	(66)	(45)	(52)
Interest on regulatory balancing accounts, net	7	2	12	5
Sundry, net	7	(2)	2	4
Total	$(40)	$(55)	$(3)	$52
SDG&E:
Allowance for equity funds used during construction	$22	$18	$64	$63
Non-service components of net periodic benefit cost	(17)	(15)	(8)	(10)
Interest on regulatory balancing accounts, net	5	2	9	5
Sundry, net	2	(1)	3	3
Total	$12	$4	$68	$61
SoCalGas:
Allowance for equity funds used during construction	$14	$13	$40	$36
Non-service components of net periodic benefit cost	(58)	(49)	(32)	(30)
Interest on regulatory balancing accounts, net	2	—	3	—
Sundry, net	(1)	(3)	(16)	(8)
Total	$(43)	$(39)	$(5)	$(2)
(1)    Represents net investment (losses) gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.
(2)    Includes losses of $11 in the nine months ended September 30, 2022 and losses of $18 and $13 in the three months and nine months ended September 30, 2021, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to IMG, which are offset by corresponding amounts included in Equity Earnings on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sempra:
Income tax expense (benefit)	$21	$(342)	$435	$(45)

Income (loss) before income taxes and equity earnings	$165	$(1,365)	$1,194	$(316)
Equity earnings, before income tax(1)	134	137	436	457
Pretax income (loss)	$299	$(1,228)	$1,630	$141

Effective income tax rate	7%	28%	27%	(32)%
SDG&E:
Income tax expense	$35	$90	$141	$168
Income before income taxes	$306	$295	$822	$771
Effective income tax rate	11%	31%	17%	22%
SoCalGas:
Income tax (benefit) expense	$(28)	$(437)	$75	$(335)
(Loss) income before income taxes	$(110)	$(1,563)	$415	$(959)
Effective income tax rate	25%	28%	18%	35%
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
In the nine months ended September 30, 2022, we recognized income tax expense of $120 million for a deferred income tax liability related to outside basis differences in our foreign subsidiaries that we had previously considered to be indefinitely reinvested.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended September 30, 2022
By major service line:
Utilities	$1,383	$1,214	$19	$(29)	$2,587
Energy-related businesses	—	—	532	(13)	519
Revenues from contracts with customers	$1,383	$1,214	$551	$(42)	$3,106

By market:
Gas	$175	$1,214	$379	$(30)	$1,738
Electric	1,208	—	172	(12)	1,368
Revenues from contracts with customers	$1,383	$1,214	$551	$(42)	$3,106

Revenues from contracts with customers	$1,383	$1,214	$551	$(42)	$3,106
Utilities regulatory revenues	186	171	—	—	357
Other revenues	—	—	146	8	154
Total revenues	$1,569	$1,385	$697	$(34)	$3,617

	Nine months ended September 30, 2022
By major service line:
Utilities	$4,134	$4,473	$67	$(85)	$8,589
Energy-related businesses	—	—	1,281	(42)	1,239
Revenues from contracts with customers	$4,134	$4,473	$1,348	$(127)	$9,828

By market:
Gas	$664	$4,473	$948	$(75)	$6,010
Electric	3,470	—	400	(52)	3,818
Revenues from contracts with customers	$4,134	$4,473	$1,348	$(127)	$9,828

Revenues from contracts with customers	$4,134	$4,473	$1,348	$(127)	$9,828
Utilities regulatory revenues	279	406	—	—	685
Other revenues	—	—	462	9	471
Total revenues	$4,413	$4,879	$1,810	$(118)	$10,984

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended September 30, 2021
By major service line:
Utilities	$1,369	$966	$17	$(27)	$2,325
Energy-related businesses	—	—	327	(4)	323
Revenues from contracts with customers	$1,369	$966	$344	$(31)	$2,648

By market:
Gas	$145	$966	$235	$(26)	$1,320
Electric	1,224	—	109	(5)	1,328
Revenues from contracts with customers	$1,369	$966	$344	$(31)	$2,648

Revenues from contracts with customers	$1,369	$966	$344	$(31)	$2,648
Utilities regulatory revenues	95	140	—	—	235
Other revenues	—	—	135	(5)	130
Total revenues	$1,464	$1,106	$479	$(36)	$3,013

	Nine months ended September 30, 2021
By major service line:
Utilities	$3,755	$3,685	$61	$(79)	$7,422
Energy-related businesses	—	—	856	(19)	837
Revenues from contracts with customers	$3,755	$3,685	$917	$(98)	$8,259

By market:
Gas	$580	$3,685	$632	$(74)	$4,823
Electric	3,175	—	285	(24)	3,436
Revenues from contracts with customers	$3,755	$3,685	$917	$(98)	$8,259

Revenues from contracts with customers	$3,755	$3,685	$917	$(98)	$8,259
Utilities regulatory revenues	364	53	—	—	417
Other revenues	—	—	352	(15)	337
Total revenues	$4,119	$3,738	$1,269	$(113)	$9,013
REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, at September 30, 2022, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations at September 30, 2022.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2022 (excluding first nine months of 2022)	$100	$1
2023	384	4
2024	385	4
2025	384	4
2026	382	4
Thereafter	4,525	63
Total revenues to be recognized	$6,160	$80
(1)    Excludes intercompany transactions.

Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the nine months ended September 30, 2022 or 2021. As we discuss in Note 11, Sempra Infrastructure drew against and fully exhausted Gazprom’s letters of credit in April 2022 due to Gazprom’s non-renewal of such letters of credit as required under its LNG storage and regasification agreement. Sempra Infrastructure recorded a contract liability for the funds drawn from the letters of credit as payments received in advance. Gazprom did not pay its invoices from March 2022 through July 2022, so funds drawn from the letters of credit were used to fully offset such nonpayment, which have been reflected as revenue from performance obligations satisfied during the reporting period.

CONTRACT LIABILITIES
(Dollars in millions)
	2022	2021
Sempra:
Contract liabilities at January 1	$(278)	$(207)
Revenue from performance obligations satisfied during reporting period	129	36
Payments received in advance	(105)	(1)
Contract liabilities at September 30(1)	$(254)	$(172)
SDG&E:
Contract liabilities at January 1	$(83)	$(87)
Revenue from performance obligations satisfied during reporting period	3	3
Contract liabilities at September 30(1)	$(80)	$(84)
(1)     Balances at September 30, 2022 include $46 and $4 in Other Current Liabilities and $208 and $76 in Deferred Credits and Other on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets, respectively.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	September 30, 2022	December 31, 2021
Sempra:
Accounts receivable – trade, net(1)	$1,645	$1,886
Accounts receivable – other, net	28	19
Due from unconsolidated affiliates – current(2)	8	2
Other long-term assets(3)	25	70
Total	$1,706	$1,977
SDG&E:
Accounts receivable – trade, net(1)	$792	$715
Accounts receivable – other, net	11	9
Due from unconsolidated affiliates – current(2)	3	2
Other long-term assets(3)	13	25
Total	$819	$751
SoCalGas:
Accounts receivable – trade, net	$710	$1,084
Accounts receivable – other, net	17	10
Other long-term assets(3)	12	45
Total	$739	$1,139
(1)     At September 30, 2022 and December 31, 2021, includes $104 and $24, respectively, of receivables due from customers that were billed on behalf of CCAs, which are not included in revenues.
(2)     Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.
(3)     In connection with the COVID-19 pandemic and at the direction of the CPUC, SDG&E and SoCalGas enrolled residential and small business customers with past-due balances in long-term repayment plans.

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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	September 30, 2022	December 31, 2021

SDG&E:
Fixed-price contracts and other derivatives	$(33)	$(50)
Deferred income taxes recoverable in rates	217	125
Pension and other postretirement benefit plan obligations	(32)	(7)
Removal obligations	(2,175)	(2,251)
Environmental costs	61	62
Sunrise Powerlink fire mitigation	122	122
Regulatory balancing accounts(1)(2)
Commodity – electric	185	77
Gas transportation	45	49
Safety and reliability	93	67
Public purpose programs	(96)	(107)
Wildfire mitigation plan	316	178
Liability insurance premium	100	110
Other balancing accounts	144	207
Other regulatory assets, net(2)	140	119
Total SDG&E	(913)	(1,299)
SoCalGas:
Deferred income taxes recoverable in rates	122	44
Pension and other postretirement benefit plan obligations	(36)	51
Employee benefit costs	31	31
Removal obligations	(606)	(627)
Environmental costs	33	34
Regulatory balancing accounts(1)(2)
Commodity – gas, including transportation	(24)	(146)
Safety and reliability	491	339
Public purpose programs	(197)	(183)
Liability insurance premium	21	16
Other balancing accounts	135	42
Other regulatory assets, net(2)	167	142
Total SoCalGas	137	(257)
Sempra Infrastructure:
Deferred income taxes recoverable in rates	77	77
Total Sempra	$(699)	$(1,479)
(1)    At September 30, 2022 and December 31, 2021, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $541 and $358, respectively, and for SoCalGas was $695 and $410, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.

SEMPRA CALIFORNIA
CPUC GRC
The CPUC uses GRCs to set revenues to allow SDG&E and SoCalGas to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.
In May 2022, SDG&E and SoCalGas filed their 2024 GRC applications requesting CPUC approval of test year revenue requirements for 2024 and attrition year adjustments for 2025 through 2027. SDG&E and SoCalGas requested revenue requirements for 2024 of $3.0 billion and $4.4 billion, respectively. SDG&E and SoCalGas are proposing post-test year revenue requirement changes using various mechanisms that are estimated to result in annual increases of approximately 8% to 11% at SDG&E and approximately 6% to 8% at SoCalGas. In October 2022, the CPUC issued a scoping ruling that set a schedule for the proceeding, including the expected issuance of a proposed decision in the second quarter of 2024. SDG&E and SoCalGas expect the final decision will be effective retroactive to January 1, 2024. SDG&E expects to submit separate requests in its GRC for review and recovery of its wildfire mitigation plan costs in mid-2023 for costs incurred from 2019 through 2022 and in mid-2024 for costs incurred in 2023.
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
In November 2022, the CPUC approved a proposed decision that found there was an extraordinary event, the CCM will be suspended for 2022 and SDG&E’s current authorized cost of capital for 2022 will be preserved.
Proposed Cost of Capital
In April 2022, SDG&E and SoCalGas each filed applications with the CPUC to update their cost of capital, as modified by an update to the cost of their long-term debt submitted in September 2022 (shown in the table below), which would become effective on January 1, 2023 and would remain in effect through December 31, 2025, subject to the CCM if it remains in place as proposed. SDG&E and SoCalGas expect to receive a final decision by the end of 2022.

PROPOSED CPUC COST OF CAPITAL

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
46.00%	4.05%	1.86%	Long-Term Debt	45.60%	4.07%	1.86%
—	—	—	Preferred Equity	0.40	6.00	0.02
54.00	10.55	5.70	Common Equity	54.00	10.75	5.81
100.00%		7.56%		100.00%		7.69%
SOCALGAS
OSCs – Energy Efficiency and Advocacy
In October 2019, the CPUC issued an OSC to determine whether SoCalGas should be sanctioned for violation of certain CPUC code sections and orders relating to energy efficiency (EE) codes and standards advocacy activities, which were undertaken by SoCalGas following a CPUC decision disallowing SoCalGas’ future engagement in advocacy around such EE codes and standards. In March 2022, the CPUC issued a final decision that found that SoCalGas did undertake prohibited EE codes and standards advocacy activities using ratepayer funds. The final decision imposed on SoCalGas a financial penalty of $10 million; customer refunds for certain ratepayer expenditures and shareholder incentives that SoCalGas estimates will be negligible; and a prohibition from recovering from ratepayers costs of proposed codes and standards advocacy activities until SoCalGas demonstrates policies, practices and procedures that adhere to the CPUC’s intent for codes and standards advocacy.
In December 2019, the CPUC issued a second OSC to determine whether SoCalGas is entitled to the EE program’s shareholder incentives for codes and standards advocacy activities in 2016 and 2017 (later expanded to include 2014 and 2015), whether its shareholders should bear the costs of those advocacy activities, and to address whether any other remedies are appropriate. In April 2022, the CPUC issued a final decision that found there were violations of certain legal principles and imposed a financial penalty of $150,000.

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
In the nine months ended September 30, 2022 and 2021, Sempra contributed $256 million and $151 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $255 million and $239 million, respectively, to Sempra. Additionally, in the nine months ended September 30, 2021, Oncor Holdings distributed a $361 million return of investment to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating revenues	$1,438	$1,286	$3,980	$3,572
Operating expenses	(929)	(866)	(2,734)	(2,531)
Income from operations	509	420	1,246	1,041
Interest expense	(115)	(104)	(331)	(308)
Income tax expense	(70)	(54)	(164)	(124)
Net income	315	255	732	587
Noncontrolling interest held by Texas Transmission Investment LLC	(62)	(51)	(146)	(118)
Earnings attributable to Sempra(1)	253	204	586	469
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing arrangement and changes in basis differences in AOCI within the carrying value of our equity method investment.
SEMPRA INFRASTRUCTURE
Cameron LNG JV
In the nine months ended September 30, 2022, Sempra Infrastructure contributed $19 million to Cameron LNG JV. In the nine months ended September 30, 2022 and 2021, Cameron LNG JV distributed to Sempra Infrastructure $388 million and $496 million, respectively, of which $165 million relates to the 2021 distribution from Cameron LNG JV’s SDSRA that we discuss below.
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $21 million at September 30, 2022, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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
Sempra Infrastructure’s $753 million proportionate share of the affiliate loans, based on its 50.2% ownership interest in Cameron LNG JV, was funded by external lenders comprised of a syndicate of eight banks (the bank debt) to whom Sempra has provided a guarantee pursuant to a Support Agreement under which:
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
In exchange for this guarantee, the external lenders will pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure will recognize as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 9). At September 30, 2022, the fair value of the Support Agreement was $16 million, of which $7 million is included in Other Current Assets and $9 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
ESJ
As we discuss in Note 5, in March 2021, Sempra Infrastructure completed the acquisition of the remaining 50% equity interest in ESJ and ESJ became a wholly owned, consolidated subsidiary. Prior to the acquisition date, Sempra Infrastructure owned 50% of ESJ and accounted for its interest as an equity method investment. In the nine months ended September 30, 2021, ESJ distributed a $4 million return of investment to IEnova.
TAG
In the nine months ended September 30, 2022, TAG distributed $32 million to Sempra Infrastructure.

NOTE 7. DEBT AND CREDIT FACILITIES

The principal terms of our debt arrangements are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At September 30, 2022, Sempra had an aggregate capacity of $9.5 billion under seven primary committed lines of credit, which provide liquidity and support commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		September 30, 2022
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Available unused credit
Sempra	May 2024	$3,185	$(161)	$—	$3,024
Sempra	May 2024	1,250	—	—	1,250
SDG&E	May 2024	1,500	—	—	1,500
SoCalGas	May 2024	750	(427)	—	323
SI Partners	November 2024	1,000	—	—	1,000
IEnova	September 2023	350	—	(295)	55
IEnova	February 2024	1,500	—	—	1,500
Total		$9,535	$(588)	$(295)	$8,652
In October 2022, Sempra, SDG&E and SoCalGas each entered into a separate five-year credit facility all expiring in October 2027. The credit facilities permit borrowings of up to $4.0 billion by Sempra, $1.5 billion by SDG&E and $1.2 billion by SoCalGas. The credit facilities replace Sempra’s $3.19 billion credit facility and $1.25 billion credit facility, SDG&E’s $1.5 billion credit facility and SoCalGas’ $750 million credit facility, which were set to expire in 2024. The principal terms of these primary committed lines of credit include the following:
▪Each facility has a syndicate of 23 lenders. No single lender has greater than a 6% share in any facility.
▪Sempra’s, SDG&E’s and SoCalGas’ facilities provide for the issuance of $200 million, $100 million and $150 million, respectively, of letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra, SDG&E and SoCalGas each has the right to increase its letter of credit commitment to up to $500 million, $250 million and $250 million, respectively.
▪Borrowings bear interest at a benchmark rate plus a margin that varies with the borrower’s credit rating.
▪Each borrower must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At September 30, 2022, each entity was in compliance with this ratio under its respective credit facility.
SI Partners must maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in its credit facility) of no more than 5.25 to 1.00 as of the end of each quarter. At September 30, 2022, SI Partners was in compliance with this ratio.
Uncommitted Lines of Credit
In addition to our committed lines of credit, Sempra Infrastructure’s foreign operations in Mexico have uncommitted lines of credit with an aggregate capacity of $320 million at September 30, 2022, which are generally used for working capital requirements. We reflect amounts outstanding under these uncommitted lines of credit before reductions of any unamortized discounts.

FOREIGN UNCOMMITTED LINES OF CREDIT
(Dollars and U.S. dollar equivalent in millions)
			September 30, 2022
Borrower	Expiration date of facility	Borrowing denomination	Total facility	Amounts outstanding	Available unused credit
ECA LNG Phase 1(1)	August 2023	U.S. dollars or Mexican pesos	$200	$(17)	$183
IEnova(2)	October 2023	U.S. dollars	100	(50)	50
IEnova	October 2023	U.S. dollars or Mexican pesos	20	—	20
Total			$320	$(67)	$253
(1)    In March 2022, the facility was amended to increase the borrowing capacity from $100 to $200.
(2)    Advances are due in full within 180 days of the disbursement date, which may be extended in increments of 180 days provided that no advance may have a maturity date that falls more than three years after the date of disbursement.
Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At September 30, 2022, we had $623 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT
(Dollars in millions)
		September 30, 2022
	Expiration date range	Uncommitted letters of credit outstanding
SDG&E	January 2023 to May 2023	$15
SoCalGas	November 2022 to October 2023	20
Sempra Infrastructure	October 2022 to October 2043	402
Parent and other	November 2022 to November 2023	186
Total		$623
Term Loan
In July 2022, SoCalGas entered into an $800 million, 364-day term loan agreement with a maturity date of July 6, 2023. In August 2022, SoCalGas borrowed $800 million, net of negligible debt issuance costs, under the term loan agreement. The borrowing bears interest at benchmark rates plus 70 bps and is due in full upon maturity. SoCalGas used the proceeds for payment of a portion of the costs relating to litigation pertaining to the Leak.
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	September 30, 2022	December 31, 2021
Sempra	3.69%	0.60%
SDG&E	—	0.65
SoCalGas	3.53	0.21
LONG-TERM DEBT
Sempra
In March 2022, we issued $750 million aggregate principal amount of 3.30% senior unsecured notes due in full upon maturity on April 1, 2025 and received proceeds of $745 million (net of debt discount, underwriting discounts and debt issuance costs of $5 million), and $500 million of 3.70% senior unsecured notes due in full upon maturity on April 1, 2029 and received proceeds of $494 million (net of debt discount, underwriting discounts and debt issuance costs of $6 million). Each series of the notes is redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. We used the net proceeds for general corporate purposes and repayment of commercial paper.

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
In March 2022, SDG&E issued $500 million aggregate principal amount of 3.00% first mortgage bonds due in full upon maturity on March 15, 2032 and received proceeds of $494 million (net of debt discount, underwriting discounts and debt issuance costs of $6 million), and $500 million aggregate principal amount of 3.70% first mortgage bonds due in full upon maturity on March 15, 2052 and received proceeds of $492 million (net of debt discount, underwriting discounts and debt issuance costs of $8 million). Each of the first mortgage bonds are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SDG&E used the net proceeds for repayment of commercial paper and its 364-day term loan and for capital expenditures and other general corporate purposes.
SoCalGas
In March 2022, SoCalGas issued $700 million aggregate principal amount of 2.95% senior unsecured notes due in full upon maturity on April 15, 2027 and received proceeds of $691 million (net of debt discount, underwriting discounts and debt issuance costs of $9 million). The notes are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SoCalGas used the net proceeds for repayment of commercial paper and general corporate purposes.
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
ECA LNG Phase 1
In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement with a syndicate of nine external lenders for an aggregate principal amount of up to $1.5 billion. Sempra, IEnova and TotalEnergies SE provided guarantees for repayment of the loans plus accrued and unpaid interest based on their proportionate ownership interest in ECA LNG Phase 1 of 41.7%, 41.7% and 16.6%, respectively. In July 2022, ECA LNG Phase 1 replaced Sempra with IEnova as the guarantor and replaced two of the nine external lenders and their combined principal commitment of $203 million (of which $64 million was outstanding and repaid) with a shareholder loan from IEnova, thereby reducing the syndicate to seven external lenders and reducing the aggregate principal amount of borrowing capacity from external lenders to $1.3 billion. At September 30, 2022 and December 31, 2021, $455 million and $341 million, respectively, of borrowings from external lenders were outstanding under the loan agreement, with a weighted-average interest rate of 6.54% and 2.93%, respectively.
IEnova Pipelines
In September 2022, Sempra Infrastructure used proceeds from borrowings against IEnova’s committed and uncommitted lines of credit to fully repay $141 million of outstanding principal plus accrued and unpaid interest on the IEnova Pipelines variable-rate loans prior to scheduled maturity dates through 2026, and recognized approximately $2 million ($1 million after tax and NCI) in charges associated with the write-off of acquisition-related fair value adjustments offset by a hedge termination benefit.

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
ENERGY DERIVATIVES
Our market risk is primarily related to natural gas and electricity price volatility and the specific physical locations where we transact. We use energy derivatives to manage these risks. The use of energy derivatives in our various businesses depends on the particular energy market, and the operating and regulatory environments applicable to the business, as follows:
▪SDG&E and SoCalGas use natural gas derivatives and SDG&E uses electricity derivatives, for the benefit of customers, with the objective of managing price risk and basis risk, and stabilizing and lowering natural gas and electricity costs. These derivatives include fixed-price natural gas and electricity positions, options, and basis risk instruments, which are either exchange-traded or over-the-counter financial instruments, or bilateral physical transactions. This activity is governed by risk management and transacting activity plans that have been filed with and approved by the CPUC. Natural gas and electricity derivative activities are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Condensed Consolidated Statements of Operations are reflected in Cost of Natural Gas or in Cost of Electric Fuel and Purchased Power.
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
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	September 30, 2022	December 31, 2021
Sempra:
Natural gas	MMBtu	222	184
Electricity	MWh	—	1
Congestion revenue rights	MWh	47	45
SDG&E:
Natural gas	MMBtu	13	7
Electricity	MWh	—	1
Congestion revenue rights	MWh	47	45
SoCalGas:
Natural gas	MMBtu	196	201
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
The following table presents the net notional amounts of our interest rate derivatives, excluding those in our equity method investments.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	September 30, 2022		December 31, 2021
	Notional debt	Maturities	Notional debt	Maturities
Sempra:
Cash flow hedges	$297	2022-2034	$462	2022-2034
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
The following table presents the net notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	September 30, 2022		December 31, 2021
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cross-currency swaps	$306	2022-2023	$306	2022-2023
Other foreign currency derivatives	135	2022-2024	106	2022-2023
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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2022
	Other current assets	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$5	$38	$—	$—
Foreign exchange instruments	—	1	(2)	—
Interest rate and foreign exchange instruments	—	—	(117)	—
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	200	103	(202)	(102)
Associated offsetting commodity contracts	(190)	(41)	190	41
Commodity contracts subject to rate recovery	31	25	(20)	(8)
Associated offsetting commodity contracts	(3)	(3)	3	3
Net amounts presented on the balance sheet	43	123	(148)	(66)
Additional cash collateral for commodity contracts not subject to rate recovery	80	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	39	—	—	—
Total(1)	$162	$123	$(148)	$(66)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$30	$25	$(3)	$(7)
Associated offsetting commodity contracts	(3)	(3)	3	3
Net amounts presented on the balance sheet	27	22	—	(4)
Additional cash collateral for commodity contracts subject to rate recovery	37	—	—	—
Total(1)	$64	$22	$—	$(4)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$1	$—	$(17)	$(1)
Net amounts presented on the balance sheet	1	—	(17)	(1)
Additional cash collateral for commodity contracts subject to rate recovery	2	—	—	—
Total	$3	$—	$(17)	$(1)
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

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax (loss) gain reclassified from AOCI into earnings
	Three months ended September 30,			Three months ended September 30,
	2022	2021	Location	2022	2021
Sempra:
Interest rate instruments	$4	$7	Interest Expense	$(2)	$1
Interest rate instruments	68	3	Equity Earnings(1)	(1)	(19)
Foreign exchange instruments	2	5	Revenues: Energy- Related Businesses	—	—
Foreign exchange instruments	1	3	Equity Earnings(1)	—	—
Interest rate and foreign exchange instruments	—	(3)	Other (Expense) Income, Net	(3)	(5)
Total	$75	$15		$(6)	$(23)

	Nine months ended September 30,			Nine months ended September 30,
	2022	2021	Location	2022	2021
Sempra:
Interest rate instruments	$39	$27	Interest Expense	$(1)	$—
Interest rate instruments	212	54	Equity Earnings(1)	(28)	(57)
Foreign exchange instruments	(1)	7	Revenues: Energy- Related Businesses	2	(1)
			Other (Expense) Income, Net	(1)	—
Foreign exchange instruments	(1)	5	Equity Earnings(1)	1	(1)
Interest rate and foreign exchange instruments	13	(2)	Interest Expense	1	—
			Other (Expense) Income, Net	3	(4)
Total	$262	$91		$(23)	$(63)
SoCalGas:
Interest rate instruments	$—	$—	Interest Expense	$(1)	$—
(1)    Equity earnings at our foreign equity method investees are recognized after tax.

For Sempra, we expect that net gains before NCI of $24 million, which are net of income tax expense, that are currently recorded in AOCI (with net gains of $16 million attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at September 30, 2022 is approximately 12 years for Sempra. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 17 years.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings
		Three months ended September 30,		Nine months ended September 30,
	Location	2022	2021	2022	2021
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$(227)	$(154)	$(455)	$(344)
Commodity contracts subject to rate recovery	Cost of Natural Gas	(11)	(26)	(15)	(24)
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	16	8	10	51
Foreign exchange instruments	Other (Expense) Income, Net	—	2	—	(22)
Total		$(222)	$(170)	$(460)	$(339)
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$16	$8	$10	$51
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(11)	$(26)	$(15)	$(24)
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
For Sempra, the total fair value of this group of derivative instruments in a liability position at September 30, 2022 and December 31, 2021 was $22 million and $88 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at September 30, 2022 and December 31, 2021 was $18 million and $36 million, respectively. SDG&E did not have this group of derivative instruments in a liability position at September 30, 2022 or December 31, 2021. At September 30, 2022, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $22 million and $18 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2022 and December 31, 2021. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair-valued assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2021.
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

RECURRING FAIR VALUE MEASURES – SEMPRA
(Dollars in millions)
	Fair value at September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$16	$1	$—	$17
Equity securities	265	4	—	269
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	21	13	—	34
Municipal bonds	—	273	—	273
Other securities	—	226	—	226
Total debt securities	21	512	—	533
Total nuclear decommissioning trusts(1)	302	517	—	819
Short-term investments held in Rabbi Trust	51	—	—	51
Interest rate instruments	—	43	—	43
Foreign exchange instruments	—	1	—	1
Commodity contracts not subject to rate recovery	—	72	—	72
Effect of netting and allocation of collateral(2)	80	—	—	80
Commodity contracts subject to rate recovery	16	1	33	50
Effect of netting and allocation of collateral(2)	33	—	6	39
Support Agreement, net of related guarantee fees	—	—	16	16
Total	$482	$634	$55	$1,171
Liabilities:
Foreign exchange instruments	$—	$2	$—	$2
Interest rate and foreign exchange instruments	—	117	—	117
Commodity contracts not subject to rate recovery	—	73	—	73
Commodity contracts subject to rate recovery	4	18	—	22
Total	$4	$210	$—	$214
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

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$16	$1	$—	$17
Equity securities	265	4	—	269
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	21	13	—	34
Municipal bonds	—	273	—	273
Other securities	—	226	—	226
Total debt securities	21	512	—	533
Total nuclear decommissioning trusts(1)	302	517	—	819
Commodity contracts subject to rate recovery	16	—	33	49
Effect of netting and allocation of collateral(2)	31	—	6	37
Total	$349	$517	$39	$905

Liabilities:
Commodity contracts subject to rate recovery	$4	$—	$—	$4
Total	$4	$—	$—	$4

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$13	$(10)	$—	$3
Equity securities	358	6	—	364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	48	8	—	56
Municipal bonds	—	321	—	321
Other securities	—	260	—	260
Total debt securities	48	589	—	637
Total nuclear decommissioning trusts(1)	419	585	—	1,004
Commodity contracts subject to rate recovery	12	—	69	81
Effect of netting and allocation of collateral(2)	22	—	6	28
Total	$453	$585	$75	$1,113

Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$15	$15
Total	$—	$—	$15	$15
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Effect of netting and allocation of collateral(1)	2	—	—	2
Total	$2	$1	$—	$3

Liabilities:
Commodity contracts subject to rate recovery	$—	$18	$—	$18
Total	$—	$18	$—	$18

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Effect of netting and allocation of collateral(1)	9	9	—	18
Total	$9	$10	$—	$19

Liabilities:
Commodity contracts subject to rate recovery	$—	$35	$—	$35
Total	$—	$35	$—	$35
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended September 30,
	2022	2021
Balance at July 1	$33	$80
Realized and unrealized losses	(35)	(35)
Allocated transmission instruments	2	1
Settlements	33	26
Balance at September 30	$33	$72
Change in unrealized gains relating to instruments still held at September 30	$3	$9

	Nine months ended September 30,
	2022	2021
Balance at January 1	$54	$69
Realized and unrealized losses	(58)	(29)
Allocated transmission instruments	(4)	(1)
Settlements	41	33
Balance at September 30	$33	$72
Change in unrealized (losses) gains relating to instruments still held at September 30	$(15)	$5
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

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2022	$26.75	to	$127.20	$68.50
2021	24.05	to	130.40	57.36
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended September 30,
	2022	2021
Balance at July 1	$16	$4
Realized and unrealized gains(1)	2	3
Settlements	(2)	(2)
Balance at September 30(2)	$16	$5
Change in unrealized gains relating to instruments still held at September 30	$2	$3

	Nine months ended September 30,
	2022	2021
Balance at January 1	$7	$3
Realized and unrealized gains(1)	16	8
Settlements	(7)	(6)
Balance at September 30(2)	$16	$5
Change in unrealized gains relating to instruments still held at September 30	$15	$7
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $7 in Other Current Assets and $9 in Other Long-term Assets at September 30, 2022 on Sempra’s Condensed Consolidated Balance Sheet.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	September 30, 2022
Sempra:
Long-term note receivable(1)	$314	$—	$—	$279	$279
Long-term amounts due to unconsolidated affiliates	296	—	251	—	251
Total long-term debt(2)	23,790	—	20,288	—	20,288
SDG&E:
Total long-term debt(3)	$7,800	$—	$6,577	$—	$6,577
SoCalGas:
Total long-term debt(4)	$5,459	$—	$4,789	$—	$4,789

	December 31, 2021
Sempra:
Long-term note receivable(1)	$300	$—	$—	$327	$327
Long-term amounts due from unconsolidated affiliates(5)	640	—	642	—	642
Long-term amounts due to unconsolidated affiliates	287	—	295	—	295
Total long-term debt(2)	20,099	—	22,126	—	22,126
SDG&E:
Total long-term debt(3)	$6,417	$—	$7,236	$—	$7,236
SoCalGas:
Total long-term debt(4)	$4,759	$—	$5,367	$—	$5,367
(1)    Before allowances for credit losses of $7 and $8 at September 30, 2022 and December 31, 2021, respectively. Excludes unamortized transaction costs of $5 at September 30, 2022 and December 31, 2021.
(2)    Before reductions of unamortized discount and debt issuance costs of $287 and $260 at September 30, 2022 and December 31, 2021, respectively, and excluding finance lease obligations of $1,332 and $1,335 at September 30, 2022 and December 31, 2021, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $72 and $61 at September 30, 2022 and December 31, 2021, respectively, and excluding finance lease obligations of $1,260 and $1,274 at September 30, 2022 and December 31, 2021, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $41 and $36 at September 30, 2022 and December 31, 2021, respectively, and excluding finance lease obligations of $72 and $61 at September 30, 2022 and December 31, 2021, respectively.
(5)    Before allowances for credit losses of $1 at December 31, 2021. Includes $2 of accrued interest receivable at December 31, 2021 in Due From Unconsolidated Affiliates – Current.

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
The Samuel Lawrence Foundation filed a writ petition under the California Coastal Act in LA Superior Court in December 2019 seeking to invalidate the coastal development permit and to obtain injunctive relief to stop decommissioning work. The petition was denied in September 2021. In December 2021, the Samuel Lawrence Foundation filed a notice of appeal. In August 2022, the court dismissed the case based on the Samuel Lawrence Foundation’s request for dismissal, which finally resolves the writ petition. Decommissioning work was not interrupted as a result of this writ petition.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	September 30, 2022
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$34	$2	$(2)	$34
Municipal bonds(2)	294	—	(21)	273
Other securities(3)	253	1	(28)	226
Total debt securities	581	3	(51)	533
Equity securities	110	172	(13)	269
Short-term investments, primarily cash equivalents	17	—	—	17
Receivables (payables), net	(3)	—	—	(3)
Total	$705	$175	$(64)	$816

	December 31, 2021
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$56	$—	$—	$56
Municipal bonds	309	13	(1)	321
Other securities	255	7	(2)	260
Total debt securities	620	20	(3)	637
Equity securities	104	262	(2)	364
Short-term investments, primarily cash equivalents	3	—	—	3
Receivables (payables), net	8	—	—	8
Total	$735	$282	$(5)	$1,012
(1)    Maturity dates are 2023-2053.
(2)    Maturity dates are 2022-2056.
(3)    Maturity dates are 2022-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Proceeds from sales	$133	$187	$530	$729
Gross realized gains	2	9	16	48
Gross realized losses	(3)	(1)	(14)	(4)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
SDG&E’s ARO related to decommissioning costs for SONGS Units 1, 2 and 3 was $550 million at September 30, 2022 and is based on a cost study prepared in 2020 that is pending CPUC approval, which SDG&E expects to receive in 2023.

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
At September 30, 2022, loss contingency accruals for legal matters, including associated legal fees and regulatory matters related to the Leak, that are probable and estimable were $245 million for Sempra, including $171 million for SoCalGas. Amounts for Sempra and SoCalGas include $145 million for matters related to the Leak, which we discuss below.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County.
Litigation – Resolved. In September 2021, SoCalGas and Sempra entered into an agreement with counsel to resolve approximately 390 lawsuits including approximately 36,000 plaintiffs (the Individual Plaintiffs) pending against SoCalGas and Sempra related to the Leak (the Individual Plaintiff Litigation) for a payment of up to $1.8 billion.
These cases were coordinated before a single court in the LA Superior Court for pretrial management under a Third Amended Consolidated Master Case Complaint for Individual Actions filed in November 2017. The consolidated complaint asserts causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment, loss of consortium and wrongful death against SoCalGas and Sempra (the Individual Plaintiff Litigation). The complaint also asserted violations of Proposition 65, which were resolved in January 2022. The consolidated complaint seeks compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, injunctive relief, costs of future medical monitoring, civil penalties, and attorneys’ fees.
The agreement governing the settlement of the Individual Plaintiff Litigation requires each plaintiff who agrees to participate in the settlement to release all such plaintiff’s claims against SoCalGas, Sempra and their respective affiliates related to the Leak and the Individual Plaintiff Litigation. As of October 31, 2022, over 99% of the Individual Plaintiffs had agreed to participate and submitted valid releases, and SoCalGas had paid $1.79 billion under the agreement. As of October 31, 2022, SoCalGas and Sempra had either not received or not accepted as valid releases from approximately 345 Individual Plaintiffs, approximately 86% of whom had not been located or had failed to respond, according to plaintiffs’ counsel. The Individual Plaintiffs who do not participate in the settlement (the Remaining Individual Plaintiffs) will be able to continue to pursue their claims.
In September 2021, SoCalGas and Sempra entered into an agreement to settle a class action on behalf of persons and businesses who owned or leased real property within a five-mile radius of the well where the Leak occurred for a total amount of $40 million. In April 2022, the LA Superior Court gave final approval of the settlement.
In October 2018 and October 2020, complaints on behalf of five property developers (the Developer Plaintiffs) were filed against SoCalGas and Sempra in connection with the Leak. The complaints alleged causes of action for strict liability, negligence per se, negligence, negligent interference, continuing nuisance, permanent nuisance, inverse condemnation and violation of the California

Unfair Competition Law and California Public Utilities Code section 2106, and sought compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees. In January 2022 and March 2022, SoCalGas and Sempra settled the claims of four of the Developer Plaintiffs and their claims were dismissed. In August 2022, SoCalGas and Sempra settled the claims of the fifth Developer Plaintiff and its claims were dismissed.
Litigation – Unresolved. Four shareholder derivative actions were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra and/or SoCalGas. Three of the four actions were joined in an Amended Consolidated Shareholder Derivative Complaint filed in the coordinated proceeding in the LA Superior Court, which was dismissed with prejudice in January 2021. The plaintiffs have appealed this dismissal. In the remaining fourth action, the plaintiffs filed an amended complaint in the coordinated proceeding in June 2022.
In addition, the Remaining Individual Plaintiffs referred to above will be able to continue to pursue their claims.
Regulatory Proceedings – Subject to Agreements to Resolve. In June 2019, the CPUC opened an OII (the Leak OII) to investigate and consider, among other things, whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties, if any, should be imposed for any violations, unreasonable or imprudent practices or failure to cooperate sufficiently with SED, as well as to determine the amount of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs, which could result in little or no recovery of such costs by SoCalGas. In October 2022, SoCalGas executed a settlement agreement with SED and the Public Advocates Office at the CPUC to resolve all aspects of the Leak OII. The settlement agreement provides for financial penalties, certain costs that SoCalGas will reimburse, a violation of California Public Utilities Code section 451, and costs previously incurred by SoCalGas for which it will not seek recovery from ratepayers, among other provisions. The settlement agreement was filed with and is subject to approval by the CPUC.
Regulatory Proceedings – Unresolved. In February 2017, the CPUC opened a proceeding pursuant to the SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, but excluding issues with respect to air quality, public health, causation, culpability or cost responsibility regarding the Leak. The first phase of the proceeding established a framework for the hydraulic, production cost and economic modeling assumptions for the potential reduction in usage or elimination of the Aliso Canyon natural gas storage facility, as well as evaluating the impacts of reducing or eliminating the Aliso Canyon natural gas storage facility using the established framework and models. The next phase of the proceeding included engaging a consultant to analyze alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated in either the 2027 or 2035 timeframe, and to address potential implementation of alternatives to the Aliso Canyon natural gas storage facility if the CPUC determines that the Aliso Canyon natural gas storage facility should be permanently closed. The CPUC also added all California IOUs as parties to the proceeding and encouraged all load serving entities in the Los Angeles Basin to join the proceeding.
In November 2021, the CPUC issued a decision on the interim range of gas inventory levels at the Aliso Canyon natural gas storage facility, setting an interim range of gas inventory levels of up to 41.16 Bcf. The CPUC may issue future changes to this interim range of authorized gas inventory levels before issuing a final inventory determination within the SB 380 OII proceeding.
At September 30, 2022, the Aliso Canyon natural gas storage facility had a net book value of $923 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, incur materially higher than expected operating costs and/or be required to make material additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized.
Cost Estimate, Insurance and Accounting and Other Impacts. SoCalGas has incurred significant costs related to the Leak, primarily to defend against and settle civil and criminal litigation and regulatory proceedings arising from the Leak; for temporary relocation of community residents; to control the well and stop the Leak; to mitigate the natural gas released; to purchase natural gas to replace what was lost through the Leak; to pay the costs of the government-ordered response to the Leak, including the costs for a root cause analysis; to respond to various government and agency investigations regarding the Leak; and to comply with increased regulation imposed as a result of the Leak. At September 30, 2022, SoCalGas estimates these costs related to the Leak are $3,485 million (the cost estimate), including $1,279 million of costs recoverable from insurance of which $1,269 million of insurance proceeds had been received by SoCalGas through September 30, 2022. Other than insurance for directors’ and officers’ liability, we have exhausted all of our available insurance for this matter. At September 30, 2022, $10 million is recorded as Insurance Receivable for Aliso Canyon Costs, $145 million of the cost estimate is accrued in Reserve for Aliso Canyon Costs and $4 million of the cost estimate is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets.

SoCalGas recorded total charges of $122 million ($101 million after tax) and $259 million ($199 million after tax) in the three months and nine months ended September 30, 2022, respectively, and $1.57 billion ($1.13 billion after tax) in the three months and nine months ended September 30, 2021 in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Condensed Consolidated Statements of Operations related to the litigation and regulatory proceedings that we describe above. These charges are included in the cost estimate.
Except for the amounts paid or estimated to settle certain legal and regulatory matters as described above, the cost estimate does not include any amounts necessary to resolve the matters that we describe above in “Litigation – Unresolved” and “Regulatory Proceedings – Unresolved,” threatened litigation, other potential litigation or other costs, in each case to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs for damages, restitution, civil or administrative fines or penalties, defense, settlement or other costs or remedies that may be imposed or incurred. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. The costs or losses not included in the cost estimate could be significant.
An adverse outcome with respect to (i) any lawsuits by the Remaining Individual Plaintiffs, (ii) the unresolved shareholder derivative actions, (iii) threatened or other potential litigation related to the Leak, (iv) the Leak OII if approval of the negotiated settlement is not subsequently obtained, or (v) the unresolved proceeding pursuant to the SB 380 OII, could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
Land Disputes – Unresolved. Sempra Infrastructure has been engaged in a long-running land dispute relating to property adjacent to its ECA Regas Facility that allegedly overlaps with land owned by the ECA Regas Facility (the facility, however, is not situated on the land that is the subject of this dispute), as follows:
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
In addition, four cases involving two adjacent areas of real property on which part of the ECA Regas Facility is situated, each brought by a single plaintiff or her descendants, remain pending against the facility, as follows:
▪The first disputed area is subject to a claim in the federal Agrarian Court that has been ongoing since 2006, in which the plaintiff seeks to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The proceeding, which seeks an order that SEDATU annul the ECA Regas Facility’s competing property title, was initiated in 2006 and, in July 2021, a decision was issued in favor of the ECA Regas Facility. The plaintiff appealed, and in February 2022, the appellate court confirmed the ruling in favor of the ECA Regas Facility and dismissed the appeal. The plaintiff filed a federal appeal against the appellate court ruling. A ruling from the Federal Collegiate Circuit Court is pending.
▪The second disputed area is a parcel adjacent to the ECA Regas Facility that allegedly overlaps with land on which the ECA Regas Facility is situated, which is subject to a claim in the federal Agrarian Court and two claims in Mexican civil courts. The ECA Regas Facility first bought the property from the federal government in 2003; however, to resolve an ownership controversy, in 2008, the ECA Regas Facility reached a financial settlement with the plaintiff to eliminate an adverse claim to its title. Nevertheless, the plaintiff sued in 2013 for the nullity of both titles. The Agrarian Court ruled in favor of the plaintiff in May 2021, nullifying the first property title. Sempra Infrastructure appealed the ruling in July 2021. In May 2022, Sempra Infrastructure won the appeal and the plaintiff’s claims were dismissed. The ECA Regas Facility continues to hold the second property title to the land. The two civil court proceedings, which seek to invalidate the contract by which the ECA Regas Facility purchased for the second time the applicable parcel of land on which the ECA Regas Facility is situated on the grounds that the purchase price was allegedly unfair, are progressing at different stages. In the first civil case, initiated in 2013, the court ruled in favor of the ECA Regas Facility, and the final decision was affirmed on a federal appeal. The descendants of the same plaintiff filed the second civil case in 2019, which was dismissed by the court. However, the dismissal has been appealed, which is pending the appellate court’s ruling. In April 2022, the ECA Regas Facility entered into a settlement agreement with the plaintiff, whereby the plaintiff has agreed to recognize the ECA Regas Facility as the sole owner of the property and waive any current or future rights over the property, or any other properties related to the ECA Regas Facility. The settlement agreement in the first civil case has been approved by the court and the settlement agreement in the second civil case is pending court approval.
Environmental and Social Impact Permits – Unresolved. Several administrative challenges are pending before Mexico’s Secretariat of Environment and Natural Resources (the Mexican environmental protection agency) and Federal Tax and Administrative Courts, seeking revocation of the environmental impact authorization issued to the ECA Regas Facility in 2003. These cases generally allege that the conditions and mitigation measures in the environmental impact authorization are inadequate and challenge findings that the activities of the terminal are consistent with regional development guidelines.
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
▪In the second case, the initial request for a provisional injunction was denied. That decision was reversed on appeal in January 2020, resulting in the issuance of a new injunction against the permits that were issued by ASEA and SENER. This injunction has uncertain application absent clarification by the court. The claimants petitioned the court to rule that construction of natural gas liquefaction facilities violated the injunction, and in February 2022, the court ruled in favor of the ECA Regas Facility, holding that the natural gas liquefaction activities did not violate the injunction. The claimants have appealed this ruling.
▪In the third case, a group of residents filed a complaint in June 2021 against various federal and state authorities alleging deficiencies in the public consultation process for the issuance of the permits. The request for an initial injunction was denied and the claimants have appealed, which is pending the appellate court’s ruling.
Customer Dispute – Resolved. In May 2020, the two third-party capacity customers at the ECA Regas Facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by Sempra Infrastructure and a force majeure event. In July 2020, Shell Mexico submitted a request for arbitration of the dispute, and Gazprom joined the proceeding, and a hearing was held in October 2021. The International Court of Arbitration issued a final, non-appealable decision in April 2022 in favor of Sempra Infrastructure dismissing all claims and confirming the contracts remain in force. In August 2022, the International Court of Arbitration issued an additional decision dismissing a request by Shell Mexico and Gazprom to consider additional arguments.
Citing the alleged breach, Shell Mexico stopped making payments under its LNG storage and regasification agreement. Due to nonpayment, Sempra Infrastructure drew against Shell Mexico’s letters of credit provided as payment security until they were fully exhausted in March 2022. In September 2022, Shell Mexico paid its invoices from March 2022 through August 2022, bringing its account to current, resumed paying invoices as they come due, and renewed its letters of credit. Although Gazprom had previously been making regular monthly payments under its LNG storage and regasification agreement, Sempra Infrastructure drew against and fully exhausted Gazprom’s letters of credit in April 2022 due to Gazprom’s non-renewal of such letters of credit as required under the agreement. Gazprom did not pay its invoices from March 2022 through July 2022, so funds drawn from the letters of credit were used to fully offset such nonpayment. In September 2022, Gazprom paid its August 2022 invoice, bringing its account to current, and resumed paying invoices as they come due. Subsequent invoices, if not paid by Gazprom, will be offset by funds drawn from the letters of credit.
In addition to the arbitration proceeding, Shell Mexico also filed constitutional claims against the CRE’s approval of the general terms and conditions for service at the facility and against the issuance of the liquefaction permit. Shell Mexico’s request for an injunction against the general terms and conditions was denied, and the ruling was upheld on appeal. The request for an injunction against the liquefaction permit was denied, and the decision was vacated and remanded on appeal to the First District Court in Administrative Matters, which again denied the injunction. The case on the injunction request was then heard again by the appellate court and was denied, making the decision final.

Sonora Pipeline
Guaymas-El Oro Segment – Unresolved. Sempra Infrastructure’s Sonora natural gas pipeline consists of two segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. In 2015, the Yaqui tribe, with the exception of some members living in the Bácum community, granted its consent and a right-of-way easement agreement for the construction of the Guaymas-El Oro segment of the Sonora natural gas pipeline that crosses its territory. Representatives of the Bácum community filed a legal challenge in Mexican federal court demanding the right to withhold consent for the project, the stoppage of work in the Yaqui territory and damages. In 2016, the judge granted a suspension order that prohibited the construction of such segment through the Bácum community territory. Because the pipeline does not pass through the Bácum community, Sempra Infrastructure did not believe the 2016 suspension order prohibited construction in the remainder of the Yaqui territory. Construction of the Guaymas-El Oro segment was completed, and commercial operations began in May 2017.
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
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the arbitration process ended when Sempra Infrastructure and the CFE reached an agreement to restart natural gas transportation service on the earlier of completion of repair of the damaged pipeline or January 15, 2020, and to modify the tariff structure and extend the term of the contract by 10 years. Subsequently, Sempra Infrastructure and the CFE agreed to extend the service start date multiple times, most recently to November 30, 2022. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired or the parties do not agree on a new service start date by November 30, 2022, Sempra Infrastructure retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. Discussions with the CFE regarding the future of the pipeline are underway in accordance with a non-binding MOU announced in January 2022 that, among other matters, addresses efforts to restart service on the pipeline. In July 2022, Sempra Infrastructure and the CFE entered into a Shareholders’ Agreement that establishes a framework for a JV between the parties to work on restarting service on the pipeline, including the potential re-routing of a portion of the pipeline. This agreement is subject to a number of conditions to be satisfied before it becomes effective, including regulatory and corporate authorizations.
At September 30, 2022, Sempra Infrastructure had $423 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to make such repairs (which have not commenced) or re-route a portion of the pipeline (which has not been agreed to by the parties, but is subject to negotiation pursuant to a non-binding MOU and a Shareholders’ Agreement, as described above) and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Sasabe-Puerto Libertad-Guaymas Segment – Resolved. In June 2014, Sempra Infrastructure and a landowner agreed to enter into a voluntary right-of-way easement agreement for the construction and operation of a seven-mile section of the 314-mile Sasabe-Puerto Libertad-Guaymas segment of the Sonora natural gas pipeline on the landowner’s property. However, in 2015, the landowner filed a complaint demanding the easement agreement be nullified. In September 2021, a definitive and non-appealable judgment was issued declaring the easement agreement nullified and ordering the removal of the pipeline from the landowner’s property. The execution of the judgment is suspended as a result of an amparo lawsuit filed by the CFE as an interested third party that did not participate in the litigation. Sempra Infrastructure filed a special judicial action asking the civil court to acknowledge the existence of the easement and to determine the consideration the landowner should receive in exchange for the easement. In July 2022, Sempra Infrastructure and the landowner entered into a new easement agreement approved by the court for the seven-mile section on the landowner’s property, thus bringing this case to definitive conclusion.

Regulatory and Other Actions by the Mexican Government – Unresolved
We describe below certain actions by the Mexican government that could have a material impact on the energy sector in Mexico. Sempra Infrastructure and other parties affected by these resolutions, orders, decrees, regulations and proposed amendments to Mexican law have challenged them by filing amparo and other claims, some of which have been granted injunctive relief. The court-ordered injunctions or suspensions provide temporary relief until Mexico’s federal district court or Supreme Court ultimately resolves the amparo and other claims. An unfavorable decision on one or more of these amparo or other challenges or the potential for extended disputes may impact our ability to operate our facilities at existing levels or at all, may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, may result in decreased revenues and cash flows, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on our business, results of operations, financial condition, cash flows and/or prospects.
Offtakers of Legacy Generation Permits. In October 2020, the CRE approved a resolution to amend the rules for the inclusion of new offtakers of legacy generation and self-supply permits (the Offtaker Resolution), which became effective immediately. The Offtaker Resolution prohibits self-supply permit holders from adding new offtakers that were not included in the original development or expansion plans, making modifications to the amount of energy allocated to the named offtakers, and including load centers that have entered into a supply arrangement under Mexico’s Electricity Industry Law. Don Diego Solar, Border Solar and Ventika are holders of self-supply permits, and the two solar facilities are currently affected by the Offtaker Resolution. In January 2022, Don Diego Solar and Border Solar obtained injunctive relief and a favorable resolution from a Mexican federal district court and the CRE appealed that decision. If Sempra Infrastructure is not able to obtain permanent legal protection for these impacted facilities, Sempra Infrastructure expects it will sell Border Solar’s capacity and a portion of Don Diego Solar’s capacity affected by the Offtaker Resolution into the spot market. Currently, prices in the spot market are higher than the fixed prices in the PPAs that were entered into through self-supply permits, but these markets are subject to significant volatility. At September 30, 2022, Sempra Infrastructure had $13 million in other intangible assets, net, related to these self-supply permits previously granted by the CRE and impacted by the Offtaker Resolution that could be subject to impairment if Sempra Infrastructure is unable to obtain adequate legal protection.
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
Amendments to Mexico’s Hydrocarbons Law. In May 2021, amendments to Mexico’s Hydrocarbons Law were published and became effective. The amendments grant SENER and the CRE additional powers to suspend and revoke permits related to the midstream and downstream sectors. Suspension of permits will be determined by SENER or the CRE when a danger to national security, energy security, or to the national economy is foreseen. Likewise, new grounds for the revocation of permits are in place if the permit holder (i) carries out its activity with illegally imported products; (ii) fails, on more than one occasion, to comply with the provisions applicable to quantity, quality and measurement of the products; or (iii) modifies the technical conditions of its infrastructure without authorization. Additionally, in the case of existing permits, authorities will revoke those permits that fail to comply with the minimum storage requirements established by SENER or fail to comply with requirements or violate provisions established by the amended Hydrocarbons Law. All the Sempra Infrastructure entities participating in the Mexico hydrocarbons sector filed lawsuits against the initiative to reform the Hydrocarbons Law. In 2021, district courts issued judgments that the amendments do not affect the interests of the companies at this time and, as a result, dismissed the amparo lawsuits, including the lawsuits filed by the Sempra Infrastructure entities. The Sempra Infrastructure entities have appealed these judgments. The Circuit Courts upheld the dismissal of the amparo lawsuits, except one that is pending resolution.

Regulatory and Other Actions by the Mexican Government – Resolved
Transmission Rates for Legacy Generation Facilities. In May 2020, the CRE approved an update to the transmission rates included in legacy renewable and cogeneration energy contracts based on the claim that the legacy transmission rates did not reflect fair and proportional costs for providing the applicable services and, therefore, created inequitable competitive conditions. Three of Sempra Infrastructure’s renewable energy facilities (Don Diego Solar, Border Solar and Ventika) are currently holders of contracts with such legacy rates, and under the terms of these contracts any increases in the transmission rates would be passed through directly to their customers. These renewable energy facilities sought and obtained injunctive relief but were required to guarantee the difference in tariffs. The three facilities obtained favorable resolutions from a lower court and the CRE appealed those decisions, which were definitively affirmed in favor of the Don Diego Solar, Border Solar and Ventika facilities, whereby the injunctions were made permanent, the regulations were declared unconstitutional, and the guarantee was determined to not be required. The resolutions are final.
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
Other Litigation – Unresolved
RBS Sempra Commodities
Sempra holds an equity method investment in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. In 2015, liquidators filed a claim in the High Court of Justice against RBS (now NatWest Markets plc, our partner in the JV) and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE, a subsidiary of RBS Sempra Commodities. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $50 million in U.S. dollars at September 30, 2022), plus costs and interest. In October 2020, the High Court of Justice assessed costs and interest to be approximately £21 million (approximately $23 million in U.S. dollars at September 30, 2022) as of that date, with interest continuing to accrue. The Defendants appealed and, in May 2021, the Court of Appeal set aside the High Court of Justice’s decision and ordered a retrial. In July 2022, the Supreme Court of the U.K. denied the Liquidating Companies application for permission to appeal the Court of Appeal’s decision. No date has been scheduled for the retrial. J.P. Morgan Chase & Co., which acquired RBS SEE and later sold it to Mercuria Energy Group, Ltd., previously notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and J.P. Morgan Chase & Co. has in turn sought indemnity from Sempra and RBS.
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
Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra were defendants in personal injury lawsuits brought in state courts throughout the U.S. These cases alleged illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They sought compensatory and punitive damages. As of October 31, 2022, two lawsuits are pending. Additionally, in connection with a December 2015 deadline in the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding. The costs to defend or resolve these lawsuits and the amount of damages that may be imposed or incurred could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
In September 2022, SDG&E amended its lease agreement for its corporate facility to extend the lease termination date from December 2024 to January 2034. SDG&E recognized the remeasurement of its right-of-use asset and total operating lease liability based on its incremental borrowing rate at the effective date of the modification, which increased these amounts by $59 million. As a result of this modification, undiscounted lease payments decreased by $9 million in 2023, increased by $10 million in each of 2025 and 2026 and increased by $80 million thereafter.
SDG&E entered into an energy storage tolling agreement that commenced in August 2022 and expires in July 2032. SDG&E recorded an operating lease right-of-use asset and operating lease liability of $28 million. Undiscounted lease payments are $1 million in 2022, $4 million in each of 2023 through 2026 and $18 million thereafter.
Leases That Have Not Yet Commenced
SDG&E has entered into two energy storage tolling agreements, of which SDG&E expects one will commence in the fourth quarter of 2022 and one will commence in the second half of 2023. SDG&E expects the future minimum lease payments to be $1 million in 2022, $14 million in each of 2023 through 2026 and $87 million thereafter until expiration from 2032 through 2033.
SoCalGas has entered into a fleet vehicle agreement, under which SoCalGas expects leases will commence in the fourth quarter of 2022 through the fourth quarter of 2023. SoCalGas expects the future minimum lease payments to be $2 million in each of 2023 through 2026 and $10 million thereafter until expiration at various dates from 2030 through 2031.
Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, liquid petroleum gas storage facilities, a rail facility and liquid fuels terminals, which we account for as operating or sales-type leases.

We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales-type leases:
Income recognized at lease commencement	$—	$16	$—	$16
Interest income	2	2	6	2
Total revenues from sales-type leases(1)	$2	$18	$6	$18

Operating leases:
Fixed lease payments	$71	$80	$211	$192
Variable lease payments	3	2	7	3
Total revenues from operating leases(1)	$74	$82	$218	$195

Depreciation expense	$14	$13	$41	$35
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.
CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first nine months of 2022 to contractual commitments discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.
LNG Purchase Agreement
Sempra Infrastructure has an SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2022 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure. At September 30, 2022, we expect the commitment amount to decrease by $351 million in 2022 and increase by $340 million in 2023, $257 million in 2024, $241 million in 2025, $214 million in 2026 and $501 million thereafter (through contract termination in 2029) compared to December 31, 2021, reflecting changes in estimated forward prices since December 31, 2021 and actual transactions for the first nine months of 2022. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the supplier electing to divert cargoes as allowed by the agreement.
ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $45 million for Sempra, $18 million for SDG&E and $13 million for SoCalGas at September 30, 2022.

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
▪Sempra Infrastructure includes the operating companies of our subsidiary, SI Partners, as well as a holding company and certain services companies. Sempra Infrastructure develops, builds, operates and invests in energy infrastructure to help enable the energy transition in North American markets and globally. Sempra Infrastructure owns a 70% interest in SI Partners, which held a 100% ownership interest in Sempra LNG Holding, LP and a 99.9% ownership interest in IEnova at September 30, 2022.
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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUES
SDG&E	$1,569	$1,464	$4,413	$4,119
SoCalGas	1,385	1,106	4,879	3,738
Sempra Infrastructure	697	479	1,810	1,269
All other	1	2	1	4
Adjustments and eliminations	—	—	—	(1)
Intersegment revenues(1)	(35)	(38)	(119)	(116)
Total	$3,617	$3,013	$10,984	$9,013
DEPRECIATION AND AMORTIZATION
SDG&E	$247	$226	$730	$659
SoCalGas	190	180	565	533
Sempra Infrastructure	67	63	199	176
All other	2	2	6	8
Total	$506	$471	$1,500	$1,376
INTEREST INCOME
SDG&E	$2	$—	$3	$1
SoCalGas	3	—	4	—
Sempra Infrastructure	7	18	37	59
All other	6	—	14	1
Intercompany eliminations	—	(2)	—	(11)
Total	$18	$16	$58	$50
INTEREST EXPENSE
SDG&E	$113	$104	$333	$307
SoCalGas	50	39	135	118
Sempra Infrastructure	39	45	98	131
All other	81	78	232	240
Intercompany eliminations	(1)	(7)	(2)	(20)
Total	$282	$259	$796	$776
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$35	$90	$141	$168
SoCalGas	(28)	(437)	75	(335)
Sempra Texas Utilities	1	—	1	—
Sempra Infrastructure	58	13	219	164
All other	(45)	(8)	(1)	(42)
Total	$21	$(342)	$435	$(45)
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$1	$—	$6	$3
Sempra Infrastructure	133	137	430	404
All other	—	—	—	50
	134	137	436	457
Equity earnings, net of income tax:
Sempra Texas Utilities	257	207	603	480
Sempra Infrastructure	26	47	79	85
	283	254	682	565
Total	$417	$391	$1,118	$1,022
(1)    Revenues for reportable segments include intersegment revenues of $4, $24, and $7 for the three months ended September 30, 2022; $11 $73, and $35 for the nine months ended September 30, 2022; $3, $24, and $11 for the three months ended September 30, 2021 and $7, $72, and $37 for the nine months ended September 30, 2021 for SDG&E, SoCalGas, and Sempra Infrastructure, respectively.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$271	$205	$681	$603
SoCalGas	(82)	(1,126)	339	(625)
Sempra Texas Utilities	256	206	604	479
Sempra Infrastructure	114	164	392	419
All other	(74)	(97)	(360)	(226)
Total	$485	$(648)	$1,656	$650
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E			$1,651	$1,560
SoCalGas			1,394	1,417
Sempra Infrastructure			489	622
All other			6	7
Total			$3,540	$3,606

			September 30, 2022	December 31, 2021
ASSETS
SDG&E			$25,759	$24,058
SoCalGas			21,325	20,324
Sempra Texas Utilities			13,664	13,047
Sempra Infrastructure			14,490	14,408
All other			1,363	1,399
Intersegment receivables			(1,038)	(1,191)
Total			$75,563	$72,045
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utilities			$13,664	$13,047
Sempra Infrastructure			1,770	1,425
Total			$15,434	$14,472

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

OVERALL RESULTS OF OPERATIONS OF SEMPRA
Sempra’s overall results of operations for the three months ended (Q3) and nine months ended (YTD) September 30, 2022 and 2021 were as follows:

OVERALL RESULTS OF OPERATIONS OF SEMPRA
(Dollars and shares in millions, except per share amounts)

Our earnings (losses) and diluted EPS were impacted by variances discussed below in “Segment Results.”

SEGMENT RESULTS
This section presents earnings (losses) by Sempra segment, as well as Parent and other, and a related discussion of the changes in segment earnings (losses). Throughout the MD&A, our reference to earnings (losses) represents earnings (losses) attributable to common shares. Variance amounts presented are the after-tax earnings (losses) impact (based on applicable statutory tax rates), unless otherwise noted, and before NCI, where applicable.

SEMPRA EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
SDG&E	$271	$205	$681	$603
SoCalGas	(82)	(1,126)	339	(625)
Sempra Texas Utilities	256	206	604	479
Sempra Infrastructure	114	164	392	419
Parent and other(1)	(74)	(97)	(360)	(226)
Earnings (losses) attributable to common shares	$485	$(648)	$1,656	$650
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.

SDG&E
The increase in earnings of $66 million (32%) in the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to:
▪$32 million lower income tax expense primarily from flow-through items, net of lower associated regulatory revenues;
▪$18 million higher income tax benefit from the resolution of prior year income tax items; and
▪$18 million higher CPUC base operating margin, net of operating expenses.
The increase in earnings of $78 million (13%) in the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to:
▪$48 million higher CPUC base operating margin, net of operating expenses;
▪$23 million lower income tax expense primarily from flow-through items, net of lower associated regulatory revenues;
▪$18 million higher income tax benefit from the resolution of prior year income tax items; and
▪$4 million higher electric transmission margin; offset by
▪$19 million higher net interest expense.
SoCalGas
The decrease in losses of $1,044 million in the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to:
▪$1,031 million decrease in charges relating to litigation and regulatory matters pertaining to the Leak comprised of $101 million in 2022 compared to $1,132 million in 2021; and
▪$18 million higher CPUC base operating margin, net of operating expenses; offset by
▪$6 million higher net interest expense.
Earnings of $339 million in the nine months ended September 30, 2022 compared to losses of $625 million in the same period in 2021 was primarily due to:
▪$933 million decrease in charges relating to litigation and regulatory matters pertaining to the Leak comprised of $199 million in 2022 compared to $1,132 million in 2021; and
▪$50 million higher CPUC base operating margin, net of operating expenses; offset by
▪$10 million in penalties related to the energy efficiency and advocacy OSCs, which we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements; and
▪$10 million higher net interest expense.
Sempra Texas Utilities
The increase in earnings of $50 million (24%) in the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher equity earnings from Oncor Holdings driven by:
▪higher revenues from higher customer consumption attributable to weather and customer growth and rate updates to reflect increases in invested capital; and
▪higher revenues from an annual energy efficiency program performance bonus approved in the third quarter of 2022 compared to the fourth quarter of 2021; offset by
▪higher depreciation, property taxes and interest expense attributable to invested capital; and
▪higher operation and maintenance expense.
The increase in earnings of $125 million (26%) in the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher equity earnings from Oncor Holdings driven by:
▪higher revenues from rate updates to reflect increases in invested capital and higher customer consumption attributable to weather and customer growth; and
▪higher revenues from an annual energy efficiency program performance bonus approved in the third quarter of 2022 compared to the fourth quarter of 2021; offset by
▪higher depreciation, property taxes and interest expense attributable to invested capital; and
▪higher operation and maintenance expense.

Sempra Infrastructure
The decrease in earnings of $50 million (30%) in the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to:
▪$65 million earnings attributable to NCI in 2022 compared to $5 million in 2021 primarily due to the sale of a 20% NCI in SI Partners to KKR in October 2021 and the sale of a 10% NCI in SI Partners to ADIA in June 2022, offset by the increase in our ownership interest in IEnova;
▪$27 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, net of foreign currency derivative effects, comprised of a $3 million favorable impact in 2022 compared to a $30 million favorable impact in 2021;
▪$11 million selling profit on a sales-type lease relating to the commencement of a rail facility lease at the Veracruz terminal in the third quarter of 2021;
▪$10 million lower earnings from the refined products terminals due to remeasurement of an operating lease; and
▪$9 million lower net income tax benefit primarily from outside basis differences in JV investments; offset by
▪$60 million higher earnings from asset and supply optimization driven by changes in natural gas prices and higher diversion revenues offset by lower volumes;
▪$10 million higher earnings from TdM driven by higher power prices; and
▪$8 million favorable U.S. tax impact in 2022 from converting SI Partners from a corporation to a partnership in October 2021.
The decrease in earnings of $27 million (6%) in the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to:
▪$187 million earnings attributable to NCI in 2022 compared to $49 million in 2021 primarily due to the sale of a 20% NCI in SI Partners to KKR in October 2021 and the sale of a 10% NCI in SI Partners to ADIA in June 2022, offset by the increase in our ownership interest in IEnova;
▪$65 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, net of foreign currency derivative effects, comprised of a $108 million unfavorable impact in 2022 compared to a $43 million unfavorable impact in 2021; and
▪$11 million selling profit on a sales-type lease relating to the commencement of a rail facility lease at the Veracruz terminal in the third quarter of 2021; offset by
▪$54 million higher earnings from asset and supply optimization driven by changes in natural gas prices and higher diversion revenues offset by lower volumes;
▪$34 million higher net income tax benefit primarily from the remeasurement of certain deferred income taxes and outside basis differences in JV investments;
▪$26 million favorable U.S. tax impact in 2022 from converting SI Partners from a corporation to a partnership in October 2021;
▪$21 million higher earnings from the transportation business driven by higher rates;
▪$16 million higher earnings from the renewables business due to Border Solar and the second phase of ESJ being placed in service in March 2021 and January 2022, respectively;
▪$14 million higher equity earnings from Cameron LNG JV from higher maintenance revenues;
▪$12 million higher earnings from TdM driven by higher power prices offset by lower volumes; and
▪$10 million higher earnings due to the start of commercial operations of the Veracruz and Mexico City terminals in March and July of 2021, respectively, and remeasurement of operating leases.
Parent and Other
The decrease in losses of $23 million (24%) in the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to:
▪$12 million income tax expense in 2021 from changes to a valuation allowance against certain tax credit carryforwards;
▪$9 million higher income tax benefit from the interim period application of an annual forecasted consolidated ETR; and
▪$2 million income tax benefit in 2022 compared to $2 million income tax expense in 2021 for repatriation of foreign earnings; offset by
▪$11 million net investment losses in 2022 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations.

The increase in losses of $134 million in the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to:
▪$120 million deferred income tax expense associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries, which we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements;
▪$48 million net investment losses in 2022 compared to $17 million net investment gains in 2021 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations; and
▪$50 million equity earnings in 2021 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs; offset by
▪$30 million income tax benefit in 2022 compared to $12 million income tax expense in 2021 from changes to a valuation allowance against certain tax credit carryforwards;
▪$22 million higher income tax benefit from the interim period application of an annual forecasted consolidated ETR;
▪$19 million lower preferred dividends due to the mandatory conversion of all series B preferred stock in July 2021;
▪$12 million lower net interest expense; and
▪$3 million income tax benefit in 2022 compared to $2 million income tax expense in 2021 for repatriation of foreign earnings.

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
SoCalGas’ and SDG&E’s revenues are decoupled from, or not tied to, actual sales volumes. SoCalGas recognizes annual authorized revenue for core natural gas customers using seasonal factors established in a cost allocation proceeding, resulting in a significant portion of SoCalGas’ earnings being recognized in the first and fourth quarters of each year. SDG&E’s authorized revenue recognition is also impacted by seasonal factors, resulting in higher earnings in the third quarter when electric loads are typically higher than in the other three quarters of the year. We discuss this decoupling mechanism and its effects further in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

The table below summarizes utilities revenues and cost of sales.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Natural gas revenues:
SoCalGas	$1,385	$1,106	$4,879	$3,738
SDG&E	209	157	741	585
Sempra Infrastructure	19	17	67	61
Eliminations and adjustments	(26)	(25)	(76)	(74)
Total	1,587	1,255	5,611	4,310
Electric revenues:
SDG&E	1,360	1,307	3,672	3,534
Eliminations and adjustments	(3)	(2)	(9)	(5)
Total	1,357	1,305	3,663	3,529
Total utilities revenues	$2,944	$2,560	$9,274	$7,839
Cost of natural gas(1):
SoCalGas	$441	$240	$1,577	$736
SDG&E	65	37	260	159
Sempra Infrastructure	7	13	21	25
Eliminations and adjustments	(8)	(8)	(23)	(28)
Total	505	282	1,835	892
Cost of electric fuel and purchased power(1):
SDG&E	316	324	806	869
Eliminations and adjustments	(9)	(12)	(43)	(41)
Total	307	312	763	828
Total utilities cost of sales	$812	$594	$2,598	$1,720
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

SEMPRA CALIFORNIA AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
SoCalGas	$9.46	$5.01	$7.64	$3.46
SDG&E	10.20	5.40	7.74	4.62
In the three months ended September 30, 2022, our natural gas revenues increased by $332 million (26%) to $1.6 billion compared to the same period in 2021 primarily due to:
▪$279 million increase at SoCalGas, which included:
◦$201 million increase in cost of natural gas sold, which we discuss below,
◦$34 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$26 million higher CPUC-authorized revenues, and
◦$17 million higher revenues from incremental and balanced capital projects; and
▪$52 million increase at SDG&E, which included:
◦$28 million increase in cost of natural gas sold, which we discuss below,
◦$14 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M, and
◦$7 million higher revenues from balanced capital projects.

In the three months ended September 30, 2022, our cost of natural gas increased by $223 million to $505 million compared to the same period in 2021 primarily due to:
▪$201 million increase at SoCalGas primarily due to higher average natural gas prices; and
▪$28 million increase at SDG&E primarily due to higher average natural gas prices.
In the nine months ended September 30, 2022, our natural gas revenues increased by $1.3 billion (30%) to $5.6 billion compared to the same period in 2021 primarily due to:
▪$1.1 billion increase at SoCalGas, which included:
◦$841 million increase in cost of natural gas sold, which we discuss below,
◦$116 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$107 million higher CPUC-authorized revenues,
◦$50 million higher revenues from incremental and balanced capital projects, and
◦$25 million higher revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account; and
▪$156 million increase at SDG&E, which included:
◦$101 million increase in cost of natural gas sold, which we discuss below,
◦$26 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$20 million higher revenues from balanced capital projects, and
◦$7 million higher CPUC-authorized revenues.
In the nine months ended September 30, 2022, our cost of natural gas increased by $943 million to $1.8 billion compared to the same period in 2021 primarily due to:
▪$841 million increase at SoCalGas primarily due to higher average natural gas prices; and
▪$101 million increase at SDG&E primarily due to higher average natural gas prices.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended September 30, 2022, our electric revenues, substantially all of which are at SDG&E, increased by $52 million (4%) to $1.4 billion compared to the same period in 2021 primarily due to:
▪$30 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M;
▪$24 million higher CPUC-authorized revenues; and
▪$15 million higher revenues associated with SDG&E’s wildfire mitigation plan; offset by
▪$8 million lower cost of electric fuel and purchased power, which we discuss below; and
▪$8 million lower revenues associated with higher income tax benefits from flow-through items.
Our utility cost of electric fuel and purchased power includes utility-owned generation, power purchased from third parties, and net power purchases and sales to the California ISO. In the three months ended September 30, 2022, the cost of electric fuel and purchased power decreased by $5 million (2%) to $307 million compared to the same period in 2021 primarily due to $8 million at SDG&E from higher sales to the California ISO due to higher market prices offset by higher purchased power from the California ISO due to higher market prices, net of lower customer demand due to departing load now served by CCAs, and higher utility-owned generation costs.
In the nine months ended September 30, 2022, our electric revenues, substantially all of which are at SDG&E, increased by $134 million (4%) to $3.7 billion compared to the same period in 2021 primarily due to:
▪$67 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M;
▪$55 million higher CPUC-authorized revenues;
▪$47 million higher revenues associated with SDG&E’s wildfire mitigation plan;
▪$21 million higher revenues from transmission operations; and
▪$6 million higher revenues associated with lower income tax benefits from flow-through items; offset by
▪$63 million lower cost of electric fuel and purchased power, which we discuss below.

In the nine months ended September 30, 2022, the cost of electric fuel and purchased power decreased by $65 million (8%) to $763 million compared to the same period in 2021 primarily due to $63 million at SDG&E from higher sales to the California ISO due to higher market prices offset by higher purchased power from the California ISO due to higher market prices, net of lower customer demand due to departing load now served by CCAs, and higher utility-owned generation costs.
Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Sempra Infrastructure	$678	$462	$1,743	$1,208
Parent and other(1)	(5)	(9)	(33)	(34)
Total revenues	$673	$453	$1,710	$1,174
Cost of sales(2):
Sempra Infrastructure	$340	$219	$764	$446
Parent and other(1)	—	1	—	2
Total cost of sales	$340	$220	$764	$448
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2022, revenues from our energy-related businesses increased by $220 million (49%) to $673 million compared to the same period in 2021 primarily due to:
▪$168 million increase in revenues from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$144 million from higher natural gas prices and lower unrealized losses on commodity derivatives offset by lower volumes, and
◦$24 million from higher diversion fees due to higher natural gas prices;
▪$51 million higher revenues from TdM mainly due to higher power prices;
▪$11 million higher transportation revenues driven by higher rates; and
▪$10 million higher revenues from the renewables business due to higher transmission rates and the second phase of ESJ being placed in service in January 2022; offset by
▪$25 million lower revenues due to a $16 million selling profit on a sales-type lease relating to the commencement of a rail facility lease at the Veracruz terminal in the third quarter of 2021 and a remeasurement of an operating lease.
In the three months ended September 30, 2022, the cost of sales for our energy-related businesses increased by $120 million to $340 million compared to the same period in 2021 primarily due to higher natural gas prices related to asset and supply optimization and higher prices at TdM.
In the nine months ended September 30, 2022, revenues from our energy-related businesses increased by $536 million (46%) to $1.7 billion compared to the same period in 2021 primarily due to:
▪$365 million increase in revenues from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$301 million from higher natural gas prices and lower unrealized losses on commodity derivatives offset by lower volumes, and
◦$64 million from higher diversion fees due to higher natural gas prices;
▪$65 million higher revenues from TdM mainly due to higher power prices offset by lower volumes from scheduled major maintenance completed in March 2022, which resulted in increased plant reliability;
▪$46 million higher revenues from the renewables business due to Border Solar and the second phase of ESJ being placed in service in March 2021 and January 2022, respectively, the acquisition of ESJ in March 2021 and higher transmission rates;
▪$46 million higher transportation revenues driven by higher rates; and
▪$3 million higher revenues from the Veracruz and Mexico City terminals placed in service in March and July of 2021, respectively, offset by a $16 million selling profit on a sales-type lease relating to the commencement of a rail facility lease at the Veracruz terminal in the third quarter of 2021 and a remeasurement of an operating lease.

In the nine months ended September 30, 2022, the cost of sales for our energy-related businesses increased by $316 million to $764 million compared to the same period in 2021 primarily due to higher natural gas prices and higher LNG purchases related to asset and supply optimization and higher prices offset by lower volumes from scheduled major maintenance completed in March 2022 at TdM.
Operation and Maintenance
In the three months ended September 30, 2022, O&M increased by $133 million (12%) to $1.2 billion compared to the same period in 2021 primarily due to:
▪$50 million increase at SDG&E due to:
◦$44 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$6 million higher non-refundable operating costs;
▪$44 million increase at SoCalGas due to:
◦$34 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$10 million higher non-refundable operating costs; and
▪$37 million increase at Sempra Infrastructure due to:
◦$16 million higher development costs and purchased services,
◦$9 million at the transportation business due to higher pipeline and compressor station maintenance and higher administrative costs, and
◦$6 million at the refined products terminals due to lower capitalized cost.
In the nine months ended September 30, 2022, O&M increased by $356 million (11%) to $3.5 billion compared to the same period in 2021 primarily due to:
▪$172 million increase at SoCalGas due to:
◦$116 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$56 million higher non-refundable operating costs;
▪$104 million increase at SDG&E due to:
◦$93 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$11 million higher non-refundable operating costs; and
▪$89 million increase at Sempra Infrastructure due to:
◦$22 million due to the start of commercial operations of the Veracruz and Mexico City terminals in March and July of 2021, respectively,
◦$22 million at the transportation business due to higher pipeline and compressor station maintenance and higher administrative costs,
◦$21 million higher development costs and purchased services,
◦$19 million from the renewables business primarily due to construction repairs and maintenance at Ventika, and
◦$11 million higher operating costs at TdM from higher purchased materials and services due to scheduled major maintenance completed in March 2022, offset by
◦$14 million lower operating cost due to remeasurement of operating leases at the refined products terminals; offset by
▪$9 million decrease at Parent and other primarily from lower deferred compensation expense.
Aliso Canyon Litigation and Regulatory Matters
In the three months and nine months ended September 30, 2022, SoCalGas recorded charges of $122 million and $259 million, respectively, relating to litigation and regulatory matters pertaining to the Leak. We describe these charges in Note 11 of the Notes to Condensed Consolidated Financial Statements. In the three months and nine months ended September 30, 2021, SoCalGas recorded a charge of $1,571 million relating to litigation pertaining to the Leak.

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
In the three months ended September 30, 2022, other expense, net, decreased by $15 million (27%) to $40 million compared to the same period in 2021 primarily due to:
▪$1 million net gains in 2022 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions compared to $20 million net losses in 2021, including:
◦$18 million in foreign currency losses in 2021 on a Mexican peso-denominated loan to IMG, which is offset in Equity Earnings, and
◦$3 million higher net gains in 2022 on other foreign currency transactional effects;
▪$5 million higher net interest income on regulatory balancing accounts at SDG&E and SoCalGas; and
▪$4 million higher AFUDC equity at SDG&E; offset by
▪$13 million investment losses in 2022 on dedicated assets in support of our executive retirement and deferred compensation plans; and
▪$11 million higher non-service component of net periodic benefit cost.
Other expense, net, in the nine months ended September 30, 2022 was $3 million compared to other income, net, of $52 million in the same period in 2021 primarily due to:
▪$60 million investment losses in 2022 compared to $28 million investment gains in 2021 on dedicated assets in support of our executive retirement and deferred compensation plans; and
▪$10 million in penalties at SoCalGas related to the energy efficiency and advocacy OSCs; offset by
▪$20 million lower net losses from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions, including:
◦$3 million gains in 2022 on cross-currency swaps compared to $26 million losses in 2021 on foreign currency derivatives and cross-currency swaps as a result of fluctuation of the Mexican peso, and
◦$2 million lower foreign currency losses on a Mexican peso-denominated loan to IMG, which is offset in Equity Earnings, offset by
◦$7 million losses in 2022 compared to $3 million net gains in 2021 on other foreign currency transactional effects;
▪$7 million lower non-service component of net periodic benefit cost; and
▪$7 million higher net interest income on regulatory balancing accounts at SDG&E and SoCalGas.
Interest Expense
In the three months ended September 30, 2022 interest expense increased by $23 million (9%) to $282 million compared to the same period in 2021 primarily due to:
▪$11 million increase at SoCalGas due to higher debt balances primarily due to an issuance in March 2022; and
▪$9 million increase at SDG&E due to higher debt balances due to issuances in March 2022 and August 2021.
In the nine months ended September 30, 2022, interest expense increased by $20 million (3%) to $796 million compared to the same period in 2021 primarily due to:
▪$26 million increase at SDG&E due to higher debt balances due to issuances in March 2022 and August 2021;
▪$17 million increase at SoCalGas due to higher debt balances due to an issuance in March 2022; and
▪$10 million increase at Parent and other due to higher debt balances due to issuances in March 2022 and November 2021, offset by the early redemption of debt securities in December 2021; offset by
▪$33 million decrease at Sempra Infrastructure primarily due to the early redemption of debt securities in 2021 and higher capitalized interest for ECA LNG Phase 1 offset by a debt issuance in January 2022.

Income Taxes
The table below shows the income tax expense (benefit) and ETRs for Sempra, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sempra:
Income tax expense (benefit)	$21	$(342)	$435	$(45)

Income (loss) before income taxes and equity earnings	$165	$(1,365)	$1,194	$(316)
Equity earnings, before income tax(1)	134	137	436	457
Pretax income (loss)	$299	$(1,228)	$1,630	$141

Effective income tax rate	7%	28%	27%	(32)%
SDG&E:
Income tax expense	$35	$90	$141	$168
Income before income taxes	$306	$295	$822	$771
Effective income tax rate	11%	31%	17%	22%
SoCalGas:
Income tax (benefit) expense	$(28)	$(437)	$75	$(335)
(Loss) income before income taxes	$(110)	$(1,563)	$415	$(959)
Effective income tax rate	25%	28%	18%	35%
(1)    We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra
Sempra’s income tax expense in the three months ended September 30, 2022 compared to an income tax benefit in the same period in 2021 was primarily due to:
▪$21 million income tax benefit in 2022 compared to $439 million income tax benefit in 2021 associated with charges relating to litigation and regulatory matters pertaining to the Leak; and
▪$4 million income tax benefit in 2022 compared to $33 million income tax benefit in 2021 from foreign currency and inflation effects on our monetary positions in Mexico and associated derivatives; offset by
▪$18 million higher income tax benefit in 2022 from the resolution of prior year income tax items at SDG&E;
▪$12 million income tax expense in 2021 from changes to a valuation allowance against certain tax credit carryforwards;
▪$8 million favorable U.S. tax impact in 2022 from converting SI Partners from a corporation to a partnership in October 2021; and
▪higher income tax benefit from flow-through items.
Sempra’s income tax expense in the nine months ended September 30, 2022 compared to an income tax benefit in the same period in 2021 was primarily due to:
▪$60 million income tax benefit in 2022 compared to $439 million income tax benefit in 2021 associated with charges relating to litigation and regulatory matters pertaining to the Leak;
▪$120 million deferred income tax expense associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries, which we discuss in Note 1 to Condensed Consolidated Financial Statements; and
▪$80 million income tax expense in 2022 compared to $8 million income tax expense in 2021 from foreign currency and inflation effects on our monetary positions in Mexico and associated derivatives; offset by
▪$30 million income tax benefit in 2022 compared to $12 million income tax expense in 2021 from changes to a valuation allowance against certain tax credit carryforwards;
▪$26 million favorable U.S. tax impact in 2022 from converting SI Partners from a corporation to a partnership in October 2021;
▪$18 million higher net income tax benefit in 2022 from the remeasurement of certain deferred income taxes;
▪$18 million higher income tax benefit in 2022 from the resolution of prior year income tax items at SDG&E; and
▪higher income tax benefit from flow-through items.

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
SDG&E
In the three months ended September 30, 2022, SDG&E’s income tax expense decreased by $55 million compared to the same period in 2021 primarily due to higher income tax benefits from flow-through items and $18 million higher income tax benefit from the resolution of prior year income tax items.
In the nine months ended September 30, 2022, SDG&E’s income tax expense decreased by $27 million (16%) compared to the same period in 2021 primarily due to:
▪higher income tax benefits from flow-through items; and
▪$18 million higher income tax benefit from the resolution of prior year income tax items; offset by
•higher income tax expense from higher pretax income.
SoCalGas
In the three months ended September 30, 2022, SoCalGas’ income tax benefit decreased by $409 million compared to the same period in 2021 primarily due to a $21 million income tax benefit in 2022 compared to a $439 million income tax benefit in 2021 associated with charges relating to litigation and regulatory matters pertaining to the Leak.
SoCalGas’ income tax expense in the nine months ended September 30, 2022, compared to an income tax benefit in the same period in 2021 was primarily due to a $60 million income tax benefit in 2022 compared to a $439 million income tax benefit in 2021 associated with charges relating to litigation and regulatory matters pertaining to the Leak.
Equity Earnings
In the three months ended September 30, 2022, equity earnings increased by $26 million (7%) to $417 million compared to the same period in 2021 primarily due to:
▪$50 million higher equity earnings at Oncor Holdings due to higher revenues from higher customer consumption attributable to weather and customer growth, rate updates to reflect increases in invested capital, and from an annual energy efficiency program performance bonus approved in the third quarter of 2022 compared to the fourth quarter of 2021, offset by higher depreciation, property taxes and interest expense attributable to invested capital and higher operation and maintenance expense; offset by
▪$21 million lower equity earnings at IMG due to foreign currency effects, including $18 million foreign currency gains in 2021 on IMG’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other (Expense) Income, Net, and higher income tax expense, offset by lower interest expense.
In the nine months ended September 30, 2022, equity earnings increased by $96 million (9%) to $1.1 billion compared to the same period in 2021 primarily due to:
▪$123 million higher equity earnings at Oncor Holdings due to higher revenues from rate updates to reflect increases in invested capital, higher customer consumption attributable to weather and customer growth and from an annual energy efficiency program performance bonus approved in the third quarter of 2022 compared to the fourth quarter of 2021, offset by higher depreciation, property taxes and interest expense attributable to invested capital and higher operation and maintenance expense; and
▪$26 million higher equity earnings at Cameron LNG JV due to higher maintenance revenues; offset by
▪$50 million equity earnings in 2021 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs; and
▪$7 million lower equity earnings at IMG due to higher income tax expense and foreign currency effects, including $2 million lower foreign currency gains on IMG’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other (Expense) Income, Net, offset by lower interest expense.
Earnings Attributable to Noncontrolling Interests
In the three months ended September 30, 2022, earnings attributable to NCI increased by $60 million to $65 million compared to the same period in 2021 due to:
▪$77 million increase as a result of a decrease in our ownership interest in SI Partners offset by an increase in our ownership interest in IEnova; offset by

▪$17 million decrease due to a decrease in SI Partners subsidiaries net income.
In the nine months ended September 30, 2022, earnings attributable to NCI increased by $139 million to $187 million compared to the same period in 2021 primarily due to:
▪$134 million increase as a result of a decrease in our ownership interest in SI Partners offset by an increase in our ownership interest in IEnova; and
▪$4 million increase due to an increase in SI Partners subsidiaries net income.
Preferred Dividends
In the nine months ended September 30, 2022, preferred dividends decreased by $19 million to $33 million compared to the same period in 2021 due to the conversion of all series B preferred stock in July 2021.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months and nine months ended September 30, 2022, the change in our earnings as a result of foreign currency translation rates was negligible compared to the same period in 2021.
Transactional Impacts
Income statement activities at our Mexico operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION EFFECTS AND ASSOCIATED DERIVATIVES
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended September 30,
	2022	2021	2022	2021
Other (expense) income, net	$(40)	$(55)	$1	$(20)
Income tax (expense) benefit	(21)	342	4	33
Equity earnings	417	391	(2)	16
Net income (loss)	561	(632)	3	29
Earnings attributable to noncontrolling interests	(65)	(5)	(1)	(1)
Earnings (losses) attributable to common shares	485	(648)	2	28

	Nine months ended September 30,
	2022	2021	2022	2021
Other (expense) income, net	$(3)	$52	$(16)	$(36)
Income tax (expense) benefit	(435)	45	(80)	(8)
Equity earnings	1,118	1,022	(14)	—
Net income (loss)	1,877	751	(110)	(44)
Earnings attributable to noncontrolling interests	(187)	(48)	21	3
Earnings (losses) attributable to common shares	1,656	650	(89)	(41)

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra
Impact of the COVID-19 Pandemic
Our businesses that invest in, develop and operate energy infrastructure and provide electric and gas services to customers have been identified as critical or essential services in the U.S. and Mexico and have continued to operate throughout the COVID-19 pandemic. As our businesses continue to operate, our priority is the safety of our employees, customers, partners and the communities we serve. We and other companies, including our partners, are taking steps to try to protect the health and well-being of our employees and other stakeholders. We continue to work closely with local, state and federal authorities in an effort to provide essential services with minimum interruption to customers and in accordance with applicable orders.
For a further discussion of risks and uncertainties related to the COVID-19 pandemic, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Inflation Reduction Act
The IRA was signed into law on August 16, 2022. The IRA includes tax credits and other incentives for energy and climate initiatives and introduces a 15% corporate alternative minimum tax on adjusted financial statement income for tax years beginning after December 31, 2022. We will continue to assess the impacts of the IRA as the U.S. Department of the Treasury and the U.S. Internal Revenue Service issue guidance. We do not expect the IRA to have a material adverse impact on Sempra’s, SDG&E’s or SoCalGas’ results of operations, financial condition and/or cash flows.
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under or supported by our credit facilities, other incurrences of debt including issuing debt securities and obtaining term loans, distributions from our equity method investments, project financing and funding from minority interest owners. We believe that these cash flow sources, combined with available funds, will be adequate to fund our operations in both the short-term and long-term, including to:
▪finance capital expenditures
▪repay debt
▪fund dividends
▪meet liquidity requirements
▪fund capital contribution requirements
▪fund expenditures related to the Leak
▪repurchase shares of our common stock
▪fund new business or asset acquisitions or start-ups
Sempra, SDG&E and SoCalGas currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow money at market rates from commercial banks, under existing revolving credit facilities, through public offerings registered with the SEC, or through private placements of debt supported by our revolving credit facilities in the case of commercial paper. However, our ability to access the money markets and capital markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if changing economic conditions or disruptions to or volatility in the money markets and capital markets worsen. These sources of funding also have become less attractive due to the recent rise in both short-term and long-term interest rates. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects and other material events, such as the settlement of material litigation. As of October 31, 2022, SoCalGas had paid $1.79 billion related to the settlement of the Individual Plaintiff Litigation, which we describe in Note 11 of the Notes to Condensed Consolidated Financial Statements. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our goal to maintain our investment-grade credit ratings.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. At September 30, 2022, Sempra, SDG&E and SoCalGas each had five-year credit agreements set to expire in 2024, SI Partners has a three-year credit agreement expiring in 2024 and IEnova has committed lines of credit that expire in 2023 and 2024. In addition, IEnova and ECA LNG Phase 1 have uncommitted revolving credit facilities that expire in 2023.

AVAILABLE FUNDS AT SEPTEMBER 30, 2022
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$685	$219	$53
Available unused credit(2)	8,905	1,500	323
(1)    Amounts at Sempra include $102 held in non-U.S. jurisdictions. We discuss repatriation in Note 1 of the Notes to Condensed Consolidated Financial Statements in this report and Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.

In October 2022, Sempra, SDG&E and SoCalGas each entered into a separate five-year credit facilities, all expiring in October 2027. The credit facilities permit borrowings of up to $4.0 billion by Sempra, $1.5 billion by SDG&E and $1.2 billion by SoCalGas. The credit facilities replace Sempra’s $3.19 billion credit facility and $1.25 billion credit facility, SDG&E’s $1.5 billion credit facility and SoCalGas’ $750 million credit facility, which were set to expire in 2024.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs, such as payments made by SoCalGas relating to litigation and regulatory matters pertaining to the Leak. Commercial paper, lines of credit and term loans were our primary sources of short-term debt funding in the first nine months of 2022.
We discuss our short-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first nine months of 2022 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra 3.30% fixed rate notes	$750	2025
Sempra 3.70% fixed rate notes	500	2029
SDG&E variable rate term loan	400	2024
SDG&E 3.00% first mortgage bonds	500	2032
SDG&E 3.70% first mortgage bonds	500	2052
SoCalGas 2.95% fixed rate notes	700	2027
Sempra Infrastructure variable rate notes	178	2025
Sempra Infrastructure 3.25% fixed rate notes	400	2032

Payments:	Payments	Maturity
SDG&E 1.914% amortizing first mortgage bonds	17	2022
Sempra Infrastructure amortizing variable rate notes (5.13% after floating-to-fixed rate swaps)	162	2022-2026
Sempra Infrastructure variable rate notes	64	2025

In September 2022, Sempra Infrastructure used proceeds from borrowings against IEnova’s committed and uncommitted lines of credit to fully repay $141 million of outstanding principal plus accrued and unpaid interest on the IEnova Pipelines variable-rate loans prior to scheduled maturity dates through 2026, and recognized approximately $2 million ($1 million after tax and NCI) in charges associated with the write-off of acquisition-related fair value adjustments offset by a hedge termination benefit.
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first nine months of 2022.

CREDIT RATINGS AT SEPTEMBER 30, 2022

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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at September 30, 2022.
Loans with Affiliates
At September 30, 2022, Sempra had $296 million in loans due to unconsolidated affiliates. In July 2022, a $626 million loan due to Sempra from an unconsolidated affiliate was paid in full, prior to its March 2023 maturity date.
Sempra California
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance and liquidity will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature, litigation and the changing energy marketplace, as well as other matters described in this report. SDG&E and SoCalGas expect that the available unused credit from their credit facilities described above, which also supports their commercial paper programs, cash flows from operations, and other incurrences of debt including issuing debt securities and obtaining term loans will continue to be adequate to fund their respective current operations and planned capital expenditures. Additionally, as we discuss below, Sempra elected to make equity contributions to SoCalGas of $800 million in September 2021, $150 million in June 2022 and $500 million in August 2022. These voluntary equity contributions were intended to assist SoCalGas in maintaining its approved capital structure. SDG&E and SoCalGas manage their capital structures and pay dividends when appropriate and as approved by their respective boards of directors.
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
In 2021, SDG&E and SoCalGas applied, on behalf of their customers, for financial assistance from the California Department of Community Services and Development under the California Arrearage Payment Program, which provided funds of $63 million and $79 million for SDG&E and SoCalGas, respectively. In the first quarter of 2022, SDG&E and SoCalGas received and applied the amounts directly to eligible customer accounts to reduce past due balances. In June 2022, AB 205 was approved establishing, among other things, the 2022 California Arrearage Payment Program. SDG&E and SoCalGas have applied for funding from this program on behalf of their residential customers with past due balances and, if approved, may receive up to $51 million and $59 million, respectively, of such funding in the first quarter of 2023.
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
In November 2022, the CPUC approved a proposed decision that found there was an extraordinary event, the CCM will be suspended for 2022 and SDG&E’s current authorized cost of capital for 2022 will be preserved.
We further discuss the CCM in “Part I – Item 1A. Risk Factors” in the Annual Report.
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totals $339 million at September 30, 2022. We describe the Wildfire Legislation and related accounting treatment and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
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
Wildfire Cost Recovery Mechanism

In July 2021, SDG&E filed a request with the CPUC to establish an interim cost recovery mechanism that would recover in rates 50% of its wildfire mitigation plan costs. The proposed recovery would be incremental to wildfire costs currently authorized in its GRC and would be subject to reasonableness review. In May 2022, the CPUC issued a final decision denying SDG&E’s request and directing SDG&E to file for the review and recovery of its wildfire mitigation plan costs through its next GRC or a separate application. SDG&E expects to submit separate requests in its GRC for review and recovery of its wildfire mitigation plan costs in mid-2023 for costs incurred from 2019 through 2022 and in mid-2024 for costs incurred in 2023.
Off-Balance Sheet Arrangements
SDG&E has entered into PPAs and tolling agreements that are variable interests in unconsolidated entities. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.
SoCalGas
SoCalGas’ future performance and liquidity may be impacted by the resolution of legal, regulatory and other matters pertaining to the Leak, which we discuss below and in Note 11 of the Notes to Condensed Consolidated Financial Statements in this report and in “Part I – Item 1A. Risk Factors” in the Annual Report.
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced the Leak.
Cost Estimate, Insurance and Accounting and Other Impacts. At September 30, 2022, SoCalGas estimates certain costs related to the Leak are $3,485 million (the cost estimate), including $1,279 million of costs recoverable from insurance, all of which had been received by SoCalGas as of October 31, 2022. Other than insurance for directors’ and officers’ liability, we have exhausted all of our available insurance for this matter. At September 30, 2022, $145 million of the cost estimate is accrued in Reserve for Aliso Canyon Costs and $4 million of the cost estimate is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets.
Sempra elected to make equity contributions to SoCalGas of $800 million in September 2021, $150 million in June 2022 and $500 million in August 2022. These voluntary equity contributions were intended to assist SoCalGas in maintaining its approved capital structure. As of October 31, 2022, SoCalGas had paid $1.79 billion related to the settlement of the Individual Plaintiff Litigation. SoCalGas funded the settlement payment using a combination of equity contributions from Sempra, short-term debt and cash on hand.
Except for the amounts paid or estimated to settle certain legal and regulatory matters, the cost estimate does not include any amounts necessary to resolve the matters that we describe in “Litigation – Unresolved” and “Regulatory Proceedings – Unresolved” in Note 11 of the Notes to Condensed Consolidated Financial Statements, threatened litigation, other potential litigation or other costs, in each case to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs for damages, restitution, civil or administrative fines or penalties, defense, settlement or other costs or remedies that may be imposed or incurred. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. The costs or losses not included in the cost estimate could be significant.
An adverse outcome with respect to (i) any lawsuits by the Remaining Individual Plaintiffs, (ii) the unresolved shareholder derivative actions, (iii) threatened or other potential litigation related to the Leak, (iv) the Leak OII if approval of the negotiated settlement is not subsequently obtained, or (v) the unresolved proceeding pursuant to the SB 380 OII that we discuss below, could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
At September 30, 2022, the Aliso Canyon natural gas storage facility had a net book value of $923 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, incur materially higher than expected operating costs and/or be required to make material additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized.
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
On June 1, 2022, we completed the sale of a 10% NCI in SI Partners to ADIA for cash proceeds of $1.7 billion. We used a portion of the proceeds from the sale to ADIA to repay commercial paper borrowings used to repurchase $750 million in shares of our common stock ($300 million of which was completed in the fourth quarter of 2021, $200 million of which was completed in the first quarter of 2022 and $250 million of which was completed in the second quarter of 2022), and we used the remaining proceeds to help fund capital expenditures at Sempra California and Sempra Texas Utilities and to further strengthen our balance sheet.
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
In the nine months ended September 30, 2022, SI Partners distributed $146 million to its minority shareholders.
LNG and Net-Zero Solutions
In 2022 to date, Sempra Infrastructure has entered into the following non-binding HOAs for the negotiation and potential finalization of definitive SPAs with:
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
Cameron LNG JV Liquefaction Expansion Project. Cameron LNG JV is developing a proposed expansion project that would add one liquefaction train with an expected maximum production capacity of approximately 6.75 Mtpa and would increase the production capacity of the existing three trains by up to approximately 1 Mtpa through debottlenecking activities. The Cameron LNG JV site can accommodate additional trains beyond the proposed Cameron LNG JV Phase 2 project.
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
Sempra Infrastructure and the other Cameron LNG JV partners, namely affiliates of TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC, a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha, have entered into an HOA for the potential development of the Cameron LNG JV Phase 2 project. The HOA provides a commercial framework for the proposed project, including the contemplated allocation to Sempra Infrastructure of 50.2% of the fourth train production capacity and 25% of the debottlenecking capacity from the project under tolling agreements. The HOA contemplates the remaining capacity to be allocated equally to the existing Cameron LNG JV Phase 1 customers. Sempra Infrastructure plans to sell the LNG corresponding to its allocated capacity from the proposed Cameron LNG JV Phase 2 project under long-term SPAs prior to making a final investment decision. The HOA is a non-binding arrangement. The ultimate participation in and offtake by Sempra Infrastructure, TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC remain subject to negotiation and finalization of definitive agreements, among other factors, and the HOA does not commit any party to enter into definitive agreements with respect to the proposed Cameron LNG JV Phase 2 project.
Sempra Infrastructure, the other Cameron LNG JV partners, and Cameron LNG JV have entered into a Phase 2 Project Development Agreement under which Sempra Infrastructure, subject to certain conditions and ongoing approvals by the Cameron LNG JV board, will manage and lead the Cameron LNG JV Phase 2 project development work up to a final investment decision by Cameron LNG JV.
Cameron LNG JV, upon the unanimous approval of the Cameron LNG JV board, awarded two FEED contracts, one to Bechtel and the other to a joint venture between JGC America Inc. and Zachry Industrial Inc. At the conclusion of the resulting competitive FEED process, we expect to select one contractor to be the EPC contractor for the proposed Cameron LNG JV Phase 2 project.
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
In February 2020, we entered into an EPC contract with Technip Energies for the ECA LNG Phase 1 project. Since reaching a positive final investment decision with respect to the project in November 2020, Technip Energies has been working to construct the ECA LNG Phase 1 project. The total price of the EPC contract is estimated at approximately $1.5 billion. We estimate that capital expenditures will approximate $2.0 billion, including capitalized interest and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates. We anticipate ECA LNG Phase 1 to begin producing LNG in time to commence commercial operations, which we expect to occur in the middle of 2025.
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025 for an aggregate principal amount of up to $1.3 billion, of which $455 million was outstanding at September 30, 2022. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project. We discuss the details of this loan in Note 7 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
We do not expect the construction or operation of the ECA LNG Phase 1 project to disrupt operations at the ECA Regas Facility, and have planned measures to limit disruption of operations should any arise. However, construction of the proposed ECA LNG Phase 2 project would conflict with the current operations at the ECA Regas Facility, which currently has long-term regasification contracts for 100% of the regasification facility’s capacity through 2028, making the decisions on whether, when and how to pursue the ECA LNG Phase 2 project dependent in part on whether the investment in a large-scale liquefaction facility would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts.
The construction of the ECA LNG Phase 1 project and the development of the potential ECA LNG Phase 2 project are subject to numerous risks and uncertainties. For Phase 1, these include maintaining permits and regulatory approvals; construction delays; securing and maintaining commercial arrangements, such as gas supply and transportation agreements; the impact of recent and proposed changes to the law in Mexico; and other factors associated with the project and its construction. For the ECA LNG Phase 2 project, these include obtaining binding customer commitments; the receipt of a number of permits and regulatory approvals; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a positive final investment decision; the impact of recent and proposed changes to the law in Mexico; and other factors associated with this potential investment. In addition, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, an unfavorable decision on certain property disputes or permit challenges could materially adversely affect the development and construction of these projects and Sempra’s results of operations, financial condition, cash flows and/or prospects, including the impairment of all or a substantial portion of the capital costs invested in the projects to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.

Port Arthur LNG Liquefaction Export Project. Sempra Infrastructure is developing a proposed natural gas liquefaction export project, to be developed in two phases, on a greenfield site that it owns in the vicinity of Port Arthur, Texas, located along the Sabine-Neches waterway. Sempra Infrastructure received authorizations from the DOE in August 2015 and May 2019 that collectively permit the LNG to be produced from the proposed PA LNG Phase 1 project to be exported to all current and future FTA and non-FTA countries. In February 2020, Sempra Infrastructure filed an application with the DOE to permit LNG produced from the proposed PA LNG Phase 2 project to be exported to all current and future FTA and non-FTA countries.
In April 2019, the FERC approved the siting, construction and operation of the proposed PA LNG Phase 1 project facilities, along with certain natural gas pipelines, including the Louisiana Connector and Texas Connector pipelines, that could be used to supply feed gas to the liquefaction facility if and when the project is completed. In February 2020, Sempra Infrastructure filed an application, subject to approval by the FERC, for the siting, construction and operation of the proposed PA LNG Phase 2 project, including the potential addition of up to two liquefaction trains.
In February 2020, we entered into an EPC contract with Bechtel for the proposed PA LNG Phase 1 project. The EPC contract contemplates the construction of two liquefaction trains capable of producing, under optimal conditions, up to approximately 13.5 Mtpa, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. We have no obligation to move forward under the EPC contract, and we may release Bechtel to perform portions of the work pursuant to limited notices to proceed. In October 2022, we amended and restated the EPC contract to reflect an estimated price of approximately $10.5 billion, subject to adjustments. The contract price is valid until May 8, 2023, subject to certain conditions, including timely issuances of limited notices to proceed. While the agreement contemplates issuance of the full notice to proceed by February 8, 2023, the agreement also includes mechanisms that allow us to delay issuance of the full notice to proceed until up to May 8, 2023, subject to certain conditions including a price escalation of up to a maximum of $149 million. Sempra Infrastructure and Bechtel must mutually agree to an adjustment to the contract price if the full notice to proceed is issued after May 8, 2023. Any agreement on such an amendment to the EPC contract by both parties or on favorable terms to Sempra Infrastructure cannot be assured. Either party may terminate the EPC contract if the full notice to proceed is not issued by May 8, 2024.
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
We are progressing the development of the proposed PA LNG Phase 1 project, and are targeting a final investment decision in the first quarter of 2023 taking into account market demands given the current geopolitical environment, executing definitive agreements for LNG offtake and equity investments, and obtaining financing. We also continue to evaluate overall opportunities to develop the entirety of the Port Arthur site as well as potential design changes that could reduce overall emissions, including a facility design utilizing electric drives, renewable power sourcing and other technological solutions, which may apply to any future expansions.
Development of the Port Arthur LNG liquefaction export project is subject to a number of risks and uncertainties, including obtaining binding customer commitments; identifying suitable project and equity partners; completing the required commercial agreements, such as equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; securing and maintaining all necessary permits and approvals, including approval from the FERC; obtaining financing and incentives, such as obtaining property tax abatement; reaching a positive final investment decision; and other factors associated with the potential investment. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
Energy Networks
Construction Projects. Sempra Infrastructure completed construction of additional terminals for the receipt, storage, and delivery of liquid fuels in the vicinity of Puebla and Topolobampo. Sempra Infrastructure is also developing terminals for the receipt, storage, and delivery of liquid fuels in the vicinity of Manzanillo and Ensenada.
As part of an industrywide audit and investigative process initiated by the CRE to enforce fuel procurement laws, federal prosecutors conducted inspections at several refined products terminals, including Sempra Infrastructure's refined products terminal in Puebla, to confirm that the gasoline and/or diesel in storage were legally imported. During the inspection of the Puebla terminal in September 2021, a federal prosecutor took samples from all the train and storage tanks in the terminal and ordered that the facility be temporarily shut down during the pendency of the analysis of the samples and investigation, while leaving the terminal in Sempra Infrastructure’s custody. In November 2021, the CRE notified Sempra Infrastructure that it had started a process to revoke Sempra Infrastructure’s storage permit at the Puebla terminal. In December 2021, Sempra Infrastructure filed its response to the CRE. In May 2022, the CRE provided a final resolution that stopped the permit revocation process. In August 2022, the federal prosecutor concluded the investigation and lifted the order that had temporarily shut down the facility. Commissioning activities were restarted, and commercial operations commenced in October 2022.
Construction of the Topolobampo terminal was completed in May 2022, at which time commissioning activities commenced. We expect the Topolobampo terminal will commence commercial operations in the first quarter of 2023, subject to the receipt of pending permits.
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
In March 2022, TotalEnergies SE and Sempra Infrastructure entered into a non-binding MOU that provides a framework for cooperation in the development of North American renewable energy projects. The MOU includes the potential acquisition by TotalEnergies SE of a targeted 30% equity interest in certain renewable and energy storage development projects that are under development by Sempra Infrastructure in Northern Mexico. The ultimate participation of TotalEnergies SE remains subject to negotiation and finalization of definitive agreements, among other factors, and TotalEnergies SE and Sempra Infrastructure have no commitment to participate in any or all these projects unless such definitive agreements are established.
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
▪Amendments to Mexico’s Electricity Industry Law
▪Amendments to Mexico’s Hydrocarbons Law

Sempra Infrastructure and other parties affected by these resolutions, orders, decrees, regulations and proposed amendments to Mexican law have challenged them by filing amparo and other claims, some of which have been granted injunctive relief. The court-ordered injunctions or suspensions provide temporary relief until Mexico’s federal district court or Supreme Court ultimately resolves the amparo and other claims. An unfavorable decision on one or more of these amparo or other challenges, the potential for extended disputes, or the possibility of future reforms to the energy industry through further amendments to Mexican laws or rules may impact our ability to operate our facilities at existing levels or at all, may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, may result in decreased revenues and cash flows, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on our business, results of operations, financial condition, cash flows and/or prospects.

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2022	$1,455	$1,368	$(762)
2021	2,981	1,024	1,037
Change	$(1,526)	$344	$(1,799)

Net decrease in Reserve for Aliso Canyon Costs, current and noncurrent, due to $2,052 higher payments and $1,308 lower accruals	$(3,360)		$(3,360)
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	(453)	$67	(520)
Change in income taxes receivable/payable, net	(224)	12	35
Lower distributions received from Cameron LNG JV	(108)
Increase in purchases of GHG allowances	(92)	(31)	(45)
Change in inventory	(55)		(109)
Change in customer deposits	73	28	37
Funds fully drawn against Gazprom’s letters of credit, net of amounts applied	89
Change in net margin posted	99
Higher GHG emission obligations	110	15	97
Change in accounts payable	150	162
Change in accounts receivable	296	(32)	170
Higher proceeds received from Insurance Receivable for Aliso Canyon	319		319
Higher net income, adjusted for noncash items included in earnings	1,658	131	1,544
Other	(28)	(8)	33
	$(1,526)	$344	$(1,799)

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2022	$(3,183)	$(1,643)	$(1,394)
2021	(3,456)	(1,553)	(1,417)
Change	$273	$(90)	$23

Repayment of note receivable from IMG	$626
Decrease (increase) in capital expenditures	66	$(91)	$23
Acquisition of 50% interest in ESJ in March 2021 for $79, net of $14 of cash and cash equivalents acquired	65
Contributions to Cameron LNG JV in 2022	(19)
Higher contributions to Oncor Holdings	(105)
Distributions from Oncor Holdings in 2021	(361)
Other	1	1
	$273	$(90)	$23

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2022	$1,936	$469	$2,172
2021	397	506	602
Change	$1,539	$(37)	$1,570

Higher issuances of long-term debt	$2,893	$650	$697
Higher (lower) issuances of short-term debt with maturities greater than 90 days	1,826	(375)	800
Proceeds from sale of NCI to ADIA in 2022, net of $12 of transaction costs	1,719
Lower payments on long-term debt and finance leases	1,245	565
Lower purchases of noncontrolling interests	221
Lower preferred dividends paid	55
Lower equity contributions from Sempra Energy			(150)
(Higher) lower common dividends paid	(89)	(100)	75
Distributions to SI Partners’ minority shareholders in 2022	(146)
Higher repurchases of common stock	(439)
Higher payments for commercial paper and other short-term debt with maturities greater than 90 days	(2,295)	(375)
Change in borrowings and repayments of short-term debt, net	(3,437)	(401)	155
Other	(14)	(1)	(7)
	$1,539	$(37)	$1,570

Capital Expenditures, Investments and Acquisitions

EXPENDITURES FOR PP&E, INVESTMENTS AND ACQUISITIONS
(Dollars in millions)
	Nine months ended September 30,
	2022	2021
SDG&E	$1,651	$1,560
SoCalGas	1,394	1,417
Sempra Texas Utilities	256	151
Sempra Infrastructure	508	687
Parent and other	6	7
Total	$3,815	$3,822
The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT, and various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors” in the Annual Report. In 2022, we expect to make capital expenditures and investments of approximately $5.7 billion (which excludes capital expenditures that will be funded by unconsolidated entities) a decrease from the $6.2 billion projected in “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The decrease is primarily attributable to a delay in certain capital expenditures of approximately $400 million at SDG&E and $100 million at SoCalGas.

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
COMMODITY PRICE RISK
Sempra Infrastructure is generally exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first nine months of 2022, a hypothetical 10% unfavorable change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $7 million at September 30, 2022 compared to $3 million at December 31, 2021.
The one-day value at risk for SDG&E and SoCalGas’ commodity positions were $6 million and negligible, respectively, at September 30, 2022 compared to $5 million and $1 million, respectively, at December 31, 2021.

INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	September 30, 2022			December 31, 2021
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$1,227	$—	$1,227	$1,161	$776	$385
Other	523	—	—	2,310	—	—
Long-term:
Sempra California fixed-rate	$12,559	$7,400	$5,159	$10,876	$6,417	$4,459
Sempra California variable-rate	700	400	300	300	—	300
Other fixed-rate	10,076	—	—	8,591	—	—
Other variable-rate	455	—	—	341	—	—
(1)    After the effects of interest rate swaps. Before reductions for unamortized discount and debt issuance costs and excluding finance lease obligations at September 30, 2022 and December 31, 2021, and before the effects of acquisition-related fair value adjustments at December 31, 2021.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at September 30, 2022 increased or decreased by 10%, the change in earnings over the 12-month period ending September 30, 2023 would be approximately $5 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at September 30, 2022, after considering the effects of interest rate swaps, the change in earnings over the 12-month period ending September 30, 2023 would be approximately $4 million.
FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposures in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At September 30, 2022, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2021.
In 2022, SDG&E and SoCalGas have experienced inflationary pressures from increases in various costs, including the cost of natural gas, electric fuel and purchased power, labor, materials and supplies, as well as availability of labor and materials. Sempra Texas Utilities has experienced increased costs of labor and materials and does not have specific regulatory mechanisms that allow for recovery of higher costs due to inflation. If such costs were to continue to be subject to significant inflationary pressures and we are not able to fully recover such higher costs in rates or there is a delay in recovery, these increased costs may have a significant effect on Sempra’s, SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure has experienced inflationary pressures from increases in various costs, including the cost of labor, materials and supplies. Sempra Infrastructure generally secures long-term contracts that are U.S. dollar-denominated or referenced and are periodically adjusted for market factors, including inflation, and Sempra Infrastructure generally enters into lump-sum contracts for its large construction projects in which much of the risk during construction is absorbed or hedged by the EPC contractor. If additional costs were to become subject to significant inflationary pressures, we may not be able to fully recover such higher costs through contractual adjustments for inflation, which may have a significant effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.

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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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

EXHIBIT INDEX
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 3 -- ARTICLES OF INCORPORATION AND BYLAWS
Sempra Energy
3.1	Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008.		10-K	3.1	02/27/20

3.2	Bylaws of Sempra Energy (as amended through April 14, 2020).		8-K	3.1	04/14/20

3.3	Certificate of Determination of Preferences of the 6% Mandatory Convertible Preferred Stock, Series A, of Sempra Energy (including the form of certificate representing the 6% Mandatory Convertible Preferred Stock, Series A), filed with the Secretary of State of the State of California and effective January 5, 2018.		8-K	3.1	01/09/18

3.4	Certificate of Determination of Preferences of the 6.75% Mandatory Convertible Preferred Stock, Series B, of Sempra Energy (including the form of certificate representing the 6.75% Mandatory Convertible Preferred Stock, Series B), filed with the Secretary of State of the State of California and effective July 11, 2018.		8-K	3.1	07/13/18

3.5	Certificate of Determination of Preferences of 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C, of Sempra Energy (including the form of certificate representing the 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C), filed with the Secretary of State of the State of California and effective June 11, 2020.		8-K	3.1	06/15/20

San Diego Gas & Electric Company
3.6	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective August 15, 2014.		10-K	3.4	02/26/15

3.7	Bylaws of San Diego Gas & Electric Company (as amended through October 26, 2016).		10-Q	3.1	11/02/16

Southern California Gas Company
3.8	Restated Articles of Incorporation of Southern California Gas Company effective October 7, 1996.		10-K	3.01	03/28/97

3.9	Bylaws of Southern California Gas Company (as amended through January 30, 2017).		8-K	3.1	01/31/17

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy / Southern California Gas Company
10.1	Severance Pay Agreement between Sempra Energy and David Barrett, dated July 23, 2022.	X

10.2	Severance Pay Agreement between Sempra Energy and Mia DeMontigny, dated July 23, 2022.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith
EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra Energy:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: November 3, 2022	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 3, 2022	By: /s/ Valerie A. Bille
Valerie A. Bille
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 3, 2022	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)