Form 10-K
period 2022-12-31
SEMPRA ENERGY; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2023-02-28
CIK 1032208, 86521, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Nos.
1-14201	SEMPRA ENERGY	California	33-0732627
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705
555 West 5th Street
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
2022 Form 10-K | 2

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Sempra Energy	Yes ☐	No ☐
San Diego Gas & Electric Company	Yes ☐	No ☐
Southern California Gas Company	Yes ☐	No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Sempra Energy	Yes ☐	No ☐
San Diego Gas & Electric Company	Yes ☐	No ☐
Southern California Gas Company	Yes ☐	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes ☐	No ☒
San Diego Gas & Electric Company	Yes ☐	No ☒
Southern California Gas Company	Yes ☐	No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022:

Sempra Energy	$47.2 billion (based on the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter)
San Diego Gas & Electric Company	$0
Southern California Gas Company	$0
2022 Form 10-K | 3

Common Stock outstanding, without par value, as of February 21, 2023:

Sempra Energy	314,569,519 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SAN DIEGO GAS & ELECTRIC COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Sempra Energy proxy statement to be filed for its May 2023 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

Portions of the Southern California Gas Company information statement to be filed for its May 2023 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

2022 Form 10-K | 4

This combined Form 10-K is separately filed by Sempra Energy doing business as Sempra, San Diego Gas & Electric Company and Southern California Gas Company. Information contained herein relating to any one of these individual reporting entities is filed by such entity on its own behalf. Each such reporting entity makes statements herein only as to itself and its consolidated entities and makes no statement whatsoever as to any other entity.
You should read this report in its entirety as it pertains to each respective reporting entity. No one section of the report deals with all aspects of the subject matter. A separate Part II – Item 8 is provided for each reporting entity, except for the Notes to Consolidated Financial Statements, which are combined for all of the reporting entities. All Items other than Part II – Item 8 are combined for the three reporting entities.
2022 Form 10-K | 5

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASR	accelerated share repurchase
ASU	Accounting Standards Update
Bcf	billion cubic feet
Bechtel	Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.)
bps	basis points
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CARB	California Air Resources Board
CCA	Community Choice Aggregation
CCM	cost of capital adjustment mechanism
CEC	California Energy Commission
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
Chilquinta Energía	Chilquinta Energía, S.A. and its subsidiaries
CNBV	Comisión Nacional Bancaria y de Valores (Mexico’s National Banking and Securities Commission)
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DA	Direct Access
DEN	Ductos y Energéticos del Norte, S. de R.L. de C.V.
DER	distributed energy resources
DOE	U.S. Department of Energy
DOT	U.S. Department of Transportation
DWR	California Department of Water Resources
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
Eletrans	Eletrans S.A., Eletrans II S.A. and Eletrans III S.A., collectively
Enova	Enova Corporation
EPA	U.S. Environmental Protection Agency
EPC	engineering, procurement and construction
EPS	earnings (losses) per common share
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERR	eligible renewable energy resource
ESJ	Energía Sierra Juárez, S. de R.L. de C.V.
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FEED	front-end engineering design
FERC	Federal Energy Regulatory Commission
2022 Form 10-K | 6

GLOSSARY (CONTINUED)

Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
Gazprom	Gazprom Marketing & Trading México S. de R.L. de C.V.
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HMRC	His Majesty’s Revenue and Customs (United Kingdom’s Revenue and Customs Department)
HOA	Heads of Agreement
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IEnova Pipelines	IEnova Pipelines, S. de R.L. de C.V.
IMG	Infraestructura Marina del Golfo
INEOS	INEOS Energy Trading Ltd., a subsidiary of INEOS Ltd.
IOU	investor-owned utility
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
ISFSI	independent spent fuel storage installation
ISO	Independent System Operator
JV	joint venture
KKR	KKR Pinnacle Investor L.P. (as successor-in-interest to KKR Pinnacle Aggregator L.P.), an affiliate of Kohlberg Kravis Roberts & Co. L.P.
kV	kilovolt
kW	kilowatt
kWh	kilowatt hour
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas
LPG	liquid petroleum gas
LTIP	long-term incentive plan
Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mexican Stock Exchange	Bolsa Mexicana de Valores, S.A.B. de C.V., or BMV
MMBtu	million British thermal units (of natural gas)
MMcf	million cubic feet
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NAV	net asset value
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NOL	net operating loss
NRC	Nuclear Regulatory Commission
NYSE	New York Stock Exchange
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OEIS	Office of Energy Infrastructure Safety
OII	Order Instituting Investigation
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
ORLEN	Polski Koncern Naftowy Orlen S.A. (formerly Polish Oil & Gas Company)
2022 Form 10-K | 7

GLOSSARY (CONTINUED)

OSC	Order to Show Cause
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PA LNG projects	PA LNG Phase 1 project and PA LNG Phase 2 project, collectively
PBOP	postretirement benefits other than pension
PE	Pacific Enterprises
PEMEX	Petróleos Mexicanos (Mexican state-owned oil company)
PG&E	Pacific Gas and Electric Company
PHMSA	Pipeline and Hazardous Materials Safety Administration
PP&E	property, plant and equipment
PPA	power purchase agreement
PRP	Potentially Responsible Party
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
PXiSE	PXiSE Energy Solutions, LLC
Rating Agencies	Moody’s, S&P and Fitch, collectively
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
REC	renewable energy certificate
ROE	return on equity
ROU	right-of-use
RPS	Renewables Portfolio Standard
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
Sempra	Sempra Energy doing business as Sempra, together with its consolidated entities unless otherwise stated or indicated by the context
Sempra California	San Diego Gas & Electric Company and Southern California Gas Company, collectively
Sempra Global	Sempra Global, which was renamed Sempra Infrastructure Partners, LP on September 30, 2021
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	6% mandatory convertible preferred stock, series A
series B preferred stock	6.75% mandatory convertible preferred stock, series B
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
Sharyland Holdings	Sharyland Holdings, L.P.
Sharyland Utilities	Sharyland Utilities, L.L.C.
Shell Mexico	Shell México Gas Natural, S. de R.L. de C.V.
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation, which was formerly named Sempra Global before September 30, 2021
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate
SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement
Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG	TAG Norte Holding, S. de R.L. de C.V.
Tangguh PSC	Tangguh PSC Contractors
TdM	Termoeléctrica de Mexicali
Technip Energies	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V.
Tecnored	Tecnored S.A.
2022 Form 10-K | 8

GLOSSARY (CONTINUED)

Tecsur	Tecsur S.A.
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TTI	Texas Transmission Investment LLC
U.S. GAAP	generally accepted accounting principles in the United States of America
VaR	value at risk
VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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
Throughout this report, we refer to the following as Consolidated Financial Statements and Notes to Consolidated Financial Statements when discussed together or collectively:
▪the Consolidated Financial Statements and related Notes of Sempra;
▪the Financial Statements and related Notes of SDG&E; and
▪the Financial Statements and related Notes of SoCalGas.
2022 Form 10-K | 9

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future, involve risks and uncertainties, and are not guarantees. Future results may differ materially from those expressed or implied in any forward-looking statement. These forward-looking statements represent our estimates and assumptions only as of the filing date of this report. We assume no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.
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
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include risks and uncertainties relating to:
▪California wildfires, including that we may be found liable for damages regardless of fault and that we may not be able to recover all or a substantial portion of costs from insurance, the Wildfire Fund, rates from customers or a combination thereof
▪decisions, investigations, inquiries, regulations, issuances or revocations of permits or other authorizations, renewals of franchises, and other actions by (i) the CPUC, CRE, DOE, FERC, PUCT, and other governmental and regulatory bodies and (ii) the U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries in which we do business
▪the success of business development efforts, construction projects and acquisitions and divestitures, including risks in (i) being able to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) realizing anticipated benefits from any of these efforts if completed, and (iv) obtaining the consent or approval of partners or other third parties, including governmental and regulatory bodies
▪litigation, arbitrations, property disputes and other proceedings, and changes to laws and regulations, including those related to the energy industry in Mexico
▪cybersecurity threats, including by state and state-sponsored actors, of ransomware or other attacks on our systems or the systems of third-parties with which we conduct business, including the energy grid or other energy infrastructure, all of which have become more pronounced due to recent geopolitical events, such as the war in Ukraine
▪our ability to borrow money on favorable terms and meet our debt service obligations, including due to (i) actions by credit rating agencies to downgrade our credit ratings or to place those ratings on negative outlook or (ii) rising interest rates and inflation
▪failure of foreign governments, state-owned entities and our counterparties to honor their contracts and commitments
▪the impact on affordability of SDG&E’s and SoCalGas’ customer rates and their cost of capital and on SDG&E’s, SoCalGas’ and Sempra Infrastructure’s ability to pass through higher costs to current and future customers due to (i) volatility in inflation, interest rates and commodity prices, (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of the clean energy transition in California, (iii) with respect to SDG&E’s business, departing retail load resulting from additional customers transferring to CCA and DA, and (iv) with respect to Sempra Infrastructure’s business, volatility in foreign currency exchange rates
▪the impact of climate and sustainability policies, laws, rules, disclosures, and trends, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies and the risk of nonrecovery for stranded assets
▪our ability to incorporate new technologies into our businesses, including those designed to support governmental and private party energy and climate goals
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events that disrupt our operations, damage our facilities or systems, cause the release of harmful materials, cause fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms, may be disputed or not covered by insurers, or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power, natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid, pipeline system or limitations on the withdrawal of natural gas from storage facilities
▪Oncor’s ability to eliminate or reduce its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪changes in tax and trade policies, laws and regulations, including tariffs, revisions to international trade agreements and sanctions, such as those that have been imposed and that may be imposed in the future in connection with the war in Ukraine,
2022 Form 10-K | 10

which may increase our costs, reduce our competitiveness, impact our ability to do business with certain counterparties, or impair our ability to resolve trade disputes
▪other uncertainties, some of which are difficult to predict and beyond our control
We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein and in other reports we file with the SEC.

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
▪Our businesses are subject to risks arising from their infrastructure and information systems
▪Severe weather, natural disasters and other similar events could materially adversely affect us
▪Our debt service obligations expose us to risks and could require additional equity securities issuances by Sempra and sales of equity interests in various subsidiaries or projects under development
▪The availability and cost of debt or equity financing could be negatively affected by market and economic conditions and other factors, and any such effects could materially adversely affect us
▪Credit rating agencies may downgrade our credit ratings or place those ratings on negative outlook
▪Our businesses require numerous permits, licenses, franchises and other approvals from various governmental agencies, and the failure to obtain or maintain any of them, or lengthy delays in obtaining them, could materially adversely affect us
▪Our businesses face climate change concerns and have environmental compliance and clean energy transition costs, which could have a material adverse effect on us
▪Our businesses are subject to numerous governmental regulations and complex tax and accounting requirements and may be materially adversely affected by them or any changes to them
Risks Related to Sempra California
▪Wildfires in California pose risks to Sempra California (particularly SDG&E) and Sempra
▪The electricity industry is undergoing significant change, including increased deployment of DER, technological advancements, and political and regulatory developments
▪Natural gas and natural gas storage have increasingly been the subject of political and public scrutiny, including a desire by some to reduce or eliminate reliance on natural gas as an energy source
▪SDG&E and SoCalGas are subject to extensive regulation by federal, state and local legislative and regulatory authorities, which may materially adversely affect Sempra, SDG&E and SoCalGas
Risks Related to Sempra Texas Utilities
▪Certain ring-fencing measures, governance mechanisms and commitments limit our ability to influence the management, operations and policies of Oncor
▪Changes in the regulation or operation of the electric utility industry and/or the ERCOT market, as well as the outcome of regulatory proceedings, could materially adversely affect Oncor, which could materially adversely affect us
2022 Form 10-K | 11

Risks Related to Sempra Infrastructure
▪Project development activities may not be successful, projects under construction may not be completed on schedule or within budget, and completed projects may not operate at expected levels, any of which could materially adversely affect us
▪We may not be able to enter into, maintain, extend or replace long-term supply, sales or capacity agreements
▪Our international businesses and operations expose us to increased legal, regulatory, tax, economic, geopolitical and management oversight risks and challenges
2022 Form 10-K | 12

PART I.

ITEM 1. BUSINESS
OVERVIEW
We are a California-based holding company with energy infrastructure investments in North America. Our businesses invest in, develop and operate energy infrastructure, and provide electric and gas services to customers.
Sempra was formed in 1998 through a business combination of Enova and PE, the holding companies of our regulated public utilities in California: SDG&E, which began operations in 1881, and SoCalGas, which began operations in 1867. We have since expanded our regulated public utility presence into Texas through our 80.25% interest in Oncor and 50% interest in Sharyland Utilities. Sempra Infrastructure’s assets include investments in the U.S. and Mexico with a focus on LNG and net zero solutions, energy networks and clean power.
Business Strategy
Our mission is to be North America’s premier energy infrastructure company. We are primarily focused on transmission and distribution investments, among other areas, that we believe are capable of producing stable cash flows and earnings visibility, with the goal of delivering safe, reliable and increasingly clean forms of energy to customers and increasing shareholder value.
DESCRIPTION OF BUSINESS BY SEGMENT
Our business activities are organized under the following reportable segments:
▪SDG&E
▪SoCalGas
▪Sempra Texas Utilities
▪Sempra Infrastructure
SDG&E
SDG&E is a regulated public utility that provides electric services to a population of, at December 31, 2022, approximately 3.6 million and natural gas services to approximately 3.3 million of that population, covering a 4,100 square mile service territory in Southern California that encompasses San Diego County and an adjacent portion of Orange County.
2022 Form 10-K | 13

SDG&E’s assets at December 31, 2022 covered the following territory:

San Clemente
Ortega
Pala-Gomez Creek
Borrego Microgrid
Fallbrook
Melrose
Escondido
Escondido
Carmel Valley Microgrid
Ramona Microgrid
Shelter Valley Microgrid
Miramar (Top Gun)
Kearny
Butterfield Ranch Microgrid
La Jolla
Paradise Microgrid
Elliot Microgrid
El Cajon
El Cajon
San Diego
Clairemont Microgrid
Miguel Microgrid
Westside Canal
Imperial Beach
Cameron Corners Microgrid
Boulevard Microgrid
Existing Battery Storage
Proposed Battery Storage
Existing Microgrid
Proposed Microgrid
Distribution Line
Transmission Line
Natural Gas Line
Service Territory

Electric Utility Operations
Electric Transmission and Distribution System. Service to SDG&E’s customers is supported by its electric transmission and distribution system, which includes substations and overhead and underground lines. These electric facilities are primarily in the San Diego, Imperial and Orange counties of California, and in Arizona and Nevada and consisted of 1,928 miles of transmission lines, 23,928 miles of distribution lines and 157 substations at December 31, 2022. Occasionally, various areas of the service territory require expansion to accommodate customer growth and maintain reliability and safety.
SDG&E’s 500-kV Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego, California. SDG&E’s share of the line is 1,163 MW, although it can be less under certain system conditions. SDG&E’s Sunrise Powerlink is a 500-kV transmission line constructed by SDG&E and operated by the California ISO. Both of these lines together provide SDG&E with import capability of 3,900 MW of power.
Mexico’s Baja California transmission system is connected to SDG&E’s system via two 230-kV interconnections with combined capacity of up to 600 MW in the north-to-south direction and 800 MW in the south-to-north direction. However, it can be less under certain system conditions.
Edison’s transmission system is connected to SDG&E’s system via five 230-kV transmission lines.
2022 Form 10-K | 14

Electric Resources. To meet customer demand, SDG&E supplies power from its own electric generation facilities and procures power on a long-term basis from other suppliers for resale through CPUC-approved purchased-power contracts or purchases on the spot market. SDG&E does not earn any return on commodity sales volumes. SDG&E’s electric resources at December 31, 2022 were as follows:

SDG&E – ELECTRIC RESOURCES(1)

	Contract	Net operating
	expiration date	capacity (MW)	% of total
Owned generation facilities, natural gas(2)		1,204	24%
Purchased-power contracts:
Renewables:
Wind	2023 to 2042	1,236	24
Solar	2030 to 2042	1,390	27
Other	2023 and thereafter	37	1
Tolling and other	2024 to 2042	1,206	24
Total		5,073	100%
(1)    Excludes approximately 321 MW of energy storage owned and approximately 164 MW of energy storage contracted.
(2)    SDG&E owns and operates four natural gas-fired power plants, three of which are in California and one is in Nevada.

Charges under contracts with suppliers are based on the amount of energy received or are tolls based on available capacity. Tolling contracts are purchased-power contracts under which SDG&E provides natural gas to the energy supplier.
SDG&E procures natural gas under short-term contracts for its owned generation facilities and for certain tolling contracts associated with purchased-power arrangements. Purchases from various southwestern U.S. suppliers are primarily priced based on published monthly bid-week indices, which can be subject to volatility.
SDG&E participates in the Western Systems Power Pool, which includes an electric-power and transmission-rate agreement that allows access to power trading with more than 300 member utilities, power agencies, energy brokers and power marketers throughout the U.S. and Canada. Participants can make power transactions on standardized terms, including market-based rates, preapproved by the FERC. Participation in the Western Systems Power Pool is intended to assist members in managing power delivery and price risk.
Customers and Demand. SDG&E provides electric services through the generation, transmission and distribution of electricity to the following customer classes:

SDG&E – ELECTRIC CUSTOMER METERS AND VOLUMES

	Customer meter count	Volumes(1) (millions of kWh)
	December 31,	Years ended December 31,
	2022	2022	2021	2020
Residential	615,126	3,940	5,657	6,606
Commercial	71,661	2,850	4,128	5,873
Industrial	471	909	1,398	1,842
Street and highway lighting	3,323	101	115	77
	690,581	7,800	11,298	14,398
CCA and DA	813,304	9,900	5,916	3,482
Total	1,503,885	17,700	17,214	17,880
(1)    Includes intercompany sales.

SDG&E currently provides procurement service for a portion of its customer load. Most customers receive procurement service from a load-serving entity other than SDG&E through programs such as CCA and DA. In such cases, SDG&E no longer procures energy for this departing load. Accordingly, SDG&E’s CCA and DA customers receive primarily transportation and distribution services from SDG&E.
CCA is only available if the customer’s local jurisdiction (city or county) offers such a program and DA is currently limited by a cap based on gigawatt hours. Several jurisdictions in SDG&E's territory have implemented CCA, including the City of San Diego in 2022. Additional jurisdictions are in the process of implementing or considering CCA.
2022 Form 10-K | 15

SDG&E’s historical energy procurement for future deliveries exceeds the needs of its remaining bundled customers as customers have elected CCA and DA services. To help achieve the goal of ratepayer indifference (as to whether or not customers’ energy is procured by SDG&E or by CCA or DA), the CPUC revised the Power Charge Indifference Adjustment framework. The purpose of the framework is to help ensure SDG&E’s procurement cost obligations are more equitably shared among customers served by SDG&E and customers now served by CCA or DA. SDG&E implemented the framework on January 1, 2019.
San Diego’s mild climate and SDG&E’s robust energy efficiency programs contribute to lower consumption by our customers. Rooftop solar installations continue to reduce residential and commercial volumes sold by SDG&E. At December 31, 2022, 2021 and 2020, the residential and commercial rooftop solar capacity in SDG&E’s territory totaled 1,864 MW, 1,620 MW and 1,423 MW, respectively.
Electricity demand is dependent on the health and expansion of the Southern California economy, prices of alternative energy products, consumer preference, environmental regulations, legislation, renewable power generation, the effectiveness of energy efficiency programs, demand-side management impact and distributed generation resources. California’s energy policy supports increased electrification, particularly electrification of vehicles, which could significantly increase sales volumes in the coming years. Other external factors, such as the price of purchased power, the use of hydroelectric power, the use of and further development of renewable energy resources and energy storage, the development of or requirements for new natural gas supply sources, demand for and supply of natural gas and general economic conditions, can also result in significant shifts in the market price of electricity, which may in turn impact demand. Electricity demand is also impacted by seasonal weather patterns (or “seasonality”), tending to increase in the summer months to meet the cooling load and in the winter months to meet the heating load.
Competition. SDG&E faces competition to serve its customer load from distributed and local power generation growth, including solar installations. In addition, the electric industry is undergoing rapid technological change, and third-party energy storage alternatives and other technologies may increasingly compete with SDG&E’s traditional transmission and distribution infrastructure in delivering electricity to consumers.
Natural Gas Utility Operations
We describe SDG&E’s natural gas utility operations below in “Sempra California’s Natural Gas Utility Operations.”
SoCalGas
SoCalGas is a regulated public utility that owns and operates a natural gas distribution, transmission and storage system that delivers natural gas to a population of, at December 31, 2022, approximately 21.1 million, covering a 24,000 square mile service territory that encompasses Southern California and portions of central California (excluding San Diego County, the City of Long Beach and the desert area of San Bernardino County).
2022 Form 10-K | 16

SoCalGas’ assets at December 31, 2022 covered the following territory:

Bakersfield
Santa Barbara
Honor Rancho
La Goleta
Aliso Canyon
Los Angeles
Playa Del Rey
Oceanside
Escondido
San Diego
Natural Gas Storage
Distribution Line
Transmission Line
Service Territory

Natural Gas Utility Operations
We describe SoCalGas’ natural gas utility operations below in “Sempra California’s Natural Gas Utility Operations.”
Sempra California’s Natural Gas Utility Operations
Natural Gas Procurement and Transportation
At December 31, 2022, SoCalGas’ natural gas facilities included 3,046 miles of transmission and storage pipelines, 52,020 miles of distribution pipelines, 48,918 miles of service pipelines and nine transmission compressor stations, and SDG&E’s natural gas facilities consisted of 168 miles of transmission pipelines, 9,112 miles of distribution pipelines, 6,718 miles of service pipelines and one compressor station.
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
SoCalGas purchases natural gas under short-term and long-term contracts and on the spot market for SDG&E’s and SoCalGas’ core customers. SoCalGas purchases natural gas from various sources, including from Canada, the U.S. Rockies and the southwestern regions of the U.S. Purchases of natural gas are primarily priced based on published monthly bid week indices,
2022 Form 10-K | 17

which can be subject to volatility. The cost of purchases of natural gas for SDG&E’s and SoCalGas’ core customers is billed to those customers without markup.
To support the delivery of natural gas supplies to its distribution system and to meet the needs of customers, SoCalGas has firm and variable interstate pipeline capacity contracts that require the payment of fixed and variable tariffed and negotiated reservation charges to reserve firm transportation rights. Energy companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company and Kern River Gas Transmission Company, provide transportation services into SoCalGas’ intrastate transmission system for supplies purchased by SoCalGas.
Natural Gas Storage
SoCalGas owns four natural gas storage facilities with a combined working gas capacity of 137 Bcf and 126 injection, withdrawal and observation wells that provide natural gas storage service. SoCalGas’ and SDG&E’s core customers, along with certain third-party market participants, are allocated a portion of SoCalGas’ storage capacity. SoCalGas uses the remaining storage capacity for load balancing services for all customers. Natural gas withdrawn from storage is important to help maintain service reliability during peak demand periods, including consumer heating needs in the winter, as well as peak electric generation needs in the summer. The Aliso Canyon natural gas storage facility has a storage capacity of 86 Bcf and, subject to the CPUC limitations described below, represents 63% of SoCalGas’ natural gas storage capacity. SoCalGas discovered a natural gas leak at one of its wells at the Aliso Canyon natural gas storage facility in October 2015 and permanently sealed the well in February 2016. SoCalGas was subsequently authorized to make limited withdrawals and injections of natural gas at the Aliso Canyon natural gas storage facility and, on an interim basis, has been directed by the CPUC to maintain up to 41.16 Bcf of working gas at the facility to help achieve reliability for the region as determined by the CPUC. To help maintain system reliability, the CPUC issued a protocol authorizing withdrawals of natural gas from the facility if available gas supply reaches defined thresholds for SoCalGas’ system, or public health and safety is at risk, as determined by the protocol. We discuss the Leak in Note 16 of the Notes to Consolidated Financial Statements, in “Part I – Item 1A. Risk Factors” and in “Part II – Item 7. MD&A – Capital Resources and Liquidity – SoCalGas.”
Customers and Demand
SoCalGas and SDG&E sell, distribute and transport natural gas. SoCalGas purchases and stores natural gas for its core customers in its territory and SDG&E’s territory on a combined portfolio basis. SoCalGas also offers natural gas transportation and storage services for others.

SEMPRA CALIFORNIA – NATURAL GAS CUSTOMER METERS AND VOLUMES

	Customer meter count	Volumes (Bcf)(1)
	December 31,	Years ended December 31,
	2022	2022	2021	2020
SDG&E:
Residential	878,220
Commercial	29,180
Electric generation and transportation	2,540
Natural gas sales		45	46	43
Transportation		39	38	40
Total	909,940	84	84	83
SoCalGas:
Residential	5,857,280
Commercial	248,800
Industrial	24,390
Electric generation and wholesale	40
Natural gas sales		304	314	312
Transportation		586	568	572
Total	6,130,510	890	882	884
(1)    Includes intercompany sales.

For regulatory purposes, end-use customers are classified as either core or noncore customers. Core customers are primarily residential and small commercial and industrial customers.
2022 Form 10-K | 18

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
Natural gas demand largely depends on the health and expansion of the Southern California economy, prices of alternative energy products, consumer preference, environmental regulations, legislation, California’s energy policy supporting increased electrification and renewable power generation, and the effectiveness of energy efficiency programs. Other external factors such as weather, the price of, demand for, and supply sources of electricity, the use of and further development of renewable energy resources and energy storage, development of or requirements for new natural gas supply sources, demand for natural gas outside California, storage levels, transport capacity and availability of supply into California and general economic conditions can also result in significant shifts in the market price of natural gas, which may in turn impact demand.
One of the larger sources for natural gas demand is electric generation. Natural gas-fired electric generation within Southern California (and demand for natural gas supplied to such plants) competes with electric power generated throughout the western U.S. Natural gas transported for electric generating plant customers may be affected by the overall demand for electricity, growth in self-generation from rooftop solar, the addition of more efficient gas technologies, new energy efficiency initiatives, and the degree to which regulatory changes in electric transmission infrastructure investment divert electric generation from SoCalGas’ and SDG&E’s service areas. The demand for natural gas may also fluctuate due to volatility in the demand for electricity due to seasonality, weather conditions and other impacts, and the availability of competing supplies of electricity, such as hydroelectric generation and other renewable energy sources. Given the significant quantity of natural gas-fired generation, we believe natural gas is a dispatchable fuel that can continue to help provide electric reliability in our California service territories.
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
2022 Form 10-K | 19

Sempra Texas Utilities’ assets at December 31, 2022 covered the following territory:
Oncor
Oncor is a regulated electricity transmission and distribution utility that operates in the north-central, eastern, western and panhandle regions of Texas. Oncor delivers electricity to end-use consumers through its electrical systems, and also provides transmission grid connections to merchant generation facilities and interconnections to other transmission grids in Texas. Oncor’s transmission and distribution assets are located in over 120 counties and more than 400 incorporated municipalities, including the cities of Dallas and Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler, Temple, Killeen and Round Rock, among others. Most of Oncor’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way pursuant to permits, public utility easements, franchise or other agreements or as otherwise permitted by law.
At December 31, 2022, Oncor had 4,561 employees, including 764 employees covered under a collective bargaining agreement.
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
Electricity Transmission. Oncor’s electricity transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction, maintenance and security of transmission
2022 Form 10-K | 20

facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over its transmission facilities in coordination with ERCOT, which we discuss below in “Regulation – Utility Regulation – ERCOT Market.”
At December 31, 2022, Oncor’s transmission system included approximately 18,268 circuit miles of transmission lines, a total of 1,207 transmission and distribution substations, and interconnection to 146 third-party generation facilities totaling 48,430 MW.
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
Electricity Distribution. Oncor’s electricity distribution business is responsible for the overall safe and reliable operation of distribution facilities, including electricity delivery, power quality, security and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the electricity distribution system within its certificated service area. Oncor’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,681 distribution feeders.
Oncor’s distribution system included nearly 3.9 million points of delivery at December 31, 2022 and consisted of 123,500 miles of overhead and underground lines.
Distribution revenues from residential and small business users are based on actual monthly consumption (kWh) and distribution revenues from large commercial and industrial users are based on, depending on size and annual load factor, either actual monthly demand (kW) or the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior eleven months.
Customers and Demand. Oncor operates the largest transmission and distribution system in Texas based on the number of end-use customers and miles of transmission and distribution lines, delivering electricity to nearly 3.9 million homes and businesses, operating more than 141,000 miles of transmission and distribution lines as of December 31, 2022 in a territory with an estimated population of approximately 13 million. The consumers of the electricity Oncor delivers (other than ultimate end-use customers served by an electric cooperative or a municipally owned utility) are free to choose their electricity supplier from retail electric providers who compete for their business. Oncor is not a seller of electricity, nor does it purchase electricity for resale. Rather, Oncor provides transmission services to its electricity distribution business as well as non-affiliated electricity distribution companies, cooperatives and municipally owned utilities. Oncor also provides distribution services, consisting of retail delivery services to retail electric providers that sell electricity to end-use customers, as well as wholesale delivery services to cooperatives and municipally owned utilities. At December 31, 2022, Oncor’s distribution business customers primarily consisted of over 100 retail electric providers that sell the electricity it distributes to consumers in its certificated service areas.
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
Sharyland Utilities
Sharyland Utilities is a regulated electric transmission utility that owns and operates, at December 31, 2022, approximately 64 miles of electric transmission lines in south Texas, including a direct current line connecting Mexico and assets in McAllen, Texas. Sharyland Utilities is responsible for providing safe, reliable and efficient transmission and substation services and investing to support infrastructure needs in its service territory, which we discuss below in “Regulation – Utility Regulation – ERCOT Market.” Transmission revenues are provided under tariffs approved by the PUCT.
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
2022 Form 10-K | 21

Sempra Infrastructure owned a 70% interest in SI Partners at December 31, 2022, following its sale of a 20% NCI in SI Partners to KKR in October 2021 and sale of a 10% NCI in SI Partners to ADIA in June 2022. SI Partners has two authorized classes of limited partnership interests designated as “Class A Units” (which are common voting units) and “Sole Risk Interests” (which are only owned by Sempra, are non-voting and are not considered in the calculation of each limited partner’s respective ownership interests, subject to certain restrictions). We discuss KKR’s and ADIA’s purchases of NCI in SI Partners, as well as SI Partners’ limited partnership agreement that governs the partners’ respective rights and obligations in respect of their ownership interests in SI Partners in Note 1 of the Notes to Consolidated Financial Statements.
SI Partners held a 100% ownership interest in Sempra LNG Holding, LP and a 99.9% ownership interest in IEnova at December 31, 2022, which consolidates Sempra’s ownership and management of its non-utility, energy infrastructure assets in North America under a single platform. These assets include LNG and natural gas infrastructure in the U.S. and Mexico and renewable energy, LPG and refined products infrastructure in Mexico, which are managed through three business lines: LNG and Net-Zero Solutions, Energy Networks and Clean Power.
At December 31, 2022, Sempra Infrastructure owned or held interests in the following assets:

Energía Sierra Juárez I
Energía Sierra Juárez II
TGN Pipeline
Baja Refinados Terminal
Energía Costa Azul Regasification
ECA LNG Phase 1 & ECA LNG Phase 2
Termoeléctrica de Mexicali
Gasoducto Rosarito Pipeline
GRO Expansion
Ecogas Mexicali
Rumorosa Solar
Cimarrón Wind
Aguaprieta Pipeline
Border Solar
Pima Solar
Don Diego Solar
San Isidro-Samalayuca Pipeline
Samalayuca Pipeline
Sonora Pipeline Sasabe-Puerto Libertad-Guaymas
Ecogas Chihuahua
Ojinaga - El Encino Pipeline
Empalme Lateral
Sonora Pipeline Guaymas-El Oro
Topolobampo Marine Terminal
Vista Pacifico LNG
Ecogas La Laguna - Durango
Los Ramones I Pipeline
TDF LPG Pipeline
Ventika Wind
San Fernando Pipeline
Sur de Texas-Tuxpan (Marine)
Los Ramones Norte Pipeline
Tepezalá Solar
Guadalajara LPG Terminal
Manzanillo Marine Terminal
Mexico City Terminal
Puebla Terminal
Veracruz Marine Terminal
Ethane Pipeline
Port Arthur Pipeline Louisiana Connector
Cameron Interstate Pipeline
LAS Pipeline/ LA Storage
Cameron LNG Phase 1 & 2
Port Arthur Pipeline Texas Connector
PA LNG Phase 1 & PA LNG Phase 2
Hackberry Carbon Sequestration
Operating LNG and Net-Zero Solutions Asset
LNG and Net-Zero Solutions Asset Under Construction
LNG and Net-Zero Solutions Asset in Development
Operating Energy Networks Asset
Energy Networks Asset Under Construction
Energy Networks Asset in Development
Operating Clean Power Asset
Clean Power Asset In Development
Sempra Infrastructure Territory
Gas Pipeline
Gas Pipeline in Development

LNG and Net-Zero Solutions
Sempra Infrastructure’s LNG and Net-Zero Solutions business line is comprised of a natural gas liquefaction portfolio in operation, construction or development, and is focused on energy diversification and the clean energy transition in markets that our customers serve.
Cameron LNG Phase 1 Facility. SI Partners owns 50.2% of Cameron LNG JV, while an affiliate of TotalEnergies SE, an affiliate of Mitsui & Co., Ltd., and Japan LNG Investment, LLC (a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha) each own 16.6% of Cameron LNG JV. We account for our ownership interest in Cameron LNG JV under the equity method. No single owner controls or can unilaterally direct significant activities of Cameron LNG JV.
Cameron LNG JV owns and operates the Cameron LNG Phase 1 facility, a natural gas liquefaction, export, regasification and import facility with three natural gas pre-treatment, processing and liquefaction trains. The Cameron LNG Phase 1 facility is located in Hackberry, Louisiana, along the Calcasieu Ship Channel, which handles significant industrial shipping, including large
2022 Form 10-K | 22

oil and LNG tankers, and is well positioned to supply the Atlantic and Pacific markets. The three liquefaction trains have a combined nameplate capacity of 13.9 Mtpa of LNG with an export capacity of 12 Mtpa of LNG, or approximately 1.7 Bcf of natural gas per day. The Cameron LNG Phase 1 facility has 20-year liquefaction and regasification tolling capacity agreements in place with affiliates of TotalEnergies SE, Mitsubishi Corporation and Mitsui & Co., Ltd., which collectively subscribe for the full nameplate capacity of the three trains at the facility.
ECA Regas Facility. Sempra Infrastructure owns and operates the ECA Regas Facility in Baja California, Mexico, which is capable of processing one Bcf of natural gas per day and has a storage capacity of 320,000 cubic meters in two tanks of 160,000 cubic meters each.
The ECA Regas Facility generates revenues from firm storage service fees under firm storage service agreements and nitrogen injection service agreements with Shell Mexico and Gazprom that expire in 2028, which permit them to collectively use 50% of the terminal’s capacity, with the remaining 50% of the capacity available for Sempra Infrastructure’s use. The land on which the ECA Regas Facility and the ECA LNG liquefaction projects under construction and in development are expected to be situated, as well as land adjacent to those properties, are the subject of litigation. We discuss the ECA Regas Facility arbitration and land litigation in Note 16 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors.”
Sempra Infrastructure uses its 50% capacity at the ECA Regas Facility to satisfy its obligation under an LNG SPA with Tangguh PSC through 2029, which we discuss below, and ECA LNG Phase 1 will be the sole user of this capacity thereafter.
Asset and Supply Optimization. Sempra Infrastructure has an LNG SPA through 2029 with Tangguh PSC for the supply of the equivalent of 500 MMcf of natural gas per day at a price based on the SoCal Border index for natural gas. The LNG SPA allows Tangguh PSC to divert certain LNG volumes to other global markets in exchange for payments of diversion fees. Sempra Infrastructure may also enter into short-term supply agreements to purchase LNG to be received, stored and regasified at the ECA Regas Facility for sale to other parties. Sempra Infrastructure uses the natural gas produced from this LNG to supply a contract for the sale of natural gas to the CFE at prices that are based on the SoCal Border index. If LNG volumes received from Tangguh PSC are not sufficient to satisfy the commitment to the CFE, Sempra Infrastructure may purchase natural gas in the market to satisfy such commitment.
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
ECA LNG Phase 1 Project. SI Partners owns an 83.4% interest in ECA LNG Phase 1, and an affiliate of TotalEnergies SE owns the remaining 16.6% interest. ECA LNG Phase 1 is constructing a one-train natural gas liquefaction facility at the site of Sempra Infrastructure’s existing ECA Regas Facility with a nameplate capacity of 3.25 Mtpa and an initial offtake capacity of 2.5 Mtpa. We expect the ECA LNG Phase 1 project to commence commercial operations in the summer of 2025.
ECA LNG Phase 1 has definitive 20-year SPAs with an affiliate of TotalEnergies SE for approximately 1.7 Mtpa of LNG and Mitsui & Co., Ltd. for approximately 0.8 Mtpa of LNG.
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
Additional Potential LNG and Net-Zero Solutions’ Projects. Sempra Infrastructure is evaluating the following development opportunities:
▪Cameron LNG Phase 2 project, an expansion of the Cameron LNG Phase 1 facility
▪ECA LNG Phase 2 project, a large-scale natural gas liquefaction project to be located at the site of Sempra Infrastructure’s existing ECA Regas Facility in Baja California, Mexico
▪PA LNG projects, a large-scale natural gas liquefaction project, to be developed in two phases, and associated infrastructure on a greenfield site in the vicinity of Port Arthur, Texas located along the Sabine-Neches waterway
▪Vista Pacifico LNG project, a mid-scale natural gas liquefaction project and associated infrastructure in the vicinity of Topolobampo in Sinaloa, Mexico
▪Hackberry Carbon Sequestration project, a carbon capture and sequestration project that is intended to reduce emissions at the Cameron LNG Phase 1 facility and proposed Cameron LNG Phase 2 project
2022 Form 10-K | 23

No final investment decision has been reached for any of these potential projects. The development of these projects is subject to numerous risks and uncertainties. For a discussion of these proposed projects and their risks, see “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.”
Demand and Competition. North America benefits from numerous competitive advantages as a potential supplier of LNG to world markets, including the following:
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
Cameron LNG JV co-owners and customers compete globally to market and sell LNG to end users, including gas and electric utilities located in LNG-importing countries around the world. By providing liquefaction services, Cameron LNG JV and future LNG export development projects compete indirectly with liquefaction projects currently operating and those under development in the global LNG market. In addition to the U.S., these competitors are located in the Middle East, Southeast Asia, Africa, South America, Australia and Europe. The competitive environment shifted in favor of North American LNG development projects in 2022 in the wake of the war in Ukraine and the resulting focus by European markets on alternative supplies. This shift in demand underscores the attractiveness of long-term contracts from North American LNG projects.
The LNG regasification business is impacted by global LNG market prices. High LNG prices in markets outside the market in which Sempra Infrastructure’s ECA Regas Facility operates have resulted and could continue to result in lower-than-expected deliveries of LNG cargoes to the ECA Regas Facility, which could increase costs if Sempra Infrastructure is instead required to obtain LNG in the open market at prevailing prices. Any inability to obtain expected LNG cargoes could also impact Sempra Infrastructure’s ability to maintain the minimum level of LNG required to keep the ECA Regas Facility in operation at the proper temperature. Prices in international LNG markets through which Sempra Infrastructure must purchase natural gas to meet its contractual obligations to deliver natural gas to customers may also affect how Sempra Infrastructure optimizes its assets and supply, which could have an adverse impact on its earnings.
Energy Networks
Sempra Infrastructure’s Energy Networks business line is comprised of a natural gas transportation and distribution network.
Cross-Border Interconnections and In-Country Pipelines. Sempra Infrastructure develops, builds, operates and invests in systems for the receipt, transportation, compression and delivery of natural gas and ethane. At December 31, 2022, these systems consisted of 1,850 miles of natural gas transmission pipelines plus 124 miles under construction, 16 natural gas compression stations plus one under construction, and 139 miles of ethane pipelines in Mexico. The design capacity of these pipeline assets is over 16,400 MMcf per day of natural gas, 204 MMcf per day of ethane gas and 106,000 barrels per day of ethane liquid. Capacity on Sempra Infrastructure’s pipelines and related assets is substantially contracted under long-term, U.S. dollar-based agreements with major industry participants such as the CFE, Centro Nacional de Control de Gas, PEMEX, Gazprom and other similar counterparties. Some of these pipeline assets are affected by disputes related to the property on which the pipelines are located, which we discuss in Note 16 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors.”
Sempra Infrastructure owns a 40-mile natural gas pipeline in south Louisiana, the Cameron Interstate Pipeline, which links the Cameron LNG Phase 1 facility in Cameron Parish in Louisiana, to five interstate pipelines that offer access to major feed gas supply basins in Texas and the northeast, midcontinent and southeast regions of the U.S. The majority of transportation capacity on the Cameron Interstate Pipeline is under long-term transportation service agreements with shippers for delivery to the Cameron LNG Phase 1 facility.
Natural Gas Distribution. Sempra Infrastructure’s natural gas distribution regulated utility, Ecogas, operates in three separate distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico. At December 31, 2022, Ecogas had approximately 2,952 miles of distribution pipeline, and approximately 150,000 customer meters serving more than 525,000 residential,
2022 Form 10-K | 24

commercial and industrial consumers with sales volume of approximately 10 MMcf per day in 2022. Ecogas relies on supply and transportation services from Sempra Infrastructure, SoCalGas and PEMEX for the natural gas it distributes to its customers.
LPG Storage and Associated Systems. Sempra Infrastructure owns and operates the TDF, S. de R. L. de C. V. (TDF) pipeline system and the Guadalajara LPG terminal. At December 31, 2022, the TDF pipeline system consisted of approximately 118 miles of 12-inch diameter LPG pipeline with a design capacity of 34,000 barrels per day and associated storage and dispatch facilities. The TDF pipeline system runs from PEMEX’s Burgos facility in the Mexican State of Tamaulipas, Mexico to Sempra Infrastructure’s delivery facility near the city of Monterrey, Mexico and is fully contracted to PEMEX on a firm basis through 2027. Sempra Infrastructure’s Guadalajara LPG terminal is an 80,000-barrel LPG storage facility near Guadalajara, Mexico, with associated loading and dispatch facilities, and serves the LPG needs of Guadalajara. The Guadalajara LPG terminal is fully contracted to PEMEX on a firm basis through 2028. Both contracts are U.S. dollar-denominated or referenced and are periodically adjusted for inflation.
Refined Products Storage. Sempra Infrastructure’s refined products storage business develops, constructs and operates systems for the receipt, storage and delivery of refined products, principally gasoline, diesel and jet fuel, throughout the Mexican states of Baja California, Colima, Puebla, Sinaloa, Veracruz and Valle de México for private companies, with a combined storage capacity of 4.6 million barrels fully operating or under construction/commissioning as of December 31, 2022. The inland terminal in the vicinity of Puebla reached commercial operations in October 2022. Construction of the Topolobampo marine terminal was substantially completed in May 2022, at which time commissioning activities commenced. Subject to the receipt of pending permits, we expect the Topolobampo terminal will commence commercial operations in the first half of 2023. Our customer contracts for our refined products storage business are structured as long-term, U.S. dollar-denominated, firm capacity storage agreements with counterparties including Chevron Corporation, Marathon Petroleum Corporation and Valero Energy Corporation. The contracted rate under these contracts is independent from each terminal’s regulated rate as determined by the CRE.
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
Renewable Power Generation. Sempra Infrastructure develops, builds, invests in and operates renewable energy generation facilities that have long-term PPAs to sell the electricity they generate to their customers, which are generally load serving entities, as well as industrial and other customers. Load serving entities sell electric service to their end-users and wholesale customers upon receipt of power delivery from these energy generation facilities, while industrial and other customers consume the electricity to run their facilities. At December 31, 2022, Sempra Infrastructure had a fully contracted, total nameplate capacity of 1,044 MW related to its fully operating wind and solar power generation facilities. Some of these facilities are impacted by regulatory actions by the Mexican government and related litigation, which we discuss in Note 16 of the Notes to Consolidated Financial Statements, “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.”
2022 Form 10-K | 25

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
(1)    Commenced commercial operations in January 2022.

Natural Gas-Fired Generation. Sempra Infrastructure owns and operates the TdM power plant in the vicinity of Mexicali, Baja California, adjacent to the Mexico-U.S. border. TdM is a 625-MW natural gas-fired, combined-cycle power plant that is connected to our Gasoducto Rosarito pipeline system, which enables it to receive regasified LNG from the ECA Regas Facility as well as continental gas supplied from the U.S. on the North Baja pipeline. TdM generates revenue from selling electricity and resource adequacy to the California ISO and to governmental, public utility and wholesale power marketing entities.
Demand and Competition. Sempra Infrastructure competes with Mexican and foreign companies for new energy infrastructure projects in Mexico. Some of its competitors (including public or state-operated companies and their affiliates) may have better access to capital and greater financial and other resources, which could give them a competitive advantage for such projects.
Generation from Sempra Infrastructure’s renewable energy assets is susceptible to fluctuations in naturally occurring conditions such as wind, inclement weather and hours of sunlight. Because Sempra Infrastructure sells power that it generates at its ESJ wind power generation facility into California, Sempra Infrastructure’s future performance and the demand for renewable energy may be impacted by U.S. state mandated requirements to deliver a portion of total energy load from renewable energy sources. The rules governing these requirements in California are generally known as the RPS Program. In California, certification of a generation project by the CEC as an ERR allows the purchase of output from such generation facility to be counted towards fulfillment of the RPS Program requirements, if such purchase meets the provisions of SB X1-2, the California Renewable Energy Resources Act. The RPS Program may affect the demand for output from renewable energy projects developed by Sempra Infrastructure, particularly the demand from California’s utilities. The first phase of ESJ, a wind power generation facility that delivers energy into California, has been certified by the CEC and is in compliance with the RPS Program as of December 31, 2022. Sempra Infrastructure is pursuing ERR certification for the second phase of ESJ.
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
2022 Form 10-K | 26

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
The CEC publishes electric demand forecasts for the state and specific service territories. Based on these forecasts, the CEC:
▪determines the need for additional energy sources and conservation programs;
▪sponsors alternative-energy research and development projects;
▪promotes energy conservation programs to reduce demand for natural gas and electricity within California;
▪maintains a statewide plan of action in case of energy shortages; and
▪certifies power-plant sites and related facilities within California.
The CEC conducts a 20-year forecast of available supplies and prices for every market sector that consumes natural gas in California. This forecast includes resource evaluation, pipeline capacity needs, natural gas demand and wellhead prices, and transportation and distribution costs. This analysis is one of many resource materials used to support SDG&E’s and SoCalGas’ long-term investment decisions.
California requires certain electric retail sellers, including SDG&E, to deliver a significant percentage of their retail energy sales from renewable energy sources. The rules governing this requirement, administered by the CPUC and the CEC, are generally known as the RPS Program. California has implemented a program whereby IOUs providing gas service in California will procure a portion of the natural gas they deliver from biomethane. The proportion of biomethane procured will be phased-in with a state-wide, short-term target in 2025 of 17.6 Bcf per year and a medium-term target in 2030 of 72.8 Bcf per year. SDG&E and SoCalGas are allocated 6.77% and 49.26%, respectively, of the 2025 target, and 7.60% and 52.02%, respectively, of the 2030 target. The rules governing this program are administered by the CPUC under SB 1440.
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
The California Geologic Energy Management Division, the CPUC, and various other state and local agencies regulate the operation and maintenance of SoCalGas’ natural gas storage facilities.
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
2022 Form 10-K | 27

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
The NRC oversees the licensing, construction, operation and decommissioning of nuclear facilities in the U.S., including SONGS, in which SDG&E owns a 20% interest and which was permanently retired in 2013. The NRC and various state regulations require extensive review of these facilities’ safety, radiological and environmental aspects. We provide further discussion of SONGS matters, including the closure and decommissioning of the facility, in Note 15 of the Notes to Consolidated Financial Statements.
The EPA implements federal laws to protect human health and the environment, including federal laws on air quality, water quality, wastewater discharge, solid waste management, and hazardous waste disposal and remediation. The EPA also sets national environmental standards that state and tribal governments implement through their regulations. As a result, SDG&E, SoCalGas, Oncor and Sharyland Utilities are subject to an interrelated framework of environmental laws and regulations.
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
ERCOT Market
As member utilities, Oncor and Sharyland Utilities operate within the ERCOT market, which represents approximately 90% of the electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the ISO of the interconnected transmission grid for those systems. ERCOT is subject to oversight by the PUCT and the Texas Legislature. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems, as well as nondiscriminatory access to transmission service by all wholesale market participants, in the ERCOT region. ERCOT’s membership consists of corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers, distribution service providers, independent retail electric providers and consumers.
The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas’ main interconnected electric transmission grid. Oncor and Sharyland Utilities, along with other owners of electric transmission and distribution facilities in Texas, participate with the ERCOT ISO and other member utilities in its operations. Each of these Texas utilities has planning, design, construction, operation, maintenance and security responsibility for the portion of the transmission grid and the load-serving substations it owns, primarily within its certificated distribution service area. Each participates with the ERCOT ISO and other ERCOT utilities in obtaining regulatory approvals and planning, designing, constructing and upgrading transmission lines in order to remove any existing constraints and interconnect energy generation on the ERCOT transmission grid. These transmission line projects are necessary to meet reliability needs, support energy production and increase bulk power transfer capability.
Oncor and Sharyland Utilities are subject to reliability standards adopted and enforced by the Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with the standards of the North American Electric Reliability Corporation, including critical infrastructure protection, and ERCOT protocols.
2022 Form 10-K | 28

Other U.S. State and Local Territories Regulation
The South Coast Air Quality Management District is the air pollution control agency responsible for regulating stationary sources of air pollution in the South Coast Air Basin in Southern California. The district’s territory covers all of Orange County and the urban portions of Los Angeles, San Bernardino and Riverside counties.
SDG&E has electric franchise agreements with the two counties and the 27 cities in its electric service territory, and natural gas franchise agreements with the one county and the 18 cities in its natural gas service territory. These franchise agreements allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of electricity or natural gas. Most of the franchise agreements have no expiration dates, while some have expiration dates that range from 2028 to 2041. In June 2021, the City of San Diego approved ordinances granting SDG&E the electric and natural gas franchises for the City of San Diego. These franchise agreements provide SDG&E the opportunity to serve the City of San Diego for the next 20 years, consisting of 10-year agreements that will automatically renew for an additional 10 years unless the City Council voids the automatic renewal with a supermajority vote. These franchise agreements went into effect in July 2021.
SoCalGas has natural gas franchise agreements with the 12 counties and the 232 cities in its service territory. These franchise agreements allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas. Most of the franchise agreements have no expiration dates, while some have expiration dates that range from 2023 to 2069, including the Los Angeles County franchise, which is scheduled to expire in June 2023.
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
Sempra Infrastructure’s investment in Cameron LNG JV is subject to regulations of the DOE regarding the export of LNG. Sempra Infrastructure’s other potential natural gas liquefaction projects would, if completed, be subject to similar regulations.
SDG&E, SoCalGas and businesses in which Sempra Infrastructure invests are subject to the DOT rules and regulations regarding pipeline safety. PHMSA, acting through the Office of Pipeline Safety, is responsible for administering the DOT’s national regulatory program to help ensure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines, including pipelines associated with natural gas storage, and develops regulations and other approaches to risk management to help ensure safety in design, construction, testing, operation, maintenance and emergency response of pipeline facilities. SDG&E, SoCalGas and Sempra Infrastructure are also subject to regulation by the U.S. Commodity Futures Trading Commission.
Foreign Regulation
Operations and projects in our Sempra Infrastructure segment are subject to regulation by the CRE, ASEA, SENER, the Mexican Ministry of Environment and Natural Resources of Mexico (Secretaría del Medio Ambiente y Recursos Naturales), and other labor and environmental agencies of city, state and federal governments in Mexico. New energy infrastructure projects may also require a favorable opinion from Comisión Federal de Competencia Económica (Mexico’s Competition Commission) in order to be constructed and operated.
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
Sempra Infrastructure obtains licenses and permits for the construction, operation and expansion of LNG facilities and for the import and export of LNG and natural gas. Sempra Infrastructure also obtains licenses and permits for the construction and operation of facilities for the receipt, storage and delivery of refined products.
2022 Form 10-K | 29

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
We discuss the GRC in Note 4 of the Notes to Consolidated Financial Statements.
Cost of Capital Proceedings
A CPUC cost of capital proceeding every three years determines a utility’s authorized capital structure and authorized return on rate base, which is a weighted-average of the authorized returns on debt, preferred equity and common equity (referred to as return on equity or ROE), weighted on a basis consistent with the authorized capital structure. The authorized return on rate base approved by the CPUC is the rate that SDG&E and SoCalGas use to establish customer rates to finance investments in CPUC-regulated electric distribution and generation, natural gas distribution, transmission and storage assets, as well as general plant and information technology systems investments to support operations.
A cost of capital proceeding also addresses the CCM, which applies in the interim years between required cost of capital applications and considers changes in the cost of capital based on changes in interest rates based on the applicable utility bond index published by Moody’s (the CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered in each measurement period, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.000% at the end of the measurement period. The CCM, if triggered, would automatically update the authorized cost of debt based on actual costs and update the authorized ROE upward or downward by one-half of the difference between the CCM benchmark rate and the applicable Moody’s utility bond index. Alternatively, each of SDG&E and SoCalGas are permitted to file a cost of capital application in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole to have its cost of capital determined in lieu of the CCM.
We discuss the cost of capital and CCM in Note 4 of the Notes to Consolidated Financial Statements and in “Part I – Item 1A. Risk Factors.”
Transmission Rate Cases
SDG&E files separately with the FERC for its authorized ROE on FERC-regulated electric transmission operations and assets. The proceeding establishes a ROE and a formulaic rate whereby rates are determined using (i) a base period of historical costs and a forecast of capital investments, and (ii) a true-up period, similar to balancing account treatment, that is designed to provide earnings equal to SDG&E’s actual cost of service including its authorized return on investment. SDG&E makes annual information filings with the FERC in December to update rates for the following calendar year. SDG&E may also file for ROE incentives that might apply under FERC rules. SDG&E’s debt-to-equity ratio is set annually based on the actual ratio at the end of each year.
Incentive Mechanisms
The CPUC applies certain performance-based measures and incentive mechanisms to all California IOUs, under which SDG&E and SoCalGas have earnings potential above the authorized CPUC base operating margin if they achieve or exceed specific performance and operating goals. Generally, for performance-based measures, if performance is above or below specific benchmarks, the utility is eligible for financial awards or subject to financial penalties.
2022 Form 10-K | 30

Other Cost-Based Recovery
The CPUC, and the FERC as it relates to SDG&E, authorize SDG&E and SoCalGas to collect revenue requirements from customers for operating and capital-related costs (depreciation, taxes and return on rate base), including:
▪costs to purchase natural gas and electricity;
▪costs associated with administering public purpose, demand response, and customer energy efficiency programs;
▪other programmatic activities, such as gas distribution, gas transmission, gas storage integrity management and wildfire mitigation; and
▪costs associated with third-party liability insurance premiums.
Authorized costs are recovered as the commodity or service is delivered. To the extent authorized amounts collected vary from actual costs, the differences are generally recovered or refunded in a subsequent period based on the nature of the balancing account mechanism. Generally, the revenue recognition criteria for balanced costs billed to customers are met when the costs are incurred. Because these costs are substantially recovered in rates through a balancing account mechanism, changes in these costs are reflected as changes in revenues. The CPUC and the FERC may impose various review procedures before authorizing recovery or refund of amounts accumulated for authorized programs, including limitations on the program’s total cost, revenue requirement limits or reviews of costs for reasonableness. These procedures could result in delays or disallowances of recovery from ratepayers.
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
PUCT rules allow Texas electric utilities providing wholesale or retail distribution service to file applications, under certain circumstances, once per year to recover distribution-related investments placed into service between base rate review proceedings. PUCT rules also allow the Texas utilities to update their transmission rates twice a year between base rate review proceedings to reflect changes in transmission-related invested capital. These applications for interim rate adjustments between base rate reviews, known as “capital tracker” provisions, are intended to encourage investment in the electric system to help ensure reliability and efficiency by helping to shorten the time period between a utility’s investment in transmission and distribution infrastructure and its ability to start recovering and earning a return on such investments. However, all investments included in a capital tracker are ultimately subject to prudence review by the PUCT in the next base rate review, after such assets are put into service.
Capital Structure and Return on Equity
Oncor currently has a PUCT-authorized ROE of 9.8% and an authorized regulatory capital structure of 57.5% debt to 42.5% equity. Oncor filed its base rate review request with the PUCT in May 2022. Resolution of the base rate review requires issuance of a final order by the PUCT, which Oncor expects to receive around the end of the first quarter of 2023. Once the final order is issued, the approved rates will be in effect until the next base rate review is finalized. In accordance with PUCT rules, Oncor must file a comprehensive base rate review within four years of the order setting rates in Oncor’s most recent comprehensive base rate proceeding, unless an extension is otherwise approved by the PUCT. However, the PUCT or any city retaining original jurisdiction over rates may direct Oncor to file a base rate review, or Oncor may voluntarily file a base rate review, any time prior to that filing deadline.
Sharyland Utilities’ 2020 rate case became effective in July 2021 and remains effective until the next rate case is finalized, which we expect could be in late 2025. Sharyland Utilities’ PUCT-authorized ROE is 9.38% and its authorized regulatory capital structure is 60% debt to 40% equity.
2022 Form 10-K | 31

Sempra Infrastructure
Ecogas’ revenues are derived from service and distribution fees charged to its customers in Mexican pesos. The price Ecogas pays to purchase natural gas, which is based on international price indices, is passed through directly to its customers. The service and distribution fees charged by Ecogas are regulated by the CRE, which performs a review of rates every five years and monitors prices charged to end-users. In the fourth quarter of 2020, Ecogas filed its rate case for 2021 through 2025 and is awaiting CRE approval. The tariffs operate under a return-on-asset-base model. In the annual tariff adjustment, rates are adjusted to account for inflation or fluctuations in exchange rates, and inflation indexing includes separate U.S. and Mexican cost components so that U.S. costs can be included in the final distribution rates.

ENVIRONMENTAL MATTERS
We discuss environmental issues affecting us in Note 16 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors.” You should read the following additional information in conjunction with those discussions.
Hazardous Substances
The CPUC’s Hazardous Waste Collaborative mechanism allows California’s IOUs to recover hazardous waste cleanup costs for certain sites, including those related to certain Superfund sites. For sites that are covered by this mechanism, SDG&E and SoCalGas are permitted to recover in rates 90% of hazardous waste cleanup costs and related third-party litigation costs, and 70% of related insurance-litigation expenses. In addition, SDG&E and SoCalGas can retain a percentage of any recoveries from insurance carriers and other third parties to offset the cleanup and associated litigation costs not recovered in rates.
We record estimated liabilities for environmental remediation when amounts are probable and estimable. In addition, we record amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism as regulatory assets.
Air and Water Quality
The natural gas and electric industries are subject to increasingly stringent air quality and GHG emissions standards, such as those established by CARB and the South Coast Air Quality Management District. SDG&E and SoCalGas generally recover the costs to comply with these standards in rates. We discuss GHG emissions standards and credits further in Note 1 of the Notes to Consolidated Financial Statements.

2022 Form 10-K | 32

OTHER MATTERS
Information About Our Executive Officers

INFORMATION ABOUT EXECUTIVE OFFICERS AT SEMPRA

Name	Age(1)	Positions held over last five years	Time in position
Jeffrey W. Martin	61	Chairman	December 2018 to present
		Chief Executive Officer	May 2018 to present
		President	March 2020 to present
		Executive Vice President and Chief Financial Officer	January 2017 to May 2018

Kevin C. Sagara	61	Executive Vice President and Group President	June 2020 to present
		Chief Executive Officer, SDG&E	September 2018 to June 2020
		President, Sempra Renewables	October 2013 to September 2018

Trevor I. Mihalik	56	Executive Vice President and Chief Financial Officer	May 2018 to present
		Senior Vice President	December 2013 to April 2018
		Controller and Chief Accounting Officer	July 2012 to April 2018

Peter R. Wall	51	Senior Vice President	April 2020 to present
		Controller and Chief Accounting Officer	May 2018 to present
		Vice President	May 2018 to April 2020
		Vice President and Chief Financial Officer, Sempra Infrastructure	January 2017 to April 2018

Karen L. Sedgwick	56	Chief Administrative Officer and Chief Human Resources Officer	December 2021 to present
		Senior Vice President and Chief Human Resources Officer	September 2020 to December 2021
		Chief Human Resources Officer and Chief Administrative Officer, SDG&E	April 2019 to September 2020
		Vice President and Treasurer	August 2018 to April 2019
		Vice President, Audit Services	January 2014 to August 2018
(1)    Ages are as of February 28, 2023.
2022 Form 10-K | 33

INFORMATION ABOUT EXECUTIVE OFFICERS AT SDG&E

Name	Age(1)	Positions held over last five years	Time in position
Caroline A. Winn	59	Chief Executive Officer	August 2020 to present
		Chief Operating Officer	January 2017 to July 2020

Bruce A. Folkmann	55	President	August 2020 to present
		Chief Financial Officer	March 2015 to present
		Senior Vice President	August 2019 to July 2020
		Controller, Chief Accounting Officer and Treasurer	March 2015 to August 2020
		Vice President	March 2015 to August 2019
		Vice President, Controller, Chief Financial Officer, Chief Accounting Officer and Treasurer, SoCalGas	March 2015 to June 2019

Kevin Geraghty	57	Chief Operating Officer and Chief Safety Officer	June 2022 - Present
		Chief Safety Officer	January 2021 - June 2022
		Senior Vice President - Electric Operations	July 2020 - June 2022
		Chief Operating Officer and Senior Vice President, Operations, Nevada Energy, an electric and natural gas public utility in Nevada	October 2017 - May 2020

Valerie A. Bille	44	Vice President, Controller, Chief Accounting Officer and Treasurer	August 2020 to present
		Assistant Controller, Sempra	June 2019 to August 2020
		Assistant Controller	June 2018 to June 2019
		Director, Utility Financial Reporting	June 2017 to June 2018

Erbin B. Keith	62	Senior Vice President, General Counsel, Chief Risk Officer	October 2022 to present
		Deputy General Counsel, Sempra	March 2019 to October 2022
		Chief Regulatory Officer and Special Counsel, Sempra	September 2017 to March 2019
(1)    Ages are as of February 28, 2023.

INFORMATION ABOUT EXECUTIVE OFFICERS AT SOCALGAS

Name	Age(1)	Positions held over last five years	Time in position
Scott D. Drury	57	Chief Executive Officer	August 2020 to present
		President, SDG&E	January 2017 to July 2020

Maryam S. Brown	47	President	March 2019 to present
		Vice President of Federal Government Affairs, Sempra	September 2016 to March 2019

Jimmie I. Cho	58	Chief Operating Officer	January 2019 to present
		Senior Vice President of Customer Services and Gas Distribution Operations	April 2018 to January 2019
		Senior Vice President of Gas Distribution Operations, SDG&E	April 2018 to January 2019
		Senior Vice President of Gas Engineering and Distribution Operations, SoCalGas and SDG&E	October 2017 to April 2018

Mia L. DeMontigny	50	Senior Vice President	July 2022 to present
		Chief Financial Officer, Chief Accounting Officer and Treasurer	June 2019 to present
		Controller	June 2019 to July 2022
		Vice President	June 2019 to August 2021
		Assistant Controller, Sempra	August 2015 to June 2019

David J. Barrett	58	Senior Vice President	July 2022 to present
		General Counsel	January 2019 to present
		Vice President	January 2019 to July 2022
		Associate General Counsel of Gas Infrastructure, Sempra	June 2018 to January 2019
		Assistant General Counsel of Gas Infrastructure, Sempra	February 2017 to June 2018
(1)    Ages are as of February 28, 2023.
2022 Form 10-K | 34

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
Our overall culture is another important aspect of our ability to advance our mission. We embrace diversity in our workforce and strive to create a high-performing, inclusive and supportive workplace where employees of all backgrounds and experiences feel valued and respected. We invest in recruiting, developing and retaining high-potential employees who represent the communities we serve, and we provide a range of programs to advance those objectives, including internal and external mentoring and leadership training and workshops, employee resource groups, and a benefits package including wellness benefits and a tuition reimbursement program. We also invest in internal communications programs, including in-person and virtual learning and networking opportunities as well as regular executive communications to employees on topics of interest. In addition, we offer a variety of employee community service opportunities and, at our U.S. operations, we support employees’ personal volunteering and charitable giving through Sempra’s charitable matching program. Employees participate in annual ethics and compliance training, which includes a review of Sempra’s Code of Business Conduct as well as information about resources such as Sempra’s ethics and compliance helpline. We measure culture and employee engagement through a variety of channels including pulse surveys, suggestion boxes and a biannual engagement survey administered by a third party.
The table below shows the number of employees for each of our registrants at December 31, 2022, as well as the percentage of those employees represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working conditions and other terms and conditions of employment. We did not experience any major work stoppages in 2022 and we maintain constructive relations with our labor unions.

NUMBER OF EMPLOYEES

	Number of employees	% of employees covered under collective bargaining agreements	% of employees covered under collective bargaining agreements expiring within one year
Sempra(1)	15,785	37%	—%
SDG&E	4,633	30%	—%
SoCalGas	8,460	53%	—%
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
The references to our websites in this report are not active hyperlinks and the information contained on, or that can be accessed through, the websites of Sempra, SDG&E and SoCalGas or any other website referenced herein is not a part of or incorporated by reference in this report or any other document that we file with or furnish to the SEC.
2022 Form 10-K | 35

ITEM 1A. RISK FACTORS
When evaluating our company and its subsidiaries and any investment in our or their securities, you should carefully consider the following risk factors and all other information contained in this report and the other documents we file with the SEC (including those filed subsequent to this report). We also may be materially harmed by risks and uncertainties not currently known to us or that we currently consider immaterial. If any of these risks occurs, our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected, our actual results could differ materially from those expressed in any forward-looking statements made by us or on our behalf, and the trading price of our securities and those of our subsidiaries could decline. These risk factors are not prioritized in order of importance or materiality, and they should be read in conjunction with the other information in this report, including the information set forth in the Consolidated Financial Statements and in “Part II – Item 7. MD&A.”
RISKS RELATED TO SEMPRA
Operational and Structural Risks
Sempra’s cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its subsidiaries and entities accounted for as equity method investments.
We are a holding company and substantially all our assets are owned by our subsidiaries or entities we do not control, including equity method investments. Our ability to pay dividends and meet our debt and other obligations largely depends on cash flows from our subsidiaries and equity method investments, which in turn depend on their ability to execute their business strategies and generate cash flows in excess of their own expenditures, dividend payments to third-party owners (if any) and debt and other obligations. In addition, entities accounted for as equity method investments, which we do not control, and our subsidiaries are all separate and distinct legal entities that are not obligated to pay dividends or make loans or distributions to us and could be precluded from doing so by legislation, regulation, court order or contractual restrictions, in times of financial distress or in other circumstances. The inability to access capital from our subsidiaries and entities accounted for as equity method investments could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Sempra’s rights to the assets of its subsidiaries and equity method investments are structurally subordinated to the claims of each entity’s trade and other creditors. If Sempra is a creditor of any such entity, its rights as a creditor would be effectively subordinated to any security interest in the entity’s assets and any indebtedness of the entity senior to that held by Sempra. In addition, Sempra may elect to make capital contributions to its subsidiaries, which are not required to be repaid and generally are structurally subordinated to claims by creditors of the applicable subsidiary.
Sempra has substantial investments in and obligations arising from businesses it does not control or manage or in which it shares control.
We have investments in businesses we do not control or manage or in which we share control. In some cases, we engage in arrangements with or for these businesses that could expose us to risks in addition to our investment, including guarantees, indemnities and loans. For businesses we do not control, we are subject to the decisions of others, which may not always be in our interest and could negatively affect us. When we share control of a business with other owners, any disagreements among the owners about strategy, financial, operational, transactional or other important matters could hinder the business from moving forward with key initiatives or taking other actions and could negatively affect the relationships among the owners and the efficient functioning of the business. In addition, irrespective of whether or not we control these businesses, we could be responsible for liabilities or losses related to these businesses or elect to make capital contributions to these businesses. Any such circumstance could materially adversely affect our results of operations, financial condition, cash flows and/or prospects. We discuss these investments in Note 6 of the Notes to Consolidated Financial Statements.
Our business could be negatively affected by activist shareholders.
Activist shareholders may engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes in or assert influence on our board of directors and management. In taking these steps, activist shareholders could seek to acquire our capital stock, which at certain ownership levels could threaten our ability to use some or all our NOL carryforwards if our corporation experiences an “ownership change” under applicable tax rules. Responding to activist shareholders could require us to
2022 Form 10-K | 36

incur legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategies.
Any perceived uncertainties about our future direction or control, our ability to execute our strategies, or the composition of our board of directors or management team arising from activist shareholder attention or other action could lead to a perception of instability or a change in the direction of our business, which could be exploited by our competitors and/or other activist shareholders, result in the loss of business opportunities, and make it more difficult to pursue our strategic initiatives or attract and retain qualified personnel and business partners, any of which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. Further, any such actions could cause fluctuations in the trading prices of our securities based on temporary or speculative market perceptions or other factors.
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
At February 21, 2023, we had 314,569,519 shares of our common stock and 900,000 shares of our non-convertible series C preferred stock outstanding. We may seek to raise capital by issuing additional equity or convertible debt securities, which may materially dilute the voting rights and economic interests of holders of our outstanding common and preferred stock and materially adversely affect the trading price of our common and preferred stock.
Dividend requirements associated with our preferred stock subject us to risks.
Any failure to pay scheduled dividends on our series C preferred stock when due would have a material adverse impact on the market price of our securities and would prohibit us, under the terms of the series C preferred stock, from paying cash dividends on or repurchasing shares of our common stock (subject to limited exceptions) until we have paid all accumulated and unpaid dividends on the series C preferred stock. Additionally, the terms of the series C preferred stock generally provide that if dividends on any shares of the preferred stock have not been declared and paid or have been declared but not paid for three or more semi-annual dividend periods, whether or not consecutive, the holders of the preferred stock would be entitled to elect two additional members to our board of directors, subject to certain terms and limitations.
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
2022 Form 10-K | 37

RISKS RELATED TO ALL SEMPRA BUSINESSES
Operational Risks
Our businesses are subject to risks arising from their infrastructure and information systems.
Our businesses’ facilities and the information systems that interconnect and/or manage them are subject to risks of, among other things, potential breakdown or failure of equipment or processes due to aging infrastructure and systems; human error; shortages of or delays in obtaining equipment, materials, commodities or labor, which may be exacerbated by current or future supply chain constraints and tight labor market conditions, and increases to the costs of these items due to inflationary pressures or otherwise, which may not be recoverable in a timely manner or at all; operational restrictions resulting from environmental requirements or governmental interventions; inability to enter into, maintain, extend or replace long-term supply or transportation contracts; and performance below expected levels. Even though our businesses undertake capital investment projects to construct, replace, maintain, improve and upgrade facilities and systems, such projects may not be effective at managing the aforementioned risks, and may involve significant costs that may not be recoverable and challenges in achieving completion. We often rely on third parties, including contractors, to perform work related to these projects and other maintenance activities, which may subject us to increased risks because we manage the safety and quality of work performed by third parties and may retain liability for their work. Because our facilities are interconnected with those of third parties, including receiving natural gas supply from third party pipelines and power generation facilities that produce most of the power that we distribute to customers, the operation of our facilities could also be adversely affected by these or similar risks to the systems of such third parties, many of which may be unanticipated or uncontrollable by us.
Additional risks associated with our businesses’ ability to safely and reliably construct, replace, operate, maintain, improve and upgrade their respective facilities and systems, many of which are beyond our control, include:
▪failure to meet customer demand for electricity and/or natural gas, including electrical blackouts or curtailments or gas outages
▪natural gas surges into homes or other properties
▪the release of hazardous or toxic substances, including gas leaks
▪inadequate emergency preparedness plans and the failure to respond effectively to catastrophic events
The occurrence of any of these events could affect supply and demand for electricity, natural gas or other forms of energy, cause unplanned outages, damage our businesses’ assets and/or operations, damage the assets and/or operations of third parties on which our businesses rely, damage property owned by customers or others, and cause personal injury or death. In addition, if we are unable to defend and retain title to the properties we own or if we are unable to obtain or retain rights to construct and operate on the properties we do not own in a timely manner, on reasonable terms or at all, we could lose our rights to occupy and use these properties and the related facilities, which could result in modification, delay or curtailment of existing or proposed operations or projects, increase our costs, and result in breaches of one or more permits or contracts related to the affected facilities that could lead to legal costs, impairments or fines or penalties. Any such outcome could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
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
Such incidents could result in business and project development disruptions, power or gas outages, property damage, injuries and loss of life for which we could be liable and could cause secondary incidents that also may have these or other negative effects, such as fires; leaks of natural gas, natural gas odorant, propane, ethane, other GHG emissions or radioactive material; spills or other damage to natural resources; or other nuisances to affected communities. Any of these occurrences could decrease revenues and earnings and/or increase costs, including maintenance costs or restoration expenses, amounts associated with claims against us, and regulatory fines, penalties and disallowances. In some cases, we may be liable for damages even though we are not at fault, such as when the doctrine of inverse condemnation applies, which we discuss below under “Risks Related to Sempra California – Operational Risks.” For our regulated utilities, these costs may not be recoverable in rates. Insurance coverage for these costs may increase or become prohibitively expensive, be disputed by insurers, or become unavailable for certain of these risks or at sufficient levels, and any insurance proceeds may be insufficient to cover our losses or liabilities due to limitations, exclusions, high deductibles, failure to comply with procedural requirements or other factors. Such incidents that do not directly
2022 Form 10-K | 38

affect our facilities may impact our business partners, supply chains and transportation channels, which could negatively impact construction projects and our ability to provide electricity and natural gas to customers. Moreover, weather-related incidents have become more prevalent, unpredictable and severe as a result of climate change or other factors, which could have a greater impact on our businesses than currently anticipated and, for our regulated utilities, rates may not be adequately or timely adjusted to reflect any such increased impact. Any such outcome could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
In addition to general information and cyber risks that all large corporations face, we face evolving cybersecurity risks associated with the energy grid, natural gas pipelines, storage and other infrastructure and protecting sensitive and confidential customer and employee information.
Our use of complex technologies and systems in our operations, including deployment of any new technologies, and our collection and retention of sensitive information, represent large-scale opportunities for attacks on or other failures to protect our information systems, confidential information and energy grid and natural gas infrastructure. In particular, cyber-attacks targeting utility systems and other energy infrastructure, as well as the impacts of these attacks on companies and their communities, are increasing in sophistication, magnitude and frequency and may further increase in connection with certain geopolitical events, such as the war in Ukraine. Additionally, SDG&E and SoCalGas are increasingly required to disclose large amounts of data (including customer personal information and energy use data) to support changes to California’s electricity and gas markets related to grid modernization and customer choice as well as energy efficiency, demand response and conservation, increasing the risks of inadvertent disclosure or other unauthorized access of sensitive information. Further, the virtualization of many business activities increases cyber risk, and generally there has been an associated increase in targeted cyber-attacks. Moreover, all our businesses operating in California (and any other states and countries where we do business that adopt similar laws) are subject to enhanced state privacy laws, which require companies that collect information about California residents to, among other things, make disclosures to consumers about their data collection, use and sharing practices; allow consumers to opt out of certain data sharing with third parties; and assume liability under a new cause of action for unauthorized disclosure of certain highly sensitive personal information.
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
We diligently analyze the financial viability of each acquisition, partnership and JV we pursue. However, our diligence may prove to be insufficient and there could be latent, unforeseen defects. In addition, we may not realize all the anticipated benefits from future acquisitions, partnerships or JVs for various reasons, including difficulties integrating operations and personnel to our standards or in a timely manner, higher and unexpected acquisition and operating costs, unknown liabilities, and fluctuations in markets. Any of these outcomes could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Increasing activities and projects intended to advance new energy technologies could introduce new risks to our businesses.
We regularly undertake or become involved in research and development projects and other activities designed to develop new technologies in the energy space, including those related to hydrogen, energy storage, carbon sequestration, grid modernization and others. These activities and projects can involve significant employee time, as well as substantial capital resources that may
2022 Form 10-K | 39

not be recoverable in rates or, with respect to our non-regulated utility businesses, may not be able to be passed through to customers. We may also seek a variety of federal and state funding opportunities for these activities and projects (such as loans and grants, including in conjunction with third-party commercial or governmental entities), which may involve significant employee time and effort and increased compliance requirements with no guarantee that any such funding would be received. In addition, the timing to complete these activities and projects is inherently uncertain and may require significantly more time and funding than we initially anticipate. Moreover, many of these technologies are in the early stage of development, and the applicable activities and projects may not be completed or the applicable technologies may not prove economically and technically feasible. If any of these circumstances occurs, we may not receive an adequate or any return on our investment and other resources invested in these activities and our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected.
The operation of our facilities depends on good labor relations with our employees.
Several of our businesses have in place collective bargaining agreements with different labor unions, which are generally negotiated on a company-by-company basis. Any failure to negotiate and reach an agreement on these labor contracts as they are up for renewal could result in strikes, boycotts or other labor disruptions. Any such labor disruption or negotiated wage or benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Our businesses depend on the performance of counterparties, and any performance failures by these counterparties could materially adversely affect us.
Our businesses depend on the performance of business partners, customers, suppliers and other counterparties who owe money or commodities as a result of market transactions or other long-term arrangements. If they fail to perform their obligations in accordance with these arrangements, we may need to enter into alternative arrangements or honor our underlying commitments at then-current market prices, which may result in additional losses to us to the extent of amounts already paid to such counterparties. Any efforts to enforce the terms of these arrangements through legal or other means could involve significant time and costs and would be unpredictable and may not be successful. In addition, many of these arrangements, including our relationships with the applicable counterparties, are important for the conduct and growth of our businesses. We also may not be able to secure replacement agreements with other counterparties on favorable terms, in a timely manner or at all if any of these arrangements terminate. Further, we often extend credit to customers and other counterparties and, although we perform credit analyses prior to extending credit, we may not be able to collect the amounts owed to us, which presents an increased risk for our long-term supply, sales and capacity contracts. The failure of any of our counterparties to perform in accordance with their arrangements with us could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure’s obligations and those of its LNG suppliers are contractually subject to suspension or termination for force majeure events, which generally are beyond the control of the parties, and limitations of remedies for other failures to perform, including limitations on damages that may prohibit recovery of costs incurred for any breach of an agreement. Any such occurrence could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure engages in JVs and invests in companies in which other equity partners may have or share with us control over the applicable project or investment. Sempra Texas Utilities also invests in companies that it does not control or manage. We discuss the risks related to these arrangements above under “Risks Related to Sempra – Operational and Structural Risks.”
Our businesses face risks related to the COVID-19 pandemic.
The COVID-19 pandemic has materially impacted communities, supply chains, economies and markets around the world since March 2020. To date, the COVID-19 pandemic has not had a material impact on our results of operations. However, Sempra and some or all its businesses have been and could continue to be impacted by this pandemic or any future pandemic in a number of ways, including:
▪Disruption in supply chains and the capital markets, which has affected and could further affect liquidity, strategic initiatives and prospects, including in some cases a slowdown of planned capital spending
▪Customer-protection measures implemented by SDG&E and SoCalGas, including suspending service disconnections due to nonpayment for all customers early in the pandemic (except for SoCalGas’ noncore customers and, since the second half of 2022, SDG&E’s and SoCalGas’ commercial and industrial customers), waiving late payment fees, offering flexible payment plans and automatically enrolling residential and small business customers with past-due balances in long-term repayment plans, which have collectively resulted in a reduction in payments from SDG&E and SoCalGas’ customers and an increase in uncollectible accounts that could become material and may not be fully recoverable
2022 Form 10-K | 40

▪Precautionary, preemptive and responsive actions taken by our current and prospective counterparties, customers and partners, as well as regulators and other governing bodies that affect our businesses, which have affected and could further affect our operations, results, liquidity and ability to pursue capital projects and strategic initiatives
Any of these impacts could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. We will continue to actively monitor the effects of the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are necessary for the safety of our employees, customers, partners and suppliers and, generally, the communities we serve. However, we cannot at this time predict the extent to which the COVID-19 pandemic may further impact our businesses.
Financial Risks
Our debt service obligations expose us to risks and could require additional equity securities issuances by Sempra and sales of equity interests in various subsidiaries or projects under development.
Our businesses have debt service obligations, which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects by, among other things:
▪making it more difficult and costly for each of these businesses to service, pay or refinance their debts as they come due, particularly during adverse economic or industry conditions or in periods of significant increases in interest rates
▪limiting flexibility to pursue strategic opportunities or react to business developments or changes in the industry sectors in which they operate
▪requiring cash to be used for debt service payments, thereby reducing the cash available for other purposes
▪causing lenders to require materially adverse terms in the instruments for new debt, such as restrictions on uses of proceeds or other assets or limitations on incurring additional debt, creating liens, paying dividends, repurchasing stock, making investments or receiving distributions from subsidiaries or equity method investments
Sempra’s goal is to maintain or improve its credit ratings, but it may not be able to do so. To maintain these credit ratings, we may seek to reduce our outstanding indebtedness or our need for additional indebtedness with the proceeds from issuances of equity securities by Sempra or the sale of equity interests in our subsidiaries or development projects. We may not be able to complete any such equity sales on terms we consider acceptable or at all, and any new equity issued by Sempra may dilute the voting rights and economic interests of existing holders of Sempra’s common and preferred stock. Any such outcome could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
The availability and cost of debt or equity financing could be negatively affected by market and economic conditions and other factors, and any such effects could materially adversely affect us.
Our businesses are capital-intensive, with significant capital spending expected in future periods. In general, we rely on long-term debt to fund a significant portion of our capital expenditures and repay outstanding debt and we rely on short-term borrowings to fund a significant portion of day-to-day business operations. Sempra may also seek to raise capital by issuing equity or selling equity interests in our subsidiaries or investments.
Limitations on the availability of credit, increases in interest rates or credit spreads due to inflationary pressures or otherwise or other negative effects on the terms of any financing we pursue could cause us to fund operations and capital expenditures at a higher cost or fail to raise our targeted amount of funding, which could negatively impact our ability to meet contractual and other commitments, progress development projects, make non-safety related capital expenditures and effectively sustain operations. Any of these outcomes could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
In addition to market and economic conditions, factors that can affect the availability and cost of capital include:
▪adverse changes to laws and regulations, including recent and proposed changes to the regulation of the energy market in Mexico
▪the overall health of the energy industry
▪volatility in electricity or natural gas prices
▪for Sempra, SDG&E and SoCalGas, risks related to California wildfires
▪for Sempra, SDG&E and SoCalGas, any deterioration of or uncertainty in the political or regulatory environment for local natural gas distribution companies operating in California
▪credit ratings downgrades
2022 Form 10-K | 41

We are subject to risks due to uncertainty relating to the calculation of LIBOR and its scheduled discontinuance.
Certain of our financial and commercial agreements, including those for variable rate indebtedness, as well as interest rate derivatives, incorporate LIBOR as a benchmark for establishing certain rates. As directed by the U.S. Federal Reserve, banks ceased making new LIBOR-based issuances at the end of 2021, and publication of certain key U.S. dollar LIBOR tenors for existing loans is expected to cease in mid-2023. These events could cause LIBOR to perform differently than it has performed historically. Use of the SOFR, which has been identified as the replacement benchmark rate for LIBOR, may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made using LIBOR. Changes to or the discontinuance of LIBOR, any uncertainty regarding such changes or discontinuance, and the performance and characteristics of alternative benchmark rates, could negatively affect our existing and future variable rate indebtedness and interest rate hedges and the cost of doing business under our commercial agreements that incorporate LIBOR, SOFR or other alternative benchmark rates, and could require us to seek to amend the terms of the relevant indebtedness or agreements, which may not be possible and/or may require us to accept terms that are materially worse than existing terms. The occurrence of any of these risks could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Credit rating agencies may downgrade our credit ratings or place those ratings on negative outlook.
Credit rating agencies routinely evaluate Sempra, SDG&E, SoCalGas and SI Partners and certain of our other businesses, and their ratings are based on a number of factors, including the factors described below and the ability to generate cash flows; level of indebtedness; overall financial strength; specific transactions or events, such as share repurchases and significant litigation; the status of certain capital projects; and the state of the economy and our industry generally. These credit ratings could be downgraded or other negative credit rating actions could occur at any time. We discuss these credit ratings in “Part II – Item 7. MD&A – Capital Resources and Liquidity.”
For Sempra, the Rating Agencies have noted that the following events, among others, could lead to negative ratings actions:
▪expansion of natural gas liquefaction projects or other unregulated businesses in a manner inconsistent with its present level of credit quality
▪Sempra’s consolidated financial measures do not improve, or it fails to meet certain financial credit metrics
▪catastrophic wildfires caused by SDG&E or by any California electric IOUs that participate in the Wildfire Fund, which could exhaust the fund considerably earlier than expected
For SDG&E, the Rating Agencies have noted that the following events, among others, could lead to negative ratings actions:
▪catastrophic wildfires caused by SDG&E or by any California electric IOUs that participate in the Wildfire Fund, which could exhaust the fund considerably earlier than expected
▪a consistent weakening of SDG&E’s financial metrics or a deterioration in the regulatory environment
▪a ratings downgrade at Sempra
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
For SI Partners, the Rating Agencies have noted that the following events, among others, could lead to negative ratings actions:
▪SI Partners’ failure to meet certain financial credit metrics
▪a deterioration in SI Partners’ business risk profile, including incremental construction risk or adverse changes in the operating environment in Mexico
▪a ratings downgrade at Sempra, IEnova and/or Cameron LNG, LLC
A downgrade of any of our businesses’ credit ratings or ratings outlooks, as well as the reasons for such downgrades, may materially adversely affect the market prices of our securities, the interest rates at which borrowings can be made and debt securities issued, and the various fees on our credit facilities. This could make it more costly for the affected businesses to borrow money, issue securities and/or raise other types of capital, any of which could materially adversely affect our ability to meet our debt obligations and contractual commitments, and our results of operations, financial condition, cash flows and/or prospects.
2022 Form 10-K | 42

We do not fully hedge our assets or contract positions against changes in commodity prices or interest rates, and for those positions that are hedged, our hedging procedures may not mitigate our risk as expected or prevent us from experiencing losses.
We have used and may continue to use forward contracts, futures, financial swaps and/or options, among other mechanisms, to hedge our known or anticipated purchase and sale commitments, inventories of natural gas and LNG, natural gas storage and pipeline capacity and electric generation capacity in an effort to reduce our financial exposure related to commodity price fluctuations. We do not hedge the entire exposure to market price volatility of our assets or our contract positions, and the extent of the coverage to these exposures varies over time. In addition, we have used and may continue to use similar financial instruments to hedge against changes in interest rates. Certain derivative securities we use to hedge are recorded at fair value through earnings to reflect movements in the price of the security, which has in the past and could in the future create volatility in our earnings (such as the significantly higher unrealized losses on commodity derivatives that we recognized in 2022 compared to 2021 as we discuss in “Part II – Item 7. MD&A – Results of Operations”). To the extent we have unhedged positions, or if our hedging strategies do not work as expected, fluctuating commodity prices could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. Certain of the contracts we may use for hedging purposes are subject to fair value accounting, which may result in gains or losses in earnings for those contracts that may not reflect the associated gains or losses of the underlying position being hedged and could result in fluctuations of our results from period to period.
Risk management procedures may not prevent or mitigate losses.
Although we have in place risk management and control systems designed to quantify and manage risk, these systems may not prevent material losses. Risk management procedures may not always be followed as intended or function as expected. In addition, daily VaR and loss limits, which are primarily based on historic price movements and which we discuss in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” may not protect us from losses if prices significantly or persistently deviate from historic prices. As a result of these and other factors, our risk management procedures and systems may not prevent or mitigate losses that could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Market performance or changes in other assumptions could require unplanned contributions to pension and PBOP plans.
Sempra, SDG&E and SoCalGas provide defined benefit pension and PBOP plans to eligible employees and retirees. The cost of providing these benefits is affected by many factors, including the market value of plan assets and the other factors described in Note 9 of the Notes to Consolidated Financial Statements. A decline in the market value of plan assets or an adverse change in any of these other factors could cause a material increase in our funding obligations for these plans, which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Legal and Regulatory Risks
Our businesses require numerous permits, licenses, franchises and other approvals from various governmental agencies, and the failure to obtain or maintain any of them, or lengthy delays in obtaining them, could materially adversely affect us.
Our businesses require numerous permits, licenses, rights-of-way, franchises, certificates and other approvals from federal, state, local and foreign governmental agencies. These approvals may not be granted in a timely manner or at all or may be modified, rescinded or fail to be extended for a variety of reasons. Obtaining or maintaining these approvals could result in higher costs or the imposition of conditions or restrictions on our operations. For example, SoCalGas’ franchise agreement with Los Angeles County is scheduled to expire in June 2023. Further, these approvals require compliance by us and may require compliance by our customers, which could result in modification, suspension or rescission and subject us to fines and penalties in the event of noncompliance. If one or more of these approvals were to be suspended, rescinded or otherwise terminated, including due to expiration or legal or regulatory changes, or modified in a manner that makes our continued operation of the applicable business prohibitively expensive or otherwise undesirable or impossible, we may be required to adjust or temporarily or permanently cease certain of our operations, sell the associated assets or remove them from service and/or construct new assets intended to bypass the impacted area, in which case we may lose some of our rate base or revenue-generating assets, our development projects may be negatively affected and we may incur impairment charges or other costs that may not be recoverable. The occurrence of any of these events could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
We may invest funds in capital projects prior to receiving all regulatory approvals. If there is a delay in obtaining these approvals; if any approval is conditioned on changes or other requirements that increase costs or impose restrictions on our existing or
2022 Form 10-K | 43

planned operations; if we fail to obtain or maintain these approvals or comply with them or other applicable laws or regulations; if we are involved in litigation that adversely impacts any approval or rights to the applicable property or assets; or if management decides not to proceed with a project, we may be unable to recover any or all amounts invested in that project. Any such occurrence could cause our costs to materially increase, result in material impairments, and otherwise materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Our businesses face climate change concerns and have environmental compliance and clean energy transition costs, which could have a material adverse effect on us.
Climate change and the costs associated with its impacts and mitigation may have the potential to adversely affect our businesses, including by increasing the costs we incur to transmit energy and provide other services, impacting the demand for and consumption of the natural gas we distribute and the energy we transmit (due to changes in costs, weather patterns, the type of energy transmitted as a result of increasing customer preference for carbon-neutral and renewable sources of energy, and other factors), and affecting the economic health of the regions in which we operate.
Our businesses are subject to extensive federal, state, local and foreign statutes, orders, rules and regulations relating to climate change and environmental protection. To comply with these requirements, we must expend significant capital and employee resources on (i) environmental monitoring, surveillance and other measures to track performance; (ii) acquisitions of pollution control equipment; (iii) mitigation efforts; and (iv) emissions fees, which could increase as a result of various factors we may not control, including changing laws and regulations, increased enforcement activities, delays in the renewal and issuance of permits, and changes to the mix of energy we are required to supply. In addition, we are generally responsible for hazardous substances and other contamination on and the conditions of our projects and properties, regardless of when these conditions arose and whether they are known or unknown. In addition, we could be liable for contamination at our former facilities and off-site waste disposal sites that have been used in our operations. For our regulated utilities, some of these costs may not be recoverable in rates. Failure to comply with environmental laws and regulations may subject our businesses to fines and penalties, including criminal penalties in some cases, and/or curtailment of our operations. Any of these outcomes could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Increasing international, national, regional, state and local-level environmental concerns and related new or proposed legislation and regulation or changes to existing legislation or regulation, such as increased requirements for monitoring and surveillance, disclosures on environmental performance and targets, pollution monitoring and control equipment, safety practices, emissions fees, taxes, penalties or other obligations or restrictions, may have material negative effects on our operations, operating costs, corporate planning, and the scope and economics of proposed expansions, infrastructure projects or other capital expenditures.
In addition, existing and potential new or amended legislation and regulation relating to the control and reduction of GHG emissions and mitigating climate change may materially restrict our operations, negatively impact demand for our services, the natural gas we distribute and/or the energy we transmit, limit development opportunities, force costly or otherwise burdensome changes to our operations or otherwise materially adversely affect us. For example, SB 100 (enacted in 2018) and SB 1020 (enacted in 2022) requires each California electric utility, including SDG&E, to procure at least 50% of its annual electric energy requirements from renewable energy sources by 2026, 60% by 2030, 90% by 2035, and 95% by 2040. State law also creates the policy of meeting all of California’s retail electricity supply with a mix of RPS Program-eligible and zero-carbon resources by 2045. The law also includes stipulations that this policy not increase carbon emissions elsewhere in the western grid and not allow resource shuffling, and requires that the CPUC, CEC, CARB and other state agencies incorporate this policy into all relevant planning. In addition, the Governor of California signed an executive order establishing a new statewide goal to achieve carbon neutrality as soon as possible, and no later than 2045, and achieve and maintain net negative emissions thereafter. The executive order calls on CARB to address this goal in future scoping plans, which affect several major sectors of California’s economy, including transportation, agriculture, development, industrial and others. California has issued new climate initiatives in line with this statewide goal, including two executive orders requiring sales of all passenger vehicles to be zero-emission by 2035.
Moreover, the energy transition in California and elsewhere, including decarbonization goals, has introduced uncertainty in investor support over the long term, leading some to reduce investment in or divest from the energy sector. Maintaining investor confidence and attracting capital at a competitive cost will depend in part on successfully demonstrating our ability to reduce emissions associated with our operations and the energy we transmit, consistent with Sempra’s aim to have net-zero emissions by 2050 and SDG&E’s and SoCalGas’ aim to have net-zero emissions by 2045. Our ability to achieve this aim depends on many factors, some of which we do not control, including supportive energy laws and policies, development, availability and adoption of alternative fuels, successful research and development efforts focused on low-carbon technologies that are economically and technically feasible, cooperation from our partners, financing sources and commercial counterparties, customer participation in conservation and energy efficiency programs, and our ability to execute our planned investments in and advancement of our
2022 Form 10-K | 44

infrastructure. Although we have developed interim targets and various plans designed to support California in reaching its GHG emissions and renewable energy mandates and our own energy goals, we may not be successful.
We will need to continue to expend capital and employee resources to develop and deploy new technologies and modernize grid systems in our efforts to support the clean energy transition in California and elsewhere and achieve our climate targets and those mandated by applicable authorities, which may not be recoverable in rates or, with respect to our non-regulated utility businesses, may not be able to be passed through to customers. Even if such costs are recoverable, the costs of these efforts and complying with these mandates, coupled with the necessary costs of investing for safety and reliability, may negatively impact the affordability of SDG&E’s and SoCalGas’ customer rates and, for our non-regulated utility businesses, may cause costs to increase to levels that reduce customer demand and growth. SDG&E and SoCalGas, as well as any of our other businesses affected by GHG emissions mandates, may also be subject to fines and penalties if mandated renewable energy goals are not met, and all our businesses could suffer difficulties attracting investors and business partners, reputational harm and other negative effects if we do not meet or if we scale back our GHG emissions goals or there are negative views about our environmental disclosures or practices generally. Any of these outcomes could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Our businesses are subject to numerous governmental regulations and complex tax and accounting requirements and may be materially adversely affected by them or any changes to them.
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
Our operations are subject to rules relating to transactions among SDG&E, SoCalGas and other Sempra businesses. These rules are commonly referred to as “affiliate rules,” and they primarily impact transmission supply, capacity and marketing activities, including restricting our ability to sell natural gas or electricity to, or trade with, SDG&E and SoCalGas and their ability to complete these transactions with each other. These rules, as well as any changes to these rules or their interpretations or additional more restrictive CPUC or FERC rules related to transactions with affiliates, could materially adversely affect our operations and, in turn, our results of operations, financial condition, cash flows and/or prospects.
We may be materially adversely affected by the outcome of litigation or other proceedings in which we are involved.
Our businesses are involved in a number of lawsuits, binding arbitrations, regulatory investigations and other proceedings. We discuss material pending proceedings in Note 16 of the Notes to Consolidated Financial Statements. We have spent, and continue to spend, substantial money, time and employee and management focus on these lawsuits and other proceedings. The uncertainties inherent in lawsuits and other proceedings make it difficult to estimate with any degree of certainty the timing, costs and ranges of costs or effects of resolving these matters. In addition, juries have demonstrated a willingness to grant large awards, including punitive damages, in response to personal injury, product liability, property damage and other claims. Accordingly, actual costs incurred have and may continue to differ materially from insured or reserved amounts and may not be recoverable, in whole or in part, from insurance or in customer rates. Any of the foregoing could cause reputational damage and materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
2022 Form 10-K | 45

RISKS RELATED TO SEMPRA CALIFORNIA
Operational Risks
Wildfires in California pose risks to Sempra California (particularly SDG&E) and Sempra.
Potential for Increased and More Severe Wildfires
Over the past few years, California has been experiencing some of the largest wildfires (measured by acres burned) in its history. Frequent and severe drought conditions, inconsistent and extreme swings in precipitation, changes in vegetation, unseasonably warm temperatures, low humidity, strong winds and other factors have increased the duration of the wildfire season and the intensity, prevalence and difficulty of prevention and containment of wildfires in California, including in SDG&E’s and SoCalGas’ service territories. Changing weather patterns, including as a result of climate change, could cause these conditions to become even more extreme and unpredictable. These wildfires could jeopardize SDG&E’s and SoCalGas’ electric and natural gas infrastructure and third-party property and result in temporary power shortages in SDG&E’s and SoCalGas’ service territories. Certain of California’s local land use policies and forestry management practices have been relaxed to allow for the construction and development of residential and commercial projects in high-risk fire areas, which could lead to increased third-party claims and greater losses in the event of fires in these areas for which SDG&E or SoCalGas may be liable. Any such wildfires in SDG&E’s and SoCalGas’ territories (or outside of these territories in the event the Wildfire Fund described below is materially diminished) could materially adversely affect SDG&E’s, SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects, which we discuss in this risk factor below and above under “Risks Related to All Sempra Businesses – Operational Risks.”
The Wildfire Legislation
In July 2019, the Wildfire Legislation was signed into law, which we discuss in Note 1 of the Notes to Consolidated Financial Statements. The Wildfire Legislation’s revised legal standard for the recovery of wildfire costs may not be implemented effectively or applied consistently, we may not be eligible for the Wildfire Legislation’s cap on wildfire-related liability if SDG&E fails to maintain a valid annual safety certification from the OEIS or meet other requirements of the legislation, and/or the Wildfire Fund could be exhausted due to claims against the fund by SDG&E or other participating IOUs as a result of fires in their respective service territories, any of which could have a material adverse effect on Sempra’s and SDG&E’s results of operations, financial condition, cash flows and/or prospects. PG&E has indicated that it will seek reimbursement from the Wildfire Fund for losses associated with the Dixie fire, which burned from July 2021 through October 2021 and was reported to be the largest single wildfire (measured by acres burned) in California history. In addition, the Wildfire Legislation did not change the doctrine of inverse condemnation, which imposes strict liability (meaning that liability is imposed regardless of fault) on a utility whose equipment, such as its electric distribution and transmission lines, is determined to be a cause of a fire. In such an event, the utility would be responsible for the costs of damages, including potential business interruption losses, and interest and attorneys’ fees, even if the utility has not been found negligent. The doctrine of inverse condemnation also is not exclusive of other theories of liability, including if the utility were found negligent, in which case additional liabilities, such as fire suppression, clean-up and evacuation costs, medical expenses, and personal injury, punitive and other damages, could be imposed. We are unable to predict the impact of the Wildfire Legislation on SDG&E’s ability to recover costs and expenses in the event that SDG&E’s equipment is determined to be a cause of a fire, and specifically in the context of the application of inverse condemnation.
Cost Recovery Through Insurance or Rates
As a result of the strict liability standard applied to electric IOU-caused wildfires in California, substantial losses recently recorded by insurance companies, and the risk of an increase in the number and size of wildfires, obtaining insurance coverage for wildfires that could be caused by SDG&E (or, to a lesser extent, SoCalGas) has become increasingly difficult and costly. If these conditions continue or worsen, insurance for wildfire liabilities may become unavailable or may become prohibitively expensive and we may be challenged or unsuccessful when we seek recovery of insurance cost increases through the regulatory process. In addition, insurance for wildfire liabilities may not be sufficient to cover all losses we may incur, or it may not be available in sufficient amounts to meet the $1.0 billion of primary insurance required by the Wildfire Legislation. We are unable to predict whether we would be able to recover in rates or from the Wildfire Fund the amount of any uninsured losses. A loss that is not fully insured, is not sufficiently covered by the Wildfire Fund and/or cannot be recovered in customer rates could materially adversely affect Sempra’s and one or both of SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
2022 Form 10-K | 46

Wildfire Mitigation Efforts
Although we expend significant resources on measures designed to mitigate wildfire risks, these measures may not be effective in preventing wildfires or reducing our wildfire-related losses and their costs may not be fully recoverable in rates. SDG&E is required by applicable California law to submit annual wildfire mitigation plans for approval by the OEIS and could be subject to increased risks if these plans are not approved in a timely manner or the measures set forth in the plans are not implemented effectively, as well as fines or penalties for any failure to comply with the approved plans. One of our wildfire mitigation and safety tools is to de-energize certain of our facilities when weather conditions become extreme and there is elevated wildfire ignition risk. These “public safety power shutoffs” have been subject to scrutiny by various stakeholders, including customers, regulators and lawmakers, which could increase the risk of liability for damages associated with these events. Such costs may not be recoverable in rates. Unrecoverable costs, adverse legislation or rulemaking, scrutiny by key stakeholders, ineffective wildfire mitigation measures or other negative effects associated with these efforts could materially adversely affect Sempra’s and SDG&E’s results of operations, financial condition, cash flows and/or prospects.
The electricity industry is undergoing significant change, including increased deployment of DER, technological advancements, and political and regulatory developments.
Electric utilities in California are experiencing increasing deployment of DER, such as solar generation, energy storage and energy efficiency and demand management technologies, and California’s environmental policy objectives are accelerating the pace and scope of these changes. This growth of DER and demand management will require further modernization of the electric distribution grid to, among other things, accommodate increasing two-way flows of electricity and increase the grid’s capacity to interconnect these resources. In addition, enabling California’s clean energy goals will require sustained investments in grid modernization, renewable integration projects, energy efficiency programs, energy storage options, operational and data management systems, and electric vehicle infrastructure. The growth of third-party energy storage alternatives and other technologies also may increasingly compete with SDG&E’s traditional transmission and distribution infrastructure in delivering electricity to consumers. The CPUC is conducting several proceedings regarding DER and demand management, including the evaluation of various projects and pilots; changes to the planning and operation of the electric distribution grid to prepare for higher penetration of DER; future grid modernization and grid investments; the deferral of traditional grid investments by DER; and the role of the electric distribution grid operator. These proceedings and the broader changes in California’s electricity industry could result in new regulations, policies and/or operational changes that could materially adversely affect SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
SDG&E provides bundled electric procurement service through various resources that are typically procured on a long-term basis. Although SDG&E currently provides such procurement service for a portion of its customer load, most customers receive procurement service from a load-serving entity other than SDG&E through programs such as CCA and DA, in which case SDG&E no longer procures energy for this departing load. CCA is only available if a customer’s local jurisdiction (city or county) offers such a program and DA is currently limited by a cap based on gigawatt hours. Several jurisdictions in SDG&E’s territory, including the City of San Diego, have implemented CCA, and additional jurisdictions are in the process of implementing or considering CCA. SDG&E’s historical energy procurement for future deliveries exceeds the needs of its remaining bundled customers as customers have elected CCA and DA services. To help achieve the goal of ratepayer indifference (as to whether or not customers’ energy is procured by SDG&E or by CCA or DA), the CPUC revised the Power Charge Indifference Adjustment framework. The purpose of the framework is to help ensure SDG&E’s procurement cost obligations are more equitably shared among customers served by SDG&E and customers now served by CCA and DA. SDG&E implemented the framework on January 1, 2019. If the framework or other mechanisms designed to achieve ratepayer indifference do not perform as intended, if the law changes, or if the law is not interpreted or enforced as expected, SDG&E’s remaining bundled customers could experience large increases in rates for commodity costs under commitments made on behalf of CCA and DA customers prior to their departure or, if all such costs are not recoverable in rates, SDG&E could experience material increases in its unrecoverable commodity costs. Any of these outcomes could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Natural gas and natural gas storage have increasingly been the subject of political and public scrutiny, including a desire by some to reduce or eliminate reliance on natural gas as an energy source.
Certain California legislators, as well as stakeholder, advocacy and activist groups, have expressed a desire to limit or eliminate reliance on natural gas as an energy source by advocating increased use of renewable electricity and electrification in lieu of the use of natural gas. Reducing methane emissions also has become a major focus of certain local and state agencies and the U.S. Administration, as well as the CPUC, resulting in passed or proposed legislation, regulation, policies and ordinances to prohibit or restrict the use and consumption of natural gas in new buildings, appliances and other applications. These actions could have the effect of reducing natural gas use over time.
2022 Form 10-K | 47

CARB, California’s primary regulator for GHG emissions reduction programs, continues to pursue plans for reducing GHG emissions in line with California’s climate goals that include proposals to reduce natural gas demand through proposed building decarbonization measures (for example, zero-emission standards for space and water heaters), or through promoting legislation for increased renewable electricity generation. Additionally, the CEC’s Title 24 requirements mandate that new construction include electric-ready buildings and heat pump technologies beginning in 2023.
The CPUC has an ongoing proceeding that seeks to establish a state-wide process to help utilities plan appropriate gas infrastructure portfolios as natural gas usage in the state is expected to decline. This includes a new gas infrastructure General Order (GO 177) requiring site-specific approvals for certain gas infrastructure projects as well as issuance of a CPUC staff proposal to develop a gas distribution infrastructure decommissioning framework. The CPUC may similarly enact measures to reduce natural gas demand (such as more aggressive energy efficiency programs), promote fuel substitution (such as replacement of natural gas appliances with electric appliances), and order changes (such as its recent decision to eliminate gas line extension allowances for new applications submitted on or after July 1, 2023).
A substantial reduction in or the elimination of natural gas as an energy source in California without adequate and appropriate recovery of investments could result in impairment of some or all of SoCalGas’ and SDG&E’s natural gas infrastructure assets if they were not permitted to be repurposed for alternative fuels, were required to be depreciated on an accelerated basis or were to become stranded, which could have a material adverse effect on SoCalGas’, SDG&E’s and Sempra’s results of operations, financial conditions, cash flows and/or prospects.
SDG&E may incur significant costs and liabilities from its partial ownership of a nuclear facility being decommissioned.
SDG&E has a 20% ownership interest in SONGS, which we discuss in Note 15 of the Notes to Consolidated Financial Statements. SDG&E and each of the other owners of SONGS is responsible for financing its share of the facility’s expenses and capital expenditures, including those related to decommissioning activities. Although the facility is being decommissioned, SDG&E’s ownership interest in SONGS continues to subject it to risks, including:
▪the potential release of radioactive material
▪the potential harmful effects from the former operation of the facility
▪limitations on the insurance commercially available to cover losses associated with operating and decommissioning the facility
▪uncertainties with respect to the technological and financial aspects of decommissioning the facility
SDG&E maintains the SONGS NDT to provide funds for nuclear decommissioning. Trust assets have been generally invested in equity and debt securities, which are subject to market fluctuations. A decline in the market value of trust assets, an adverse change in the law regarding funding requirements for decommissioning trusts, or changes in assumptions or forecasts related to decommissioning dates, technology and the cost of labor, materials and equipment due to inflationary pressures or otherwise could increase the funding requirements for these trusts, which costs may not be fully recoverable in rates. In addition, CPUC approval is required to make withdrawals from the NDT, and CPUC approval for certain expenditures may be denied if the CPUC determines the expenditures are unreasonable. In addition, decommissioning may be materially more expensive than we currently anticipate and therefore decommissioning costs may exceed the amounts in the NDT. Rate recovery for overruns would require CPUC approval, which may not occur.
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
Rates and Other Financial Matters
The CPUC regulates SDG&E’s and SoCalGas’ customer rates, except for SDG&E’s electric transmission rates that are regulated by the FERC, and conditions of service. The CPUC also regulates SDG&E’s and SoCalGas’ sales of securities, rates of return, capital structure, rates of depreciation, long-term resource procurement and other financial matters in various ratemaking proceedings. The CPUC periodically approves SDG&E’s and SoCalGas’ customer rates based on authorized capital expenditures, operating costs, including income taxes, and an authorized rate of return on investments while incorporating a risk-based decision-making framework, as well as settlements with third parties. The outcome of ratemaking proceedings can be affected by various
2022 Form 10-K | 48

factors, many of which are not in our control, including the level of opposition by intervening parties; any rejection by the CPUC of settlements with third parties; potential rate impacts; increasing levels of regulatory review; changes in the political, regulatory, or legislative environments; and the opinions of regulators, consumer and other stakeholder groups and customers. These ratemaking proceedings include decisions about major programs in which SDG&E and SoCalGas make investments under an approved CPUC framework, such as wildfire mitigation and pipeline and storage integrity and safety enhancement programs, but which investments may remain subject to a CPUC filing or reasonableness review with potentially unclear standards or other factors as described above that may result in the disallowance of incurred costs. SDG&E and SoCalGas also may be required to incur costs and make investments to comply with proposed legislative and regulatory requirements and initiatives, including those related to California’s climate goals and policies, and their ability to recover these costs and investments may depend on the final form of the legislative or regulatory requirements and the ratemaking mechanisms associated with them. Recovery can also be affected by the timing and process of the ratemaking mechanism, in which there can be a significant time lag between when costs are incurred and when those costs are recovered in customers’ rates and material differences between the forecasted and authorized costs embedded in rates (which are set on a prospective basis) and the actual costs incurred. The CPUC may also experience delays in its decisions on recovery or may deny recovery altogether on the basis that costs were not reasonably or prudently incurred or for other reasons. Even if recoverable, the cost of investments to support the clean energy transition in California while also investing in necessary safety and reliability may negatively impact the affordability of SDG&E’s and SoCalGas’ customer rates and their and Sempra’s results of operations, financial condition, cash flows and/or prospects.
In addition, a CPUC cost of capital proceeding every three years determines a utility’s authorized capital structure and authorized return on rate base, and the CCM applies in the interim years and considers changes in the cost of capital based on changes in interest rates for each 12-month period ending September 30 (the measurement period). Alternatively, each of SDG&E and SoCalGas are permitted to file a cost of capital application in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole to have its cost of capital determined in lieu of the CCM. Any such rate change due to a downward trigger of the CCM could have a material adverse effect on Sempra’s and the applicable utility’s results of operations, financial condition, cash flows and/or prospects. We discuss the CCM in “Part I – Item 1. Business - Ratemaking Mechanisms – Sempra California – Cost of Capital Proceedings,” and in Note 4 of the Notes to Consolidated Financial Statements.
The FERC regulates electric transmission rates, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the rates of return on investments in electric transmission assets, and other similar matters involving SDG&E. These ratemaking mechanisms are subject to many risks similar to those described above regarding the CPUC ratemaking proceedings.
CPUC Authority Over Operational Matters
The CPUC has regulatory authority related to safety standards and practices, competitive conditions, reliability and planning, affiliate relationships and a wide range of other operational matters, including citation programs concerning matters such as safety activity, disconnection and billing practices, resource adequacy and environmental compliance. Many of these standards and citation programs are becoming more stringent and could impose significant penalties, including enforcement programs under which the CPUC staff can issue citations that in some cases can impose substantial fines. The CPUC also continues to explore expansion of its programs to provide additional oversight. The CPUC conducts reviews and audits of the matters under its authority and could launch investigations or open proceedings at any time on any such matter it deems appropriate, the results of which could lead to citations, disallowances, fines and penalties, as well as corrective or mitigation actions required to address any noncompliance that may not be sufficiently funded by customer rates or at all. Any such occurrence could have a material adverse effect on Sempra’s, SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
We discuss various CPUC proceedings relating to SDG&E and SoCalGas in Notes 4 and 16 of the Notes to Consolidated Financial Statements.
Potential Regulatory Changes and Influence of Other Organizations
SDG&E, SoCalGas and Sempra may be materially adversely affected by revisions or reinterpretations of existing or new legislation, regulations, decisions, orders or interpretations of the CPUC, the FERC or other regulatory bodies, any of which could change how SDG&E and SoCalGas operate, affect their ability to recover various costs through rates or adjustment mechanisms, require them to incur additional expenses or otherwise materially adversely affect their and Sempra’s results of operations, financial condition, cash flows and/or prospects.
SDG&E and SoCalGas are also affected by numerous advocacy groups, including California Public Advocates Office, The Utility Reform Network, Utility Consumers’ Action Network and the Sierra Club. Any success by any of these groups in directly or
2022 Form 10-K | 49

indirectly influencing regulatory bodies with authority over their operations could have a material adverse effect on SDG&E’s, SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
SoCalGas has incurred and may continue to incur significant costs, expenses and other liabilities related to the Leak.
From October 23, 2015 through February 11, 2016, SoCalGas experienced the Leak, which we describe in Note 16 of the Notes to Consolidated Financial Statements.
Litigation
In September 2021, SoCalGas and Sempra entered into an agreement with counsel to resolve lawsuits filed by approximately 36,000 plaintiffs (the Individual Plaintiffs) against SoCalGas and Sempra related to the Leak resulting in a payment of approximately $1.8 billion. The Individual Plaintiffs who do not participate in that settlement (the Remaining Individual Plaintiffs) will be able to continue to pursue their claims. As of February 21, 2023, lawsuits filed by the Remaining Individual Plaintiffs and several shareholder derivative actions are pending against SoCalGas related to the Leak, some of which have also named Sempra and/or certain officers and directors of SoCalGas and Sempra. Additional litigation may be filed against us related to the Leak or our responses to it. The costs of defending against, settling or otherwise resolving the pending lawsuits or any new litigation could materially adversely affect SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects. We discuss these risks above under “Risks Related to All Sempra Businesses – Legal and Regulatory Risks” and in this risk factor below under “Estimated Costs, Insurance and Accounting and Other Impacts.”
Regulatory Proceedings
SoCalGas has been subject to an OII to investigate and consider, among other things, what damages, fines or other penalties, if any, should be imposed against SoCalGas in connection with the Leak (the Leak OII). In October 2022, SoCalGas executed a settlement agreement with SED and the Public Advocates Office at the CPUC to resolve all aspects of the Leak OII, which is subject to CPUC approval. The settlement agreement provides for financial penalties, certain costs that SoCalGas will reimburse, a violation of California Public Utilities Code section 451, and costs previously incurred by SoCalGas for which it will not seek recovery from ratepayers, among other provisions. Other investigations related to the Leak could result in additional findings of violations of laws, orders, rules or regulations as well as fines and penalties, any of which could involve substantial costs and cause reputational damage. In addition, SoCalGas may incur higher operating costs and additional capital expenditures as a result of new investigations or new laws, orders, rules and regulations arising out of this incident, or our responses thereto, which may not be recoverable through insurance or in customer rates. The occurrence of any of these risks could materially adversely affect SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Natural Gas Storage Operations and Reliability
In February 2017, the CPUC opened a proceeding pursuant to SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, including analyzing alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated.
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
Cost Estimate, Insurance and Accounting and Other Impacts
At December 31, 2022, SoCalGas estimates certain costs related to the Leak are $3,486 million (the cost estimate), including $1,279 million of costs recovered from insurance. Other than insurance for directors’ and officers’ liability, we have exhausted all of our insurance for this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. At December 31, 2022, $129 million of the cost estimate is accrued in Reserve for Aliso Canyon Costs and $4 million of the cost estimate is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Consolidated Balance Sheets.
The civil litigation that remains pending against us related to the Leak seeks compensatory, statutory and punitive damages, restitution, and civil and administrative fines, penalties and other costs. We also could be subject to damages, fines or other penalties as a result of the pending regulatory investigation related to the Leak. Except for the amounts paid or estimated to settle
2022 Form 10-K | 50

certain pending legal and regulatory matters as we describe in Note 16 of the Notes to Consolidated Financial Statements, the cost estimate does not include any amounts necessary to resolve pending litigation or regulatory proceedings, other potential litigation or other costs, in each case to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. The costs or losses not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Any failure by the CPUC to adequately reform SDG&E’s rate structure could have a material adverse effect on SDG&E and Sempra.
The NEM program is an electric billing tariff mechanism designed to promote the installation of on-site renewable generation (primarily solar installations) for residential and business customers. Depending on when the on-site generation was installed, NEM customers receive a full retail rate or a reduced retail rate for energy they generate but do not use that is fed to the utility’s power grid, which results in these customers not paying their proportionate share of the cost of maintaining and operating the electric transmission and distribution system, subject to certain exceptions, but still receiving electricity from the system when their self-generation is inadequate to meet their electricity needs. As more and higher electric-use customers switch to NEM and self-generate energy, the burden on remaining non-NEM customers, who effectively subsidize the unpaid NEM costs, increases, which in turn encourages more self-generation and further increases rate pressure on remaining non-NEM customers.
The current electric residential rate structure in California is primarily based on consumption volume, which places a higher rate burden on customers with higher electric use while subsidizing lower-use customers. In August 2020, the CPUC initiated a rulemaking to further develop a successor to the existing NEM tariff. In November 2022, a previous proposed decision was withdrawn and a new proposed decision was issued, recommending substantial reform of the NEM program through the establishment of a new Net Billing Tariff that would apply to new net metered customers. The new Net Billing Tariff revises the current NEM structure for new customers with a retail export compensation rate that is better aligned with the value provided to the grid by behind-the-meter energy generation systems and retail import rates that encourage electrification and adoption of solar systems paired with storage. The new Net Billing Tariff is designed to compensate customers for the value of their exports to the grid based on avoided cost. In December 2022, the CPUC approved the new Net Billing Tariff for customers who interconnect their qualifying on-site renewable generation after April 14, 2023. Additionally, in response to California legislation adopted in 2022, the CPUC has initiated a rulemaking to broadly restructure the way fixed costs are collected, moving from volumetric charges to an income-graduated fixed charge for default residential rates by July 1, 2024. The intent of such a fixed charge would be to further help reduce cost shifts through an equitable approach to the distribution of electric costs. Depending on the effectiveness of the new Net Billing Tariff and any new rules related to fixed charges, which are uncertain, the risks associated with the existing NEM tariff could continue or increase.
SDG&E believes the establishment of a charge independent of consumption volume for residential customers is critical to help distribute rates among all customers that rely on the electric transmission and distribution system, including those participating in the NEM program. The absence of a charge independent of consumption volume coupled with the continuing increase of solar installation and other forms of self-generation, as well as the progression of DER and energy efficiency initiatives that could also reduce delivered volumes, could adversely impact electricity rates and the reliability of the electric transmission and distribution system. Any such impact could subject SDG&E to increased customer dissatisfaction, increased likelihood of noncompliance with CPUC or other safety or operational standards and increased risks attendant to any such noncompliance, as we discuss above, as well as increased costs, including power procurement, operating and capital costs, and potential disallowance of recovery for these costs.
If the CPUC does not continue to adequately reform SDG&E’s residential rate structure for all customers to better achieve reasonable, cost-based electric rates that are competitive with alternative sources of power and adequate to maintain the reliability of the electric transmission and distribution system, such failure could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
2022 Form 10-K | 51

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
Various “ring-fencing” measures, governance mechanisms and commitments are in place that create legal and financial separation between Oncor Holdings, Oncor and their subsidiaries, on the one hand, and Sempra and its affiliates and subsidiaries, on the other hand. These measures are designed to enhance Oncor’s separateness from its owners and mitigate the risk that Oncor would be negatively impacted by a bankruptcy or other adverse financial development affecting its owners. These measures subject us and Oncor to various restrictions, including:
▪seven members of Oncor’s 13-person board of directors must be independent directors in all material respects under the rules of the NYSE in relation to Sempra and its affiliates and any other owners of Oncor, and also must have no material relationship with Sempra or its affiliates or any other owners of Oncor currently or within the previous 10 years; of the six remaining directors, two must be designated by Sempra, two must be designated by Oncor’s minority owner, TTI, and two must be current or former Oncor officers
▪Oncor will not pay dividends or other distributions (except for contractual tax payments) if (i) a majority of Oncor’s independent directors or any of the directors appointed by TTI determines that it is in the best interest of Oncor to retain such amounts to meet expected future requirements, (ii) the payment would cause Oncor’s debt-to-equity ratio to exceed the debt-to-equity ratio approved by the PUCT, or (iii) unless otherwise allowed by the PUCT, Oncor’s senior secured debt credit rating by any of the Rating Agencies falls below BBB (or Baa2 for Moody’s)
▪there must be certain “separateness measures” maintained to reinforce the legal and financial separation of Oncor from Sempra, including a requirement that dealings between Oncor and Sempra or Sempra’s affiliates (other than Oncor Holdings and its subsidiaries) must be on an arm’s-length basis, limitations on affiliate transactions and a prohibition on pledging Oncor assets or membership interests for any entity other than Oncor
▪a majority of Oncor’s independent directors and the directors designated by TTI that are present and voting (with at least one required to be present and voting) must approve any annual or multi-year budget if the aggregate amount of capital expenditures or O&M in the budget differs by more than 10% from the corresponding amounts in the budget for the preceding fiscal year or multi-year period, as applicable
As a result of these measures, we do not control Oncor Holdings or Oncor, and we have limited ability to direct the management, policies and operations of Oncor Holdings and Oncor, including the deployment or disposition of their assets, declarations of dividends, strategic planning and other important matters. We have limited representation on the Oncor Holdings and Oncor boards of directors, which are each controlled by independent directors. Moreover, all directors of Oncor, including the directors we have appointed, have considerable autonomy and have a duty to act in the best interest of Oncor consistent with the approved ring-fence and Delaware law, which may in some cases be contrary to our interests. To the extent the directors approve or Oncor otherwise pursues actions that are not in our interest, our results of operations, financial condition, cash flows and/or prospects may be materially adversely affected.
Industry-Related Risks
Changes in the regulation or operation of the electric utility industry and/or the ERCOT market, as well as the outcome of regulatory proceedings, could materially adversely affect Oncor, which could materially adversely affect us.
Oncor operates in the electric utility industry and, as a result, it is subject to many of the same or similar risks as Sempra California as we describe above under “Risks Related to Sempra California,” particularly with respect to regulation by federal, state, and local legislative and regulatory authorities regarding rates and other financial matters as well as operational matters. Oncor operates in the ERCOT market. In ERCOT, rates are set by the PUCT based on a historical test year, and as a result, the rates Oncor is allowed to charge generally will not exactly match its costs at any given point in time and there is no assurance that it will be able to earn its full return on invested capital. Further, the PUCT may not approve all items requested by Oncor in any rate proceeding, such as Oncor’s base rate review currently pending with the PUCT, including, among other things, recovery of all costs in rates, capital structure and authorized ROE. Failure to receive approval of its requests in any rate proceeding could adversely impact Oncor, which could adversely impact us, and those impacts could potentially be material.
The costs and burdens associated with complying with the various legislative and regulatory requirements to which Oncor is subject at the federal, state, and local levels and adjusting Oncor’s business and operations in response to legislative and
2022 Form 10-K | 52

regulatory developments, including changes in ERCOT, and any fines or penalties that could result from any noncompliance, may have a material adverse effect on Oncor. In addition, any economic weakness in the ERCOT market or slowing growth in Oncor’s service territory could lead to reduced electricity demand, which could materially adversely affect Oncor. Moreover, legislative, regulatory, market or industry activities could adversely impact Oncor’s collections and cash flows and jeopardize the predictability of utility earnings. For instance, the PUCT has instituted various projects reviewing the regulatory framework regarding DER and other non-traditional technologies. As DER usage continues to grow, regulatory decisions made with respect to DER, including with respect to ERCOT market rules and transmission and distribution utilities’ ability to invest in non-traditional electricity delivery solutions, could adversely impact Oncor’s revenues and operations. If Oncor does not successfully respond to any legislative, regulatory, market or industry changes applicable to it, Oncor could suffer a deterioration in its results of operations, financial condition, cash flows and/or prospects, which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Financial Risks
Oncor could have liquidity needs that necessitate additional investments.
Oncor’s business is capital-intensive, with significant capital spending expected in future periods, and it relies on external financing as a significant source of liquidity for its capital requirements. In the past, Oncor has financed much of its cash needs from operations and with proceeds from indebtedness, but these sources of capital may not be adequate or available on reasonable terms or at reasonable prices in the future. Because our commitments to the PUCT prohibit us from making loans to Oncor, we may elect to make capital contributions to Oncor if it fails to meet its capital requirements or is unable to access sufficient capital from other sources to finance its ongoing needs. Any such investments could be substantial, would reduce the cash available to us for other purposes, and could increase our indebtedness, any of which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Sempra could incur substantial tax liabilities if EFH’s 2016 spin-off of Vistra is deemed to be taxable.
As part of its ongoing bankruptcy proceedings, in 2016, EFH distributed all the outstanding shares of common stock of its subsidiary Vistra Energy Corp. (formerly TCEH Corp. and referred to herein as Vistra) to certain creditors of TCEH LLC (the spin-off), and Vistra became an independent, publicly traded company. Vistra’s spin-off from EFH was intended to qualify for partially tax-free treatment to EFH and its shareholders under Sections 368(a)(1)(G), 355 and 356 of the U.S. Internal Revenue Code of 1986 (as amended) (collectively referred to as the Intended Tax Treatment). In connection with and as a condition to the spin-off, EFH received a private letter ruling from the IRS regarding certain issues relating to the Intended Tax Treatment, as well as tax opinions from counsel to EFH and Vistra regarding certain aspects of the spin-off not covered by the private letter ruling.
In connection with the signing and closing of the merger of EFH (now Sempra Texas Holdings Corp. and a subsidiary of Sempra) with an indirect subsidiary of Sempra (the Merger), EFH sought and received a supplemental private letter ruling from the IRS and Sempra and EFH received tax opinions from their respective counsels that generally provide that the Merger will not affect the conclusions reached in, respectively, the IRS private letter ruling and tax opinions issued with respect to the spin-off described above. Similar to the IRS private letter ruling and opinions issued with respect to the spin-off, the supplemental private letter ruling is generally binding on the IRS and any opinions issued with respect to the Merger are based on factual representations and assumptions, as well as certain undertakings, made by Sempra and EFH. If such representations and assumptions are untrue or incomplete, any such undertakings are not complied with, or the facts upon which the IRS supplemental private letter ruling or tax opinions (which will not impact the IRS position on the transactions) are based are different from the actual facts relating to the Merger, the tax opinions and/or supplemental private letter ruling may not be valid and could be challenged by the IRS. Even though Sempra Texas Holdings Corp. would have administrative appeal rights if the IRS were to invalidate its private letter ruling and/or supplemental private letter ruling, including the right to challenge any adverse IRS position in court, any such appeal would be subject to uncertainties and could fail. If it is ultimately determined that the Merger caused the spin-off not to qualify for the Intended Tax Treatment, Sempra, through its ownership of Sempra Texas Holdings Corp., could incur substantial tax liabilities, which would materially reduce the value associated with our indirect investment in Oncor and could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
2022 Form 10-K | 53

RISKS RELATED TO SEMPRA INFRASTRUCTURE
Operational Risks
Project development activities may not be successful, projects under construction may not be completed on schedule or within budget, and completed projects may not operate at expected levels, any of which could materially adversely affect us.
All Energy Infrastructure Projects
We are involved in a number of energy infrastructure projects in various stages of development and construction, which subject us to numerous risks. Success in developing each project is contingent upon, among other things:
▪our financial condition and cash flows and other factors that impact our ability to invest sufficient funds in the project, including for preliminary activities that may need to be accomplished before we can determine whether the project is feasible or economically attractive
▪project assessment and design and our ability to foresee and incorporate new and developing trends and technologies in the energy industry, such as our pursuit of projects and design solutions to help enable our and our customers’ climate goals
▪our ability to reach a final investment decision or meet other milestones, which may be influenced by external factors outside our control, including the global economy and energy and financial markets, actions by regulators, achieving necessary internal and external approvals from project partners (if applicable) and others, and many of the other factors described in this risk factor
▪negotiation of satisfactory EPC agreements, including any renegotiation that may be required in the event of delays in final investment decisions or failures to meet other specified deadlines
▪progressing relationships from MOUs, HOAs or similar arrangements, which are non-binding and generally do not impose obligations on any of the parties, to execution of definitive agreements and participation in the project
▪identification of suitable partners, customers, suppliers and other necessary counterparties, negotiation of satisfactory equity, purchase, sale, supply, transportation and other appropriate commercial agreements, and satisfaction of any conditions to effectiveness of such agreements, including reaching a positive final investment decision within agreed timelines
▪timely receipt and maintenance of required governmental permits, licenses and other authorizations that do not impose material conditions and are otherwise granted under terms we find reasonable
▪our project partners’, contractors’ and other counterparties’ willingness and financial or other ability to make their required investments or fulfill their contractual commitments on a timely basis
▪timely, satisfactory and on-budget completion of construction, which could be negatively affected by engineering problems, work stoppages, unavailability or increased costs of materials, equipment, labor and commodities due to inflation or supply chain or other issues, contractor nonperformance and a variety of other factors, many of which we discuss above under “Risks Related to All Sempra Businesses – Operational Risks” and elsewhere in this risk factor
▪implementation of new or changes to existing laws or regulations that impact our infrastructure or the energy sector generally
▪obtaining adequate and reasonably priced financing for the project, particularly in light of rising inflation and interest rates
▪the absence of hidden defects or inherited environmental liabilities for the site of the project
▪fast and cost-effective resolution of any litigation or unsettled property rights affecting the project
▪geopolitical events and other uncertainties, such as the war in Ukraine
Any failures with respect to the above factors or other factors material to any particular project could involve additional costs, otherwise negatively affect our ability to successfully complete the project and force us to impair or write off amounts we have invested in the project. If we are unable to complete a development project, if we experience delays, or if construction, financing or other project costs exceed our estimated budgets and we are required to make additional capital contributions, we may never recover or receive an adequate or any return on our investment and other resources expended on the project and our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected.
The operation of existing facilities and any future projects we are able to complete involves many risks, including the potential for unforeseen design flaws, engineering challenges, equipment failures or the breakdown for other reasons of facilities, equipment or processes; labor disputes; fuel interruption; environmental contamination; and the other operational risks that we discuss above under “Risks Related to All Sempra Businesses – Operational Risks.” Any of these events could lead to our facilities being idle for an extended period of time or operating below expected levels, which may result in lost revenues or increased expenses, including higher maintenance costs and penalties. Any such occurrence could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
2022 Form 10-K | 54

LNG Export Projects
In addition to the risks described above that are applicable to all our energy infrastructure projects, we are exposed to additional risks in connection with our LNG export projects, including the ECA LNG Phase 1 project under construction and our potential development of additional LNG export facilities. We discuss our LNG export projects in “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.” Each of these projects faces numerous risks. Our ability to reach a final investment decision for each project and, if a positive decision is made and a project is completed, the overall success of the project are dependent on global energy markets, including natural gas and oil supply, demand and pricing, the ability to reach advantageous agreements with our counterparties, including our partners, off-takers, and EPC contractors, risks inherent in construction, and the ability to obtain and maintain government approvals, among other things. In general, depressed natural gas and LNG prices in the markets we intend to serve due to shifts in supply or other factors could reduce the pricing and cost advantages of exporting domestically produced natural gas and LNG, which could lead to decreased demand. In addition, global oil prices and their associated current and forward projections could reduce demand for natural gas and LNG in some sectors. Although demand for natural gas is currently strong due to the geopolitical consequences of the war in Ukraine and increased recognition of the importance of energy security, a reduction in natural gas demand could also occur from higher penetration of alternative fuels in new power generation, or as a result of calls by some to limit or eliminate reliance on natural gas as an energy source globally. Oil prices could also make LNG projects in other parts of the world more feasible and competitive with LNG projects in North America, thus increasing supply and competition for any available LNG demand. Moreover, because LNG projects take a number of years to develop and construct, it is difficult to match current and expected demand with the projected supply from projects under development. Any of these occurrences could impact competition and prospects for developing LNG export projects and negatively affect the performance and prospects of any of our projects that are or become operational.
Our projects may face distinct disadvantages relative to some LNG projects being pursued by other project developers, including:
▪The proposed Cameron LNG Phase 2 project is subject to certain restrictions and conditions under the financing agreements for the Cameron LNG Phase 1 facility and requires unanimous consent of all JV members, including with respect to the equity investment obligations of each partner. We may not be able to satisfy these conditions and requirements, in which case our ability to develop the Cameron LNG Phase 2 project would be jeopardized.
▪The ECA LNG projects under construction and in development are subject to ongoing land and permit disputes that could obstruct efforts to find or maintain suitable partners, customers and financing arrangements and hinder or halt construction and, if the projects are completed, operations. We discuss these risks below and under “Risks Related to Sempra Infrastructure – Legal Risks.” In addition, the Mexican regulatory process and overlay of U.S. regulation for natural gas exports to LNG facilities in Mexico are not well developed, which, among other factors, contributed to delays obtaining a necessary permit from the Mexican government for the ECA LNG Phase 1 project and could cause similar delays or other hurdles in the future and lead to difficulties finding or maintaining suitable partners, customers and financing arrangements. We have entered into contracts with affiliates and third parties, subject to certain conditions, to supply and transport gas across the U.S.-Mexico border to meet the requirements of the ECA LNG Phase 1 project if and when it becomes operational. If affiliates or third parties experience delays or fail to obtain and maintain necessary permits and arrangements to provide such supply or transportation services or if we fail to maintain adequate gas supply and transportation agreements to support the project fully, it could cause additional costs or delays to the ECA LNG Phase 1 project. Finally, although we have planned measures to not disrupt operations at the ECA Regas Facility with the construction or operation of the ECA LNG Phase 1 project, these measures may not be effective. Moreover, we expect construction of the proposed ECA LNG Phase 2 project to conflict with ECA Regas Facility operations, making the decisions on whether, when and how to pursue the ECA LNG Phase 2 project dependent in part on whether the investment in this project would, over the long term, be more beneficial than continuing to provide regasification services under existing contracts for 100% of the ECA Regas Facility’s capacity through 2028.
▪The PA LNG projects in development are to be located at a greenfield site and therefore are subject to disadvantages relative to projects being developed at brownfield sites, including increased time and costs to develop and construct the project.
Development of these or any other LNG export projects will depend on the ability of our existing pipeline interconnections to be expanded or the ability to permit and construct new pipeline facilities, each of which may require us to enter into additional pipeline interconnection agreements with third-party pipelines. We and third parties may not be able to successfully develop and construct such new pipeline facilities, or we may not be able to secure such additional pipeline interconnections on commercially reasonable terms or at all.
The capital requirements for LNG export projects that we decide to pursue can be significant, even if we ultimately decide not to make a positive final investment decision. In addition, our proposed facilities may not be completed in accordance with estimated timelines or budgets or at all as a result of the above or other factors, and delays, cost overruns or our inability to complete one or more of these projects could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
2022 Form 10-K | 55

Financing Arrangements
We may become involved in various financing arrangements with respect to any of our energy infrastructure projects, such as guarantees, indemnities or loans. These arrangements could expose us to additional risks, including exposure to losses upon the occurrence of certain events related to the development, construction, operation or financing of the applicable projects that could have a material adverse effect on our future results of operations, financial condition, cash flows and/or prospects.
We are dependent on the equipment provided by third parties to operate the Cameron LNG Phase 1 facility and the failure of such equipment may adversely impact our business and performance.
Cameron LNG JV has experienced operating issues with equipment provided by third-party vendors, which have caused reductions in operating capacity and the declaration of force majeure events by Cameron LNG JV under its tolling agreements for its Cameron LNG Phase 1 facility. Certain of Cameron LNG JV’s customers have raised objections regarding these force majeure declarations, and Cameron LNG JV’s customers may raise objections in the future regarding these declarations or other force majeure declarations for similar operating issues. Cameron LNG JV’s customers have obtained certain, and may in the future obtain additional, quantities of excess LNG production in connection with these and certain other force majeure events, and future force majeure events may also lead to the additional accrual of similar rights. The requirement to deliver excess LNG production to these customers in connection with these force majeure events has had, and in the future could have, an adverse impact on Sempra Infrastructure’s and our business and cash flows because Cameron LNG JV loses fees related to the excess production.
These and other operational issues arising from equipment or facilities provided by third-party vendors may require us to undertake remediation, repair or equipment replacement activities that could result in reductions or cessations in production from our facilities. Although we are seeking to enforce warranty and other claims against our EPC contractors and other equipment vendors and suppliers, we may face challenges in successfully enforcing these claims against these third parties. Any such occurrence could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Fixed-price long-term contracts for services or commodities expose our businesses to inflationary pressures.
Sempra Infrastructure seeks to secure long-term contracts for services and commodities in an effort to optimize the use of its facilities, reduce volatility in earnings and support the construction of new infrastructure. If these contracts are at fixed prices, their profitability may be negatively affected by inflationary pressures, including increased labor, materials, equipment, commodities and other operational costs, rising interest rates that affect financing costs and changes in applicable exchange rates. We may try to mitigate these risks by, among other things, using variable pricing tied to market indices, anticipating and providing for cost escalation when bidding on projects, contracting for direct pass-through of operating costs and/or entering into hedges. However, these measures may not fully or substantially offset any increases in operating expenses or financing costs caused by inflationary pressures and their use could introduce additional risks, any of which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Increased competition could materially adversely affect us.
The markets in which we operate are characterized by numerous strong and capable competitors, many of which have extensive and diversified development and/or operating experience domestically and internationally and financial resources similar to or greater than ours. In particular, the natural gas pipeline, storage and LNG market segments recently have been characterized by strong and increasing competition for winning new development projects and acquiring existing assets. In addition, our Mexican natural gas distribution business faces increased competition now that its former exclusivity period with respect to its distribution zones has expired and other distributors are legally permitted to build and operate natural gas distribution systems and compete to attract customers in the locations where it operates. These competitive factors could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
We may not be able to enter into, maintain, extend or replace long-term supply, sales or capacity agreements.
The ECA Regas Facility has long-term capacity agreements with a limited number of counterparties, and also may enter into short-term and/or long-term supply agreements to purchase LNG to be received, stored and regasified for sale to other parties. In addition, Cameron LNG JV has long-term liquefaction and regasification tolling agreements with three counterparties that collectively subscribe for the full nameplate capacity of the Cameron LNG Phase 1 facility. The long-term nature of these agreements and the small number of customers at each of these facilities exposes us to risks, including increased risk if these counterparties fail to meet their contractual obligations on a timely basis, increased credit risks, and risks associated with the long-term nature of our relationships with these counterparties, including increased impacts of disputes or other similar issues which we have experienced in the past. Any such issues that arise in the future with respect to our long-term contracts, including any that may be caused by or related to the war in Ukraine, could lead to significant legal and other costs, result in cancelation of certain key contracts or otherwise adversely affect our relationships with long-term customers, suppliers or partners, and could negatively
2022 Form 10-K | 56

impact the reliability of revenues from the applicable projects and the prospects for any implicated development projects. Any such event could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
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
We depend on electric transmission lines, natural gas pipelines and other transportation facilities and services owned and operated by third parties to, among other things:
▪deliver the natural gas, LNG, electricity and LPG we sell to customers or use for our LNG export facilities
▪supply natural gas to our gas storage and electric generation facilities
▪provide retail energy services to customers
If transportation is disrupted, if the construction of new or modified interconnecting infrastructure is not completed on schedule or if capacity is inadequate, we may not be able to move forward with our projects on schedule, we may be unable to sell and deliver our commodities, electricity and other services to our customers, we may be responsible for damages incurred by these customers, such as the cost of acquiring alternative supplies at then-current spot market rates, and we could lose customers that may be difficult to replace in competitive market conditions. Any such occurrence could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Financial Risks
Our international businesses and operations expose us to foreign currency and inflation risks.
Our operations in Mexico pose foreign currency and inflation risks. Exchange and inflation rates with respect to the Mexican peso and fluctuations in those rates may have an impact on the revenue, costs and cash flows from our international operations, which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects. We may attempt to hedge cross-currency transactions and earnings exposure through various means, including financial instruments and short-term investments, but these hedges may not fully achieve our objectives of mitigating earnings volatility that would otherwise occur due to exchange rate fluctuations. Because we do not hedge our net investments in foreign countries, we are susceptible to volatility in OCI caused by exchange rate fluctuations for entities whose functional currencies are not the U.S. dollar. Moreover, Mexico has experienced periods of high inflation and exchange rate instability in the past, and severe devaluation of the Mexican peso could result in governmental intervention to institute restrictive exchange control policies, as has occurred before in Mexico and other Latin American countries. We discuss our foreign currency exposure at our Mexican subsidiaries in “Part II – Item 7. MD&A” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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
2022 Form 10-K | 57

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
Overview
We own or have interests in a variety of energy infrastructure assets in Mexico, and we do business with companies based in foreign markets, including particularly our LNG export operations. Conducting these activities in foreign jurisdictions subjects us to complex management, security, political, legal, economic and financial risks that vary by country, many of which may differ from and potentially be greater than those associated with our wholly domestic businesses, and the occurrence of any of these risks could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. These risks include the following and the other risks discussed in this risk factor below:
▪compliance with tax, trade, environmental and other foreign laws and regulations, including legal limitations on ownership in some foreign countries and inadequate or inconsistent enforcement of regulations
▪actions by local regulatory bodies, including setting rates and tariffs that may be earned by or charged to our businesses
▪adverse changes in social, political, economic or market conditions or the stability of foreign governments
▪adverse rulings by foreign courts or tribunals; challenges to or difficulty obtaining, maintaining and complying with permits or approvals; difficulty enforcing contractual and property rights; differing legal standards for lawsuits or other proceedings; and unsettled property rights and titles in Mexico
▪expropriation or theft of assets
▪with respect to our non-utility international business activities, changes in the priorities and budgets of international customers, which may be driven by many of the factors listed above, among others
Mexican Government Influence on Economic and Energy Matters
The Mexican government exercises significant and increasing influence over the Mexican economy and energy sector and has adopted or proposed additional changes that, in each case, could fundamentally impact private investment in this sector.
Mexican governmental actions in the past several years in the electricity market include resolutions, orders, decrees, regulations and proposed and adopted amendments to Mexican law that could, among other things, threaten the prospects for private-party renewable energy generation in the country, limit the ability to dispatch renewable energy and receive or maintain operational permits, and increase costs of electricity for legacy renewables and cogeneration energy contract holders. The President of Mexico also proposed constitutional reform in September 2021 that would have eliminated the wholesale electricity market in Mexico and significantly limited the ability of private parties to participate in electricity generation. Although the proposed constitutional reform did not reach the two-third majority required for its approval and was therefore rejected by Mexico’s Chamber of Deputies, other similar reforms to centralize and de-privatize the electricity market in Mexico could be proposed in the future.
With respect to midstream and downstream activities, amendments to Mexico’s Hydrocarbons Law that give SENER and the CRE additional powers to suspend and revoke permits became effective in May 2021. The amendments provide that suspension of permits will be determined by SENER or the CRE when a danger to national security, energy security, or the national economy is foreseen, and also provide new grounds for the revocation of permits under certain other circumstances related to a permit holder’s use of illegally imported products, failure to comply with provisions applicable to quantity, quality and measurement of products, or unauthorized modification of the technical condition of its infrastructure. Additionally, the amendments direct authorities to revoke permits that fail to comply with certain minimum storage and other requirements or violate provisions established by SENER or the amended Hydrocarbons Law, as applicable.
We discuss these Mexican governmental actions in Note 16 of the Notes to Consolidated Financial Statements. We cannot predict whether proposed governmental actions will ultimately be passed or otherwise become effective in their current forms, nor can we predict the nature or level of their impact on the various segments of the energy sector in which we participate. We also cannot predict whether pending actions to enjoin enforcement or suspend or overturn existing laws and other governmental actions will be successful. More generally, we cannot predict the impact that the political, social and judicial landscape in Mexico will have on that country’s economy and energy sector and our business in Mexico. If any of the proposed governmental actions are passed or otherwise become effective, if efforts to enjoin enforcement or suspend or overturn adopted governmental actions fail, or if other similar moves by the Mexican government are taken to curb private-party participation in the energy sector, including through further amendments to Mexican laws, rules or the constitution or increased investigative and enforcement activities, it may impact our ability to operate our facilities at existing levels or at all, may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, may result in decreased revenues and cash flows, and may
2022 Form 10-K | 58

negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on our business, results of operations, financial condition, cash flows and/or prospects.
U.S. and Mexican Laws and Foreign Policy, including Trade and Related Matters
Our international business activities are subject to U.S. and Mexican laws and regulations related to foreign operations or doing business internationally, including the U.S. Foreign Corrupt Practices Act, the Mexican Federal Anticorruption Law in Public Contracting (Ley Federal Anticorrupción en Contrataciones Públicas) and similar laws, and are sensitive to U.S. and Mexican foreign policy, trade policy and other geopolitical factors. The current and the last U.S. Administrations have taken different stances with respect to international trade agreements, tariffs, immigration policy and other matters of foreign policy that impact trade and foreign relations. Shifts in foreign policy could result in or increase adverse effects on our businesses and create uncertainty, making it difficult to predict the impact these policies could have on our businesses. Violations or alleged violations of the laws referred to above, as well as foreign policy positions that adversely affect imports and exports between the U.S., Mexican and other economies and foreign companies with whom we conduct business, could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Our businesses are subject to various legal actions challenging our property rights and permits, and our properties in Mexico could be subject to expropriation by the Mexican government.
We are engaged in disputes regarding our title to the property in Mexico where our ECA Regas Facility is situated and our ECA LNG projects under construction and in development are expected to be situated, which we discuss in Note 16 of the Notes to Consolidated Financial Statements. In addition, we may have or seek to obtain long-term leases or rights-of-way from governmental agencies or other third parties to operate our energy infrastructure on land we do not own. In addition to the risks associated with such property ownership and use that we describe above under “Risks Related to All Sempra Businesses – Operational Risks,” disputes regarding any of these properties could lead to difficulties finding or maintaining suitable partners, customers and project financing arrangements and could hinder or halt our ability to construct and, if completed, operate the affected facilities or proposed projects. Any of these outcomes could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own or lease land, warehouses, offices, operating and maintenance centers, shops and service facilities necessary to conduct our businesses. Each of our operating segments currently has adequate space and, if we need more space, we believe it is readily available. We discuss properties related to our electric, natural gas and energy infrastructure operations in “Part I – Item 1. Business” and Note 1 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters described in Notes 15 and 16 of the Notes to Consolidated Financial Statements, “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A.”
2022 Form 10-K | 59

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Sempra Common Stock
Our common stock is traded on the NYSE under the trading symbol SRE and the Mexican Stock Exchange under the trading symbol SRE.MX. At February 21, 2023, there were approximately 21,229 record holders of our common stock. Information concerning dividend declarations for Sempra is included in “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sources and Uses of Cash – Dividends.”
SoCalGas and SDG&E Common Stock
Information concerning dividend declarations for SoCalGas and SDG&E is included in “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sources and Uses of Cash – Dividends.”
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
On July 6, 2020, our board of directors authorized the repurchase of shares of our common stock at any time and from time to time in an aggregate amount not to exceed the lesser of $2 billion or amounts spent to purchase no more than 25 million shares. This repurchase authorization was publicly announced on August 5, 2020 and has no expiration date. As of February 28, 2023, a maximum of $1.25 billion and no more than 19,632,529 shares may yet be purchased under this repurchase authorization.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Our 2022 operational and financial results reflect our mission to be North America’s premier energy infrastructure company. Key events in 2022 include:
▪SDG&E and SoCalGas filed their 2024 GRC applications and a CPUC proposed decision is scheduled for the second quarter of 2024
2022 Form 10-K | 60

▪SDG&E and SoCalGas received final decisions from the CPUC on their cost of capital for 2023 through 2025, and SDG&E received a final decision on its cost of capital for 2022
▪SoCalGas made significant progress to substantially resolve legal and regulatory matters pertaining to the Leak
▪Oncor filed its comprehensive base rate review and expects to receive a final order from the PUCT around the end of the first quarter of 2023
▪Sempra Infrastructure completed the sale of a 10% NCI in SI Partners to ADIA
▪Sempra Infrastructure advanced development of the PA LNG projects and Cameron LNG Phase 2 project and expects to make a final investment decision for the PA LNG Phase 1 project in the first quarter of 2023
▪We invested $5.7 billion in capital expenditures and investments
▪We completed $450 million of common stock repurchases pursuant to ASR programs
Our former South American businesses and certain activities associated with those businesses are presented as discontinued operations. Nominal activities that are not classified as discontinued operations have been subsumed into Parent and other. We completed the sales of these businesses in the second quarter of 2020.
RESULTS OF OPERATIONS
We discuss the following in Results of Operations:
▪Overall results of operations of Sempra;
▪Segment results;
▪Significant changes in revenues, costs and earnings; and
▪Impact of foreign currency and inflation rates on results of operations.
We discuss herein our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to “Part II – Item 7. MD&A – Results of Operations” in our 2021 annual report on Form 10-K filed with the SEC on February 25, 2022.
OVERALL RESULTS OF OPERATIONS OF SEMPRA

OVERALL RESULTS OF OPERATIONS OF SEMPRA
(Dollars and shares in millions, except per share amounts)

Our earnings and diluted EPS were impacted by variances discussed below in “Segment Results.”

SEGMENT RESULTS
This section presents earnings (losses) by Sempra segment, as well as Parent and other and discontinued operations, and a related discussion of the changes in segment earnings (losses). Throughout the MD&A, our reference to earnings represents earnings attributable to common shares. Variance amounts presented are the after-tax earnings impact (based on applicable statutory tax rates), unless otherwise noted, and before foreign currency and inflation effects and NCI, where applicable.
2022 Form 10-K | 61

SEMPRA EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
SDG&E	$915	$819	$824
SoCalGas	599	(427)	504
Sempra Texas Utilities	736	616	579
Sempra Infrastructure	310	682	580
Parent and other(1)	(466)	(436)	(563)
Discontinued operations	—	—	1,840
Earnings attributable to common shares	$2,094	$1,254	$3,764
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.
SDG&E
The increase in earnings of $96 million (12%) in 2022 compared to 2021 was primarily due to:
▪$56 million higher CPUC base operating margin, net of operating expenses;
▪$26 million lower income tax expense primarily from flow-through items, net of lower associated regulatory revenues;
▪$20 million higher income tax benefit from the resolution of prior year income tax items;
▪$9 million higher net regulatory interest income; and
▪$7 million higher AFUDC equity; offset by
▪$26 million higher net interest expense.
SoCalGas
Earnings of $599 million in 2022 compared to losses of $427 million in 2021 was primarily due to:
▪$949 million decrease in charges relating to litigation and regulatory matters pertaining to the Leak comprised of $199 million in 2022 compared to $1,148 million in 2021;
▪$105 million higher CPUC base operating margin, net of operating expenses;
▪$7 million higher AFUDC equity; and
▪$6 million higher net regulatory interest income; offset by
▪$26 million higher net interest expense; and
▪$10 million in penalties related to the energy efficiency and advocacy OSCs, which we discuss in Note 4 of the Notes to Consolidated Financial Statements.
Sempra Texas Utilities
The increase in earnings of $120 million (19%) in 2022 compared to 2021 was primarily due to higher equity earnings from Oncor Holdings driven by:
▪higher revenues from rate updates to reflect increases in invested capital, higher customer consumption attributable primarily to weather, and customer growth; offset by
▪higher depreciation expense and interest expense attributable to invested capital; and
▪higher O&M.
Sempra Infrastructure
The decrease in earnings of $372 million in 2022 compared to 2021 was primarily due to:
▪$283 million losses in 2022 compared to $148 million earnings in 2021 from asset and supply optimization driven by higher unrealized losses on commodity derivatives due to changes in natural gas prices, offset by higher diversion revenues;
▪$169 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, net of foreign currency derivative effects, comprised of a $216 million unfavorable impact in 2022 compared to a $47 million unfavorable impact in 2021; and
▪$13 million selling profit on a sales-type lease relating to the commencement of a rail facility lease at the Veracruz terminal in 2021; offset by
▪$79 million higher equity earnings from Cameron LNG JV primarily from higher revenues from excess LNG production and maintenance revenues;
2022 Form 10-K | 62

▪$50 million higher net income tax benefit primarily from the remeasurement of certain deferred income taxes and outside basis differences in JV investments;
▪$50 million lower net interest expense, including $37 million in charges associated with hedge termination costs and a write-off of unamortized debt issuance costs from the early redemptions of debt in October 2021 and $27 million net unrealized gains in 2022 on a contingent interest rate swap related to the proposed PA LNG Phase 1 project that we discuss in Note 11 of the Notes to Consolidated Financial Statements;
▪$42 million higher earnings from the transportation business in Mexico driven by higher rates and higher equity earnings at IMG excluding unfavorable impact from foreign currency and inflation;
▪$14 million higher earnings due to the start of commercial operations of the Veracruz and Mexico City terminals in March and July of 2021, respectively, and remeasurement of operating leases;
▪$12 million higher earnings from the renewables business due to Border Solar and the second phase of ESJ being placed in service in March 2021 and January 2022, respectively; and
▪$10 million higher earnings from TdM driven by higher power prices offset by lower volumes.
Parent and Other
The increase in losses of $30 million (7%) in 2022 compared to 2021 was primarily due to:
▪$120 million deferred income tax expense associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries, which we discuss in Note 8 of the Notes to Consolidated Financial Statements;
▪$50 million net investment losses in 2022 compared to $29 million net investment gains in 2021 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations;
▪$50 million equity earnings in 2021 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs; and
▪$26 million gain on the sale of PXiSE in December 2021; offset by
▪$92 million in charges associated with make-whole premiums and a write-off of unamortized discount and debt issuance costs from the early redemptions of debt in December 2021;
▪$72 million net income tax expense related to the utilization of a deferred income tax asset upon completing the sale of a 20% NCI in SI Partners to KKR in October 2021;
▪$49 million income tax benefit in 2022 compared to $9 million income tax expense in 2021 from changes to a valuation allowance against certain tax credit carryforwards; and
▪$19 million lower preferred dividends due to the mandatory conversion of all series B preferred stock in July 2021.
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
SoCalGas and SDG&E currently operate under a regulatory framework that permits:
▪The cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed through to customers in rates substantially as incurred and without markup. The GCIM provides for SoCalGas to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between core customers and SoCalGas. We provide further discussion in Note 3 of the Notes to Consolidated Financial Statements.
▪SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to customers. The differences in cost between estimates and actual are recovered or refunded in subsequent periods through rates.
▪SoCalGas and SDG&E to recover certain program expenditures and other costs authorized by the CPUC, or “refundable programs.”
Because changes in SoCalGas’ and SDG&E’s cost of natural gas and/or electricity are recovered in rates, changes in these costs
2022 Form 10-K | 63

are offset in the changes in revenues and therefore do not impact earnings, other than potential impacts related to the GCIM for SoCalGas that we describe above. In addition to the changes in cost or market prices, natural gas or electric revenues recorded during a period are impacted by the difference between customer billings and recorded or CPUC-authorized amounts. These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 4 of the Notes to Consolidated Financial Statements.

The table below summarizes utilities revenues and cost of sales.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Natural gas revenues:
SoCalGas	$6,840	$5,515	$4,748
SDG&E	1,043	838	694
Sempra Infrastructure	89	81	58
Eliminations and adjustments	(104)	(101)	(89)
Total	7,868	6,333	5,411
Electric revenues:
SDG&E	4,795	4,666	4,619
Eliminations and adjustments	(12)	(8)	(5)
Total	4,783	4,658	4,614
Total utilities revenues	$12,651	$10,991	$10,025
Cost of natural gas(1):
SoCalGas	$2,233	$1,369	$783
SDG&E	363	242	162
Sempra Infrastructure	37	24	12
Eliminations and adjustments	(30)	(38)	(32)
Total	2,603	1,597	925
Cost of electric fuel and purchased power(1):
SDG&E	994	1,069	1,191
Eliminations and adjustments	(57)	(59)	(4)
Total	937	1,010	1,187
Total utilities cost of sales	$3,540	$2,607	$2,112
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

SEMPRA CALIFORNIA AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Years ended December 31,
	2022	2021	2020
SoCalGas	$7.48	$4.53	$2.59
SDG&E	8.01	5.30	3.74

In 2022 compared to 2021, our natural gas revenues increased by $1.5 billion (24%) to $7.9 billion primarily due to:
▪$1.3 billion increase at SoCalGas, which included:
◦$864 million increase in cost of natural gas sold, which we discuss below,
◦$202 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$146 million higher CPUC-authorized revenues,
2022 Form 10-K | 64

◦$69 million higher revenues from incremental and balanced capital projects, and
◦$35 million higher revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account; and
▪$205 million increase at SDG&E, which included:
◦$121 million increase in cost of natural gas sold, which we discuss below,
◦$35 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$31 million higher revenues from balanced capital projects, and
◦$10 million higher CPUC-authorized revenues.
Our cost of natural gas increased by $1.0 billion to $2.6 billion in 2022 compared to 2021 primarily due to:
▪$864 million increase at SoCalGas primarily due to higher average natural gas prices; and
▪$121 million increase at SDG&E primarily due to higher average natural gas prices.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In 2022 compared to 2021, our electric revenues, substantially all of which are at SDG&E, increased by $125 million (3%) to $4.8 billion primarily due to:
▪$70 million higher CPUC-authorized revenues;
▪$68 million higher revenues associated with SDG&E’s wildfire mitigation plan;
▪$35 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M;
▪$19 million higher revenues from transmission operations; and
▪$14 million higher revenues associated with lower income tax benefits from flow-through items; offset by
▪$75 million lower cost of electric fuel and purchased power, which we discuss below.
Our utility cost of electric fuel and purchased power includes utility-owned generation, power purchased from third parties, and net power purchases and sales to the California ISO. Our cost of electric fuel and purchased power decreased by $73 million (7%) to $937 million in 2022 compared to 2021 primarily due to $75 million at SDG&E from higher sales to the California ISO due to higher market prices offset by higher purchased power from the California ISO due to higher market prices, net of lower customer demand due to departing load now served by CCAs, and higher utility-owned generation costs.
Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
REVENUES
Sempra Infrastructure	$1,830	$1,916	$1,342
Parent and other(1)	(42)	(50)	3
Total revenues	$1,788	$1,866	$1,345
COST OF SALES(2)
Sempra Infrastructure	$942	$608	$275
Parent and other(1)	—	3	1
Total cost of sales	$942	$611	$276
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Consolidated Statements of Operations.

In 2022 compared to 2021, revenues from our energy-related businesses decreased by $78 million (4%) to $1.8 billion primarily due to:
▪$344 million decrease in revenues from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$498 million lower revenues primarily driven by $639 million from higher unrealized losses on commodity derivatives offset by $148 million from higher natural gas prices and volumes, offset by
◦$83 million higher diversion fees due to higher natural gas prices, and
2022 Form 10-K | 65

◦$71 million higher LNG sales; offset by
▪$143 million higher revenues from TdM mainly due to higher power prices offset by lower volumes from scheduled major maintenance completed in March 2022, which resulted in increased plant reliability;
▪$53 million higher transportation revenues driven by higher rates;
▪$46 million higher revenues from the renewables business due to Border Solar and the second phase of ESJ being placed in service in March 2021 and January 2022, respectively, the acquisition of ESJ in March 2021 and higher transmission rates; and
▪$5 million higher revenues from the Veracruz and Mexico City terminals placed in service in March and July of 2021, respectively, offset by an $18 million selling profit on a sales-type lease relating to the commencement of a rail facility lease at the Veracruz terminal in the third quarter of 2021 and a remeasurement of an operating lease.
The cost of sales for our energy-related businesses increased by $331 million to $942 million in 2022 compared to 2021 primarily due to higher natural gas prices and higher LNG purchases related to asset and supply optimization and higher prices offset by lower volumes from scheduled major maintenance completed in March 2022 at TdM.
Operation and Maintenance
In the table below, we provide O&M by segment.

OPERATION AND MAINTENANCE
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
SDG&E	$1,677	$1,587	$1,455
SoCalGas	2,402	2,180	2,029
Sempra Texas Utilities	6	6	—
Sempra Infrastructure	656	550	427
Parent and other(1)	5	18	30
Total operation and maintenance	$4,746	$4,341	$3,941
(1)    Includes eliminations of intercompany activity.

Our O&M increased by $405 million (9%) to $4.7 billion in 2022 compared to 2021 primarily due to:
▪$222 million increase at SoCalGas due to:
◦$202 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$20 million higher non-refundable operating costs; and
▪$106 million increase at Sempra Infrastructure due to:
◦$28 million at the transportation business due to maintenance on pipelines and new compressor stations and higher administrative costs,
◦$28 million higher development costs and purchased services,
◦$20 million from the renewables business primarily due to construction repairs and maintenance at Ventika,
◦$19 million due to the start of commercial operations of the Veracruz and Mexico City terminals in March and July of 2021, respectively, and
◦$10 million higher operating costs at TdM from higher purchased materials and services due to scheduled major maintenance completed in March 2022, offset by
◦$16 million lower operating cost due to remeasurement of operating leases at the refined products terminals; and
▪$90 million increase at SDG&E due to:
◦$70 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$20 million higher non-refundable operating costs; offset by
▪$13 million decrease at Parent and other primarily from deferred compensation benefit in 2022 compared to an expense in 2021.
Aliso Canyon Litigation and Regulatory Matters
SoCalGas recorded charges of $259 million and $1,593 million in 2022 and 2021, respectively, relating to litigation and regulatory matters pertaining to the Leak. We describe these charges in Note 16 of the Notes to Consolidated Financial Statements.
2022 Form 10-K | 66

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
Other income (expense), net, decreased by $34 million to $24 million compared to the same period in 2021 primarily due to:
▪$42 million investment losses in 2022 compared to $50 million investment gains in 2021 on dedicated assets in support of our executive retirement and deferred compensation plans; and
▪$10 million in penalties at SoCalGas in 2022 related to the energy efficiency and advocacy OSCs; offset by
▪$33 million lower net losses from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions, including:
◦$12 million gains in 2022 on cross-currency swaps compared to $28 million losses in 2021 on foreign currency derivatives and cross-currency swaps as a result of fluctuation of the Mexican peso, and
◦$12 million lower foreign currency losses on a Mexican peso-denominated loan to IMG, which is offset in equity earnings, offset by
◦$13 million losses in 2022 compared to $5 million net gains in 2021 on other foreign currency transactional effects;
▪$20 million higher net interest income on regulatory balancing accounts at SDG&E and SoCalGas;
▪$10 million higher AFUDC equity, including $7 million at both SDG&E and SoCalGas;
▪$8 million lower non-service component of net periodic benefit cost; and
▪$5 million reversal of penalties in 2021 related to an OII related to SoCalGas’ billing practices.
We provide further details of the components of other income (expense), net, in Note 1 of the Notes to Consolidated Financial Statements.
Interest Expense
Interest expense decreased by $144 million (12%) to $1.1 billion in 2022 compared to 2021 primarily due to:
▪$121 million decrease at Parent and other primarily due to $126 million in charges associated with make-whole premiums and a write-off of unamortized discount and debt issuance costs from the early redemptions of debt in December 2021, offset by higher debt balances from debt issuances;
▪$101 million decrease at Sempra Infrastructure primarily due to:
◦$54 million in charges associated with hedge termination costs and a write-off of unamortized debt issuance costs from the early redemptions of debt in October 2021, and
◦$33 million net unrealized gains in 2022 on a contingent interest rate swap related to the proposed PA LNG Phase 1 project that we discuss in Note 11 of the Notes to Consolidated Financial Statements; offset by
▪$41 million increase at SoCalGas primarily from higher debt balances from debt issuances; and
▪$37 million increase at SDG&E from higher debt balances from debt issuances.
2022 Form 10-K | 67

Income Taxes
The table below shows the income tax expense (benefit) and ETRs for Sempra, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sempra:
Income tax expense from continuing operations	$556	$99	$249

Income from continuing operations before income taxes and equity earnings	$1,343	$219	$1,489
Equity earnings, before income tax(1)	666	614	294
Pretax income	$2,009	$833	$1,783

Effective income tax rate	28%	12%	14%
SDG&E:
Income tax expense	$182	$201	$190
Income before income taxes	$1,097	$1,020	$1,014
Effective income tax rate	17%	20%	19%
SoCalGas:
Income tax expense (benefit)	$138	$(310)	$96
Income (loss) before income taxes	$738	$(736)	$601
Effective income tax rate	19%	42%	16%
(1)    We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements.
Sempra
Sempra’s income tax expense increased by $457 million in 2022 compared to 2021 primarily due to:
▪$60 million income tax benefit in 2022 compared to $445 million income tax benefit in 2021 associated with charges relating to litigation and regulatory matters pertaining to the Leak;
▪$169 million income tax expense in 2022 compared to $4 million income tax expense in 2021 from foreign currency and inflation effects on our monetary positions in Mexico and associated derivatives;
▪$120 million deferred income tax expense associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries, which we discuss in Note 8 of the Notes to Consolidated Financial Statements; and
▪lower income tax benefits from flow-through items; offset by
▪$72 million net income tax expense related to the utilization of a deferred income tax asset upon completing the sale of a 20% NCI in SI Partners to KKR in October 2021;
▪$49 million income tax benefit in 2022 compared to $9 million income tax expense in 2021 from changes to a valuation allowance against certain tax credit carryforwards;
▪$28 million higher net income tax benefit in 2022 from the remeasurement of certain deferred income taxes; and
▪$22 million higher income tax benefit in 2022 from the resolution of prior year income tax items.
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
SDG&E
SDG&E’s income tax expense decreased by $19 million (9%) in 2022 compared to 2021 primarily due to:
▪higher income tax benefits from flow-through items; and
▪$14 million higher income tax benefit in 2022 from the resolution of prior year income tax items; offset by
2022 Form 10-K | 68

▪higher income tax expense from higher pretax income.
SoCalGas
SoCalGas’ $138 million income tax expense in 2022 compared to a $310 million income tax benefit in 2021 was primarily due to:
▪$60 million income tax benefit in 2022 compared to $445 million income tax benefit in 2021 associated with charges relating to litigation and regulatory matters pertaining to the Leak; and
▪ lower income tax benefits from flow-through items.
Equity Earnings
Equity earnings increased by $155 million (12%) to $1.5 billion in 2022 compared to 2021 primarily due to:
▪$118 million higher equity earnings at Oncor Holdings due to higher revenues from rate updates to reflect increases in invested capital, higher customer consumption attributable primarily to weather, and customer growth, offset by higher depreciation expense and interest expense attributable to invested capital and higher O&M; and
▪$100 million higher equity earnings at Cameron LNG JV primarily due to excess LNG production and maintenance revenues; offset by
▪$50 million equity earnings in 2021 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs; and
▪$15 million lower equity earnings at IMG due to higher income tax expense and foreign currency effects, including $12 million lower foreign currency gains on IMG’s Mexican peso-denominated loans from its JV owners, which is fully offset in other income (expense), net, offset by lower interest expense.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to NCI increased by $1 million (1%) to $146 million in 2022 compared to 2021 primarily due to:
▪$120 million increase as a result of a decrease in our ownership interest in SI Partners offset by an increase in our ownership interest in IEnova; offset by
▪$121 million decrease due to a decrease in SI Partners subsidiaries net income.
Preferred Dividends
Preferred dividends decreased by $19 million to $44 million in 2022 compared to 2021 due to the conversion of all series B preferred stock in July 2021.

IMPACT OF FOREIGN CURRENCY AND INFLATION RATES ON RESULTS OF OPERATIONS
Because our natural gas distribution utility in Mexico, Ecogas, uses its local currency as its functional currency, its revenues and expenses are translated into U.S. dollars at average exchange rates for the period for consolidation in Sempra’s results of operations. Prior to the sales of our South American businesses in 2020, our operations in South America used their local currency as their functional currency.
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. Changes in our earnings as a result of foreign currency translation rates between years were negligible in 2022 compared to 2021.
Transactional Impacts
Although the financial statements of most of our Mexican subsidiaries and JVs have the U.S. dollar as the functional currency, some transactions may be denominated in the local currency; such transactions are remeasured into U.S. dollars. This remeasurement creates transactional gains and losses that are included in other income (expense), net, for our consolidated entities and in equity earnings for our JVs.
We utilize cross-currency swaps that exchange our Mexican peso-denominated principal and interest payments into the U.S. dollar and swap Mexican fixed interest rates for U.S. fixed interest rates. The impacts of these cross-currency swaps are offset in OCI and are reclassified from AOCI into earnings through other income (expense), net and interest expense as settlements occur.
Certain of our Mexican pipelines (namely Los Ramones I at IEnova Pipelines and Los Ramones Norte at TAG) generate revenue based on tariffs that are set by government agencies in Mexico, with contracts denominated in Mexican pesos that are indexed to
2022 Form 10-K | 69

the U.S. dollar, adjusted annually for inflation and fluctuation in the exchange rate. The resultant gains and losses from remeasuring the local currency amounts into U.S. dollars and the offsetting settlement of foreign currency forwards and swaps related to these contracts are included in revenues: energy-related businesses or equity earnings.
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION EFFECTS AND ASSOCIATED DERIVATIVES
(Dollars in millions)
	Total reported amounts			Transactional (losses) gains included in reported amounts
	Years ended December 31,
	2022	2021	2020	2022	2021	2020
Other income (expense), net	$24	$58	$(48)	$(13)	$(46)	$(92)
Income tax expense	(556)	(99)	(249)	(169)	(4)	59
Equity earnings	1,498	1,343	1,015	(36)	2	41
Income from continuing operations, net of income tax	2,285	1,463	2,255	(218)	(48)	8
Income from discontinued operations, net of income tax	—	—	1,850	—	—	15
Earnings attributable to noncontrolling interests	(146)	(145)	(172)	54	4	(24)
Earnings attributable to common shares	2,094	1,254	3,764	(164)	(44)	(1)
Foreign Currency Exchange Rate and Inflation Impacts on Income Taxes and Related Hedging Activity
Our Mexican subsidiaries have U.S. dollar-denominated cash balances, receivables, payables and debt (monetary assets and liabilities) that are affected by Mexican currency exchange rate movements for Mexican income tax purposes. They also have deferred income tax assets and liabilities, which are significant, denominated in the Mexican peso that must be translated to U.S. dollars for financial reporting purposes. In addition, monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. As a result, fluctuations in both the currency exchange rate for the Mexican peso against the U.S. dollar and Mexican inflation may expose us to fluctuations in income tax expense, other income (expense), net, and equity earnings. We may use foreign currency derivatives as a means to help manage exposure to the currency exchange rate on our monetary assets and liabilities, and this derivative activity impacts other income (expense), net. However, we generally do not hedge our deferred income tax assets and liabilities, which makes us susceptible to volatility in income tax expense caused by exchange rate fluctuations and inflation.
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
OVERVIEW
Sempra
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under or supported by our credit facilities, other incurrences of debt including issuing debt securities and obtaining term loans, distributions from our equity method investments, project financing and funding from minority interest owners. We believe that these cash flow sources, combined with available funds, will be adequate to fund our operations in both the short-term and long-term, including to:
▪finance capital expenditures
▪repay debt
▪fund dividends
2022 Form 10-K | 70

▪fund contractual and other obligations and otherwise meet liquidity requirements
▪fund capital contribution requirements
▪fund new business or asset acquisitions or start-ups
Sempra, SDG&E and SoCalGas currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow money at market rates from commercial banks, under existing revolving credit facilities, through public offerings registered with the SEC, or through private placements of debt supported by our revolving credit facilities in the case of commercial paper. However, our ability to access the money markets and capital markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if changing economic conditions or disruptions to or volatility in the money markets and capital markets worsen. These sources of funding have become less attractive due to the recent rise in both short-term and long-term interest rates. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects and other material events, such as the settlement of material litigation. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety/reliability) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our goal to maintain our investment-grade credit ratings.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. Sempra, SDG&E and SoCalGas each have five-year credit agreements expiring in 2027 and Sempra Infrastructure has a three-year credit agreement expiring in 2024, committed lines of credit expiring in 2023 and 2024, and an uncommitted revolving credit facility expiring in 2023.

AVAILABLE FUNDS AT DECEMBER 31, 2022
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$370	$7	$21
Available unused credit(2)	7,348	1,295	1,100
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
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs, such as payments made by SoCalGas relating to litigation and regulatory matters pertaining to the Leak. Commercial paper, lines of credit and term loans were our primary sources of short-term debt funding in 2022.
We discuss our short-term debt activities in Note 7 of the Notes to Consolidated Financial Statements and below in “Sources and Uses of Cash.”
The following table shows selected statistics for our commercial paper borrowings.

COMMERCIAL PAPER STATISTICS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
Amount outstanding at period end	$759	$2,026	$205	$401	$100	$385
Weighted-average interest rate at period end	4.75%	0.34%	4.79%	0.47%	4.41%	0.21%
Daily weighted-average outstanding balance	$905	$1,107	$59	$168	$145	$118
Daily weighted-average yield	1.58%	0.16%	0.28%	0.12%	1.16%	0.07%
Maximum daily amount outstanding	$2,364	$2,824	$401	$473	$607	$580
2022 Form 10-K | 71

Long-Term Debt Activities
Significant issuances of and payments on long-term debt in 2022 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra 3.30% fixed rate notes	$750	2025
Sempra 3.70% fixed rate notes	500	2029
SDG&E variable rate term loan	400	2024
SDG&E 3.00% first mortgage bonds	500	2032
SDG&E 3.70% first mortgage bonds	500	2052
SoCalGas 2.95% fixed rate notes	700	2027
SoCalGas 6.35% first mortgage bonds	600	2052
Sempra Infrastructure variable rate notes	298	2025
Sempra Infrastructure 3.25% fixed rate notes	400	2032

Payments:	Payments	Maturity
SDG&E 1.914% amortizing first mortgage bonds	$17	2022
Sempra Infrastructure amortizing variable rate notes (5.13% after floating-to-fixed rate swaps)	162	2022-2026
Sempra Infrastructure variable rate notes	64	2025
At December 31, 2022, Sempra expects to make interest payments on long-term debt totaling $17.3 billion, of which $1.0 billion is expected to be paid in 2023 and $16.3 billion is expected to be paid in subsequent years through 2079. At December 31, 2022, SDG&E expects to make interest payments on long-term debt totaling $4.9 billion, of which $298 million is expected to be paid in 2023 and $4.6 billion is expected to be paid in subsequent years through 2052. At December 31, 2022, SoCalGas expects to make interest payments on long-term debt totaling $3.9 billion, of which $255 million is expected to be paid in 2023 and $3.6 billion is expected to be paid in subsequent years through 2052. We calculate expected interest payments using the stated interest rate for fixed-rate obligations, including floating-to-fixed interest rate swaps and cross-currency swaps. We calculated expected interest payments for variable-rate obligations based on forecasted rates in effect at December 31, 2022.
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, and maturities in Note 7 of the Notes to Consolidated Financial Statements.
Credit Ratings
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in 2022.

CREDIT RATINGS AT DECEMBER 31, 2022

	Sempra	SDG&E	SoCalGas
Moody’s	Baa2 with a stable outlook	A3 with a stable outlook	A2 with a stable outlook
S&P	BBB+ with a negative outlook	BBB+ with a stable outlook	A with a negative outlook
Fitch	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook
A downgrade of Sempra’s or any of its subsidiaries’ credit ratings or rating outlooks may, depending on the severity, result in the imposition of financial or other burdensome covenants or a requirement for collateral to be posted in the case of certain financing arrangements, and may materially and adversely affect the market prices of their equity and debt securities, the rates at which borrowings are made and commercial paper is issued, and the various fees on their outstanding credit facilities. This could make it more costly for Sempra, SDG&E, SoCalGas and Sempra’s other subsidiaries to issue debt securities, to borrow under credit facilities and to raise certain other types of financing. We provide additional information about our credit ratings at Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors.”
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the Rating Agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at December 31, 2022.
2022 Form 10-K | 72

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
Loans to/from Affiliates
At December 31, 2022, Sempra had $301 million in loans due to unconsolidated affiliates. In July 2022, a $626 million loan due to Sempra from an unconsolidated affiliate was paid in full, prior to its March 2023 maturity date.
Postretirement Benefits
Sempra, SDG&E and SoCalGas have significant investments in several trusts to provide for future payments of pensions and PBOP. The trusts’ ability to make ongoing required benefit payments has not been materially adversely affected by changes in asset values, which are dependent on market fluctuations, contributions and withdrawals. However, changes in asset values or other factors in future periods, such as changes to discount rates, assumed rates of return, mortality tables and regulations, may impact funding requirements for pension and PBOP plans. Additionally, contributions to our plans are based on our funding policy, which generally limits payments from exceeding plan assets of 110% of the projected benefit obligation, which are subject to maximum income tax deduction limitations. Sempra, SDG&E and SoCalGas expect to contribute $238 million, $54 million and $154 million, respectively, to pension and PBOP plans in 2023 and $1.8 billion, $459 million and $1.1 billion, respectively, in the nine years thereafter. At SDG&E and SoCalGas, funding requirements are generally recoverable in rates. We discuss our employee benefit plans and our expected contributions to those plans in Note 9 of the Notes to Consolidated Financial Statements.
Inflation Reduction Act
The IRA was signed into law in August 2022. The IRA includes tax credits and other incentives for energy and climate initiatives and introduces a 15% corporate alternative minimum tax on adjusted financial statement income for tax years beginning after December 31, 2022. We continue to assess the impacts of the IRA as the U.S. Department of the Treasury and the IRS issue guidance on tax implementation, and the EPA and DOE issue guidance on energy and climate initiatives. We do not expect the IRA to have a material adverse impact on Sempra’s, SDG&E’s or SoCalGas’ results of operations, financial condition and/or cash flows.
Sempra California
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance and liquidity will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature, litigation and the changing energy marketplace, as well as other matters described in this report. SDG&E and SoCalGas expect that the available unused funds from their credit facilities described above, which also supports their commercial paper programs, cash flows from operations, and other incurrences of debt including issuing debt securities and obtaining term loans will continue to be adequate to fund their respective current operations and planned capital expenditures. Additionally, as we discuss below, Sempra elected to make equity contributions to SoCalGas of $800 million in September 2021, $150 million in June 2022 and $500 million in August 2022. These voluntary equity contributions were intended to assist SoCalGas in maintaining its authorized capital structure. SDG&E and SoCalGas manage their capital structures and pay dividends when appropriate and as approved by their respective boards of directors.
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
2022 Form 10-K | 73

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
In connection with the COVID-19 pandemic and at the direction of the CPUC, SDG&E and SoCalGas implemented certain measures to assist customers, including automatically enrolling residential and small business customers with past-due balances in long-term repayment plans.
In 2021, SDG&E and SoCalGas applied, on behalf of their customers, for financial assistance from the California Department of Community Services and Development under the 2021 California Arrearage Payment Program, which provided funds of $63 million and $79 million for SDG&E and SoCalGas, respectively. In the first quarter of 2022, SDG&E and SoCalGas received and applied the amounts directly to eligible customer accounts to reduce past due balances. In June 2022, AB 205 was approved establishing, among other things, the 2022 California Arrearage Payment Program. In December 2022, SDG&E and SoCalGas received funding of $51 million and $59 million, respectively, related to this program and, in January 2023, applied the amounts directly to eligible customer accounts to reduce past due balances.
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totaled $332 million at December 31, 2022. We describe the Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund with respect to wildfires that have occurred since enactment of the Wildfire Legislation in July 2019. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record an impairment charge against earnings when available coverage is reduced due to recoverable claims from any of the participating IOUs. PG&E has indicated that it will seek reimbursement from the Wildfire Fund for losses associated with the Dixie Fire, which burned from July 2021 through October 2021 and was reported to be the largest single wildfire (measured by acres burned) in California history. If any California electric IOU’s equipment is determined to be a cause of a fire, it could have a material adverse effect on SDG&E’s and Sempra’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Wildfire Mitigation Cost Recovery Mechanism
In July 2021, SDG&E filed a request with the CPUC to establish an interim cost recovery mechanism that would recover 50% of its costs associated with implementation of its wildfire mitigation plan. The proposed recovery would be incremental to wildfire costs currently authorized in its GRC and subject to reasonableness review. In May 2022, the CPUC issued a final decision denying SDG&E’s request and directing SDG&E to file for the review and recovery of its wildfire mitigation plan costs through its next GRC or a separate application. SDG&E expects to submit separate requests in its GRC for review and recovery of its wildfire mitigation plan costs in mid-2023 for costs incurred from 2019 through 2022 and in mid-2024 for costs incurred in 2023.
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
2022 Form 10-K | 74

Off-Balance Sheet Arrangements
SDG&E has entered into PPAs and tolling agreements that are variable interests in unconsolidated entities. We discuss variable interests in Note 1 of the Notes to Consolidated Financial Statements.
SoCalGas
SoCalGas’ future performance and liquidity may be impacted by the resolution of legal, regulatory and other matters pertaining to the Leak, which we discuss below, in Note 16 of the Notes to Consolidated Financial Statements and in “Part I – Item 1A. Risk Factors.”
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced the Leak.
Cost Estimate, Insurance and Accounting and Other Impacts. At December 31, 2022, SoCalGas estimates certain costs related to the Leak are $3,486 million (the cost estimate), including $1,279 million of costs recovered from insurance. Other than insurance for directors’ and officers’ liability, we have exhausted all of our insurance for this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. At December 31, 2022, $129 million of the cost estimate is accrued in Reserve for Aliso Canyon Costs and $4 million of the cost estimate is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Consolidated Balance Sheets.
Sempra elected to make equity contributions to SoCalGas of $800 million in September 2021, $150 million in June 2022 and $500 million in August 2022. These voluntary equity contributions were intended to assist SoCalGas in maintaining its authorized capital structure. SoCalGas paid $1.79 billion in 2022 related to the settlement of the Individual Plaintiff Litigation. SoCalGas funded the settlement payment using a combination of equity contributions from Sempra, short-term debt and cash on hand.
Except for the amounts paid or estimated to settle certain legal and regulatory matters, the cost estimate does not include any amounts necessary to resolve the matters that we describe in “Litigation – Unresolved” and “Regulatory Proceedings – Unresolved” in Note 16 of the Notes to Consolidated Financial Statements, threatened litigation, other potential litigation or other costs, in each case to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. The costs or losses not included in the cost estimate could be significant.
An adverse outcome with respect to (i) the litigation described in Note 16 of the Notes to Consolidated Financial Statements under “Litigation – Unresolved,” (ii) threatened or other potential litigation related to the Leak, (iii) the Leak OII that we discuss in Note 16 of the Notes to Consolidated Financial Statements, if approval of the negotiated settlement is not obtained, or (iv) the unresolved proceeding pursuant to the SB 380 OII that we discuss below, could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
At December 31, 2022, the Aliso Canyon natural gas storage facility had a net book value of $958 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, or we could incur materially higher than expected operating costs and/or be required to make material additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized.
2022 Form 10-K | 75

Sempra Texas Utilities
Oncor relies on external financing as a significant source of liquidity for its capital requirements. In the event that Oncor fails to meet its capital requirements, access sufficient capital, or raise capital on favorable terms to finance its ongoing needs, we may elect to make additional capital contributions to Oncor (as our commitments to the PUCT prohibit us from making loans to Oncor), which could be substantial and reduce the cash available to us for other purposes, increase our indebtedness and ultimately materially adversely affect our results of operations, financial condition, cash flows and/or prospects. Oncor’s ability to make distributions may be limited by factors such as its credit ratings, regulatory capital requirements, increases in its capital plan, debt-to-equity ratio approved by the PUCT and other restrictions and considerations. In addition, Oncor will not make distributions if a majority of Oncor’s independent directors or any minority member director determines it is in the best interests of Oncor to retain such amounts to meet expected future requirements.
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
In June 2022, we completed the sale of a 10% NCI in SI Partners to ADIA for cash proceeds of $1.7 billion. We used a portion of the proceeds from the sale to ADIA to repay commercial paper borrowings used to repurchase $750 million in shares of our common stock ($300 million of which was completed in the fourth quarter of 2021, $200 million of which was completed in the first quarter of 2022 and $250 million of which was completed in the second quarter of 2022), and we used the remaining proceeds to help fund capital expenditures at Sempra California and Sempra Texas Utilities and to further strengthen our balance sheet.
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
In 2022, SI Partners distributed $237 million to its minority shareholders.
LNG and Net-Zero Solutions
Cameron LNG Phase 2 Project. Cameron LNG JV is developing a proposed expansion project that would add one liquefaction train with an expected maximum production capacity of approximately 6.75 Mtpa and would increase the production capacity of the existing three trains at the Cameron LNG Phase 1 facility by up to approximately 1 Mtpa through debottlenecking activities. The Cameron LNG JV site can accommodate additional trains beyond the proposed Cameron LNG Phase 2 project.
Cameron LNG JV previously received major permits and FTA and non-FTA approvals associated with the potential expansion that included up to two additional liquefaction trains and up to two additional full containment LNG storage tanks. In January 2022, Cameron LNG JV filed an amendment, subject to approval by the FERC, to modify the permits to allow the use of electric drives, instead of gas turbine drives, which would reduce overall emissions. The amendment, if approved, would also change the design from a two-train gas turbine expansion to a one-train electric drive expansion along with other design enhancements that, together, are expected to result in a more cost-effective and efficient facility, while also reducing overall GHG emissions.
Sempra Infrastructure and the other Cameron LNG JV members, namely affiliates of TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC, a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha, have entered into an HOA for the potential development of the Cameron LNG Phase 2 project. The HOA provides a commercial framework for the proposed project, including the contemplated allocation to Sempra Infrastructure of 50.2% of the fourth train production capacity and 25% of the debottlenecking capacity from the project under tolling agreements. The HOA contemplates the remaining capacity to be allocated equally to the existing Cameron LNG Phase 1 facility customers. Sempra Infrastructure plans to sell the LNG corresponding to its allocated capacity from the proposed Cameron LNG Phase 2 project under long-term
2022 Form 10-K | 76

SPAs prior to making a final investment decision. The HOA is a non-binding arrangement. The ultimate participation in and offtake by Sempra Infrastructure, TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC remain subject to negotiation and finalization of definitive agreements, among other factors, and the HOA does not commit any party to enter into definitive agreements with respect to the proposed Cameron LNG Phase 2 project.
Sempra Infrastructure, the other Cameron LNG JV members, and Cameron LNG JV have entered into a Phase 2 Project Development Agreement under which Sempra Infrastructure, subject to certain conditions and ongoing approvals by the Cameron LNG JV board, will manage and lead the Cameron LNG Phase 2 project development work until Cameron LNG JV makes a final investment decision.
Cameron LNG JV, upon the unanimous approval of the Cameron LNG JV board, awarded two FEED contracts, one to Bechtel and the other to a joint venture between JGC America Inc. and Zachry Industrial Inc. At the conclusion of the resulting competitive FEED process, we expect to select one contractor to be the EPC contractor for the proposed Cameron LNG Phase 2 project.
In connection with the execution of the Phase 2 Project Development Agreement and the award of the FEED contracts, the Cameron LNG JV board unanimously approved an expansion development budget to fund, subject to the terms of the Phase 2 Project Development Agreement, development work necessary to prepare for a potential final investment decision.
Cameron LNG JV has entered into an MOU with Entergy Louisiana, LLC, a subsidiary of Entergy Corporation, to negotiate the terms and conditions for a new electric service agreement intended to reduce Cameron LNG JV’s scope 2 emissions from the electricity it purchases from Entergy Louisiana, LLC. The MOU sets forth a framework for Entergy Louisiana, LLC and Cameron LNG JV to finalize and sign a minimum 20-year agreement for the procurement of new renewable generation resources in Louisiana, subject to the ultimate approval of the Louisiana Public Service Commission and Cameron LNG JV. The MOU is a non-binding arrangement. The ultimate arrangement between Cameron LNG JV and Entergy Louisiana, LLC remains subject to negotiation and finalization of definitive agreements, among other factors, and the MOU does not commit any party to enter into definitive agreements with respect to the proposed electric services agreement.
Sempra Infrastructure has entered into a non-binding HOA for the negotiation and potential finalization of a definitive 20-year SPA with ORLEN for 2 Mtpa of LNG offtake from the proposed Cameron LNG Phase 2 project. Sempra Infrastructure also entered into a non-binding HOA for the negotiation and potential finalization of definitive SPAs with Williams for two 20-year terms for approximately 3 Mtpa of LNG offtake in the aggregate from the PA LNG Phase 2 project and Cameron LNG Phase 2 project that are under development, and a separate natural gas sales agreement for approximately 0.5 Bcf per day to be delivered as feed gas supply for the proposed PA LNG projects and Cameron LNG Phase 2 project. In addition, the parties anticipate forming a strategic JV to own, expand and operate the existing Cameron Interstate Pipeline that we expect will deliver natural gas to the proposed Cameron LNG Phase 2 project and the proposed Port Arthur Pipeline Louisiana Connector that we expect will deliver natural gas to the proposed PA LNG projects. The ultimate participation in and offtake from the proposed projects remain subject to negotiation and finalization of definitive agreements, among other factors, and the HOAs do not commit any party to enter into definitive agreements with respect to any of the applicable proposed projects.
Expansion of the Cameron LNG Phase 1 facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, scope restrictions on expansion of the project unless appropriate prior consent is obtained from the existing project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Working under the framework established in the Phase 2 Project Development Agreement, Sempra Infrastructure is targeting completing the FEED work in the summer of 2023 and expects to be in a position to make a final investment decision shortly thereafter. The timing of when or if Cameron LNG JV will receive approval from the FERC to amend its permits and from the existing project lenders to conduct the expansion under its financing agreements is uncertain, and there is no assurance that Sempra Infrastructure will complete the necessary development work or that the Cameron LNG JV members will unanimously agree in a timely manner or at all on making a final investment decision, which, if not accomplished, would materially and adversely impact the development of the Cameron LNG Phase 2 project.
The development of the proposed Cameron LNG Phase 2 project is subject to numerous other risks and uncertainties, including securing binding customer commitments; reaching unanimous agreement with our partners to proceed; obtaining and maintaining a number of permits and regulatory approvals, including approval from the FERC for amendments to existing permits; securing certain consents under the existing financing agreements and securing sufficient new financing; negotiating and completing suitable commercial agreements for the project, including a definitive EPC contract and definitive tolling and governance agreements; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors.”
2022 Form 10-K | 77

ECA LNG Phase 1 Project. SI Partners owns an 83.4% interest in ECA LNG Phase 1, and an affiliate of TotalEnergies SE owns the remaining 16.6% interest. ECA LNG Phase 1 is constructing a one-train natural gas liquefaction facility at the site of Sempra Infrastructure’s existing ECA Regas Facility with a nameplate capacity of 3.25 Mtpa and an initial offtake capacity of 2.5 Mtpa. We do not expect the construction or operation of the ECA LNG Phase 1 project to disrupt operations at the ECA Regas Facility, and have planned measures to limit disruption of operations should any arise. We expect the ECA LNG Phase 1 project to commence commercial operations in the summer of 2025.
We received authorizations from the DOE to export U.S.-produced natural gas to Mexico and to re-export LNG to non-FTA countries from the ECA LNG Phase 1 project. ECA LNG Phase 1 has definitive 20-year SPAs with an affiliate of TotalEnergies SE for approximately 1.7 Mtpa of LNG and with Mitsui & Co., Ltd. for approximately 0.8 Mtpa of LNG.
In February 2020, we entered into an EPC contract with Technip Energies for the ECA LNG Phase 1 project. Since reaching a positive final investment decision with respect to the project in November 2020, Technip Energies has been working to construct the ECA LNG Phase 1 project. We estimate the total price of the EPC contract to be approximately $1.5 billion, with capital expenditures approximating $2.0 billion including capitalized interest and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates.
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025 for an aggregate principal amount of up to $1.3 billion, of which $575 million was outstanding at December 31, 2022. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project. We discuss the details of this loan in Note 7 of the Notes to Consolidated Financial Statements.
The construction of the ECA LNG Phase 1 project is subject to numerous risks and uncertainties, including maintaining permits and regulatory approvals; construction delays; securing and maintaining commercial arrangements, such as gas supply and transportation agreements; the impact of recent and proposed changes to the law in Mexico; and other factors associated with the project and its construction. In addition, as we discuss in Note 16 of the Notes to Consolidated Financial Statements, an unfavorable decision on certain property disputes or permit challenges could materially adversely affect construction of this project and Sempra’s results of operations, financial condition, cash flows and/or prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors.”
ECA LNG Phase 2 Project. Sempra Infrastructure is developing a second, large-scale natural gas liquefaction project at the site of its existing ECA Regas Facility. We expect the proposed ECA LNG Phase 2 project to be comprised of two trains and one LNG storage tank and produce approximately 12 Mtpa of export capacity. We expect that construction of the proposed ECA LNG Phase 2 project would conflict with the current operations at the ECA Regas Facility, which currently has long-term regasification contracts for 100% of the regasification facility’s capacity through 2028. This makes the decisions on whether, when and how to pursue the proposed ECA LNG Phase 2 project dependent in part on whether the investment in a large-scale liquefaction facility would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts.
We received authorizations from the DOE to export U.S.-produced natural gas to Mexico and to re-export LNG to non-FTA countries from the proposed ECA LNG Phase 2 project.
We have MOUs and/or HOAs with Mitsui & Co., Ltd., TotalEnergies SE, and ConocoPhillips that provide a framework for their potential offtake of LNG from the proposed ECA LNG Phase 2 project and potential acquisition of an equity interest in ECA LNG Phase 2. These MOUs and HOAs are non-binding arrangements. The ultimate participation in and offtake by these parties remains subject to negotiation and finalization of definitive agreements, among other factors, and the MOUs and HOAs do not commit any party to enter into definitive agreements with respect to the proposed ECA LNG Phase 2 project.
Development of the ECA LNG Phase 2 project is subject to numerous risks and uncertainties, including obtaining binding customer commitments; the receipt of a number of permits and regulatory approvals; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a positive final investment decision; the impact of recent and proposed changes to the law in Mexico; the property disputes and permit challenges that we reference in the ECA LNG Phase 1 project discussion above; and other factors associated with this potential investment.
PA LNG Phase 1 Project. Sempra Infrastructure is developing a proposed natural gas liquefaction project on a greenfield site that it owns in the vicinity of Port Arthur, Texas, located along the Sabine-Neches waterway. We are developing the PA LNG Phase 1 project, which we expect will consist of two liquefaction trains, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services with a nameplate capacity of approximately 13 Mtpa and an initial offtake capacity of approximately 10.5 Mtpa.
2022 Form 10-K | 78

In April 2019, the FERC approved the siting, construction and operation of the proposed PA LNG Phase 1 project facilities, along with certain natural gas pipelines, including the Port Arthur Pipeline Louisiana Connector and Texas Connector, that could be used to supply feed gas to the liquefaction facility if and when the project is completed. Sempra Infrastructure received authorizations from the DOE in August 2015 and May 2019 that collectively permit the LNG to be produced from the proposed PA LNG Phase 1 project to be exported to all current and future FTA and non-FTA countries.
Sempra Infrastructure has entered into the following definitive SPAs, each of which is subject to making a positive final investment decision and customary closing conditions, for LNG offtake from the proposed PA LNG Phase 1 project with:
▪ConocoPhillips for a 20-year term for 5 Mtpa of LNG. In addition, the parties entered into an equity purchase and sale agreement whereby ConocoPhillips will acquire a 30% ownership interest in the proposed PA LNG Phase 1 project, and a natural gas supply management agreement whereby ConocoPhillips will manage the feed gas supply requirements for the proposed facility.
▪RWE Supply & Trading GmbH, a subsidiary of RWE AG, for a 15-year term for 2.25 Mtpa of LNG.
▪INEOS for a 20-year term for approximately 1.4 Mtpa of LNG.
▪ORLEN for a 20-year term for approximately 1 Mtpa of LNG.
▪ENGIE S.A. for a 15-year term for approximately 0.875 Mtpa of LNG.
In February 2020, we entered into an EPC contract with Bechtel for the proposed PA LNG Phase 1 project. We have no obligation to move forward under the EPC contract, and we may release Bechtel to perform portions of the work pursuant to limited notices to proceed. In October 2022, we amended and restated the EPC contract to reflect an estimated price of approximately $10.5 billion, subject to adjustments. The contract price is valid until May 8, 2023, subject to certain conditions, including timely issuances of limited notices to proceed and price escalations of up to a maximum of $149 million. Sempra Infrastructure and Bechtel must mutually agree to an adjustment to the contract price if the full notice to proceed is issued after May 8, 2023. Any agreement on such an amendment to the EPC contract by both parties or on favorable terms to Sempra Infrastructure cannot be assured. Either party may terminate the EPC contract if the full notice to proceed is not issued by May 8, 2024.
We are progressing the development of the proposed PA LNG Phase 1 project, and are targeting a final investment decision in the first quarter of 2023 taking into account market demands given the current geopolitical environment, executing definitive agreements for LNG offtake and equity investments, and obtaining financing.
Development of the PA LNG Phase 1 project is subject to a number of risks and uncertainties, including obtaining binding customer commitments; identifying suitable project and equity partners; completing the required commercial agreements, such as equity acquisition and governance agreements and gas supply and transportation agreements; maintaining all necessary permits and approvals; obtaining financing and incentives; reaching a positive final investment decision; and other factors associated with the potential investment. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors.”
PA LNG Phase 2 Project. Sempra Infrastructure is developing a second phase of the natural gas liquefaction project that we expect will be a similar size to the proposed PA LNG Phase 1 project. We are progressing the development of the proposed PA LNG Phase 2 project, while continuing to evaluate overall opportunities to develop the entirety of the Port Arthur site as well as potential design changes that could reduce overall emissions, including a facility design utilizing renewable power sourcing and other technological solutions.
In February 2020, Sempra Infrastructure filed an application, subject to approval by the FERC, for the siting, construction and operation of the proposed PA LNG Phase 2 project, including the potential addition of up to two liquefaction trains. Also in February 2020, Sempra Infrastructure filed an application with the DOE to permit LNG produced from the proposed PA LNG Phase 2 project to be exported to all current and future FTA and non-FTA countries.
Sempra Infrastructure has entered into non-binding HOAs for the negotiation and potential finalization of definitive SPAs with INEOS for approximately 0.2 Mtpa of LNG offtake and with Williams, as we discuss above, for LNG offtake, in each case from the proposed PA LNG Phase 2 project. The ultimate participation in and offtake from the proposed project remains subject to negotiation and finalization of definitive agreements, among other factors, and the HOAs do not commit any party to enter into a definitive agreement with respect to the proposed project.
Development of the PA LNG Phase 2 project is subject to a number of risks and uncertainties, including obtaining binding customer commitments; identifying suitable project and equity partners; completing the required commercial agreements, such as equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; securing and
2022 Form 10-K | 79

maintaining all necessary permits and approvals, including approval from the FERC; obtaining financing and incentives; reaching a positive final investment decision; and other factors associated with the potential investment. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors.”
Vista Pacifico LNG Liquefaction Project. Sempra Infrastructure is developing Vista Pacifico LNG, a potential natural gas liquefaction, storage, and mid-scale export facility proposed to be located in the vicinity of Topolobampo in Sinaloa, Mexico, under an MOU with the CFE, which was subsequently updated in July 2022, that contemplates the negotiation of definitive agreements that would cover development of Vista Pacifico LNG and the re-routing of a portion of the Guaymas-El Oro segment of the Sonora pipeline and resumption of its operations. The proposed LNG export terminal would be supplied with U.S. natural gas and would use excess natural gas and pipeline capacity on existing pipelines in Mexico with the intent of helping to meet growing demand for natural gas and LNG in the Mexican and Pacific markets.
Sempra Infrastructure received authorization from the DOE to permit the export of U.S.-produced natural gas to Mexico and for LNG produced from the proposed Vista Pacifico LNG facility to be re-exported to all current and future FTA countries in April 2021 and non-FTA countries in December 2022.
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
The development of the potential Vista Pacifico LNG project is subject to numerous risks and uncertainties, including securing binding customer commitments; obtaining and maintaining a number of permits and regulatory approvals; securing financing; identifying suitable project partners; negotiating and completing suitable commercial agreements, including definitive EPC contracts, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a positive final investment decision; the impact of recent and proposed changes to the law in Mexico; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors.”
Hackberry Carbon Sequestration Project. Sempra Infrastructure is developing the potential Hackberry Carbon Sequestration project near Hackberry, Louisiana. This proposed project under development is designed to permanently sequester carbon dioxide from the Cameron LNG Phase 1 facility and the proposed Cameron LNG Phase 2 project. In the third quarter of 2021, Sempra Infrastructure filed an application with the EPA for a Class VI carbon injection well to advance this project.
In May 2022, Sempra Infrastructure, TotalEnergies SE, Mitsui & Co., Ltd. and Mitsubishi Corporation signed a Participation Agreement for the development of the proposed Hackberry Carbon Sequestration project. The Participation Agreement contemplates that the combined Cameron LNG Phase 1 facility and proposed Cameron LNG Phase 2 project would potentially serve as the anchor source for the capture and sequestration of carbon dioxide by the proposed project. It also provides the basis for the parties to enter into a JV with Sempra Infrastructure for the Hackberry Carbon Sequestration project.
The development of the potential Hackberry Carbon Sequestration project is subject to numerous risks and uncertainties, including obtaining required consents from the Cameron LNG JV members, securing binding customer commitments; identifying suitable project partners; obtaining and maintaining a number of permits and regulatory approvals; securing financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, and equity acquisition and governance agreements; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors.”
Asset and Supply Optimization. As we discuss in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” Sempra Infrastructure enters into hedging transactions to help mitigate commodity price risk. Sempra Infrastructure posted net margin of approximately $1.4 billion in 2022 and anticipates that, once the natural gas is sold and derivatives are settled, the previously unrealized gains or losses associated with the economic hedge positions would be realized, with the cash collateral posted largely offset by collections from natural gas sales.
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
2022 Form 10-K | 80

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
Energy Networks
Construction Projects. In 2022, Sempra Infrastructure completed construction of a terminal for the receipt, storage, and delivery of refined products in the vicinity of Puebla. Sempra Infrastructure is also developing terminals for the receipt, storage, and delivery of refined products in the vicinity of Manzanillo and Ensenada.
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
Construction of the Topolobampo terminal was substantially completed in May 2022, at which time commissioning activities commenced. Subject to the receipt of pending permits, we expect the Topolobampo terminal will commence commercial operations in the first half of 2023.
The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors.”
Clean Power
Construction Projects. ESJ completed construction and began commercial operations of a second, 108-MW wind power generation facility in January 2022. This second wind power generation facility is fully contracted by SDG&E under a long-term PPA expiring in 2042.
Legal and Regulatory Matters
See Note 16 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors” for discussions of the following legal and regulatory matters affecting our operations in Mexico:
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
Sonora Pipeline
▪Guaymas-El Oro Segment
Our investment in the Guaymas-El Oro segment of the Sonora pipeline could be subject to impairment if Sempra Infrastructure and the CFE are unable to re-route a portion of the pipeline (which has not been agreed to by the parties, but is subject to negotiation pursuant to a non-binding MOU and a Shareholders’ Agreement with the CFE that remains subject to regulatory and corporate authorizations) and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery. Any such occurrence could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
2022 Form 10-K | 81

Regulatory and Other Actions by the Mexican Government
▪Amendments to Mexico’s Hydrocarbons Law
▪Amendments to Mexico’s Electricity Industry Law
Sempra Infrastructure and other parties affected by these amendments to Mexican law have challenged them by filing amparo and other claims, some of which remain pending. An unfavorable decision on one or more of these amparo or other challenges, the impact of the amendments that have become effective (due to unsuccessful amparo challenges or otherwise), or the possibility of future reforms to the energy industry through additional amendments to Mexican laws, regulations or rules (including through amendments to the constitution) may impact our ability to operate our facilities at existing levels or at all, may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, may result in decreased revenues and cash flows, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on our business, results of operations, financial condition, cash flows and/or prospects.

SOURCES AND USES OF CASH
We discuss herein our sources and uses of cash for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of our sources and uses of cash for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to “Part II – Item 7. MD&A – Sources and Uses of Cash” in our 2021 annual report on Form 10-K filed with the SEC on February 25, 2022.
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra	SDG&E	SoCalGas
2022	$1,142	$1,729	$(454)
2021	3,842	1,376	1,033
Change	$(2,700)	$353	$(1,487)

Net decrease in Reserve for Aliso Canyon Costs, current and noncurrent, due to $2,054 higher payments and $1,328 lower accruals	$(3,382)		$(3,382)
Change in net margin posted	(1,154)	$3	29
Change in accounts receivable	(377)	(58)	(129)
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	(288)	62	(350)
Change in GHG allowances, current and noncurrent	(108)	(72)	(27)
Change in accounts payable	167	146	10
Change in GHG liabilities, current and noncurrent	171	34	141
Higher proceeds received from Insurance Receivable for Aliso Canyon	275		275
Higher net income, adjusted for noncash items included in earnings	1,992	155	1,750
Other	4	83	196
	$(2,700)	$353	$(1,487)

2022 Form 10-K | 82

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra	SDG&E	SoCalGas
2022	$(5,039)	$(2,412)	$(1,993)
2021	(5,508)	(2,213)	(1,984)
Change	$469	$(199)	$(9)

Higher repayments received from a note receivable from IMG	$588
Advance to note receivable with KKR in 2021	305
Lower contributions to Oncor Holdings	225
Acquisition of 50% interest in ESJ in March 2021 for $79, net of $14 of cash and cash equivalents acquired	65
Higher contributions to Cameron LNG JV	(28)
Proceeds received from sale of PXiSE in 2021	(38)
Increase in capital expenditures	(342)	$(253)	$(9)
Distributions from Oncor Holdings in 2021	(361)
Other	55	54
	$469	$(199)	$(9)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra	SDG&E	SoCalGas
2022	$3,779	$665	$2,431
2021	1,260	600	984
Change	$2,519	$65	$1,447

Lower (higher) payments on long-term debt and finance leases	$4,147	$563	$(3)
Higher (lower) issuances of short-term debt with maturities greater than 90 days	3,640	(375)	800
Higher issuances of long-term debt	2,571	650	1,295
Proceeds from sale of NCI to ADIA in 2022, net of $12 of transaction costs	1,719
Purchases of NCI in 2021	224
Make-whole premium payments related to early redemptions of debt in 2021	121
Lower early termination of interest rate swap	66
Lower preferred dividends paid	55
Higher contributions from noncontrolling interest	27
(Higher) lower common dividends paid	(99)	200	75
Higher repurchases of common stock	(139)
Distributions to SI Partners’ minority shareholders in 2022	(237)
Higher payments for commercial paper and other short-term debt with maturities greater than 90 days	(3,168)	(375)
Change in borrowings and repayments of short-term debt, net	(3,179)	(597)	(557)
Proceeds from sale of NCI to KKR in 2021, net of $170 of transaction costs	(3,199)
Lower equity contributions from Sempra Energy			(150)
Other	(30)	(1)	(13)
	$2,519	$65	$1,447
2022 Form 10-K | 83

Expenditures for PP&E
We invest the majority of our capital expenditures in Sempra California, primarily for transmission and distribution improvements, including pipeline and wildfire safety. The following table summarizes by segment capital expenditures for the last three years.

EXPENDITURES FOR PP&E
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
SDG&E	$2,473	$2,220	$1,942
SoCalGas	1,993	1,984	1,843
Sempra Infrastructure	884	802	879
Parent and other	7	9	12
Total	$5,357	$5,015	$4,676
Expenditures for Investments and Acquisitions
The following table summarizes by segment our investments in entities that we account for under the equity method, as well as asset acquisitions.

EXPENDITURES FOR INVESTMENTS AND ACQUISITIONS
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sempra Texas Utilities	$346	$566	$648
Sempra Infrastructure	30	67	4
Total	$376	$633	$652

Future Capital Expenditures and Investments
The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT, and various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors.” In 2023, we expect to make capital expenditures and investments of approximately $5.7 billion (which excludes capital expenditures that will be funded by unconsolidated entities), as summarized by segment in the following table.

FUTURE CAPITAL EXPENDITURES AND INVESTMENTS
(Dollars in millions)
Year ending December 31, 2023
SDG&E	$2,300
SoCalGas	2,100
Sempra Texas Utilities	300
Sempra Infrastructure	1,000
Total	$5,700
We expect the majority of our capital expenditures and investments in 2023 will relate to transmission and distribution improvements at our regulated public utilities, and construction of the ECA LNG Phase 1 liquefaction project and natural gas pipelines at Sempra Infrastructure.
From 2023 through 2026, and subject to the factors described below, which could cause these estimates to vary substantially, Sempra expects to make aggregate capital expenditures and investments of approximately $18.7 billion (which excludes capital expenditures that will be funded by unconsolidated entities), as follows: $8.9 billion at SDG&E, $7.8 billion at SoCalGas, $0.8 billion at Sempra Texas Utilities and $1.2 billion at Sempra Infrastructure. Capital expenditure amounts include capitalized interest and AFUDC related to debt.
Periodically, we review our construction, investment and financing programs and revise them in response to changes in regulation, economic conditions, competition, customer growth, inflation, customer rates, the cost and availability of capital, and safety and environmental requirements.
2022 Form 10-K | 84

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

WEIGHTED-AVERAGE RATE BASE
(Dollars in millions)
	2022	2021	2020
SDG&E	$13,780	$12,527	$11,109
SoCalGas	10,494	9,371	8,228
The increase in weighted-average rate base reflects the significant capital investments that SDG&E and SoCalGas have made in transmission and distribution safety and reliability. We expect the weighted-average rate base to continue to increase in 2023 based on our expected capital investments.
Capital Stock Transactions
Sempra
Cash provided by issuances of common and preferred stock was:
▪$4 million in 2022
▪$5 million in 2021
▪$902 million in 2020
Cash used for repurchases of common stock was:
▪$478 million in 2022
▪$339 million in 2021
▪$566 million in 2020
Sempra Common Stock Repurchases. As we discuss in Note 14 of the Notes to Consolidated Financial Statements, we repurchased 1,472,756 shares of our common stock for $200 million pursuant to an ASR program that was completed in February 2022. We repurchased an additional 1,471,957 shares of our common stock for $250 million pursuant to an ASR program that was completed in April 2022. These share repurchases were funded with commercial paper borrowings that we repaid with a portion of the proceeds received from the sale of NCI in SI Partners to ADIA, which closed in June 2022.
Dividends
Sempra
Sempra paid cash dividends of:
▪$1,430 million for common stock and $44 million for preferred stock in 2022
▪$1,331 million for common stock and $99 million for preferred stock in 2021
▪$1,174 million for common stock and $157 million for preferred stock in 2020
2022 Form 10-K | 85

DIVIDENDS PER SHARE ON SEMPRA COMMON STOCK
(As approved by our board of directors)

On February 27, 2023, our board of directors declared a dividend of $1.19 per share on our common stock and a dividend of $24.375 per share on our series C preferred stock, both payable on April 15, 2023.
All declarations of dividends on our common stock and preferred stock are made at the discretion of the board of directors. While we view dividends as an integral component of shareholder return, the amount of future dividends will depend on earnings, cash flows, financial and legal requirements, and other relevant factors at that time. As a result, Sempra’s dividends on common stock and preferred stock declared on a historical basis may not be indicative of future declarations.
SDG&E
In 2022, 2021 and 2020, SDG&E paid common stock dividends to Enova and Enova paid corresponding dividends to Sempra of $100 million, $300 million and $200 million, respectively. SDG&E’s dividends on common stock declared on an annual historical basis may not be indicative of future declarations and could be impacted over the next few years in order for SDG&E to maintain its authorized capital structure while managing its capital investment program.
Enova, a wholly owned subsidiary of Sempra, owns all of SDG&E’s outstanding common stock. Accordingly, dividends paid by SDG&E to Enova and dividends paid by Enova to Sempra are eliminated in Sempra’s consolidated financial statements.
SoCalGas
SoCalGas did not declare or pay common stock dividends in 2022. In 2021 and 2020, SoCalGas paid common stock dividends to PE and PE paid corresponding dividends to Sempra of $75 million and $100 million, respectively. SoCalGas’ dividends on common stock declared on an annual historical basis may not be indicative of future declarations and could be impacted over the next few years in order for SoCalGas to maintain its authorized capital structure.
PE, a wholly owned subsidiary of Sempra, owns all of SoCalGas’ outstanding common stock. Accordingly, dividends paid by SoCalGas to PE and dividends paid by PE to Sempra are eliminated in Sempra’s consolidated financial statements.
Dividend Restrictions
The board of directors for each of Sempra, SDG&E and SoCalGas has the discretion to determine whether to declare and, if declared, the amount of any dividends by each such entity. The CPUC’s regulation of SDG&E’s and SoCalGas’ capital structures limits the amounts that are available for loans and dividends to Sempra. At December 31, 2022, based on these regulations,
2022 Form 10-K | 86

Sempra could have received combined loans and dividends of approximately $504 million from SDG&E and $347 million from SoCalGas. In addition, the terms of Sempra’s series C preferred stock limit Sempra’s ability to declare dividends on its common stock under certain circumstances.
We provide additional information about dividend restrictions in “Restricted Net Assets” in Note 1 of the Notes to Consolidated Financial Statements and in Note 13 of the Notes to Consolidated Financial Statements.
Book Value Per Common Share
Sempra’s book value per common share on the last day of each of the last three fiscal years was as follows:
▪$83.43 in 2022
▪$79.17 in 2021
▪$70.11 in 2020
The increase in 2022 was primarily due to comprehensive income exceeding dividends and a fair value that was higher than carrying value related to the change in ownership, which did not result in a change of control, from the sale of NCI in SI Partners to ADIA. In 2021, the increase was primarily due to a fair value that was higher than carrying value related to the change in ownership, which did not result in a change of control, from the sale of NCI in SI Partners to KKR, the IEnova exchange offer and subsequent cash tender offer, and the common shares issued from the conversion of series A preferred stock and series B preferred stock.
Capitalization
Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and equity, was as follows:

TOTAL CAPITALIZATION AND DEBT-TO-CAPITALIZATION RATIOS
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
	December 31, 2022
Total capitalization	$58,175	$18,258	$13,696
Debt-to-capitalization ratio	50%	50%	51%

	December 31, 2021
Total capitalization	$52,064	$16,655	$10,611
Debt-to-capitalization ratio	47%	50%	49%

Significant changes in 2022 that affected capitalization included the following:
▪Sempra: increase in long-term debt, offset by a decrease in short-term debt and increase in equity primarily from comprehensive income exceeding dividends and the sale of NCI.
▪SDG&E: increase in long-term debt, offset by a decrease in short-term debt and increase in equity from comprehensive income exceeding dividends.
▪SoCalGas: increase in short-term and long-term debt, offset by an increase in equity from comprehensive income and equity contributions from Sempra.

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
2022 Form 10-K | 87

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
REGULATORY ACCOUNTING
Sempra, SDG&E, SoCalGas
As regulated entities, SDG&E’s and SoCalGas’ customer rates, as set and monitored by regulators, are designed to recover the cost of providing service and to provide the opportunity to realize their authorized rates of return on their investments. SDG&E and SoCalGas assess probabilities of future rate recovery associated with regulatory account balances at the end of each reporting period and whenever new and/or unusual events occur, such as:
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
2022 Form 10-K | 88

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
PENSION AND PBOP PLANS
Sempra, SDG&E, SoCalGas
To measure our pension and PBOP obligations, costs and liabilities, we rely on several assumptions. We consider current market conditions, including interest rates, in making these assumptions. We review these assumptions annually and update when appropriate.
The critical assumptions used to develop the required estimates include the following key factors:
▪discount rates
▪expected return on plan assets
▪health care cost trend rates
▪interest crediting rate on cash balance accounts
▪mortality rate
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
Changes in the estimated costs or timing of pension and PBOP, or the assumptions and judgments used by management underlying these estimates (primarily the discount rate and assumed rate of return on plan assets), as well as changes in the circumstances associated with rate recovery, could have a material effect on the recorded expenses and liabilities. The following tables summarize the impact to our projected benefit obligation for pension and accumulated benefit obligation for PBOP at December 31, 2022, and 2022 net periodic benefit costs, in each case if the discount rate or assumed rate of return on plan assets were changed by 100 bps.
2022 Form 10-K | 89

IMPACT DUE TO INCREASE/DECREASE IN DISCOUNT RATE
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Pension:
(Decrease) increase to projected benefit obligation, net	$(251)	$279	$(38)	$40	$(198)	$223
(Decrease) increase to net periodic benefit cost	(16)	23	5	(2)	(21)	25
PBOP:
(Decrease) increase to accumulated benefit obligation, net	(69)	85	(13)	16	(54)	67
(Decrease) increase to net periodic benefit cost	(8)	11	(2)	2	(7)	9

IMPACT DUE TO INCREASE/DECREASE IN RETURN ON PLAN ASSETS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Pension:
(Decrease) increase to net periodic benefit cost	$(29)	$29	$(8)	$8	$(19)	$19
PBOP:
(Decrease) increase to net periodic benefit cost	(14)	14	(2)	2	(11)	11
For SDG&E and SoCalGas plans, the effects of the assumptions on earnings are expected to be recovered in rates and therefore are offset in regulatory accounts. We provide details of our pension and PBOP plans in Note 9 of the Notes to Consolidated Financial Statements.
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
SDG&E’s ARO related to the decommissioning of SONGS was $540 million as of December 31, 2022, based on the decommissioning cost study prepared in 2020. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission this facility, which could have a material effect on the recorded liability.
The following table illustrates the increase to SDG&E’s and Sempra’s ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

INCREASE TO ARO AND REGULATORY ASSET
(Dollars in millions)
December 31, 2022
Uniform increase in escalation percentage of 1 percentage point	$62
The increase in the ARO liability driven by an increase in the cost escalation rate would result in a decrease in the regulatory liability for recoveries in excess of ARO liabilities. We provide additional detail in Note 15 of the Notes to Consolidated Financial Statements.
2022 Form 10-K | 90

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
▪projected revenue and expense growth rates
▪the appropriate risk-adjusted discount rate, including the impacts of country risk and entity risk
In 2022 and 2021, we performed a quantitative goodwill impairment test and determined that the estimated fair values of our reporting units in Mexico to which goodwill was allocated was substantially above their carrying value for each year as of October 1, our goodwill impairment testing date. Our goodwill impairment test is determined based on assumptions existing as of that point in time. Changes in the business (such as loss of future cash flows from customer disputes, renegotiation of customer contracts or the macroeconomic environment, including rising interest rates) may result in us having to perform an interim goodwill impairment test, which could result in an impairment of our goodwill.
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
2022 Form 10-K | 91

MARKET RISK POLICIES
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
SDG&E and SoCalGas use natural gas derivatives and SDG&E uses electricity derivatives to manage natural gas and electric price risk associated with servicing load requirements. The use of natural gas and electricity derivatives is subject to certain limitations imposed by company policy and regulatory requirements. SDG&E’s risk management and transacting activity plans for electricity derivatives are also required to be filed with, and have been approved by, the CPUC. SoCalGas is also subject to certain regulatory requirements and thresholds related to natural gas procurement under the GCIM. We discuss revenue recognition in Note 3 and additional market-risk information regarding derivative instruments in Note 11 of the Notes to Consolidated Financial Statements.
We have exposure to changes in commodity prices, interest rates and foreign currency and inflation rates. The following discussion of these primary market-risk exposures as of December 31, 2022 includes a discussion of how these exposures are managed.
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
Sempra Infrastructure is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. Sempra Infrastructure has utilized and may continue to utilize commodity contracts, including physical and financial derivatives, in an effort to mitigate these risks and optimize the value of these assets. These transactions are typically priced based on market indices, but may also include fixed price purchases and sales of commodities. Any residual exposure is monitored as described above. Some of these derivatives that we use as economic hedges do not meet the requirements for hedge accounting, or hedge accounting is not elected, and as a result, the changes in fair value of these derivatives are recorded in earnings. Consequently, significant changes in commodity prices have in the past and could in the future result in earnings volatility as the economic offset of these derivatives may not be recorded at fair value. A significant decrease in the fair value of these economic hedges could also result in higher collateral requirements, which could negatively impact our liquidity and our ability to continue to mitigate our commodity risk exposure. We try to structure our hedging transactions with the objective that over time (i) realized gains and losses on our economic hedges would be largely offset by gains and losses related to our purchases or sales of natural gas and (ii) we would realize the economic benefit we anticipated at the time we structured the original transaction.
A hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $24 million and $3 million at December 31, 2022 and 2021, respectively. The impact of a change in energy commodity prices on our commodity-based derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled and does not typically include the generally offsetting impact of our underlying asset positions.
SDG&E and SoCalGas separately manage risk within the parameters of their market risk management frameworks. In addition, their market-risk exposure is limited due to CPUC-authorized rate recovery of the costs of commodity purchases, interstate and intrastate transportation, and storage activity. However, SoCalGas may, at times, be exposed to market risk as a result of the
2022 Form 10-K | 92

GCIM, which rewards or penalizes the utility for commodity costs below or above certain benchmarks. The one-day VaR for SDG&E and SoCalGas’ commodity positions were $25 million and $2 million, respectively, at December 31, 2022 and $5 million and $1 million, respectively, at December 31, 2021.
INTEREST RATE RISK
We are exposed to fluctuations in interest rates primarily from our short- and long-term debt. Subject to regulatory constraints, we periodically enter into interest rate swap agreements to moderate our exposure to interest rate changes and to lower our overall cost of borrowing.
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	December 31, 2022			December 31, 2021
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$1,105	$205	$900	$1,161	$776	$385
Other	2,247	—	—	2,310	—	—
Long-term:
Sempra California fixed-rate	$13,159	$7,400	$5,759	$10,876	$6,417	$4,459
Sempra California variable-rate	700	400	300	300	—	300
Other fixed-rate	10,079	—	—	8,591	—	—
Other variable-rate	575	—	—	341	—	—
(1)    After the effects of interest rate swaps. Before reductions for unamortized discount and debt issuance costs and excluding finance lease obligations at December 31, 2022 and 2021, and before the effects of acquisition-related fair value adjustments at December 31, 2021.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at December 31, 2022 increased or decreased by 10%, the change in earnings over the 12-month period ending December 31, 2023 would be approximately $12 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at December 31, 2022, after considering the effects of interest rate swaps, the change in earnings over the 12-month period ending December 31, 2023 would be approximately $5 million.
We provide further information about debt and interest rate swap transactions in Notes 7 and 11, respectively, of the Notes to Consolidated Financial Statements.
We also are subject to the effect of interest rate fluctuations on the assets of our pension plans, PBOP plans, and SDG&E’s NDT. However, we expect the effects of these fluctuations, as they relate to Sempra California, to be reflected in future rates.
FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURES
We discuss our foreign currency exchange rate risk and inflation exposures in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations.”
2022 Form 10-K | 93

The hypothetical effect for every 10% appreciation in the U.S. dollar against the Mexican peso, in which we have operations and investments, are as follows:

HYPOTHETICAL EFFECTS FROM 10% STRENGTHENING OF U.S. DOLLAR (1)
(Dollars in millions)
Hypothetical effects
Translation of 2022 earnings to U.S. dollars(2)	$(3)
Transactional exposure(3)	153
Translation of net assets of foreign subsidiaries and investment in foreign entities(4)	(19)
(1)    After the effects of foreign currency derivatives.
(2)    Amount represents the impact to earnings for a change in the average exchange rate throughout the reporting period.
(3)    Amount primarily represents the effects of currency exchange rate movement from December 31, 2022 on monetary assets and liabilities and remeasurement of non-U.S. deferred income tax balances at our Mexican subsidiaries.
(4)    Amount represents the effects of currency exchange rate movement from December 31, 2022 that would be recorded to OCI at the end of the reporting period.

Monetary assets and liabilities at our Mexican subsidiaries and JVs that are denominated in U.S. dollars may fluctuate significantly throughout the year. These monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. Based on a net monetary liability position of $4.8 billion, including those related to our investments in JVs, at December 31, 2022, the hypothetical effect of a 10% increase in the Mexican inflation rate is approximately $104 million lower earnings as a result of higher income tax expense for our consolidated entities, as well as lower equity earnings for our JVs.
In 2022 and 2023 to date, SDG&E and SoCalGas have experienced inflationary pressures from increases in various costs, including the cost of natural gas, electric fuel and purchased power, labor, materials and supplies, as well as availability of labor and materials. Sempra Texas Utilities has experienced increased costs of labor and materials and does not have specific regulatory mechanisms that allow for recovery of higher costs due to inflation; rather, recovery is limited to rate updates through capital trackers and base rate reviews, which may result in partial non-recovery due to the regulatory lag. If such costs were to continue to be subject to significant inflationary pressures and we are not able to fully recover such higher costs in rates or there is a delay in recovery, these increased costs may have a significant effect on Sempra’s, SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
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

2022 Form 10-K | 94

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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Sempra, SDG&E, SoCalGas
The respective management of Sempra, SDG&E and SoCalGas is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these evaluations, each company’s management concluded that its internal control over financial reporting was effective as of December 31, 2022. Deloitte & Touche LLP audited the effectiveness of each company’s internal control over financial reporting as of December 31, 2022, as stated in their reports, which are included in this annual report on Form 10-K.
There have been no changes in Sempra’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, any such company’s internal control over financial reporting.
2022 Form 10-K | 95

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Sempra Energy:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sempra Energy and subsidiaries (“Sempra”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, Sempra maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2022, of Sempra and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
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
February 28, 2023
2022 Form 10-K | 96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder and Board of Directors of San Diego Gas & Electric Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of San Diego Gas & Electric Company (“SDG&E”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, SDG&E maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2022, of SDG&E and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
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
February 28, 2023

2022 Form 10-K | 97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Southern California Gas Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Southern California Gas Company (“SoCalGas”) as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, SoCalGas maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2022, of SoCalGas and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
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
February 28, 2023
2022 Form 10-K | 98

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We provide the information required by Item 401 of SEC Regulation S-K, as required by this item, with respect to executive officers of Sempra and SoCalGas in “Part I – Item 1. Business – Other Matters – Information About Our Executive Officers.” All other information required by this item is incorporated by reference from “Corporate Governance” and “Proposal 1: Election of Directors” in the proxy statement to be filed for the May 2023 annual meeting of shareholders for Sempra and from the information statement to be filed for the May 2023 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from “Executive Compensation,” including “Compensation Discussion and Analysis,” “Compensation and Talent Committee Report” and “Compensation Tables” (except for the disclosure under the heading “Pay-Versus-Performance”), in the proxy statement to be filed for the May 2023 annual meeting of shareholders for Sempra and from the information statement to be filed for the May 2023 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Sempra has LTIPs that permit the grant of a wide variety of equity and equity-based incentive awards to directors, officers and key employees. At December 31, 2022, outstanding awards consisted of stock options and RSUs held by 424 employees.
2022 Form 10-K | 99

The following table sets forth information regarding our equity compensation plans at December 31, 2022.

EQUITY COMPENSATION PLANS

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of additional shares remaining available for future issuance(3)
2013 LTIP	151,876	$106.76	—
2019 LTIP	1,680,168	$132.47	5,056,550
(1)    The 2013 LTIP consists of 151,876 options to purchase shares of our common stock, all of which were granted at an exercise price equal to 100% of the grant date fair market value of the shares subject to the option, no performance-based RSUs and no service-based RSUs. The 2019 LTIP consists of 564,736 options to purchase shares of our common stock, all of which were granted at an exercise price equal to 100% of the grant date fair market value of the shares subject to the option, 839,795 performance-based RSUs and 275,637 service-based RSUs. Each performance-based RSU granted under the 2013 LTIP and the 2019 LTIP represents the right to receive from zero to 2.0 shares of our common stock if applicable performance conditions are satisfied. For purposes of this table, the number of shares of common stock shown to be subject to each performance-based RSU is 1.0 share, which assumes performance conditions are satisfied at the target level.
(2)    Represents the weighted-average exercise price of the 151,876 and 564,736 outstanding options to purchase shares of our common stock under the 2013 LTIP and the 2019 LTIP, respectively.
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
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The information required by Item 403 of SEC Regulation S-K, as required by this item, is incorporated by reference from “Share Ownership” in the proxy statement to be filed for the May 2023 annual meeting of shareholders for Sempra and from the information statement to be filed for the May 2023 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from “Corporate Governance” in the proxy statement to be filed for the May 2023 annual meeting of shareholders for Sempra and from the information statement to be filed for the May 2023 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.
2022 Form 10-K | 100

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services is presented below for Sempra, SDG&E and SoCalGas. The following table shows the fees paid to Deloitte & Touche LLP, the independent registered public accounting firm for Sempra, SDG&E and SoCalGas, for services provided for 2022 and 2021.

PRINCIPAL ACCOUNTANT FEES
(Dollars in thousands)
	Sempra		SDG&E		SoCalGas
	Fees	Percent of total	Fees	Percent of total	Fees	Percent of total
2022:
Audit fees:
Consolidated financial statements, internal controls audits and subsidiary audits	$10,872		$3,013		$3,549
Regulatory filings and related services	290		65		130
Total audit fees	11,162	83%	3,078	87%	3,679	92%
Audit-related fees:
Employee benefit plan audits	520		169		287
Other audit-related services(1)	1,245		165		—
Total audit-related fees	1,765	13	334	10	287	7
Tax fees(2)	477	3	116	3	17	1
All other fees(3)	94	1	—	—	—	—
Total fees	$13,498	100%	$3,528	100%	$3,983	100%
2021:
Audit fees:
Consolidated financial statements, internal controls audits and subsidiary audits	$10,166		$2,753		$3,486
Regulatory filings and related services	807		60		—
Total audit fees	10,973	81%	2,813	87%	3,486	91%
Audit-related fees:
Employee benefit plan audits	520		184		309
Other audit-related services(1)	1,840		119		—
Total audit-related fees	2,360	17	303	9	309	8
Tax fees(2)	272	2	113	4	33	1
All other fees(3)	13	—	—	—	8	—
Total fees	$13,618	100%	$3,229	100%	$3,836	100%
(1)    Other audit-related services primarily relate to statutory audits and agreed upon procedures.
(2)    Tax fees relate to tax consulting and compliance services.
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
Except where pre-approval is not required by SEC rules, Sempra’s Audit Committee pre-approves all audit, audit-related and permissible non-audit services provided by Deloitte & Touche LLP for Sempra and its subsidiaries, including all services provided by Deloitte & Touche LLP for Sempra, SDG&E and SoCalGas in 2022 and 2021. The committee’s pre-approval policies and procedures provide for the general pre-approval of specific types of services and give detailed guidance to management as to the services that are eligible for general pre-approval, and they require specific pre-approval of all other permitted services. For both types of pre-approval, the committee considers whether the services to be provided are consistent
2022 Form 10-K | 101

with maintaining the firm’s independence. The committee’s policies and procedures also delegate authority to the Chair of the committee to address any requests for pre-approval of services between committee meetings, with any pre-approval decisions to be reported to the committee at its next scheduled meeting.

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
2022 Form 10-K | 102

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

2022 Form 10-K | 103

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

Sempra Energy
4.1	Description of rights of Sempra Energy Common Stock (Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008) (included as Exhibit 3.1 above).		10-K	3.1	02/27/20

4.2	Description of Securities.	X

4.3	Certificate of Determination of Preferences of the 6% Mandatory Convertible Preferred Stock, Series A, of Sempra Energy (including the form of certificate representing the 6% Mandatory Convertible Preferred Stock, Series A), filed with the Secretary of State of the State of California and effective January 5, 2018 (included as Exhibit 3.3 above).		8-K	3.1	01/09/18

4.4	Certificate of Determination of Preferences of the 6.75% Mandatory Convertible Preferred Stock, Series B, of Sempra Energy (including the form of certificate representing the 6.75% Mandatory Convertible Preferred Stock, Series B) filed with the Secretary of State of California and effective July 11, 2018 (included as Exhibit 3.4 above).		8-K	3.1	07/13/18

4.5	Certificate of Determination of Preferences of 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Stock, Series C, of Sempra Energy (including the form of certificate representing the 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C), filed with the Secretary of State of California and effective June 11, 2020 (included as Exhibit 3.5 above).		8-K	3.1	06/15/20

4.6	Indenture dated as of February 23, 2000, between Sempra Energy and U.S. Bank Trust National Association, as Trustee.		S-3ASR 333-153425	4.1	09/11/08

4.7	Officers’ Certificate of Sempra Energy, including the form of its 6.00% Note due 2039.		8-K	4.1	10/08/09

4.8	Officers’ Certificate of Sempra Energy, including the form of its 3.250% Note due 2027.		8-K	4.1	06/09/17

4.9	Officers’ Certificate of Sempra Energy, including the forms of its 2.900% Note due 2023, 3.400% Note due 2028, 3.800% Note due 2038, and 4.000% Note due 2048.		8-K	4.1	01/12/18

4.10	Officers’ Certificate of Sempra Energy, including the form of 3.300% Note due 2025 and the form of 3.700% Note due 2029.		8-K	4.1	03/24/22

4.11	Subordinated Indenture, dated as of June 26, 2019, between Sempra Energy and U.S. Bank National Association, as trustee.		8-K	4.2	06/26/19

4.12	Officers’ Certificate of Sempra Energy, including the form of its 5.750% Junior Subordinated Note due 2079.		8-K	4.1	06/26/19

4.13	Officers' Certificate of Sempra Energy, including the form of its 4.125% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2052.		8-K	4.1	11/19/21

2022 Form 10-K | 104

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

Southern California Gas Company
4.14	Description of preferences of Preferred Stock, Preference Stock and Series Preferred Stock (Southern California Gas Company Restated Articles of Incorporation) (included as Exhibit 3.8 above).		10-K	3.01	03/28/97

4.15	Description of Securities.		10-K	4.9	02/27/20

Sempra Energy / San Diego Gas & Electric Company
4.16	Mortgage and Deed of Trust dated July 1, 1940.		2-4769	B-3	(1)

4.17	Second Supplemental Indenture dated as of March 1, 1948.		2-7418	B-5B	(1)

4.18	Ninth Supplemental Indenture dated as of August 1, 1968.		333-52150	4.5	(1)

4.19	Tenth Supplemental Indenture dated as of December 1, 1968.		2-36042	2-K	(1)

4.20	Sixteenth Supplemental Indenture dated August 28, 1975.		33-34017	4.2	(1)

4.21	Fiftieth Supplemental Indenture, dated as of May 19, 2005.		8-K	4.1	05/19/05

4.22	Fifty-Second Supplemental Indenture, dated as of June 8, 2006.		8-K	4.1	06/08/06

4.23	Fifty-Fourth Supplemental Indenture, dated as of September 20, 2007.		8-K	4.1	09/20/07

4.24	Fifty-Fifth Supplemental Indenture, dated as of May 14, 2009.		8-K	4.1	05/15/09

4.25	Fifty-Sixth Supplemental Indenture, dated as of May 13, 2010.		8-K	4.1	05/13/10

4.26	Fifty-Seventh Supplemental Indenture, dated as of August 26, 2010.		8-K	4.1	08/26/10

4.27	Sixtieth Supplemental Indenture, dated as of November 17, 2011.		8-K	4.1	11/17/11

4.28	Sixty-First Supplemental Indenture, dated as of March 22, 2012.		8-K	4.1	03/23/12

4.29	Sixty-Second Supplemental Indenture, dated as of September 9, 2013.		8-K	4.1	09/09/13

4.30	Sixty-Fifth Supplemental Indenture, dated as of May 19, 2016.		8-K	4.1	05/19/16

4.31	Sixty-Sixth Supplemental Indenture, dated as of June 8, 2017.		8-K	4.1	06/08/17

4.32	Sixty-Seventh Supplemental Indenture, dated as of May 17, 2018.		8-K	4.1	05/17/18

4.33	Sixty-Eighth Supplemental Indenture, dated as of May 31, 2019.		8-K	4.1	05/31/19

4.34	Sixty-Ninth Supplemental Indenture, dated as of April 7, 2020.		8-K	4.1	04/07/20

4.35	Seventieth Supplemental Indenture, dated as of September 28, 2020.		8-K	4.1	09/28/20

4.36	Seventy-First Supplemental Indenture, dated as of August 13, 2021.		8-K	4.1	08/13/21

4.37	Seventy-Second Supplemental Indenture, dated as of March 11, 2022.		8-K	4.1	03/11/22

4.38	Seventy-Third Supplemental Indenture, dated as of March 11, 2022.		8-K	4.2	03/11/22

(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates the SEC’s Electronic Data Gathering, Analysis, and Retrieval (EDGAR) database.
2022 Form 10-K | 105

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

Sempra Energy / Southern California Gas Company
4.39	First Mortgage Indenture of Southern California Gas Company to American Trust Company dated October 1, 1940.		2-4504	B-4	(1)

4.40	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of July 1, 1947.	X

4.41	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955.		2-11997	4.07	(1)

4.42	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of December 1, 1956.		10-K	4.09	02/23/07

4.43	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank dated as of June 1, 1965.		10-K	4.10	02/23/07

4.44	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of August 1, 1972.		2-59832	2.19	(1)

4.45	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of May 1, 1976.		2-56034	2.20	(1)

4.46	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of September 15, 1981.		333-70654	4.24	(1)

4.47	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of November 18, 2005.		8-K	4.1	11/18/05

4.48	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of November 18, 2010.		8-K	4.1	11/18/10

4.49	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of September 21, 2012.		8-K	4.1	09/21/12

4.50	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of March 13, 2014.		8-K	4.1	03/13/14

4.51	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of September 11, 2014.		8-K	4.1	09/11/14

4.52	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of June 18, 2015.		8-K	4.2	06/18/15

4.53	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of June 3, 2016.		8-K	4.1	06/03/16

4.54	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of May 15, 2018.		8-K	4.1	05/15/18

4.55	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of September 24, 2018.		8-K	4.1	09/24/18

4.56	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of June 4, 2019.		8-K	4.1	06/04/19

4.57	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of January 9, 2020.		8-K	4.1	01/09/20

4.58	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of March 29, 2022.		10-Q	4.5	05/05/22

(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates EDGAR.
2022 Form 10-K | 106

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

4.59	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of November 14, 2022.		8-K	4.1	11/14/22

4.60	Indenture, dated as of May 1, 1989, between Southern California Gas Company and Citibank, N.A., as trustee.		333-28260	4.1.1	(1)

4.61	First Supplemental Indenture, dated as of October 1, 1992, between Southern California Gas Company and Citibank, N.A., as trustee.		8-K	4.1.2	(1)

4.62	Form of 5.670% Medium Term Note due 2028.		8-K	4.2.1	(1)

4.63	Senior Indenture, dated as of September 21, 2020, between Southern California Gas Company and U.S. Bank National Association, as trustee.		8-K	4.1	09/21/20

4.64	Officers’ Certificate of Southern California Gas Company, including the form of its Floating Rate Note due 2023.		8-K	4.2	09/21/20

4.65	Officers’ Certificate of Southern California Gas Company, including the form of its 2.950% Note due 2027.		8-K	4.1	03/14/22

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra Energy
10.1*
Second Amended and Restated Engineering, Procurement and Construction Contract, dated as of October 19, 2022, between Port Arthur LNG, LLC and PALNG Common Facilities Company, LLC (but only for the limited purpose set forth therein), and Bechtel Energy Inc. (F/K/A Bechtel Oil, Gas and Chemicals, Inc.)
		X

Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.2	Form of Continental Forge and California Class Action Price Reporting Settlement Agreement dated as of January 4, 2006.		8-K	99.1	01/05/06

Sempra Energy / San Diego Gas & Electric Company
10.3	Amended and Restated Operating Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011.		10-Q	10.4	05/09/11

10.4	Amended and Restated Servicing Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011.		10-Q	10.5	05/09/11

Sempra Energy / Southern California Gas Company
10.5	Master Agreement to Resolve JCCP No. 4861 Private Party Claims, dated as of September 26, 2021, by and among Sempra Energy, Southern California Gas Company, and the plaintiffs’ law firms listed on the signature pages thereto.		8-K	10.1	09/27/21

10.6	First Amendment to Master Agreement to Resolve JCCP No. 4861 Private Party Claims, dated as of July 15, 2022, by and among Sempra Energy, Southern California Gas Company, and the plaintiffs’ law firms listed on the signature pages thereto.		10-Q	10.1	08/04/22

Management Contract or Compensatory Plan, Contract or Arrangement
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.7	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021, 2022 and 2023 Nonqualified Stock Option Award Agreement.		10-K	10.6	02/25/21

10.8	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021, 2022 and 2023 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-K	10.7	02/25/21

* Portions of the exhibit have been omitted in accordance with applicable SEC rules.
(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates EDGAR.
2022 Form 10-K | 107

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

10.9	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021, 2022 and 2023 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Index.		10-K	10.8	02/25/21

10.10	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021, 2022 and 2023 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Utilities Index.		10-K	10.9	02/25/21

10.11	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Nonqualified Stock Option Award Agreement.		10-K	10.5	02/27/20

10.12	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Time-Based Restricted Stock Unit Award - Three Year Ratable Vest.		10-K	10.6	02/27/20

10.13	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Time-Based Restricted Stock Unit Award - Four Year Award Vest.		10-Q	10.1	11/05/20

10.14	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-K	10.7	02/27/20

10.15	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Index.		10-K	10.8	02/27/20

10.16	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Utilities Index.		10-K	10.9	02/27/20

10.17	Sempra Energy 2019 Long-Term Incentive Plan.		DEF 14A	E	03/22/19

10.18	Form of Sempra Energy 2019 Long-Term Incentive Plan 2019 Time-Based Restricted Stock Unit Award - Five Year Vest.		10-Q	10.2	08/02/19

10.19	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Nonqualified Stock Option Award Agreement.		10-Q	10.1	05/07/19

10.20	Form of Indemnification Agreement with Directors and Executive Officers (executed before January 2011).		10-Q	10.2	08/07/08

10.21	Form of Indemnification Agreement with Directors and Executive Officers (executed after January 2011).		10-Q	10.1	05/04/16

10.22	Form of Sempra Energy Shared Services Executive Incentive Compensation Plan.		10-K	10.19	02/27/14

10.23	Amendment Number 1 to the Amended and Restated Sempra Energy 2013 Long-Term Incentive Plan.		10-K	10.26	02/25/21

10.24	Amended and Restated Sempra Energy 2013 Long-Term Incentive Plan.		10-K	10.5	02/26/16

10.25	Amended and Restated Sempra Energy 2005 Deferred Compensation Plan, now known as Sempra Energy Employee and Director Savings Plan.		10-K	10.33	02/25/21

10.26	Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan.		10-K	10.28	02/28/17

10.27	2009 Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan effective July 1, 2009.		10-K	10.28	02/26/16

10.28	First Amendment to the 2009 Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan effective February 11, 2010.		10-K	10.29	02/26/16

2022 Form 10-K | 108

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

10.29	Second Amendment to the 2009 Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan effective January 1, 2014.		10-K	10.43	02/26/15

10.30	2015 Amendment and Restatement of the Sempra Energy Cash Balance Restoration Plan effective November 10, 2015.		10-K	10.31	02/26/16

10.31	Sempra Energy Amended and Restated Executive Life Insurance Plan.		10-K	10.22	02/26/13

10.32	Sempra Energy Executive Personal Financial Planning Program Policy Document.		10-K	10.35	02/27/20

Sempra Energy
10.33	Form of Sempra Energy 2019 Long-Term Incentive Plan Non-Employee Directors’ Annual Restricted Stock Unit Award.		10-Q	10.3	08/02/19

10.34	Form of Sempra Energy 2019 Long-Term Incentive Plan Non-Employee Directors’ Initial Restricted Stock Unit Award.		10-Q	10.4	08/02/19

10.35	Form of 2018 Sempra Energy Non-Employee Directors’ Initial Restricted Stock Unit Award.		10-K	10.50	02/27/18

10.36	Sempra Energy Amended and Restated Retirement Plan for Directors.		10-Q	10.7	08/07/08

10.37	Sempra Energy Annual Incentive Plan.		10-Q	10.7	05/07/18

10.38	Amended and Restated Severance Pay Agreement between Sempra Energy and Jeffrey W. Martin, signed January 4, 2023 and effective January 1, 2023.	X

10.39	Amended and Restated Severance Pay Agreement between Sempra Energy and Kevin C. Sagara, signed January 2, 2023 and effective January 1, 2023.	X

10.40	Amended and Restated Severance Pay Agreement between Sempra Energy and Trevor I. Mihalik, signed January 3, 2023 and effective January 1, 2023.	X

10.41	Amended and Restated Severance Pay Agreement between Sempra Energy and Peter R. Wall, signed December 30, 2022 and effective January 1, 2023.	X

10.42	Amended and Restated Severance Pay Agreement between Sempra Energy and Karen L. Sedgwick, signed December 29, 2022 and effective January 1, 2023.	X

Sempra Energy / San Diego Gas & Electric Company
10.43	Form of San Diego Gas & Electric Company Executive Incentive Compensation Plan.		10-K	10.64	02/27/14

10.44	Severance Pay Agreement between Sempra Energy and Caroline A. Winn, signed May 7, 2020 and effective as of January 1, 2020.		10-Q	10.1	08/05/20

10.45	Severance Pay Agreement between Sempra Energy and Bruce A. Folkmann, dated March 1, 2017.		10-Q	10.15	05/09/17

10.46	Severance Pay Agreement between Sempra Energy and Valerie A. Bille, signed September 30, 2020 and effective as of August 22, 2020.		10-Q	10.4	11/05/20

10.47	Severance Pay Agreement between Sempra Energy and Erbin B. Keith, signed June 20, 2017 and effective as of March 1, 2017.	X

Sempra Energy / Southern California Gas Company
10.48	Form of Southern California Gas Company Executive Incentive Compensation Plan.		10-K	10.71	02/27/14

2022 Form 10-K | 109

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

10.49	Severance Pay Agreement between Sempra Energy and Scott D. Drury dated August 25, 2018.		10-Q	10.4	11/07/18

10.50	Severance Pay Agreement between Sempra Energy and Maryam S. Brown, dated March 1, 2017.		10-Q	10.7	08/02/19

10.51	Severance Pay Agreement between Sempra Energy and Jimmie I. Cho, signed May 4, 2020, effective as of January 1, 2020.		10-Q	10.2	08/05/20

10.52	Severance Pay Agreement between Sempra Energy and David J. Barrett, dated July 23, 2022.		10-Q	10.1	11/03/22

10.53	Severance Pay Agreement between Sempra Energy and Mia L. DeMontigny, dated July 23, 2022.		10-Q	10.2	11/03/22

EXHIBIT 14 -- CODE OF ETHICS

Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
14.1	Sempra Energy Code of Business Conduct and Ethics for Directors and Principal and Executive Officers (also applies to Principal Officers of San Diego Gas & Electric Company and Southern California Gas Company).		10-K	14.1	02/25/22

2022 Form 10-K | 110

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 21 -- SUBSIDIARIES

Sempra Energy
21.1	Sempra Energy Schedule of Certain Subsidiaries at December 31, 2022.	X

EXHIBIT 23 -- CONSENTS OF EXPERTS AND COUNSEL

Sempra Energy
23.1	Sempra Energy Consent of Independent Registered Public Accounting Firm.	X

23.2	Oncor Electric Delivery Holdings Company LLC Consent of Independent Auditors.	X

San Diego Gas & Electric Company
23.3	San Diego Gas & Electric Company Consent of Independent Registered Public Accounting Firm.	X

Southern California Gas Company
23.4	Southern California Gas Company Consent of Independent Registered Public Accounting Firm.	X

EXHIBIT 24 -- POWERS OF ATTORNEY

Sempra Energy
24.1	Power of attorney of Sempra Energy signatories (incorporated by reference to the signature page hereto).	X

San Diego Gas & Electric Company
24.2	Power of attorney of San Diego Gas & Electric Company signatories (incorporated by reference to the signature page hereto).	X

Southern California Gas Company
24.3	Power of attorney of Southern California Gas Company signatories (incorporated by reference to the signature page hereto).	X

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

2022 Form 10-K | 111

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 99 -- ADDITIONAL EXHIBITS

Sempra Energy
99.1
Audited consolidated financial statements of Oncor Electric Delivery Holdings Company LLC and subsidiaries as of December 31, 2022 and 2021 for each of the three years ended in the period ended December 31, 2022, and the related Independent Auditors’ Report.
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
2022 Form 10-K | 112

Sempra Energy:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)
By: /s/ J. Walker Martin
J. Walker Martin Chairman, Chief Executive Officer and President

Date: February 28, 2023

POWER OF ATTORNEY
Each of the undersigned officers and directors of the registrant hereby severally constitutes and appoints each individual who, at the time of acting under this power of attorney, is the Principal Executive Officer (however designated), the Principal Financial Officer (however designated) or the Principal Accounting Officer (however designated) of Sempra Energy, and each of them singly (with full power to each of them to act alone), as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him or her and in his or her name, place and stead, and in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed in accordance with the laws of the State of California and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: J. Walker Martin Chief Executive Officer and President	/s/ J. Walker Martin	February 28, 2023

Principal Financial Officer: Trevor I. Mihalik Executive Vice President and Chief Financial Officer	/s/ Trevor I. Mihalik	February 28, 2023

Principal Accounting Officer: Peter R. Wall Senior Vice President, Controller and Chief Accounting Officer	/s/ Peter R. Wall	February 28, 2023

2022 Form 10-K | 113

Directors:	Signature	Date
J. Walker Martin, Chairman	/s/ J. Walker Martin	February 28, 2023

Alan L. Boeckmann, Director	/s/ Alan L. Boeckmann	February 28, 2023

Andrés Conesa, Director	/s/ Andrés Conesa	February 28, 2023

Maria Contreras-Sweet, Director	/s/ Maria Contreras-Sweet	February 28, 2023

Pablo A. Ferrero, Director	/s/ Pablo A. Ferrero	February 28, 2023

Bethany J. Mayer, Director	/s/ Bethany J. Mayer	February 28, 2023

Michael N. Mears, Director	/s/ Michael N. Mears	February 28, 2023

Jack T. Taylor, Director	/s/ Jack T. Taylor	February 28, 2023

Cynthia L. Walker, Director	/s/ Cynthia L. Walker	February 28, 2023

Cynthia J. Warner, Director	/s/ Cynthia J. Warner	February 28, 2023

James C. Yardley, Director	/s/ James C. Yardley	February 28, 2023
2022 Form 10-K | 114

San Diego Gas & Electric Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)
By: /s/ Caroline A. Winn
Caroline A. Winn Chief Executive Officer

Date: February 28, 2023

POWER OF ATTORNEY
Each of the undersigned officers and directors of the registrant hereby severally constitutes and appoints each individual who, at the time of acting under this power of attorney, is the Principal Executive Officer (however designated), the Principal Financial Officer (however designated) or the Principal Accounting Officer (however designated) of San Diego Gas & Electric Company, and each of them singly (with full power to each of them to act alone), as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him or her and in his or her name, place and stead, and in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed in accordance with the laws of the State of California and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Caroline A. Winn Chief Executive Officer	/s/ Caroline A. Winn	February 28, 2023

Principal Financial Officer: Bruce A. Folkmann President and Chief Financial Officer	/s/ Bruce A. Folkmann	February 28, 2023

Principal Accounting Officer: Valerie A. Bille Vice President, Controller and Chief Accounting Officer	/s/ Valerie A. Bille	February 28, 2023
Directors:
Kevin C. Sagara, Non-Executive Chairman	/s/ Kevin C. Sagara	February 28, 2023

Robert J. Borthwick, Director	/s/ Robert J. Borthwick	February 28, 2023

Karen L. Sedgwick, Director	/s/ Karen L. Sedgwick	February 28, 2023

Caroline A. Winn, Director	/s/ Caroline A. Winn	February 28, 2023
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:
No annual report to security holders covering the registrant’s last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been sent to security holders during the period covered by this annual report on Form 10-K, and no such materials are to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.
2022 Form 10-K | 115

Southern California Gas Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)
By: /s/ Scott D. Drury
Scott D. Drury Chief Executive Officer

Date: February 28, 2023

POWER OF ATTORNEY
Each of the undersigned officers and directors of the registrant hereby severally constitutes and appoints each individual who, at the time of acting under this power of attorney, is the Principal Executive Officer (however designated), the Principal Financial Officer (however designated) or the Principal Accounting Officer (however designated) of Southern California Gas Company, and each of them singly (with full power to each of them to act alone), as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him or her and in his or her name, place and stead, and in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed in accordance with the laws of the State of California and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Scott D. Drury Chief Executive Officer	/s/ Scott D. Drury	February 28, 2023

Principal Financial and Accounting Officer: Mia L. DeMontigny Senior Vice President, Chief Financial Officer and Chief Accounting Officer	/s/ Mia L. DeMontigny	February 28, 2023
Directors:
Kevin C. Sagara, Non-Executive Chairman	/s/ Kevin C. Sagara	February 28, 2023

Diana L. Day, Director	/s/ Diana L. Day	February 28, 2023

Scott D. Drury, Director	/s/ Scott D. Drury	February 28, 2023

Lisa Larroque Alexander, Director	/s/ Lisa Larroque Alexander	February 28, 2023
2022 Form 10-K | 116

2022 Form 10-K | F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Sempra Energy:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sempra Energy and subsidiaries (“Sempra”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, the related notes, and the schedule listed in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Sempra as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), Sempra’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023, expressed an unqualified opinion on Sempra’s internal control over financial reporting.
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
2022 Form 10-K | F-2

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

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 28, 2023

We have served as Sempra’s auditor since 1935.
2022 Form 10-K | F-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder and Board of Directors of San Diego Gas & Electric Company:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of San Diego Gas & Electric Company (“SDG&E”) as of December 31, 2022 and 2021, the related statements of operations, comprehensive income (loss), changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of SDG&E as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), SDG&E’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023, expressed an unqualified opinion on SDG&E’s internal control over financial reporting.
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

2022 Form 10-K | F-4

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

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 28, 2023

We have served as SDG&E’s auditor since 1935.
2022 Form 10-K | F-5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Southern California Gas Company:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southern California Gas Company (“SoCalGas”) as of December 31, 2022 and 2021, the related statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of SoCalGas as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), SoCalGas’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023, expressed an unqualified opinion on SoCalGas’ internal control over financial reporting.
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
2022 Form 10-K | F-6

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

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 28, 2023

We have served as SoCalGas’ auditor since 1937.

2022 Form 10-K | F-7

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2022	2021	2020
REVENUES
Utilities:
Natural gas	$7,868	$6,333	$5,411
Electric	4,783	4,658	4,614
Energy-related businesses	1,788	1,866	1,345
Total revenues	14,439	12,857	11,370

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(2,603)	(1,597)	(925)
Cost of electric fuel and purchased power	(937)	(1,010)	(1,187)
Energy-related businesses cost of sales	(942)	(611)	(276)
Operation and maintenance	(4,746)	(4,341)	(3,941)
Aliso Canyon litigation and regulatory matters	(259)	(1,593)	(307)
Depreciation and amortization	(2,019)	(1,855)	(1,666)
Franchise fees and other taxes	(635)	(596)	(543)
Gain (loss) on sale of assets	—	36	(3)
Other income (expense), net	24	58	(48)
Interest income	75	69	96
Interest expense	(1,054)	(1,198)	(1,081)
Income from continuing operations before income taxes and equity earnings	1,343	219	1,489
Income tax expense	(556)	(99)	(249)
Equity earnings	1,498	1,343	1,015
Income from continuing operations, net of income tax	2,285	1,463	2,255
Income from discontinued operations, net of income tax	—	—	1,850
Net income	2,285	1,463	4,105
Earnings attributable to noncontrolling interests	(146)	(145)	(172)
Preferred dividends	(44)	(63)	(168)
Preferred dividends of subsidiary	(1)	(1)	(1)
Earnings attributable to common shares	$2,094	$1,254	$3,764

Basic EPS:
Earnings from continuing operations	$6.65	$4.03	$6.61
Earnings from discontinued operations	$—	$—	$6.32
Earnings	$6.65	$4.03	$12.93
Weighted-average common shares outstanding	315,159	311,755	291,077

Diluted EPS:
Earnings from continuing operations	$6.62	$4.01	$6.58
Earnings from discontinued operations	$—	$—	$6.30
Earnings	$6.62	$4.01	$12.88
Weighted-average common shares outstanding	316,378	313,036	292,252
See Notes to Consolidated Financial Statements.
2022 Form 10-K | F-8

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2022, 2021 and 2020
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
2022:
Net income	$2,695	$(556)	$2,139	$146	$2,285
Other comprehensive income (loss):
Foreign currency translation adjustments	11	—	11	4	15
Financial instruments	221	(55)	166	50	216
Pension and other postretirement benefits	3	(6)	(3)	—	(3)
Total other comprehensive income	235	(61)	174	54	228
Comprehensive income	2,930	(617)	2,313	200	2,513
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,929	$(617)	$2,312	$200	$2,512
2021:
Net income	$1,417	$(99)	$1,318	$145	$1,463
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	—	(6)	(3)	(9)
Financial instruments	191	(47)	144	14	158
Pension and other postretirement benefits	28	(6)	22	—	22
Total other comprehensive income	213	(53)	160	11	171
Comprehensive income	1,630	(152)	1,478	156	1,634
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,629	$(152)	$1,477	$156	$1,633
2020:
Net income	$5,368	$(1,435)	$3,933	$172	$4,105
Other comprehensive income (loss):
Foreign currency translation adjustments	547	—	547	(12)	535
Financial instruments	(146)	33	(113)	(12)	(125)
Pension and other postretirement benefits	11	1	12	—	12
Total other comprehensive income (loss)	412	34	446	(24)	422
Comprehensive income	5,780	(1,401)	4,379	148	4,527
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$5,779	$(1,401)	$4,378	$148	$4,526
See Notes to Consolidated Financial Statements.
2022 Form 10-K | F-9

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$370	$559
Restricted cash	40	19
Accounts receivable – trade, net	2,635	2,071
Accounts receivable – other, net	685	398
Due from unconsolidated affiliates	54	23
Income taxes receivable	113	79
Inventories	403	389
Prepaid expenses	268	260
Regulatory assets	351	271
Fixed-price contracts and other derivatives	803	179
Greenhouse gas allowances	141	97
Other current assets	49	30
Total current assets	5,912	4,375

Other assets:
Restricted cash	52	3
Due from unconsolidated affiliates	—	637
Regulatory assets	2,588	2,011
Insurance receivable for Aliso Canyon costs	—	360
Greenhouse gas allowances	796	422
Nuclear decommissioning trusts	841	1,012
Dedicated assets in support of certain benefit plans	505	567
Deferred income taxes	135	151
Right-of-use assets – operating leases	655	594
Investment in Oncor Holdings	13,665	12,947
Other investments	2,012	1,525
Goodwill	1,602	1,602
Other intangible assets	344	370
Wildfire fund	303	331
Other long-term assets	1,382	1,244
Total other assets	24,880	23,776

Property, plant and equipment:
Property, plant and equipment	63,893	58,940
Less accumulated depreciation and amortization	(16,111)	(15,046)
Property, plant and equipment, net	47,782	43,894
Total assets	$78,574	$72,045
See Notes to Consolidated Financial Statements.
2022 Form 10-K | F-10

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2022	2021
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,352	$3,471
Accounts payable – trade	1,994	1,671
Accounts payable – other	275	178
Dividends and interest payable	621	563
Accrued compensation and benefits	484	479
Regulatory liabilities	504	359
Current portion of long-term debt and finance leases	1,019	106
Reserve for Aliso Canyon costs	129	1,980
Greenhouse gas obligations	141	97
Other current liabilities	1,380	1,131
Total current liabilities	9,899	10,035

Long-term debt and finance leases	24,548	21,068

Deferred credits and other liabilities:
Due to unconsolidated affiliates	301	287
Regulatory liabilities	3,341	3,402
Greenhouse gas obligations	565	225
Pension and other postretirement benefit plan obligations, net of plan assets	410	687
Deferred income taxes	4,591	3,477
Asset retirement obligations	3,546	3,375
Deferred credits and other	2,117	2,070
Total deferred credits and other liabilities	14,871	13,523

Commitments and contingencies (Note 16)

Equity:
Preferred stock (50 million shares authorized):
Preferred stock, series C (0.9 million shares outstanding)	889	889
Common stock (750 million shares authorized; 314 million and 317 million shares outstanding at December 31, 2022 and 2021, respectively; no par value)	12,160	11,862
Retained earnings	14,201	13,548
Accumulated other comprehensive income (loss)	(135)	(318)
Total Sempra Energy shareholders’ equity	27,115	25,981
Preferred stock of subsidiary	20	20
Other noncontrolling interests	2,121	1,418
Total equity	29,256	27,419
Total liabilities and equity	$78,574	$72,045
See Notes to Consolidated Financial Statements.
2022 Form 10-K | F-11

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,285	$1,463	$4,105
Less: Income from discontinued operations, net of income tax	—	—	(1,850)
Income from continuing operations, net of income tax	2,285	1,463	2,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,019	1,855	1,666
Deferred income taxes and investment tax credits	392	(78)	159
(Gain) loss on sale of assets	—	(36)	3
Equity earnings	(1,498)	(1,343)	(1,015)
Foreign currency transaction losses, net	24	18	25
Share-based compensation expense	71	63	71
Fixed-price contracts and other derivatives	863	206	(7)
Other	154	170	140
Net change in other working capital components:
Accounts receivable	(976)	(599)	(328)
Due to/from unconsolidated affiliates, net	(31)	(1)	12
Income taxes receivable/payable, net	(29)	(38)	(94)
Inventories	(17)	(87)	(35)
Other current assets	(1,608)	(220)	38
Accounts payable	430	263	74
Regulatory balancing accounts, net	36	249	(231)
Reserve for Aliso Canyon costs	(1,851)	1,532	141
Other current liabilities	228	(105)	(127)
Insurance receivable for Aliso Canyon costs	360	85	(106)
Distributions from investments	854	941	651
Reserve for Aliso Canyon costs, noncurrent	1	—	294
Changes in other noncurrent assets and liabilities, net	(565)	(496)	56
Net cash provided by continuing operations	1,142	3,842	3,642
Net cash used in discontinued operations	—	—	(1,051)
Net cash provided by operating activities	1,142	3,842	2,591

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(5,357)	(5,015)	(4,676)
Expenditures for investments and acquisitions	(376)	(633)	(652)
Proceeds from sale of assets	—	38	19
Distributions from investments	—	366	761
Purchases of nuclear decommissioning and other trust assets	(700)	(961)	(1,439)
Proceeds from sales of nuclear decommissioning and other trust assets	762	961	1,439
Advances to unconsolidated affiliates	—	(8)	(92)
Repayments of advances to unconsolidated affiliates	626	38	7
Disbursement for note receivable	—	(305)	—
Other	6	11	15
Net cash used in continuing operations	(5,039)	(5,508)	(4,618)
Net cash provided by discontinued operations	—	—	5,171
Net cash (used in) provided by investing activities	(5,039)	(5,508)	553
See Notes to Consolidated Financial Statements.
2022 Form 10-K | F-12

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	$(1,430)	$(1,331)	$(1,174)
Preferred dividends paid	(44)	(99)	(157)
Issuances of preferred stock, net	—	—	891
Issuances of common stock, net	4	5	11
Repurchases of common stock	(478)	(339)	(566)
Issuances of debt (maturities greater than 90 days)	9,984	3,773	6,051
Payments on debt (maturities greater than 90 days) and finance leases	(4,510)	(5,489)	(5,864)
(Decrease) increase in short-term debt, net	(1,266)	1,913	(1,759)
Advances from unconsolidated affiliates	28	40	64
Proceeds from sales of noncontrolling interests, net	1,732	3,206	26
Purchases of noncontrolling interests	—	(224)	(248)
Distributions to noncontrolling interests	(237)	—	—
Contributions from noncontrolling interests	31	4	1
Other	(35)	(199)	(50)
Net cash provided by (used in) continuing operations	3,779	1,260	(2,774)
Net cash provided by discontinued operations	—	—	401
Net cash provided by (used in) financing activities	3,779	1,260	(2,373)

Effect of exchange rate changes in continuing operations	(1)	2	—
Effect of exchange rate changes in discontinued operations	—	—	(3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	2	(3)

(Decrease) increase in cash, cash equivalents and restricted cash, including discontinued operations	(119)	(404)	768
Cash, cash equivalents and restricted cash, including discontinued operations, January 1	581	985	217
Cash, cash equivalents and restricted cash, including discontinued operations, December 31	$462	$581	$985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$1,014	$1,163	$1,046
Income tax payments, including discontinued operations, net of refunds	284	230	1,385

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution to Cameron LNG JV	$—	$—	$50
Distribution from Cameron LNG JV	—	—	50
Increase in Cameron LNG JV investment for guarantee	—	22	—
Repayment of advances from unconsolidated affiliate in lieu of distribution	32	45	—
Accrued capital expenditures	590	591	535
Increase in finance lease obligations for investment in PP&E	57	43	77
Derecognized PP&E for net investment in sales-type lease	—	44	—
Increase in ARO for investment in PP&E	91	153	142
Equitization of long-term debt for deficit held by NCI	—	—	22
Accrued purchase price adjustment for sale of NCI	—	13	—
Issuance of common stock in exchange for NCI and related AOCI	—	1,373	—
Common dividends issued in stock	—	—	22
Common dividends declared but not paid	360	349	301
Conversion of mandatory convertible preferred stock	—	2,258	—
Preferred dividends declared but not paid	11	11	47
See Notes to Consolidated Financial Statements.
2022 Form 10-K | F-13

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Years ended December 31, 2022, 2021 and 2020
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
See Notes to Consolidated Financial Statements.
2022 Form 10-K | F-14

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Dollars in millions)
	Years ended December 31, 2022, 2021 and 2020
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
Balance at December 31, 2021	$889	$11,862	$13,548	$(318)	$25,981	$1,438	$27,419

Net income			2,139		2,139	146	2,285
Other comprehensive income				174	174	54	228

Share-based compensation expense		71			71		71
Dividends declared:
Series C preferred stock ($48.75/share)			(44)		(44)		(44)
Common stock ($4.58/share)			(1,441)		(1,441)		(1,441)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		4			4		4
Repurchases of common stock		(478)			(478)		(478)
Noncontrolling interest activities:
Contributions						31	31
Distributions						(237)	(237)
Sale		701		9	710	709	1,419
Balance at December 31, 2022	$889	$12,160	$14,201	$(135)	$27,115	$2,141	$29,256
See Notes to Consolidated Financial Statements.
2022 Form 10-K | F-15

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Operating revenues:
Electric	$4,795	$4,666	$4,619
Natural gas	1,043	838	694
Total operating revenues	5,838	5,504	5,313
Operating expenses:
Cost of electric fuel and purchased power	994	1,069	1,191
Cost of natural gas	363	242	162
Operation and maintenance	1,677	1,587	1,455
Depreciation and amortization	982	889	801
Franchise fees and other taxes	373	350	331
Total operating expenses	4,389	4,137	3,940
Operating income	1,449	1,367	1,373
Other income, net	92	64	52
Interest income	5	1	2
Interest expense	(449)	(412)	(413)
Income before income taxes	1,097	1,020	1,014
Income tax expense	(182)	(201)	(190)
Net income/Earnings attributable to common shares	$915	$819	$824
See Notes to Financial Statements.
2022 Form 10-K | F-16

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2022, 2021 and 2020
	Pretax amount	Income tax expense	Net-of-tax amount
2022:
Net income	$1,097	$(182)	$915
Other comprehensive income (loss):
Pension and other postretirement benefits	4	(1)	3
Total other comprehensive income	4	(1)	3
Comprehensive income	$1,101	$(183)	$918
2021:
Net income/Comprehensive income	$1,020	$(201)	$819
2020:
Net income	$1,014	$(190)	$824
Other comprehensive income (loss):
Pension and other postretirement benefits	8	(2)	6
Total other comprehensive income	8	(2)	6
Comprehensive income	$1,022	$(192)	$830
See Notes to Financial Statements.
2022 Form 10-K | F-17

SAN DIEGO GAS & ELECTRIC COMPANY
BALANCE SHEETS
(Dollars in millions)
	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$7	$25
Accounts receivable – trade, net	799	715
Accounts receivable – other, net	110	78
Income taxes receivable, net	—	9
Inventories	134	123
Prepaid expenses	179	174
Regulatory assets	247	231
Fixed-price contracts and other derivatives	113	58
Greenhouse gas allowances	22	13
Other current assets	19	5
Total current assets	1,630	1,431

Other assets:
Regulatory assets	1,219	786
Greenhouse gas allowances	196	111
Nuclear decommissioning trusts	841	1,012
Right-of-use assets – operating leases	281	185
Wildfire fund	303	331
Other long-term assets	146	154
Total other assets	2,986	2,579

Property, plant and equipment:
Property, plant and equipment	28,574	26,456
Less accumulated depreciation and amortization	(6,768)	(6,408)
Property, plant and equipment, net	21,806	20,048
Total assets	$26,422	$24,058
See Notes to Financial Statements.
2022 Form 10-K | F-18

SAN DIEGO GAS & ELECTRIC COMPANY
BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2022	2021
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term debt	$205	$776
Accounts payable	744	588
Due to unconsolidated affiliates	135	97
Interest payable	63	50
Accrued compensation and benefits	140	148
Accrued franchise fees	120	74
Regulatory liabilities	110	14
Current portion of long-term debt and finance leases	489	49
Greenhouse gas obligations	22	13
Asset retirement obligations	98	86
Other current liabilities	193	216
Total current liabilities	2,319	2,111

Long-term debt and finance leases	8,497	7,581

Deferred credits and other liabilities:
Regulatory liabilities	2,298	2,302
Greenhouse gas obligations	81	31
Pension obligation, net of plan assets	42	25
Deferred income taxes	2,540	2,275
Asset retirement obligations	789	804
Deferred credits and other	789	680
Total deferred credits and other liabilities	6,539	6,117

Commitments and contingencies (Note 16)

Shareholder’s equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660
Retained earnings	7,414	6,599
Accumulated other comprehensive income (loss)	(7)	(10)
Total shareholder’s equity	9,067	8,249
Total liabilities and shareholder’s equity	$26,422	$24,058
See Notes to Financial Statements.
2022 Form 10-K | F-19

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$915	$819	$824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	982	889	801
Deferred income taxes and investment tax credits	93	153	35
Other	12	(14)	27
Net change in other working capital components:
Accounts receivable	(163)	(105)	(134)
Due to/from unconsolidated affiliates, net	38	33	11
Income taxes receivable/payable, net	9	(20)	129
Inventories	(11)	(19)	(10)
Other current assets	(80)	—	4
Accounts payable	153	7	31
Regulatory balancing accounts, net	(10)	(57)	(71)
Other current liabilities	62	(92)	(100)
Changes in other noncurrent assets and liabilities, net	(271)	(218)	(158)
Net cash provided by operating activities	1,729	1,376	1,389

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,473)	(2,220)	(1,942)
Purchases of nuclear decommissioning trust assets	(586)	(961)	(1,439)
Proceeds from sales of nuclear decommissioning trust assets	639	961	1,439
Other	8	7	8
Net cash used in investing activities	(2,412)	(2,213)	(1,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(300)	(200)
Issuances of debt (maturities greater than 90 days)	1,395	1,120	1,598
Payments on debt (maturities greater than 90 days) and finance leases	(425)	(613)	(510)
(Decrease) increase in short-term debt, net	(196)	401	(80)
Debt issuance costs	(9)	(8)	(11)
Net cash provided by financing activities	665	600	797

(Decrease) increase in cash and cash equivalents	(18)	(237)	252
Cash and cash equivalents, January 1	25	262	10
Cash and cash equivalents, December 31	$7	$25	$262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$431	$402	$404
Income tax payments, net of refunds	79	67	25

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$231	$228	$199
Increase in finance lease obligations for investment in PP&E	16	24	30
Increase in ARO for investment in PP&E	15	14	31
See Notes to Financial Statements.
2022 Form 10-K | F-20

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Years ended December 31, 2022, 2021 and 2020
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
Balance at December 31, 2019	$1,660	$5,456	$(16)	$7,100

Net income		824		824
Other comprehensive income			6	6

Common stock dividends declared ($1.72/share)		(200)		(200)
Balance at December 31, 2020	1,660	6,080	(10)	7,730

Net income		819		819

Common stock dividends declared ($2.57/share)		(300)		(300)
Balance at December 31, 2021	1,660	6,599	(10)	8,249

Net income		915		915
Other comprehensive income			3	3

Common stock dividends declared ($0.86/share)		(100)		(100)
Balance at December 31, 2022	$1,660	$7,414	$(7)	$9,067
See Notes to Financial Statements.
2022 Form 10-K | F-21

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Operating revenues	$6,840	$5,515	$4,748
Operating expenses:
Cost of natural gas	2,233	1,369	783
Operation and maintenance	2,402	2,180	2,029
Aliso Canyon litigation and regulatory matters	259	1,593	307
Depreciation and amortization	761	716	654
Franchise fees and other taxes	247	223	190
Total operating expenses	5,902	6,081	3,963
Operating income (loss)	938	(566)	785
Other expense, net	(8)	(14)	(28)
Interest income	6	1	2
Interest expense	(198)	(157)	(158)
Income (loss) before income taxes	738	(736)	601
Income tax (expense) benefit	(138)	310	(96)
Net income (loss)	600	(426)	505
Preferred dividends	(1)	(1)	(1)
Earnings (losses) attributable to common shares	$599	$(427)	$504
See Notes to Financial Statements.
2022 Form 10-K | F-22

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2022, 2021 and 2020
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount
2022:
Net income	$738	$(138)	$600
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	8	(2)	6
Total other comprehensive income	9	(2)	7
Comprehensive income	$747	$(140)	$607
2021:
Net loss/Comprehensive loss	$(736)	$310	$(426)
2020:
Net income	$601	$(96)	$505
Other comprehensive income (loss):
Pension and other postretirement benefits	(12)	4	(8)
Total other comprehensive loss	(12)	4	(8)
Comprehensive income	$589	$(92)	$497
See Notes to Financial Statements.
2022 Form 10-K | F-23

SOUTHERN CALIFORNIA GAS COMPANY
BALANCE SHEETS
(Dollars in millions)
	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$21	$37
Accounts receivable – trade, net	1,295	1,084
Accounts receivable – other, net	293	58
Due from unconsolidated affiliates	77	49
Income taxes receivable, net	—	23
Inventories	159	172
Regulatory assets	104	40
Greenhouse gas allowances	111	75
Other current assets	69	61
Total current assets	2,129	1,599

Other assets:
Regulatory assets	1,291	1,148
Insurance receivable for Aliso Canyon costs	—	360
Greenhouse gas allowances	551	290
Right-of-use assets – operating leases	42	57
Other long-term assets	583	627
Total other assets	2,467	2,482

Property, plant and equipment:
Property, plant and equipment	25,058	23,104
Less accumulated depreciation and amortization	(7,308)	(6,861)
Property, plant and equipment, net	17,750	16,243
Total assets	$22,346	$20,324
See Notes to Financial Statements.
2022 Form 10-K | F-24

SOUTHERN CALIFORNIA GAS COMPANY
BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2022	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$900	$385
Accounts payable – trade	953	775
Accounts payable – other	176	142
Due to unconsolidated affiliates	36	36
Accrued compensation and benefits	209	202
Regulatory liabilities	394	345
Current portion of long-term debt and finance leases	318	11
Reserve for Aliso Canyon costs	129	1,980
Greenhouse gas obligations	111	75
Asset retirement obligations	68	77
Other current liabilities	429	284
Total current liabilities	3,723	4,312

Long-term debt and finance leases	5,780	4,773

Deferred credits and other liabilities:
Regulatory liabilities	1,043	1,100
Greenhouse gas obligations	443	174
Pension obligation, net of plan assets	277	551
Deferred income taxes	1,306	1,039
Asset retirement obligations	2,675	2,505
Deferred credits and other	401	428
Total deferred credits and other liabilities	6,145	5,797

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	2,316	1,666
Retained earnings	4,384	3,785
Accumulated other comprehensive income (loss)	(24)	(31)
Total shareholders’ equity	6,698	5,442
Total liabilities and shareholders’ equity	$22,346	$20,324
See Notes to Financial Statements.
2022 Form 10-K | F-25

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$600	$(426)	$505
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	761	716	654
Deferred income taxes and investment tax credits	146	(494)	(112)
Other	58	19	59
Net change in working capital components:
Accounts receivable	(512)	(383)	(101)
Due to/from unconsolidated affiliates, net	(28)	(25)	(27)
Income taxes receivable/payable, net	23	(43)	189
Inventories	13	(18)	(19)
Other current assets	(139)	(21)	(12)
Accounts payable	191	181	64
Regulatory balancing accounts, net	46	306	(160)
Reserve for Aliso Canyon costs	(1,851)	1,532	141
Other current liabilities	185	(92)	(21)
Insurance receivable for Aliso Canyon costs	360	85	(106)
Reserve for Aliso Canyon costs, noncurrent	1	—	294
Changes in other noncurrent assets and liabilities, net	(308)	(304)	178
Net cash (used in) provided by operating activities	(454)	1,033	1,526

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,993)	(1,984)	(1,843)
Net cash used in investing activities	(1,993)	(1,984)	(1,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	—	(75)	(100)
Preferred dividends paid	(1)	(1)	(1)
Equity contributions from Sempra Energy	650	800	—
Issuances of debt (maturities greater than 90 days)	2,094	—	949
Payments on finance leases	(15)	(12)	(12)
(Decrease) increase in short-term debt, net	(285)	272	(517)
Debt issuance costs	(12)	—	(8)
Net cash provided by financing activities	2,431	984	311

(Decrease) increase in cash and cash equivalents	(16)	33	(6)
Cash and cash equivalents, January 1	37	4	10
Cash and cash equivalents, December 31	$21	$37	$4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$173	$151	$146
Income tax (refunds) payments, net	(31)	227	19

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$245	$222	$208
Increase in finance lease obligations for investment in PP&E	41	19	47
Increase in ARO for investment in PP&E	63	125	107
See Notes to Financial Statements.
2022 Form 10-K | F-26

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Years ended December 31, 2022, 2021 and 2020
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2019	$22	$866	$3,883	$(23)	$4,748

Net income			505		505
Other comprehensive loss				(8)	(8)

Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Common stock ($1.10/share)			(100)		(100)
Balance at December 31, 2020	22	866	4,287	(31)	5,144

Net loss			(426)		(426)

Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Common stock ($0.82/share)			(75)		(75)
Equity contribution from Sempra Energy		800			800
Balance at December 31, 2021	22	1,666	3,785	(31)	5,442

Net income			600		600
Other comprehensive income				7	7

Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Equity contributions from Sempra Energy		650			650
Balance at December 31, 2022	$22	$2,316	$4,384	$(24)	$6,698
See Notes to Financial Statements.
2022 Form 10-K | F-27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND OTHER FINANCIAL DATA

PRINCIPLES OF CONSOLIDATION
Sempra
Sempra’s Consolidated Financial Statements include the accounts of Sempra Energy, a California-based holding company doing business as Sempra, and its consolidated entities. We have four separate reportable segments, which we discuss in Note 17. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
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
Subsequent Events
We evaluated events and transactions that occurred after December 31, 2022 through the date the financial statements were issued, and in the opinion of management, the accompanying statements reflect all adjustments and disclosures necessary for a fair presentation.

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
2022 Form 10-K | F-28

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
Sempra Infrastructure’s natural gas distribution utility, Ecogas, also applies U.S. GAAP provisions for rate-regulated operations, including the same evaluation of probability of recovery of regulatory assets described above.
Our Sempra Texas Utilities segment is comprised of our equity method investments in Oncor Holdings, which owns an 80.25% interest in Oncor, and Sharyland Holdings, which owns 100% of Sharyland Utilities. Oncor and Sharyland Utilities are regulated electric transmission and distribution utilities in Texas and their rates are regulated by the PUCT and, in the case of Oncor, certain cities and are subject to regulatory rate-setting processes and earnings oversight. Oncor and Sharyland Utilities prepare their financial statements in accordance with the provisions of U.S. GAAP governing rate-regulated operations.
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
2022 Form 10-K | F-29

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
Restricted cash includes:
▪for Sempra Infrastructure, funds fully drawn against Gazprom’s letters of credit, including draws associated with its LNG storage and regasification agreement that we discuss in Note 16, and funds denominated in Mexican pesos to pay for rights-of-way, license fees, permits, topographic surveys and other costs pursuant to trust and debt agreements related to pipeline projects
▪for Parent and other, funds held in a delisting trust for the purpose of purchasing the remaining publicly owned IEnova shares
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Sempra’s Consolidated Balance Sheets to the sum of such amounts reported on Sempra’s Consolidated Statements of Cash Flows.

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	December 31,
	2022	2021
Cash and cash equivalents	$370	$559
Restricted cash, current	40	19
Restricted cash, noncurrent	52	3
Total cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows	$462	$581

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
In 2021, SDG&E and SoCalGas applied, on behalf of their customers, for financial assistance from the California Department of Community Services and Development under the 2021 California Arrearage Payment Program, which provided funds of $63 million and $79 million for SDG&E and SoCalGas, respectively. In the first quarter of 2022, SDG&E and SoCalGas received and applied the amounts directly to eligible customer accounts to reduce past due balances. In June 2022, AB 205 was approved establishing, among other things, the 2022 California Arrearage Payment Program. In December 2022, SDG&E and SoCalGas received funding of $51 million and $59 million, respectively, related to this program and, in January 2023, applied the amounts directly to eligible customer accounts to reduce past due balances.
2022 Form 10-K | F-30

We provide below the changes in allowances for credit losses for trade receivables and other receivables. SDG&E and SoCalGas record changes in the allowances for credit losses related to Accounts Receivable – Trade in regulatory accounts.

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2022	2021	2020
Sempra:
Allowances for credit losses at January 1	$136	$138	$29
Incremental allowance upon adoption of ASU 2016-13	—	—	1
Provisions for expected credit losses	123	45	124
Write-offs	(78)	(47)	(16)
Allowances for credit losses at December 31	$181	$136	$138
SDG&E:
Allowances for credit losses at January 1	$66	$69	$14
Provisions for expected credit losses	54	23	65
Write-offs	(42)	(26)	(10)
Allowances for credit losses at December 31	$78	$66	$69
SoCalGas:
Allowances for credit losses at January 1	$69	$68	$15
Provisions for expected credit losses	65	22	59
Write-offs	(36)	(21)	(6)
Allowances for credit losses at December 31	$98	$69	$68

Allowances for credit losses related to trade receivables and other receivables are included in the Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	December 31,
	2022	2021
Sempra:
Accounts receivable – trade, net	$140	$94
Accounts receivable – other, net	40	39
Other long-term assets	1	3
Total allowances for credit losses	$181	$136
SDG&E:
Accounts receivable – trade, net	$52	$42
Accounts receivable – other, net	25	22
Other long-term assets	1	2
Total allowances for credit losses	$78	$66
SoCalGas:
Accounts receivable – trade, net	$83	$51
Accounts receivable – other, net	15	17
Other long-term assets	—	1
Total allowances for credit losses	$98	$69
As we discuss below in “Transactions with Affiliates,” we had a loan due from an unconsolidated affiliate that was paid in full in July 2022. At December 31, 2021, $1 million of expected credit losses are included in noncurrent Due From Unconsolidated Affiliates on Sempra’s Consolidated Balance Sheet.
As we discuss below in “Note Receivable,” we have an interest-bearing promissory note due from KKR. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on this note receivable, including compounded interest and unamortized transaction costs, based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At December 31, 2022 and 2021, $7 million and $8 million, respectively, of expected credit losses is included in Other Long-Term Assets on Sempra’s Consolidated Balance Sheets.
As we discuss below in Note 6, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on this off-balance sheet arrangement based on external credit ratings, published default rate studies and the maturity
2022 Form 10-K | F-31

date of the arrangement. At December 31, 2022 and 2021, $6 million and $7 million, respectively, of expected credit losses are included in Deferred Credits and Other on Sempra’s Consolidated Balance Sheets.
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
The components of inventories are as follows:

INVENTORY BALANCES AT DECEMBER 31
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	2022	2021	2022	2021	2022	2021
Natural gas	$106	$164	$1	$—	$74	$114
LNG	62	27	—	—	—	—
Materials and supplies	235	198	133	123	85	58
Total	$403	$389	$134	$123	$159	$172
NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR. At December 31, 2022 and 2021, Other Long-Term Assets includes $316 million and $297 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, and at December 31, 2021, Other Current Assets includes $3 million of interest receivable on Sempra’s Consolidated Balance Sheets.

2022 Form 10-K | F-32

WILDFIRE FUND
In July 2019, the Wildfire Legislation was signed into law to address certain issues related to catastrophic wildfires in California and their impact on electric IOUs. Investor-owned gas distribution utilities such as SoCalGas are not covered by this legislation. The issues addressed include wildfire mitigation, cost recovery standards and requirements, a wildfire fund, a cap on liability, and the establishment of a wildfire safety board.
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
An IOU may seek payment from the Wildfire Fund for settled or adjudicated third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1.0 billion or the IOU’s required amount of insurance coverage as recommended by the Wildfire Fund’s administrator. Wildfire claims approved by the Wildfire Fund’s administrator will be paid by the Wildfire Fund to the IOU to the extent funds are available. These utilized funds will be subject to review by the CPUC, which will make a determination as to the degree an IOU’s conduct related to an ignition of a wildfire was prudent or imprudent. The Revised Prudent Manager Standard requires that the CPUC apply clear standards when reviewing wildfire liability losses paid when determining the reasonableness of an IOU’s conduct related to an ignition. Under this standard, the conduct under review related to the ignition may include factors within and beyond the IOU’s control, including humidity, temperature and winds. Costs and expenses may be allocated for cost recovery in full or in part. Also, under this standard, an IOU’s conduct will be deemed reasonable if a valid annual safety certification is in place at the time of the ignition, unless a serious doubt is raised, in which case the burden shifts to the utility to dispel that doubt. The IOUs will receive an annual safety certification from OEIS if they meet various requirements.
If an IOU has maintained a valid annual safety certification, to the extent it is found to be imprudent, claims will be reimbursable by the IOU to the Wildfire Fund up to a cap based on the IOU’s rate base. The aggregate requirement to reimburse the Wildfire Fund over a trailing three calendar year period is capped at 20% of the equity portion of an IOU’s electric transmission and distribution rate base in the year of the prudency determination. Based on its 2022 rate base, the liability cap for SDG&E is approximately $1.2 billion, which is adjusted annually. The liability cap will apply on a rolling three-year basis so long as future annual safety certifications are received and the Wildfire Fund has not been terminated, which could occur if funds are exhausted. Amounts in excess of the liability cap and amounts that are determined to be prudently incurred do not need to be reimbursed by an IOU to the Wildfire Fund. The Wildfire Fund does not have a specified term and coverage will continue until the assets of the Wildfire Fund are exhausted and the Wildfire Fund is terminated, in which case, the remaining funds, if any, will be transferred to California’s general fund to be used for fire risk mitigation programs.
In August 2022, the OEIS approved SDG&E’s 2022 Wildfire Mitigation Plan, which is effective until the OEIS approves a new plan. SDG&E received its annual wildfire safety certification from the OEIS in December 2022.
The Wildfire Fund was initially funded up to $10.5 billion by a loan from the California Surplus Money Investment Fund. The loan is financed through a DWR bond, which was put in place in October 2020 and is securitized through a dedicated surcharge on ratepayers’ bills attributable to the DWR. In October 2019, the CPUC adopted a decision authorizing a non-bypassable charge to be collected by the IOUs to support the anticipated DWR bond issuance authorized by AB 1054. The CPUC decision also determined that ratepayers of non-participating electrical corporations shall not pay the non-bypassable charge.
The Wildfire Fund was also funded by initial shareholder contributions from the IOUs totaling $7.5 billion. SDG&E’s share was $322.5 million. The IOUs are also required to make annual shareholder contributions to the Wildfire Fund with an aggregate value of $3 billion over a 10-year period starting in 2019. SDG&E’s share is $129 million. The contributions are not subject to rate recovery.
Wildfire Fund Asset and Obligation
In 2019, SDG&E recorded both a Wildfire Fund asset and a related obligation for its commitment to make shareholder contributions of $451.5 million to the Wildfire Fund, measured at present value as of July 25, 2019 (the date by which both Edison and SDG&E opted to contribute to the Wildfire Fund). SDG&E paid its initial shareholder contribution of $322.5 million to the Wildfire Fund in September 2019. SDG&E funded this contribution with proceeds from an equity contribution from
2022 Form 10-K | F-33

Sempra. SDG&E expects to continue to make annual shareholder contributions of $12.9 million through December 31, 2028. SDG&E is accreting the present value of the Wildfire Fund obligation until the liability is settled.
SDG&E is amortizing the Wildfire Fund asset on a straight-line basis over the estimated period of benefit, as adjusted for utilization by the IOUs. The estimated period of benefit of the Wildfire Fund asset is 15 years and is based on several assumptions, including, but not limited to:
▪historical wildfire experience of each IOU in California, including frequency and severity of the wildfires
▪the value of property potentially damaged by wildfires
▪the effectiveness of wildfire risk mitigation efforts by each IOU
▪liability cap of each IOU
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

WILDFIRE FUND
(Dollars in millions)
			December 31,
	Location		2022	2021
Wildfire Fund asset:
Current	Prepaid Expenses		$29	$29
Noncurrent	Wildfire Fund		303	331
Wildfire Fund obligation:
Current	Other Current Liabilities		$13	$13
Noncurrent	Deferred Credits and Other		53	64

		Years ended December 31,
		2022	2021	2020
Amortization of Wildfire Fund asset	Operation and Maintenance	$29	$29	$29
Impairment of Wildfire Fund asset	Operation and Maintenance	—	3	—
Accretion of Wildfire Fund obligation	Operation and Maintenance	2	2	2
.

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
2022 Form 10-K | F-34

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
GREENHOUSE GAS ALLOWANCES AND OBLIGATIONS
SDG&E, SoCalGas and Sempra Infrastructure are required by AB 32 to acquire GHG allowances for every metric ton of carbon dioxide equivalent emitted into the atmosphere during electric generation and natural gas consumption. At SDG&E and SoCalGas, many GHG allowances are allocated to us on behalf of our customers at no cost and we purchase any additional allowances required. We record purchased and allocated GHG allowances at the lower of weighted-average cost or market. We measure the compliance obligation, which is based on emissions, at the carrying value of allowances held plus the fair value of additional allowances necessary to satisfy the obligation. SDG&E and SoCalGas balance costs and revenues associated with the GHG program through regulatory balancing accounts. Sempra Infrastructure records the cost of GHG obligations in cost of sales. We remove the assets and liabilities from the balance sheets as the allowances are surrendered.

RENEWABLE ENERGY CERTIFICATES
RECs are energy rights established by governmental agencies for the environmental and social promotion of renewable electricity generation. A REC, and its associated attributes and benefits, can be sold separately from the underlying physical electricity associated with a renewable-based generation source in certain markets.
Retail sellers of electricity obtain RECs through renewable energy PPAs, internal generation or separate purchases in the market to comply with the RPS Program established by the governmental agencies. RECs provide documentation for the generation of a unit of renewable energy that is used to verify compliance with the RPS Program. The cost of RECs at SDG&E, which is recoverable in rates, is recorded in Cost of Electric Fuel and Purchased Power on the Statements of Operations.

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
2022 Form 10-K | F-35

PROPERTY, PLANT AND EQUIPMENT BY MAJOR FUNCTIONAL CATEGORY
(Dollars in millions)
	December 31,		Depreciation rates for years ended December 31,
	2022	2021	2022	2021	2020
SDG&E:
Natural gas operations	$3,707	$3,200	2.57%	2.55%	2.51%
Electric distribution	10,271	9,471	3.94	3.93	3.90
Electric transmission(1)	8,061	7,577	3.03	3.02	3.10
Electric generation	2,461	2,446	5.11	4.74	4.56
Other electric	2,211	2,100	7.03	7.23	6.92
Construction work in progress(1)	1,863	1,662	N/A	N/A	N/A
Total SDG&E	28,574	26,456
SoCalGas:
Natural gas operations	23,646	21,894	3.57	3.65	3.63
Other non-utility	50	50	1.54	2.23	3.80
Construction work in progress	1,362	1,160	N/A	N/A	N/A
Total SoCalGas	25,058	23,104

Sempra Infrastructure and parent(2):			Estimated useful lives		Weighted-average useful life
Land and land rights	476	291	16 to 44 years(3)		37
Machinery and equipment:
Pipelines and storage	3,813	3,698	41 to 49 years		42
Generating plants	1,803	1,659	11 to 28 years		26
LNG terminals	1,138	1,138	43 years		43
Refined products terminals	643	420	38 years		38
Other	344	370	1 to 22 years		3
Construction work in progress	1,757	1,494	N/A		N/A
Other	287	310	4 to 34 years		16
	10,261	9,380
Total Sempra	$63,893	$58,940
(1)    At December 31, 2022, includes $554 in electric transmission assets and $7 in construction work in progress related to SDG&E’s 86% interest in the Southwest Powerlink transmission line, jointly owned by SDG&E with other utilities. SDG&E, and each of the other owners, holds its undivided interest as a tenant in common in the property. Each owner is responsible for its share of the project and participates in decisions concerning operations and capital expenditures. SDG&E’s share of operating expenses is included in Sempra’s and SDG&E’s Consolidated Statements of Operations.
(2)    Includes $246 and $211 at December 31, 2022 and 2021, respectively, of utility plant, primarily pipelines and other distribution assets at Ecogas.
(3)    Estimated useful lives are for land rights.

Depreciation expense is computed using the straight-line method over the asset’s estimated composite useful life, the CPUC-prescribed period for SDG&E and SoCalGas, or the remaining term of the site leases, whichever is shortest.

DEPRECIATION EXPENSE
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sempra	$1,995	$1,833	$1,646
SDG&E	977	884	797
SoCalGas	755	711	649
2022 Form 10-K | F-36

ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in millions)
	December 31,
	2022	2021
SDG&E:
Accumulated depreciation:
Natural gas operations	$979	$919
Electric transmission, distribution and generation(1)	5,789	5,489
Total SDG&E	6,768	6,408
SoCalGas:
Accumulated depreciation:
Natural gas operations	7,291	6,845
Other non-utility	17	16
Total SoCalGas	7,308	6,861
Sempra Infrastructure and parent:
Accumulated depreciation – other(2)	2,035	1,777
Total Sempra	$16,111	$15,046
(1)    Includes $307 at December 31, 2022 related to SDG&E’s 86% interest in the Southwest Powerlink transmission line, jointly owned by SDG&E and other utilities.
(2)    Includes $65 and $55 at December 31, 2022 and 2021, respectively, of accumulated depreciation for utility plant at Ecogas.

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

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sempra	$255	$217	$202
SDG&E	116	106	104
SoCalGas	73	64	55

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
2022 Form 10-K | F-37

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
Goodwill of $1,602 million at December 31, 2022 and 2021 relates to the 2016 acquisitions of IEnova Pipelines and the Ventika wind power generation facilities at Sempra Infrastructure.
Other Intangible Assets
Other Intangible Assets included on Sempra’s Consolidated Balance Sheets are as follows:

OTHER INTANGIBLE ASSETS
(Dollars in millions)
	Amortization period (years)	December 31,
		2022	2021
Renewable energy transmission and consumption permits	15 to 19	$169	$169
O&M agreement	23	66	66
ESJ PPA	14	190	190
Other	10 to indefinite	15	15
		440	440
Less accumulated amortization:
Renewable energy transmission and consumption permits		(50)	(40)
O&M agreement		(15)	(12)
ESJ PPA		(23)	(10)
Other		(8)	(8)
		(96)	(70)
		$344	$370

Other Intangible Assets at December 31, 2022 primarily include:
▪renewable energy transmission and consumption permits previously granted by the CRE at the Ventika wind power generation facilities, Don Diego Solar and Border Solar;
▪a favorable O&M agreement acquired in connection with the acquisition of DEN; and
▪the relative fair value of the PPA that was acquired in connection with the acquisition of ESJ.
Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense for intangible assets was $26 million (including $13 million recorded against revenues) in 2022, $22 million (including $10 million recorded against revenues) in 2021, and $11 million in 2020. We estimate amortization expense for the next five years to be $26 million per year (including $13 million per year recorded against revenues).

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
2022 Form 10-K | F-38

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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at December 31, 2022 and 2021. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,194 million and $1,217 million at December 31, 2022 and 2021, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Sempra Texas Utilities
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $13,665 million and $12,947 million at December 31, 2022 and 2021, respectively.
Sempra Infrastructure
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV,
2022 Form 10-K | F-39

including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $886 million and $514 million at December 31, 2022 and 2021, respectively. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 6.
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
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the development activities related to the construction of the liquefaction facility, which we consider to be the most significant activities of ECA LNG Phase 1 during the construction phase of its natural gas liquefaction project. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $1,099 million and $632 million of assets at December 31, 2022 and 2021, respectively, consisting primarily of PP&E, net, and Accounts Receivable – Other attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $685 million and $455 million of liabilities at December 31, 2022 and 2021, respectively, consisting primarily of long-term debt, short-term debt and accounts payable attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 7, IEnova and TotalEnergies SE have provided guarantees for 83.4% and 16.6%, respectively, of the loan facility supporting construction of the liquefaction facility.

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
▪power generation plants
SoCalGas
▪underground natural gas storage facilities and wells
2022 Form 10-K | F-40

Sempra Infrastructure
▪LNG facility
▪natural gas transportation and distribution systems
▪LPG terminal
▪refined products terminals
▪power generation plants
The changes in AROs are as follows:

CHANGES IN ASSET RETIREMENT OBLIGATIONS
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Balance as of January 1(1)	$3,538	$3,289	$3,083	$890	$876	$866	$2,582	$2,368	$2,177
Accretion expense	141	133	127	37	38	39	101	92	86
Liabilities incurred and acquired	21	20	2	6	2	—	—	—	—
Payments	(57)	(63)	(63)	(54)	(60)	(60)	(3)	(3)	(2)
Revisions(2)	69	159	140	8	34	31	63	125	107
Balance at December 31(1)	$3,712	$3,538	$3,289	$887	$890	$876	$2,743	$2,582	$2,368
(1)    Current portion of the ARO for Sempra is included in Other Current Liabilities on the Consolidated Balance Sheets.
(2)    SDG&E’s change in ARO in 2022 and 2021 includes $1 and $22, respectively, due to a revised estimate that is offset in noncurrent Regulatory Liabilities and Regulatory Assets, respectively, on the Consolidated Balance Sheets.

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
▪changes in unamortized net actuarial gain or loss and prior service cost related to pension and PBOP plans
The Consolidated Statements of Comprehensive Income (Loss) show the changes in the components of OCI, including the amounts attributable to NCI. The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to NCI.
2022 Form 10-K | F-41

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
Sempra(2):
Balance as of December 31, 2019	$(607)	$(215)	$(117)	$(939)
OCI before reclassifications(3)(4)	(102)	(163)	(26)	(291)
Amounts reclassified from AOCI(3)	645	47	38	730
Net OCI(4)	543	(116)	12	439
Balance as of December 31, 2020	(64)	(331)	(105)	(500)
OCI before reclassifications(4)	(34)	62	8	36
Amounts reclassified from AOCI(5)	19	113	14	146
Net OCI(4)(5)	(15)	175	22	182
Balance as of December 31, 2021	(79)	(156)	(83)	(318)
OCI before reclassifications	10	147	(11)	146
Amounts reclassified from AOCI(6)	10	19	8	37
Net OCI(6)	20	166	(3)	183
Balance as of December 31, 2022	$(59)	$10	$(86)	$(135)
SDG&E:
Balance as of December 31, 2019			$(16)	$(16)
OCI before reclassifications(3)			(4)	(4)
Amounts reclassified from AOCI(3)			10	10
Net OCI			6	6
Balance as of December 31, 2020			(10)	(10)
OCI before reclassifications			(1)	(1)
Amounts reclassified from AOCI			1	1
Net OCI			—	—
Balance as of December 31, 2021			(10)	(10)
OCI before reclassifications			2	2
Amounts reclassified from AOCI			1	1
Net OCI			3	3
Balance as of December 31, 2022			$(7)	$(7)
SoCalGas:
Balance as of December 31, 2019		$(13)	$(10)	$(23)
OCI before reclassifications(3)		—	(10)	(10)
Amounts reclassified from AOCI(3)		—	2	2
Net OCI		—	(8)	(8)
Balance as of December 31, 2020		(13)	(18)	(31)
OCI before reclassifications		—	(2)	(2)
Amounts reclassified from AOCI		—	2	2
Net OCI		—	—	—
Balance as of December 31, 2021		(13)	(18)	(31)
OCI before reclassifications		—	4	4
Amounts reclassified from AOCI		1	2	3
Net OCI		1	6	7
Balance as of December 31, 2022		$(12)	$(12)	$(24)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.
(2)    Includes discontinued operations in 2020.
(3)    Pension and PBOP and Total AOCI include $6 in transfers of liabilities from SDG&E to SoCalGas and $3 in transfers of liabilities from SDG&E to Sempra in 2020.
(4)    Total AOCI includes $(28) of foreign currency translation adjustments and $(16) of financial instruments associated with the IEnova exchange and cash tender offers in 2021. Total AOCI includes $(4) of foreign currency translation adjustments and $(3) of financial instruments associated with IEnova’s repurchases of NCI in 2020. We discuss these transactions below in “Other Noncontrolling Interests – Sempra Infrastructure.” These transactions do not impact the Consolidated Statements of Comprehensive Income (Loss).
(5)    Total AOCI includes $19 of foreign currency translation adjustments and $47 of financial instruments associated with the sale of NCI to KKR in 2021. We discuss this transaction below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction does not impact the Consolidated Statement of Comprehensive Income (Loss).
(6)    Total AOCI includes $9 of foreign currency translation adjustments associated with the sale of NCI to ADIA in 2022. We discuss this transaction below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction does not impact the Consolidated Statement of Comprehensive Income (Loss).
2022 Form 10-K | F-42

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)			Affected line item on Consolidated Statements of Operations
	Years ended December 31,
	2022	2021	2020
Sempra:
Foreign currency translation adjustments	$1	$—	$—	Operation and Maintenance
Foreign currency translation adjustments	—	—	645	Income from Discontinued Operations, Net of Income Tax
Total, net of income tax	$1	$—	$645

Financial instruments:
Interest rate instruments	$1	$11	$10	Interest Expense
Interest rate instruments	29	73	46	Equity Earnings(1)
Foreign exchange instruments	(1)	1	(1)	Revenues: Energy-Related Businesses
	1	—	—	Other Income (Expense), Net
Interest rate and foreign exchange instruments	(2)	1	1	Interest Expense
	(12)	6	11	Other Income (Expense), Net
Total, before income tax	16	92	67
	(6)	(24)	(19)	Income Tax Expense
Total, net of income tax	10	68	48
	9	(2)	(1)	Earnings Attributable to Noncontrolling Interests
Total, net of income tax and after NCI	$19	$66	$47

Pension and PBOP(2):
Amortization of actuarial loss	$7	$8	$8	Other Income (Expense), Net
Amortization of actuarial loss	—	—	6	Income from Discontinued Operations, Net of Income Tax
Amortization of prior service cost	4	4	4	Other Income (Expense), Net
Settlement charges	—	7	22	Other Income (Expense), Net
Total, before income tax	11	19	40
	—	—	(2)	Income from Discontinued Operations, Net of Income Tax
	(3)	(5)	(9)	Income Tax Expense
Total, net of income tax	$8	$14	$29

Total reclassifications for the period, net of income tax and after NCI	$28	$80	$721
SDG&E:
Pension and PBOP(2):
Amortization of actuarial loss	$1	$—	$1	Other Income, Net
Amortization of prior service cost	—	1	1	Other Income, Net
Total, before income tax	1	1	2
	—	—	(1)	Income Tax Expense
Total reclassifications for the period, net of income tax	$1	$1	$1
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$—	$—	Interest Expense
Pension and PBOP(2):
Amortization of actuarial loss	$2	$1	$1	Other Expense, Net
Amortization of prior service cost	1	1	1	Other Expense, Net
Total, before income tax	3	2	2
	(1)	—	—	Income Tax Expense
Total, net of income tax	$2	$2	$2

Total reclassifications for the period, net of income tax	$3	$2	$2
(1)    Equity earnings at our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Net Periodic Benefit Cost” in Note 9).
2022 Form 10-K | F-43

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

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity held by noncontrolling interests
	December 31,		December 31,
	2022	2021	2022	2021
Sempra Infrastructure:
SI Partners	30.0%	20.0%	$2,060	$1,384
SI Partners subsidiaries(1)	0.1 - 16.6	0.1 - 16.6	61	34
Total Sempra			$2,121	$1,418
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
2022 Form 10-K | F-44

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
At the closing of the sales of NCI in SI Partners to KKR and ADIA, SI Partners indirectly owned 99.9% of the outstanding shares of IEnova. To the extent we acquire additional shares of IEnova after each respective closing, such additional shares will be acquired by SI Partners, and KKR and ADIA will provide 20% and 10%, respectively, of the funding.
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
SI Partners Subsidiaries. In May 2021, we acquired 381,015,194 publicly owned shares of IEnova in exchange for 12,306,777 newly issued shares of our common stock upon completion of our exchange offer launched in the U.S. and Mexico, which increased our ownership interest in IEnova from 70.2% to 96.4%. Upon completing the exchange offer, Sempra’s common stock became listed on the Mexican Stock Exchange under the trading symbol SRE.MX. We acquired the IEnova shares at an exchange ratio of 0.0323 shares of our common stock for each one IEnova share. In connection with the exchange offer, we recorded a $1.4 billion decrease in equity held by NCI and an increase in Sempra’s shareholders’ equity of $1.4 billion, net of $12 million in transactions costs.
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
2022 Form 10-K | F-45

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
Following the exchange offer and the cash tender offer, IEnova’s shares were delisted from the Mexican Stock Exchange effective October 15, 2021. In connection with the delisting, we are maintaining a trust for the purpose of purchasing the 1,212,981 IEnova shares that remained publicly owned as of the completion of the cash tender offer for 78.97 Mexican pesos per share, the same price per share that was offered in our cash tender offer. The trust was to be in place through the earlier of April 14, 2022 or the date on which we acquired all the remaining publicly owned IEnova shares. On April 13, 2022, the term of the trust was amended so that it will remain in place until we terminate it, subject to any maximum term under applicable Mexican law. As of February 21, 2023, an aggregate of 890,170 of the remaining publicly owned IEnova shares had been acquired by such trust.
In 2020, IEnova repurchased 77,122,780 shares of its outstanding common stock held by NCI for approximately $231 million, resulting in an increase in Sempra’s ownership interest in IEnova from 66.6% to 70.2%.
In 2020, Sempra Infrastructure purchased additional shares in ICM Ventures Holdings B.V. for $9 million, increasing its ownership interest from 53.7% to 82.5%. ICM Ventures Holdings B.V. owns certain permits and land where Sempra Infrastructure is developing a terminal in the vicinity of Manzanillo for the receipt, storage and delivery of refined products. In July 2021, Sempra Infrastructure acquired the remaining 17.5% interest held by NCI in ICM Ventures Holdings B.V. for $7 million.
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
2022 Form 10-K | F-46

Cash flows of these consolidated foreign subsidiaries are translated into U.S. dollars using average exchange rates for the period. We report the effect of exchange rate changes on cash balances held in foreign currencies in Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash on Sempra’s Consolidated Statements of Cash Flows.
Foreign currency transaction losses in a currency other than Sempra Infrastructure’s functional currency were $24 million, $18 million and $25 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in Other Income (Expense), Net, on Sempra’s Consolidated Statements of Operations. Foreign currency transaction gains (losses) in a currency other than the functional currencies of our operations in South America are included in discontinued operations.
2022 Form 10-K | F-47

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	December 31,
	2022	2021
Sempra:
Tax sharing arrangement with Oncor Holdings	$41	$18
Various affiliates	13	5
Total due from unconsolidated affiliates – current	$54	$23

Sempra Infrastructure – IMG – Note due March 15, 2022, net of allowance for credit losses of $1 at December 31, 2021(1)	$—	$637
Total due from unconsolidated affiliates – noncurrent	$—	$637

Sempra Infrastructure(2):
TAG Pipelines Norte, S. de R.L. de C.V.:
5.5% Note due January 9, 2024	$(40)	$(69)
5.5% Note due January 14, 2025	(23)	(21)
5.5% Note due July 16, 2025	(21)	(20)
5.5% Note due January 14, 2026	(19)	—
5.5% Note due July 14, 2026	(11)	—
TAG – 5.74% Note due December 17, 2029	(187)	(177)
Total due to unconsolidated affiliates – noncurrent	$(301)	$(287)
SDG&E:
Sempra	$(49)	$(40)
SoCalGas	(72)	(48)
Various affiliates	(14)	(9)
Total due to unconsolidated affiliates – current	$(135)	$(97)

Income taxes due from Sempra(3)	$10	$19
SoCalGas:
SDG&E	$72	$48
Various affiliates	5	1
Total due from unconsolidated affiliates – current	$77	$49

Sempra	$(36)	$(36)
Total due to unconsolidated affiliates – current	$(36)	$(36)

Income taxes due (to) from Sempra(3)	$(16)	$6
(1)    At December 31, 2021, represents a Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $691 U.S. dollar-equivalent at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (8.06% at December 31, 2021). At December 31, 2021, $2 of accrued interest receivable is included in Due from Unconsolidated Affiliates – Current. In March 2022, Sempra Infrastructure amended and restated the revolving line of credit to a U.S. dollar-denominated note in the amount of $625 at a variable interest rate based on the adjusted 1-month SOFR plus 180 bps and extended the maturity date to March 15, 2023. In July 2022, this note receivable was paid in full.
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
2022 Form 10-K | F-48

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sempra:
Revenues	$41	$31	$37
Cost of sales	—	11	45
Interest income	16	50	56
Interest expense	15	15	14
SDG&E:
Revenues	$16	$11	$6
Cost of sales	92	103	79
SoCalGas:
Revenues	$100	$98	$88
Cost of sales(1)	(9)	1	—
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
SoCalGas provides natural gas transportation and storage services to SDG&E and charges SDG&E for such services monthly. SoCalGas records revenues and SDG&E records a corresponding amount to cost of sales.
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
SDG&E has a 20-year contract for up to 155 MW of renewable power supplied from the ESJ wind power generation facility. Prior to March 2021, ESJ was a 50% owned and unconsolidated JV of Sempra Infrastructure. In March 2021, Sempra Infrastructure completed the acquisition of the remaining 50% interest in ESJ and ESJ became a consolidated subsidiary of Sempra. A second 20-year contract between SDG&E and ESJ for up to 108 MW of renewable power supplied from the same facility commenced in January 2022.
Sempra Infrastructure
Sempra Infrastructure provides maintenance and administrative services to TAG Pipelines Norte, S. de. R.L. de C.V. Additionally, Sempra Infrastructure subleases office space for personnel to TAG Pipelines Norte, S. de. R.L. de C.V. and TAG.
Sempra Infrastructure has agreements with Cameron LNG JV to provide certain business services and project development services related to the Cameron LNG Phase 2 project. Sempra Infrastructure had an agreement to provide transportation services to Cameron LNG JV for capacity on the Cameron Interstate Pipeline through August 2020, when Cameron LNG JV achieved commercial operations of Train 3 of its Phase 1 project.
Sempra provided guarantees related to Cameron LNG JV’s construction-period debt that were terminated in March 2021, as well as guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement that remain outstanding. We discuss these guarantees in Note 6.

RESTRICTED NET ASSETS
Sempra
As we discuss below, SDG&E, SoCalGas and certain other Sempra subsidiaries have restrictions on the amount of funds that can be transferred to Sempra by dividend, advance or loan as a result of conditions imposed by various regulators. Additionally,
2022 Form 10-K | F-49

certain other Sempra subsidiaries are subject to various financial and other covenants and other restrictions contained in debt and credit agreements (described in Note 7) and in other agreements that limit the amount of funds that can be transferred to Sempra. At December 31, 2022, Sempra was in compliance with all covenants related to its debt agreements.
At December 31, 2022, the amount of restricted net assets of consolidated entities of Sempra, including SDG&E and SoCalGas discussed below, that may not be distributed to Sempra in the form of a loan or dividend is $15.3 billion. Additionally, the amount of restricted net assets of our unconsolidated entities is $14.0 billion. Although the restrictions cap the amount of funding that the various operating subsidiaries can provide to Sempra, we do not believe these restrictions will have a significant impact on our ability to access cash to pay dividends and fund operating needs.
As we discuss in Note 6, $2.0 billion of Sempra’s retained earnings represents undistributed earnings of equity method investments at December 31, 2022.
Sempra California
The CPUC’s regulation of SDG&E’s and SoCalGas’ capital structures limits the amounts available for dividends and loans to Sempra. At December 31, 2022, Sempra could have received combined loans and dividends of approximately $504 million from SDG&E and approximately $347 million from SoCalGas.
The payment and amount of future dividends by SDG&E and SoCalGas are at the discretion of their respective boards of directors. The following restrictions limit the amount of retained earnings that may be paid as common stock dividends or loaned to Sempra from either utility:
▪The CPUC requires that SDG&E’s and SoCalGas’ common equity ratios be no lower than one percentage point below the CPUC-authorized percentage of each entity’s authorized capital structure. The authorized percentage at December 31, 2022 is 52% at both SDG&E and SoCalGas.
▪SDG&E and SoCalGas each have a revolving credit line that requires it to maintain a ratio of consolidated indebtedness to consolidated capitalization (as defined in the agreements) of no more than 65%, as we discuss in Note 7.
Based on these restrictions, at December 31, 2022, SDG&E’s restricted net assets were $8.6 billion and SoCalGas’ restricted net assets were $6.4 billion, which could not be transferred to Sempra.
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
▪Oncor must remain in compliance with its debt-to-equity ratio established by the PUCT for ratemaking purposes and may not pay dividends or other distributions (except for contractual tax payments) if that payment would cause it to exceed its PUCT authorized debt-to-equity ratio. Oncor’s authorized regulatory capital structure is 57.5% debt to 42.5% equity at December 31, 2022.
▪If the credit rating on Oncor’s senior secured debt by any of the Rating Agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. At December 31, 2022, all of Oncor’s senior secured ratings were above BBB.
▪Oncor’s revolving credit line and certain of its other debt agreements require it to maintain a consolidated senior debt-to-capitalization ratio of no more than 65% and observe certain affirmative covenants. At December 31, 2022, Oncor was in compliance with these covenants.
Based on these restrictions, at December 31, 2022, Oncor’s restricted net assets were $13.5 billion, which could not be transferred to its owners.
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
2022 Form 10-K | F-50

▪Sharyland Utilities has a revolving credit line and a term loan credit agreement that require it to maintain a consolidated debt-to-capitalization ratio of no more than 70% and observe certain customary reporting requirements and other affirmative covenants. At December 31, 2022, Sharyland Utilities was in compliance with these and all other covenants.
Based on these restrictions, at December 31, 2022, Sharyland Utilities’ restricted net assets were $105 million, which could not be transferred to its owners.
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
Pursuant to the transfer restriction agreement under the debt agreements, Sempra must retain at least 10% of the indirect fully diluted economic and beneficial ownership interest in Cameron LNG JV. In addition, at all times, a Sempra controlled (but not necessarily wholly owned) subsidiary must directly own 50.2% of the membership interests of Cameron LNG JV.
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
Under these restrictions, net assets of Cameron LNG JV of approximately $396 million are restricted at December 31, 2022.
▪Mexico requires domestic corporations to maintain minimum legal reserves as a percentage of capital stock, resulting in restricted net assets of $239 million at Sempra Infrastructure’s consolidated Mexican subsidiaries at December 31, 2022.
▪IEnova has restrictions under trust and debt agreements related to pipeline projects to pay for rights-of-way, license fees, permits, topographic surveys and other costs. Under these restrictions, net assets totaling $2 million are restricted at December 31, 2022.
▪TAG, a 50% owned and unconsolidated JV of Sempra Infrastructure, has a long-term debt agreement that requires it to maintain a reserve account to pay the projects’ debt. Under these restrictions, net assets totaling $64 million are restricted at December 31, 2022.
▪As we discuss in Note 16, Sempra Infrastructure drew against and fully exhausted Gazprom’s letters of credit in April 2022 due to Gazprom’s non-renewal of such letters of credit as required under its LNG storage and regasification agreement. As a result, Sempra Infrastructure has restricted cash for funds drawn from the letters of credit. Under these restrictions, net assets totaling $89 million are restricted at December 31, 2022.
Based on these restrictions, at December 31, 2022, Sempra Infrastructure’s restricted net assets of its consolidated and unconsolidated entities were $330 million and $460 million, respectively, which could not be transferred to its owners.

OTHER INCOME (EXPENSE), NET
Other Income (Expense), Net on the Consolidated Statements of Operations consists of the following:
2022 Form 10-K | F-51

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sempra:
Allowance for equity funds used during construction	$143	$133	$128
Investment (losses) gains, net(1)	(42)	50	41
Gains (losses) on interest rate and foreign exchange instruments, net	11	(28)	(67)
Foreign currency transaction losses, net(2)	(24)	(18)	(25)
Non-service component of net periodic benefit cost	(59)	(67)	(102)
Interest on regulatory balancing accounts, net	26	6	14
Sundry, net	(31)	(18)	(37)
Total	$24	$58	$(48)
SDG&E:
Allowance for equity funds used during construction	$88	$81	$79
Non-service component of net periodic benefit cost	(11)	(13)	(20)
Interest on regulatory balancing accounts, net	18	6	9
Sundry, net	(3)	(10)	(16)
Total	$92	$64	$52
SoCalGas:
Allowance for equity funds used during construction	$55	$48	$41
Non-service component of net periodic benefit cost	(42)	(40)	(54)
Interest on regulatory balancing accounts, net	8	—	5
Sundry, net	(29)	(22)	(20)
Total	$(8)	$(14)	$(28)
(1)    Represents net investment (losses) gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Consolidated Statements of Operations.
(2)    Includes losses of $11, $23 and $42 in 2022, 2021 and 2020, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to IMG, which are offset by corresponding amounts included in Equity Earnings on the Consolidated Statements of Operations.

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
ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU 2022-06, “Deferral of the Sunset Date of Topic 848”: ASU 2022-06 extends the time when entities can utilize the reference rate reform relief provided by ASU 2020-04 from December 31, 2022 to December 31, 2024. Under ASU 2020-04, we elected to apply certain optional expedients for contract modifications to financial instruments that were impacted by the discontinuance of LIBOR. We will continue to apply various optional expedients for contract modifications for our financial instruments affected by the reference rate reform through December 31, 2024 as extended by ASU 2022-06. The application of these practical expedients does not impact our financial statements.
2022 Form 10-K | F-52

NOTE 3. REVENUES
The following table disaggregates our revenues from contracts with customers by major service line and market and provides a reconciliation to total revenues by segment. The majority of our revenue is recognized over time.

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Year ended December 31, 2022
By major service line:
Utilities	$5,586	$6,459	$89	$(116)	$12,018
Energy-related businesses	—	—	1,760	(56)	1,704
Revenues from contracts with customers	$5,586	$6,459	$1,849	$(172)	$13,722
By market:
Gas	$899	$6,459	$1,270	$(103)	$8,525
Electric	4,687	—	579	(69)	5,197
Revenues from contracts with customers	$5,586	$6,459	$1,849	$(172)	$13,722

Revenues from contracts with customers	$5,586	$6,459	$1,849	$(172)	$13,722
Utilities regulatory revenues	252	381	—	—	633
Other revenues	—	—	70	14	84
Total revenues	$5,838	$6,840	$1,919	$(158)	$14,439

	Year ended December 31, 2021
By major service line:
Utilities	$5,144	$5,424	$81	$(109)	$10,540
Energy-related businesses	—	—	1,165	(29)	1,136
Revenues from contracts with customers	$5,144	$5,424	$1,246	$(138)	$11,676
By market:
Gas	$790	$5,424	$856	$(101)	$6,969
Electric	4,354	—	390	(37)	4,707
Revenues from contracts with customers	$5,144	$5,424	$1,246	$(138)	$11,676

Revenues from contracts with customers	$5,144	$5,424	$1,246	$(138)	$11,676
Utilities regulatory revenues	360	91	—	—	451
Other revenues	—	—	751	(21)	730
Total revenues	$5,504	$5,515	$1,997	$(159)	$12,857

	Year ended December 31, 2020
By major service line:
Utilities	$4,920	$4,571	$58	$(94)	$9,455
Energy-related businesses	—	—	854	1	855
Revenues from contracts with customers	$4,920	$4,571	$912	$(93)	$10,310
By market:
Gas	$692	$4,571	$623	$(90)	$5,796
Electric	4,228	—	289	(3)	4,514
Revenues from contracts with customers	$4,920	$4,571	$912	$(93)	$10,310

Revenues from contracts with customers	$4,920	$4,571	$912	$(93)	$10,310
Utilities regulatory revenues	393	177	—	—	570
Other revenues	—	—	488	2	490
Total revenues	$5,313	$4,748	$1,400	$(91)	$11,370
2022 Form 10-K | F-53

REVENUES FROM CONTRACTS WITH CUSTOMERS
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
We generally recognize revenues when performance of the promised commodity service is provided to customers and invoices are issued for an amount that reflects the consideration we are entitled to in exchange for those services. We consider the delivery and transmission of natural gas and electricity and providing of natural gas storage services as ongoing and integrated services. Generally, natural gas or electricity services are received and consumed by the customer simultaneously. Performance obligations related to these services are satisfied over time and represent a series of distinct services that are substantially the same and that have the same pattern of transfer to the customers. We recognize revenue based on units delivered, as the satisfaction of respective performance obligations can be directly measured by the amount of natural gas or electricity delivered to the customer. In most cases, the right to consideration from the customer directly corresponds to the value transferred to the customer and we recognize revenue in the amount that we have the right to invoice.
The payment terms in customer contracts vary. Typically, we have an unconditional right to customer payments, which are due after the performance obligation to the customer is satisfied. The term between invoicing and when payment is due is typically between 10 and 90 days.
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
Utilities revenues are derived from and recognized upon the delivery of natural gas or electricity services to customers. Amounts that we bill customers are based on tariffs set by regulators within the respective state or country. For SDG&E and SoCalGas, which follow the provisions of U.S. GAAP governing rate-regulated operations as we discuss in Note 1, amounts that we bill to customers also include adjustments for previously recognized regulatory revenues.
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
SDG&E and SoCalGas recognize revenues from the sale of allocated California GHG emission allowances at quarterly auctions administered by CARB. GHG allowances are delivered to CARB in advance of the quarterly auctions, and SDG&E and SoCalGas have the right to payment when the GHG allowances are sold at auction. GHG revenue is recognized on a point in time basis within the quarter the auction is held. SDG&E and SoCalGas balance costs and revenues associated with the GHG program through regulatory balancing accounts.
2022 Form 10-K | F-54

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
We generate pipeline transportation revenues from firm agreements, under which customers pay a fee for reserving transportation capacity. Revenue is recognized when the volumes are delivered to the customers’ agreed upon delivery point. We recognize revenues for our stand-ready obligation to provide capacity and transportation services throughout the contractual delivery period, as the benefits are received and consumed simultaneously as customers utilize pipeline capacity for the transport and receipt of natural gas and LPG. Invoiced amounts are based on a variable usage fee and a fixed capacity charge, adjusted for the Consumer Price Index, the effects of any foreign currency impacts and the actual quantity of commodity transported.
Sempra Infrastructure develops, invests in and operates solar and wind facilities that have long-term PPAs to sell the electricity and the related green energy attributes they generate to customers, generally load serving entities, industrial and other customers. Load serving entities will sell electric service to their end-users and wholesale customers immediately upon receipt of our power delivery, and industrial and other customers immediately consume the electricity to run their facilities, and thus, we recognize the revenue under the PPAs as the electricity is generated and delivered. We invoice customers based on the volume of energy delivered at rates pursuant to the PPAs.
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
For contracts greater than one year, at December 31, 2022, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations at December 31, 2022.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2023	$396	$4
2024	361	4
2025	359	4
2026	358	4
2027	355	4
Thereafter	4,134	60
Total revenues to be recognized	$5,963	$80
(1)    Excludes intercompany transactions.
Contract Liabilities from Revenues from Contracts with Customers
From time to time, we receive payments in advance of satisfying the performance obligations associated with customer contracts. We defer such revenues as contract liabilities and recognize them in earnings as the performance obligations are satisfied.
2022 Form 10-K | F-55

Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in 2022, 2021 or 2020. As we discuss in Note 16, Sempra Infrastructure drew against and fully exhausted Gazprom’s letters of credit in April 2022 due to Gazprom’s non-renewal of such letters of credit as required under its LNG storage and regasification agreement. Sempra Infrastructure recorded a contract liability for the funds drawn from the letters of credit as payments received in advance. Gazprom did not pay its invoices from March 2022 through July 2022, so funds drawn from the letters of credit were used to fully offset such nonpayment, which have been reflected as revenue from performance obligations satisfied during the reporting period.

CONTRACT LIABILITIES
(Dollars in millions)
	2022	2021	2020
Sempra:
Contract liabilities at January 1	$(278)	$(207)	$(163)
Revenue from performance obligations satisfied during reporting period	131	52	4
Payments received in advance	(105)	(123)	(48)
Contract liabilities at December 31(1)	$(252)	$(278)	$(207)
SDG&E:
Contract liabilities at January 1	$(83)	$(87)	$(91)
Revenue from performance obligations satisfied during reporting period	4	4	4
Contract liabilities at December 31(2)	$(79)	$(83)	$(87)
(1)     Balances at December 31, 2022, 2021 and 2020 include $45, $116 and $52, respectively, in Other Current Liabilities and $207, $162 and $155, respectively, in Deferred Credits and Other.
(2)     Balances at December 31, 2022, 2021 and 2020 include $4 in Other Current Liabilities and $75, $79 and $83, respectively, in Deferred Credits and Other.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	December 31,
	2022	2021
Sempra:
Accounts receivable – trade, net(1)	$2,291	$1,886
Accounts receivable – other, net	25	19
Due from unconsolidated affiliates – current(2)	9	2
Other long-term assets(3)	9	70
Total	$2,334	$1,977
SDG&E:
Accounts receivable – trade, net(1)	$799	$715
Accounts receivable – other, net	12	9
Due from unconsolidated affiliates – current(2)	2	2
Other long-term assets(3)	6	25
Total	$819	$751
SoCalGas:
Accounts receivable – trade, net	$1,295	$1,084
Accounts receivable – other, net	13	10
Other long-term assets(3)	3	45
Total	$1,311	$1,139
(1)     At December 31, 2022 and 2021, includes $72 and $24, respectively, of receivables due from customers that were billed on behalf of CCAs, which are not included in revenues.
(2)     Amount is presented net of amounts due to unconsolidated affiliates on the Consolidated Balance Sheets, when right of offset exists.
(3)     In connection with the COVID-19 pandemic and at the direction of the CPUC, SDG&E and SoCalGas enrolled residential and small business customers with past-due balances in long-term repayment plans.

2022 Form 10-K | F-56

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
Decoupled Revenues. As we discuss above, the regulatory framework requires SDG&E and SoCalGas to recover authorized revenue based on estimated annual demand forecasts approved in regular proceedings before the CPUC. However, actual demand for natural gas and electricity will generally vary from CPUC-approved forecasted demand due to the impacts from weather volatility, energy efficiency programs, rooftop solar and other factors affecting consumption. The CPUC regulatory framework provides for SDG&E and SoCalGas to use a “decoupling” mechanism, which allows SDG&E and SoCalGas to record revenue shortfalls or excess revenues resulting from any difference between actual and forecasted demand to be recovered or refunded in authorized revenue in a subsequent period based on the nature of the account.
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
Other Cost-Based Regulatory Recovery
The CPUC, and the FERC as it relates to SDG&E, authorize SDG&E and SoCalGas to collect revenue requirements for operating costs and capital related costs (depreciation, taxes and return on rate base) from customers, including:
▪costs to purchase natural gas and electricity;
▪costs associated with administering public purpose, demand response, and customer energy efficiency programs;
▪other programmatic activities, such as gas distribution, gas transmission, gas storage integrity management and wildfire mitigation; and
▪costs associated with third party liability insurance premiums.
Authorized costs are recovered as the commodity service is delivered. To the extent authorized amounts collected vary from actual costs, the differences are generally recovered or refunded in a subsequent period based on the nature of the balancing account mechanism. In general, the revenue recognition criteria for balanced costs billed to customers are met at the time the costs are incurred. Because these costs are substantially recovered in rates through a balancing account mechanism, changes in these costs are reflected as changes in revenues. The CPUC and the FERC may impose various review procedures before authorizing recovery or refund of amounts accumulated for authorized programs, including limitations on the program’s total cost, revenue requirement limits or reviews of costs for reasonableness. These procedures could result in disallowances of recovery from ratepayers.
We discuss balancing accounts and their effects further in Note 4.
Other Revenues
Sempra Infrastructure generates lease revenues from certain of its natural gas and ethane pipelines, compressor stations, LPG storage facilities, a rail facility and refined products terminals. We discuss the recognition of lease income in Note 16.
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
2022 Form 10-K | F-57

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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	December 31,
	2022	2021
SDG&E:
Fixed-price contracts and other derivatives	$(110)	$(50)
Deferred income taxes recoverable in rates	296	125
Pension and PBOP plan obligations	11	(7)
Removal obligations	(2,248)	(2,251)
Environmental costs	107	62
Sunrise Powerlink fire mitigation	123	122
Regulatory balancing accounts(1)(2)
Commodity – electric	220	77
Gas transportation	60	49
Safety and reliability	107	67
Public purpose programs	(69)	(107)
Wildfire mitigation plan	375	178
Liability insurance premium	99	110
Other balancing accounts	(50)	207
Other regulatory assets, net(2)	137	119
Total SDG&E	(942)	(1,299)
SoCalGas:
Deferred income taxes recoverable in rates	161	44
Pension and PBOP plan obligations	(170)	51
Employee benefit costs	24	31
Removal obligations	(616)	(627)
Environmental costs	38	34
Regulatory balancing accounts(1)(2)
Commodity – gas, including transportation	(257)	(146)
Safety and reliability	575	339
Public purpose programs	(158)	(183)
Liability insurance premium	23	16
Other balancing accounts	115	42
Other regulatory assets, net(2)	223	142
Total SoCalGas	(42)	(257)
Sempra Infrastructure:
Deferred income taxes recoverable in rates	78	77
Total Sempra	$(906)	$(1,479)
(1)    At December 31, 2022 and 2021, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $562 and $358, respectively, and for SoCalGas was $692 and $410, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.
2022 Form 10-K | F-58

Regulatory Assets Not Earning a Return
▪Regulatory assets arising from fixed-price contracts and other derivatives are offset by corresponding liabilities arising from purchased power and natural gas commodity and transportation contracts. The regulatory asset is increased/decreased based on changes in the fair market value of the contracts. It is also reduced as payments are made for commodities and services under these contracts. The related amounts are recovered in rates once these contracts are settled, generally within three years.
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
▪Regulatory assets/liabilities related to pension and PBOP plan obligations are offset by corresponding liabilities/assets. The assets are recovered in rates as the plans are funded.
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
▪The regulatory asset related to Sunrise Powerlink fire mitigation is offset by a corresponding liability for the funding of a trust to cover the mitigation costs. SDG&E expects to recover the regulatory asset in rates as the trust is funded over a remaining 47-year period.
Regulatory Assets Earning a Return
▪Over- and undercollected regulatory balancing accounts and other regulatory assets, net, reflect the difference between customer billings and recorded or CPUC-authorized amounts. Depreciation, taxes and return on rate base may also be included in certain accounts. Amounts in the balancing accounts are recoverable (receivable) or refundable (payable) in future rates, subject to CPUC approval. SDG&E and SoCalGas periodically make requests to the CPUC to true up their revenue requirement for amounts accumulated in the regulatory balancing accounts and in other regulatory assets, net. The CPUC may impose various review procedures before authorizing recovery or refund of amounts accumulated for authorized programs, including limitations on the program’s total cost, revenue requirement limits or reviews of costs for reasonableness. These procedures could result in delays or disallowances of recovery from ratepayers.
Amortization expense on certain regulatory assets for the years ended December 31, 2022, 2021 and 2020 was $11 million, $10 million and $9 million, respectively, at Sempra, $5 million, $5 million and $4 million, respectively, at SDG&E, and $6 million, $5 million and $5 million, respectively, at SoCalGas.
SEMPRA CALIFORNIA
COVID-19 Pandemic Protections
In connection with the COVID-19 pandemic and at the direction of the CPUC, SDG&E and SoCalGas implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for all customers (except for SoCalGas’ noncore customers), waiving late payment fees, and offering flexible payment plans. At the CPUC’s direction, SDG&E and SoCalGas enrolled residential and small business customers with past-due balances in long-term repayment plans.
In 2021, SDG&E and SoCalGas applied, on behalf of their customers, for financial assistance from the California Department of Community Services and Development under the 2021 California Arrearage Payment Program, which provided funds of $63 million and $79 million for SDG&E and SoCalGas, respectively. In the first quarter of 2022, SDG&E and SoCalGas received and applied the amounts directly to eligible customer accounts to reduce past due balances. In June 2022, AB 205 was approved establishing, among other things, the 2022 California Arrearage Payment Program. In December 2022, SDG&E and SoCalGas received funding of $51 million and $59 million, respectively, related to this program and, in January 2023, applied the amounts directly to eligible customer accounts to reduce past due balances.
SDG&E and SoCalGas have been authorized to track and request recovery of incremental costs associated with complying with customer protection measures implemented by the CPUC related to the COVID-19 pandemic, including costs associated with suspending service disconnections and uncollectible expenses that arise from customers’ failure to pay. SDG&E and SoCalGas expect to pursue recovery of small and medium-large commercial and industrial customers’ tracked costs in rates in future CPUC
2022 Form 10-K | F-59

proceedings, which recovery is not assured. SDG&E and SoCalGas have each established a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills, including as a result of the relief from outstanding utility bill amounts provided under the Arrearage Management Payment Plan.
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
CPUC Cost of Capital
A CPUC cost of capital proceeding determines a utility’s authorized capital structure and authorized return on rate base. The CCM applies in the interim years between required cost of capital applications and considers changes in the cost of capital based on changes in interest rates based on the applicable utility bond index published by Moody’s (the CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered in each measurement period, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.000% at the end of the measurement period. The CCM, if triggered, would automatically update the authorized cost of debt based on actual costs and update the authorized ROE upward or downward by one-half of the difference between the CCM benchmark rate and the applicable Moody’s utility bond index. Alternatively, each of SDG&E and SoCalGas are permitted to file a cost of capital application in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole to have its cost of capital determined in lieu of the CCM.
In December 2019, the CPUC approved the following cost of capital for SDG&E and SoCalGas that became effective on January 1, 2020 and remained in effect through December 31, 2022, subject to the CCM.

CPUC AUTHORIZED COST OF CAPITAL FOR 2020 – 2022

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
45.25%	4.59%	2.08%	Long-Term Debt	45.60%	4.23%	1.93%
2.75	6.22	0.17	Preferred Equity	2.40	6.00	0.14
52.00	10.20	5.30	Common Equity	52.00	10.05	5.23
100.00%		7.55%		100.00%		7.30%
For the measurement period that ended September 30, 2021, SDG&E’s CCM benchmark rate was 4.498% based on Moody’s Baa- utility bond index and SoCalGas’ CCM benchmark rate was 4.029% based on Moody’s A- utility bond index. For this
2022 Form 10-K | F-60

measurement period, the CCM would have triggered for SDG&E if the CPUC determined that the CCM should be implemented because the average Moody’s Baa- utility bond index between October 1, 2020 and September 30, 2021 was 1.17% below SDG&E’s CCM benchmark rate of 4.498%. In August 2021, SDG&E filed an application with the CPUC to update its cost of capital for 2022 due to the ongoing effects of the COVID-19 pandemic rather than have the CCM apply. In November 2022, the CPUC issued a final decision that found there was an extraordinary event, the CCM will be suspended for 2022 and SDG&E’s current authorized cost of capital for 2022 will be preserved.
In December 2022, the CPUC approved the following cost of capital for SDG&E and SoCalGas that became effective on January 1, 2023 and will remain in effect through December 31, 2025, subject to the CCM. The CPUC will open a second phase of this cost of capital proceeding to evaluate the CCM. For the measurement period that ends on September 30, 2023, SDG&E’s CCM benchmark rate is 4.367% based on Moody’s Baa- utility bond index and SoCalGas’ CCM benchmark rate is 4.074% based on Moody’s A- utility bond index. SDG&E did not propose a 2023 cost of preferred equity in this proceeding. In January 2023, SDG&E filed an advice letter to continue the cost of preferred equity for test year 2023 at 6.22%, which the CPUC approved in February 2023.

CPUC AUTHORIZED COST OF CAPITAL FOR 2023 – 2025

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base(1)		Authorized weighting	Return on rate base	Weighted return on rate base
45.25%	4.05%	1.83%	Long-Term Debt	45.60%	4.07%	1.86%
2.75	6.22	0.17	Preferred Equity	2.40	6.00	0.14
52.00	9.95	5.17	Common Equity	52.00	9.80	5.10
100.00%		7.18%		100.00%		7.10%
(1)    Total weighted return on rate base does not sum due to rounding differences.
SDG&E
FERC Rate Matters
SDG&E files separately with the FERC for its authorized ROE on FERC-regulated electric transmission operations and assets. SDG&E’s currently effective TO5 settlement provides for a ROE of 10.60%, consisting of a base ROE of 10.10% plus an additional 50 bps for participation in the California ISO (the California ISO adder). If the FERC issues an order ruling that California IOUs are no longer eligible for the California ISO adder, SDG&E would refund the California ISO adder as of the refund effective date (June 1, 2019) if such a refund is determined to be required by the terms of the TO5 settlement. The TO5 term is effective June 1, 2019 and shall remain in effect until terminated by a notice provided at least six months before the end of the calendar year. Following such notice, SDG&E would file an updated rate request with an effective date of January 1 of the following year.
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
2022 Form 10-K | F-61

NOTE 5. ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS
ACQUISITION
Sempra Infrastructure
ESJ
In March 2021, Sempra Infrastructure completed the acquisition of Saavi Energía S. de R.L. de C.V.’s 50% equity interest in ESJ for a purchase price of $65 million (net of $14 million of acquired cash and cash equivalents) plus the assumption of $277 million in debt (including $94 million owed from ESJ to Sempra Infrastructure that eliminates upon consolidation). Sempra Infrastructure previously accounted for its 50% interest in ESJ as an equity method investment. This acquisition increased Sempra Infrastructure’s ownership interest in ESJ from 50% to 100%. We accounted for this asset acquisition using a cost accumulation model whereby the cost of the acquisition and carrying value of our previously held interest in ESJ ($34 million) were allocated to assets acquired ($458 million) and liabilities assumed ($345 million) based on their relative fair values. ESJ owns a fully operating wind power generation facility with a nameplate capacity of 155 MW that is fully contracted by SDG&E under a long-term PPA. Sempra Infrastructure recorded a $190 million intangible asset for the relative fair value of the PPA that will be amortized over a period of 14 years against revenues. On January 15, 2022, ESJ completed construction and began commercial operation of a second wind power generation facility with a nameplate capacity of 108 MW that is also fully contracted by SDG&E under a long-term PPA.
DIVESTITURE
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
In the year ended December 31, 2020, the pretax gains from the sales of our South American businesses are included in Gain on Sale of Discontinued Operations in the table below and the after-tax gains are included in Income from Discontinued Operations, Net of Income Tax, on Sempra’s Consolidated Statement of Operations.
2022 Form 10-K | F-62

Summarized results from discontinued operations were as follows:

DISCONTINUED OPERATIONS
(Dollars in millions)
Year ended
December 31, 2020(1)
Revenues	$570
Cost of sales	(364)
Gain on sale of discontinued operations	2,899
Operating expenses	(66)
Interest and other	(3)
Income before income taxes and equity earnings	3,036
Income tax expense	(1,186)
Equity earnings	—
Income from discontinued operations, net of income tax	1,850
Earnings attributable to noncontrolling interests	(10)
Earnings from discontinued operations attributable to common shares	$1,840
(1)    Results include activity until deconsolidation of our Peruvian businesses on April 24, 2020 and Chilean businesses on June 24, 2020 and post-closing adjustments related to the sales of these businesses.

As a result of the sales of our South American businesses, in 2020, we reclassified $645 million of cumulative foreign currency translation losses from AOCI to Gain on Sale of Discontinued Operations, which is included in Income from Discontinued Operations, Net of Income Tax, on Sempra’s Consolidated Statement of Operations.

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
2022 Form 10-K | F-63

We provide the carrying values of our investments and earnings (losses) on these investments in the following tables.

EQUITY METHOD AND OTHER INVESTMENT BALANCES(1)
(Dollars in millions)
	Percent ownership
	December 31,		December 31,
	2022	2021	2022	2021
Sempra Texas Utilities:
Oncor Holdings(2)	100%	100%	$13,665	$12,947
Sempra Texas Utilities:
Sharyland Holdings(3)	50%	50%	$107	$100
Sempra Infrastructure:
Cameron LNG JV(4)	50.2	50.2	886	514
IMG(5)	40	40	591	523
TAG(6)	50	50	428	388
Total other investments			$2,012	$1,525
(1)    All amounts are before NCI, where applicable.
(2)    The carrying value of our equity method investment is $2,856 and $2,844 higher than the underlying equity in the net assets of the investee at December 31, 2022 and 2021, respectively, due to $2,868 of equity method goodwill and $69 in basis differences in AOCI, offset by $81 and $93 at December 31, 2022 and 2021, respectively, due to a tax sharing liability to TTI under a tax sharing agreement.
(3)    The carrying value of our equity method investment is $41 higher than the underlying equity in the net assets of the investee due to equity method goodwill.
(4)    The carrying value of our equity method investment is $270 and $276 higher than the underlying equity in the net assets of the investee at December 31, 2022 and 2021, respectively, primarily due to guarantees, which we discuss below, interest capitalized on the investment prior to the JV commencing its planned principal operations in August 2019 and amortization of guarantee fees and capitalized interest thereafter.
(5)    The carrying value of our equity method investment is $5 higher than the underlying equity in the net assets of the investee due to guarantees.
(6)    The carrying value of our equity method investment is $130 higher than the underlying equity in the net assets of the investee due to equity method goodwill.

EARNINGS (LOSSES) FROM EQUITY METHOD INVESTMENTS(1)
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
EARNINGS (LOSSES) RECORDED BEFORE INCOME TAX(2):
Sempra Texas Utilities:
Sharyland Holdings	$7	$5	$3
Sempra Infrastructure:
Cameron LNG JV(3)	659	559	391
Parent and other:
RBS Sempra Commodities	—	50	(100)
	666	614	294
EARNINGS RECORDED NET OF INCOME TAX:
Sempra Texas Utilities:
Oncor Holdings	735	617	577
Sempra Infrastructure:
ESJ	—	2	5
IMG	68	83	103
TAG	29	27	36
	832	729	721
Total	$1,498	$1,343	$1,015
(1)    All amounts are before NCI, where applicable.
(2)    We provide our ETR calculation in Note 8.
(3)    Includes $12 and $3 of basis differences in equity earnings related to AOCI in 2022 and 2021, respectively.

2022 Form 10-K | F-64

We disclose distributions received from our investments, by segment, in the table below.

DISTRIBUTIONS FROM INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sempra Texas Utilities	$345	$688	$286
Sempra Infrastructure	541	672	1,176
Total	$886	$1,360	$1,462

At December 31, 2022 and 2021 our share of the undistributed earnings of equity method investments was $2.0 billion and $1.5 billion, respectively, including $386 million at December 31, 2022 in undistributed earnings from investments for which we have less than 50% equity interests.
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
In 2022, 2021 and 2020, Sempra contributed $341 million, $566 million and $632 million, respectively, to Oncor Holdings.
2022 Form 10-K | F-65

We provide summarized income statement and balance sheet information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Operating revenues	$5,243	$4,764	$4,511
Operating expense	(3,682)	(3,397)	(3,224)
Income from operations	1,561	1,367	1,287
Interest expense	(445)	(413)	(405)
Income tax expense	(203)	(163)	(146)
Net income	893	760	703
Noncontrolling interest held by TTI	(179)	(152)	(141)
Earnings attributable to Sempra(1)	714	608	562

		December 31,
		2022	2021
Current assets		$1,223	$1,039
Noncurrent assets		31,703	29,481
Current liabilities		1,579	2,220
Noncurrent liabilities		17,405	15,281
Noncontrolling interest held by TTI		3,141	2,916
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing arrangement and changes in basis differences in AOCI within the carrying value of our equity method investment.
Sharyland Holdings
We account for our 50% ownership interest in Sharyland Holdings, a JV with SU Investment Partners, L.P. that owns a 100% interest in Sharyland Utilities, as an equity method investment. In 2022, Sempra contributed $5 million to Sharyland Holdings.
SEMPRA INFRASTRUCTURE
Cameron LNG JV
Cameron LNG JV is a JV between Sempra and three project partners, TotalEnergies SE, Mitsui & Co., Ltd., and Japan LNG Investment, LLC, a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha. We account for our 50.2% investment in Cameron LNG JV under the equity method.
In 2022, 2021 and 2020, Sempra Infrastructure contributed $30 million, $2 million and $54 million, respectively, to Cameron LNG JV.
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $20 million at December 31, 2022, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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
2022 Form 10-K | F-66

paid from Cameron LNG JV’s project cash flows from its three-train natural gas liquefaction facility. Cameron LNG JV used the proceeds from its loan to return equity to its project owners. Sempra used its $753 million share of the proceeds for working capital and other general corporate purposes, including the repayment of indebtedness.
Sempra Infrastructure’s $753 million proportionate share of the affiliate loans, based on SI Partners’ 50.2% ownership interest in Cameron LNG JV, was funded by external lenders comprised of a syndicate of eight banks (the bank debt) to whom Sempra has provided a guarantee pursuant to a Support Agreement under which:
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
In exchange for this guarantee, the external lenders will pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure will recognize as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 12). At December 31, 2022, the fair value of the Support Agreement was $17 million, of which $7 million is included in Other Current Assets and $10 million is included in Other Long-Term Assets on Sempra’s Consolidated Balance Sheet.
ESJ
As we discuss in Note 5, in March 2021, Sempra Infrastructure completed the acquisition of the remaining 50% equity interest in ESJ and ESJ became a consolidated subsidiary. Prior to the acquisition date, Sempra Infrastructure owned 50% of ESJ and accounted for its interest as an equity method investment.
IMG
Sempra Infrastructure has a 40% interest in IMG, a JV with a subsidiary of TC Energy Corporation, and accounts for its interest as an equity method investment. IMG owns and operates the Sur de Texas-Tuxpan natural gas marine pipeline, which is fully contracted under a 35-year natural gas transportation service contract with the CFE.
TAG
Sempra Infrastructure has a 50% beneficial ownership interest in TAG, a JV with TETL JV Mexico Norte, S. de R.L. de C.V. and Bravo N Mergeco, S. de R.L. de C.V. that holds a 50% interest in the Los Ramones Norte pipeline. Sempra Infrastructure accounts for its 50% interest in TAG as an equity method investment.
PARENT AND OTHER
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
2022 Form 10-K | F-67

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

SUMMARIZED FINANCIAL INFORMATION – OTHER EQUITY METHOD INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2022	2021(1)	2020
Gross revenues	$2,959	$2,721	$2,341
Operating expense	(772)	(719)	(706)
Income from operations	2,187	2,002	1,635
Interest expense	(505)	(548)	(514)
Net income/Earnings(2)(3)	1,537	1,388	1,132

	December 31,
	2022	2021(1)
Current assets	$1,008	$788
Noncurrent assets	14,786	14,686
Current liabilities	1,147	1,230
Noncurrent liabilities	11,130	11,807
(1)    In March 2021, Sempra Infrastructure completed the acquisition of the remaining 50% equity interest in ESJ and ESJ became a consolidated subsidiary.
(2)    Except for our investments in Mexico, there was no income tax recorded by the entities, as they are primarily domestic partnerships.
(3)    Amounts for Cameron LNG JV exclude adjustments to equity earnings related to amortization of capitalized interest and guarantee fees within the carrying value of our equity method investment and changes in basis differences in equity earnings related to AOCI.

NOTE 7. DEBT AND CREDIT FACILITIES
SHORT-TERM DEBT
Committed Lines of Credit
At December 31, 2022, Sempra had an aggregate capacity of $9.7 billion under seven primary committed lines of credit, which provide liquidity and support our commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.
2022 Form 10-K | F-68

COMMITTED LINES OF CREDIT
(Dollars in millions)
		December 31, 2022
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Available unused credit
Sempra	October 2027	$4,000	$(454)	$—	$3,546
SDG&E	October 2027	1,500	(205)	—	1,295
SoCalGas	October 2027	1,200	(100)	—	1,100
SI Partners	November 2024	1,000	—	(510)	490
IEnova and SI Partners	September 2023	350	—	(264)	86
IEnova and SI Partners	December 2023	150	—	—	150
IEnova and SI Partners	February 2024	1,500	—	(970)	530
Total		$9,700	$(759)	$(1,744)	$7,197
The principal terms of Sempra’s, SDG&E’s and SoCalGas’ lines of credit reflected in the table above include the following:
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
▪Each borrower must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At December 31, 2022, each entity was in compliance with this ratio under its respective credit facility.
The principal terms of SI Partners’ line of credit reflected in the table above include the following:
▪A syndication of 12 lenders each having an 8.33% share in the facility.
▪The facility provides for issuance of $200 million of letters of credit.
▪The facility includes a $100 million swingline loan sub-limit, whereby any outstanding amounts would reduce available unused credit. No swingline loan borrowings were outstanding at December 31, 2022.
▪Borrowings are issued in U.S. dollars and letters of credit can be issued in U.S. dollars or Mexican pesos.
▪Borrowings bear interest at a benchmark rate plus a margin that varies with SI Partners’ credit rating.
▪SI Partners must maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in its credit facility) of no more than 5.25 to 1.00 as of the end of each quarter. At December 31, 2022, SI Partners was in compliance with this ratio.
The principal terms of the three lines of credit reflected in the table above that are shared by IEnova and SI Partners include the following:
▪The $350 million revolving credit facility has a single lender and borrowings bear interest at a per annum rate equal to 3-month LIBOR plus 54 bps through December 29, 2022. On December 30, 2022, the facility was amended to replace the interest rate to Term SOFR plus 64 bps.
▪The $150 million revolving credit facility has a single lender and borrowings bear interest at a per annum rate equal to Term SOFR plus 70 bps.
▪The $1.5 billion revolving credit facility has a syndicate of 10 lenders and borrowings bear interest at a per annum rate equal to 3-month LIBOR plus 80 bps through December 29, 2022. On December 30, 2022, the facility was amended to replace the interest rate to Term SOFR plus 90 bps.
▪Borrowings can be issued in U.S. dollars only.
Uncommitted Line of Credit
ECA LNG Phase 1 has an uncommitted line of credit, which is generally used for working capital requirements, with an aggregate capacity of $200 million of which $49 million was outstanding at December 31, 2022. The amount outstanding is before reductions of any unamortized discounts. The facility expires in August 2023 and borrowings can be in U.S. dollars or Mexican pesos. At December 31, 2022, outstanding amounts were borrowed in Mexican pesos and bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 105 bps. Borrowings made in U.S. dollars bear interest at a variable rate based on the 1-month or 3-month LIBOR plus 105 bps.
2022 Form 10-K | F-69

Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At December 31, 2022, we had $594 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT
(Dollars in millions)
		December 31, 2022
	Expiration date range	Uncommitted letters of credit outstanding
SDG&E	May 2023 - January 2024	$15
SoCalGas	March 2023 - November 2023	20
Sempra Infrastructure	January 2023 - October 2043	391
Parent and other	March 2023 - November 2023	168
Total		$594
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
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	December 31,
	2022	2021
Sempra	5.57%	0.60%
SDG&E	4.76	0.65
SoCalGas	4.71	0.21
2022 Form 10-K | F-70

LONG-TERM DEBT
The following tables show the detail and maturities of long-term debt outstanding.

LONG-TERM DEBT AND FINANCE LEASES
(Dollars in millions)
	December 31,
	2022	2021
SDG&E:
First mortgage bonds (collateralized by plant assets):
1.914% payable 2015 through February 2022	$—	$17
3.6% September 1, 2023	450	450
2.5% May 15, 2026	500	500
6% June 1, 2026	250	250
1.7% October 1, 2030	800	800
3% March 15, 2032	500	—
5.35% May 15, 2035	250	250
6.125% September 15, 2037	250	250
6% June 1, 2039	300	300
5.35% May 15, 2040	250	250
4.5% August 15, 2040	500	500
3.95% November 15, 2041	250	250
4.3% April 1, 2042	250	250
3.75% June 1, 2047	400	400
4.15% May 15, 2048	400	400
4.1% June 15, 2049	400	400
3.32% April 15, 2050	400	400
2.95% August 15, 2051	750	750
3.7% March 15, 2052	500	—
	7,400	6,417
Other long-term debt (uncollateralized):
Notes at variable rates (5.17% at December 31, 2022) February 18, 2024(1)	400	—
Finance lease obligations:
Purchased-power contracts	1,194	1,217
Other	62	57
	1,656	1,274
	9,056	7,691
Current portion of long-term debt	(489)	(49)
Unamortized discount on long-term debt	(20)	(17)
Unamortized debt issuance costs	(50)	(44)
Total SDG&E	$8,497	$7,581

SoCalGas:
First mortgage bonds (collateralized by plant assets):
3.15% September 15, 2024	$500	$500
3.2% June 15, 2025	350	350
2.6% June 15, 2026	500	500
2.55% February 1, 2030	650	650
5.75% November 15, 2035	250	250
5.125% November 15, 2040	300	300
3.75% September 15, 2042	350	350
4.45% March 15, 2044	250	250
4.125% June 1, 2048	400	400
4.3% January 15, 2049	550	550
3.95% February 15, 2050	350	350
6.35% November 15, 2052	600	—
	5,050	4,450
Other long-term debt (uncollateralized):
Notes at variable rates (5.10% at December 31, 2022) September 14, 2023(1)	300	300
1.875% Notes May 14, 2026(1)	4	4
2.95% Notes April 15, 2027	700	—
5.67% Notes January 18, 2028(2)	5	5
Finance lease obligations	87	61
	1,096	370
	6,146	4,820
Current portion of long-term debt	(318)	(11)
Unamortized discount on long-term debt	(12)	(7)
Unamortized debt issuance costs	(36)	(29)
Total SoCalGas	$5,780	$4,773
2022 Form 10-K | F-71

LONG-TERM DEBT AND FINANCE LEASES (CONTINUED)
(Dollars in millions)
	December 31,
	2022	2021
Sempra:
Other long-term debt (uncollateralized):
3.3% Notes April 1, 2025	$750	$—
3.25% Notes June 15, 2027	750	750
3.4% Notes February 1, 2028	1,000	1,000
3.7% Notes April 1, 2029	500	—
3.8% Notes February 1, 2038	1,000	1,000
6% Notes October 15, 2039	750	750
4% Notes February 1, 2048	800	800
4.125% Junior Subordinated Notes April 1, 2052(1)	1,000	1,000
5.75% Junior Subordinated Notes July 1, 2079(1)	758	758

Sempra Infrastructure:
Other long-term debt (uncollateralized unless otherwise noted):
6.3% Notes (4.124% after cross-currency swap effective 2013) February 2, 2023	201	189
Loan at variable rates (7.54% at December 31, 2022) December 9, 2025	575	341
Notes at variable rates (5.13% after floating-to-fixed rate swaps effective 2014), payable December 15, 2016 through December 15, 2026, collateralized by plant assets(2)	—	154
3.75% Notes January 14, 2028	300	300
3.25% Notes January 15, 2032	400	—
Loan at variable rates (4.0275% after floating-to-fixed rate swap effective 2019) payable June 15, 2022 through November 19, 2034(1)	196	200
2.9% Loan payable June 15, 2022 through November 19, 2034(1)	236	241
Loan at variable rates (2.38% after floating-to-fixed rate swap effective 2020) payable June 15, 2022 through November 19, 2034(1)	98	100
4.875% Notes January 14, 2048	540	540
4.75% Notes January 15, 2051	800	800
	10,654	8,923
Current portion of long-term debt	(212)	(46)
Unamortized discount on long-term debt	(62)	(65)
Unamortized debt issuance costs	(109)	(98)
Total other Sempra	10,271	8,714
Total Sempra	$24,548	$21,068
(1)    Callable long-term debt not subject to make-whole provisions.
(2)    Debt is not callable.

At December 31, 2022, scheduled maturities of long-term debt are as follows:

MATURITIES OF LONG-TERM DEBT(1)
(Dollars in millions)
	SDG&E	SoCalGas	Other Sempra	Total Sempra
2023	$450	$300	$212	$962
2024	400	500	30	930
2025	—	350	1,374	1,724
2026	750	504	49	1,303
2027	—	700	799	1,499
Thereafter	6,200	3,705	8,190	18,095
Total	$7,800	$6,059	$10,654	$24,513
(1)    Excludes finance lease obligations, discounts, and debt issuance costs.

Various long-term obligations totaling $12.1 billion at Sempra at December 31, 2022 are unsecured. This includes unsecured long-term obligations totaling $400 million at SDG&E and $1.0 billion at SoCalGas.
2022 Form 10-K | F-72

Callable Long-Term Debt
At the option of Sempra, SDG&E and SoCalGas, certain debt at December 31, 2022 is callable subject to premiums:

CALLABLE LONG-TERM DEBT
(Dollars in millions)
	SDG&E	SoCalGas	Other Sempra	Total Sempra
Not subject to make-whole provisions	$400	$304	$2,288	$2,992
Subject to make-whole provisions	7,400	5,750	8,366	21,516
First Mortgage Bonds
SDG&E and SoCalGas issue first mortgage bonds secured by liens on their respective utility plant assets. SDG&E and SoCalGas may issue additional first mortgage bonds if in compliance with the provisions of their bond agreements (indentures). These indentures require, among other things, the satisfaction of pro forma earnings-coverage tests on first mortgage bond interest and the availability of sufficient mortgaged property to support the additional bonds, after giving effect to prior bond redemptions. The most restrictive of these tests (the property test) would permit the issuance, subject to CPUC authorization, of additional first mortgage bonds of $7.8 billion at SDG&E and $1.9 billion at SoCalGas at December 31, 2022.
SDG&E
In March 2022, SDG&E issued $500 million aggregate principal amount of 3.00% first mortgage bonds due in full upon maturity on March 15, 2032 and received proceeds of $494 million (net of debt discount, underwriting discounts and debt issuance costs of $6 million), and $500 million aggregate principal amount of 3.70% first mortgage bonds due in full upon maturity on March 15, 2052 and received proceeds of $492 million (net of debt discount, underwriting discounts and debt issuance costs of $8 million). Each series of first mortgage bonds is redeemable prior to maturity, subject to its terms, and in certain circumstances subject to make-whole provisions. SDG&E used the net proceeds for repayment of commercial paper and its 364-day term loan and for capital expenditures and other general corporate purposes.
SoCalGas
In November 2022, SoCalGas issued $600 million aggregate principal amount of 6.35% green first mortgage bonds due in full upon maturity on November 15, 2052 and received proceeds of $592 million (net of debt discount, underwriting discounts and debt issuance costs of $8 million). The first mortgage bonds are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SoCalGas intends to use the net proceeds to finance or refinance eligible projects that fall into one or more of the following categories: pollution prevention and control, green buildings and clean transportation.
Other Long-Term Debt
Sempra
In March 2022, we issued $750 million aggregate principal amount of 3.30% senior unsecured notes due in full upon maturity on April 1, 2025 and received proceeds of $745 million (net of debt discount, underwriting discounts and debt issuance costs of $5 million), and $500 million of 3.70% senior unsecured notes due in full upon maturity on April 1, 2029 and received proceeds of $494 million (net of debt discount, underwriting discounts and debt issuance costs of $6 million). Each series of notes is redeemable prior to maturity, subject to its terms, and in certain circumstances subject to make-whole provisions. We used the net proceeds for general corporate purposes and repayment of commercial paper.
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
2022 Form 10-K | F-73

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
Sempra Infrastructure
SI Partners. In January 2022, SI Partners completed a private offering of $400 million in aggregate principal of 3.25% senior unsecured notes due in full upon maturity on January 15, 2032 to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the Securities Act), and non-U.S. persons outside the U.S. under Regulation S under the Securities Act. The notes are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions, and holders of the notes have the right to require SI Partners to offer to purchase some or all of the notes at a premium upon the occurrence of specific kinds of change of control events that result in a downgrade of SI Partners’ credit ratings. Sempra Infrastructure received proceeds of $390 million (net of debt discount, underwriting discounts and debt issuance costs of $10 million). Sempra Infrastructure used the net proceeds for general corporate purposes, including the repayment of certain indebtedness of its subsidiaries.
ECA LNG Phase 1. In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement with a syndicate of nine external lenders for an aggregate principal amount of up to $1.5 billion. Sempra, IEnova and TotalEnergies SE provided guarantees for repayment of the loans plus accrued and unpaid interest based on their proportionate ownership interest in ECA LNG Phase 1 of 41.7%, 41.7% and 16.6%, respectively. At issuance, borrowings under the loan agreement bore interest at a weighted-average blended rate of 2.70% plus a benchmark interest rate per annum equal to (a) the LIBOR for such interest period, divided by (b) one minus the Eurodollar Reserve Percentage, provided that in no event shall the benchmark interest rate at any time be less than 0% per annum. In July 2022, ECA LNG Phase 1 replaced Sempra with IEnova as the guarantor and replaced two of the nine external lenders and their combined principal commitment of $203 million (of which $64 million was outstanding and repaid) with a shareholder loan from IEnova, thereby reducing the syndicate to seven external lenders, increasing the weighted-average blended rate to 2.86% and reducing the aggregate principal amount of borrowing capacity from external lenders to $1.3 billion. In December 2022, the loan agreement was amended to change the benchmark interest rate per annum to (a) the Term SOFR based on a tenor comparable to the applicable interest period, plus (b) a 0.10% margin per annum, for any interest period beginning on or after December 30, 2022. At December 31, 2022 and December 31, 2021, $575 million and $341 million, respectively, of borrowings from external lenders were outstanding under the loan agreement, with a weighted-average interest rate of 7.54% and 2.93%, respectively.
IEnova Pipelines. In September 2022, Sempra Infrastructure used proceeds from borrowings against IEnova’s committed and uncommitted lines of credit to fully repay $141 million of outstanding principal plus accrued and unpaid interest on the IEnova Pipelines variable-rate loans prior to scheduled maturity dates through 2026, and recognized approximately $2 million ($1 million after tax and NCI) in charges associated with the write-off of acquisition-related fair value adjustments offset by a hedge termination benefit.

2022 Form 10-K | F-74

NOTE 8. INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sempra:
Income tax expense from continuing operations	$556	$99	$249

Income from continuing operations before income taxes and equity earnings	$1,343	$219	$1,489
Equity earnings, before income tax(1)	666	614	294
Pretax income	$2,009	$833	$1,783

Effective income tax rate	28%	12%	14%
SDG&E:
Income tax expense	$182	$201	$190
Income before income taxes	$1,097	$1,020	$1,014
Effective income tax rate	17%	20%	19%
SoCalGas:
Income tax expense (benefit)	$138	$(310)	$96
Income (loss) before income taxes	$738	$(736)	$601
Effective income tax rate	19%	42%	16%
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
2022 Form 10-K | F-75

We present in the table below reconciliations of net U.S. statutory federal income tax rates to our ETRs.

RECONCILIATION OF FEDERAL INCOME TAX RATES TO EFFECTIVE INCOME TAX RATES

	Years ended December 31,
	2022	2021	2020
Sempra:
U.S. federal statutory income tax rate	21%	21%	21%
Foreign exchange and inflation effects(1)	9	1	(3)
Outside basis differences	6	9	—
Utility depreciation	4	8	3
Non-U.S. earnings taxed at rates different from the U.S. statutory income tax rate(2)	3	5	2
State income taxes, net of federal income tax benefit	1	(4)	1
Compensation-related items	—	(1)	(1)
Impairment losses	—	(1)	1
Noncontrolling interests	—	(2)	—
Utility self-developed software expenditures	—	(5)	(3)
Allowance for equity funds used during construction	(1)	(3)	(1)
Tax credits	(1)	—	(1)
Amortization of excess deferred income taxes	(2)	(3)	(1)
Resolution of prior years’ income tax items	(2)	—	—
Valuation allowances	(2)	1	(1)
Remeasurement of deferred taxes	(3)	(4)	—
Utility repairs expenditures	(5)	(9)	(4)
Other, net	—	(1)	1
Effective income tax rate	28%	12%	14%
SDG&E:
U.S. federal statutory income tax rate	21%	21%	21%
State income taxes, net of federal income tax benefit	4	5	5
Depreciation	3	3	3
Self-developed software expenditures	—	(1)	(4)
Amortization of excess deferred income taxes	(2)	(2)	(1)
Allowance for equity funds used during construction	(2)	(2)	(2)
Resolution of prior years’ income tax items	(2)	—	—
Repairs expenditures	(5)	(4)	(3)
Effective income tax rate	17%	20%	19%
SoCalGas:
U.S. federal statutory income tax rate	21%	21%	21%
Depreciation	5	(5)	5
State income taxes, net of federal income tax benefit	2	11	2
Nondeductible expenditures	2	—	2
Self-developed software expenditures	—	5	(4)
Amortization of excess deferred income taxes	(2)	2	(1)
Allowance for equity funds used during construction	(2)	1	(1)
Repairs expenditures	(6)	5	(7)
Other, net	(1)	2	(1)
Effective income tax rate	19%	42%	16%
(1)    Due to fluctuation of the Mexican peso against the U.S. dollar. We record income tax expense (benefit) from the transactional effects of foreign currency and inflation because of appreciation (depreciation) of the Mexican peso. In 2021 and 2020, we also recognized gains (losses) in Other Income (Expense), Net, on the Consolidated Statements of Operations from foreign currency derivatives that were partially hedging Sempra Infrastructure’s exposure to movements in the Mexican peso from its controlling interest in IEnova.
(2)    Related to operations in Mexico.

We expect to repatriate approximately $2.1 billion of foreign undistributed earnings in the foreseeable future, and have accrued $65 million of U.S. state deferred income tax liability at December 31, 2022. We repatriated approximately $38 million to the U.S. in 2021.
2022 Form 10-K | F-76

In the year ended December 31, 2022, we recognized income tax expense of $120 million for a deferred income tax liability related to outside basis differences in our foreign subsidiaries that we had previously considered to be indefinitely reinvested. We have not recorded deferred income taxes with respect to remaining basis differences of approximately $600 million between financial statement and income tax investment amounts in our non-U.S. subsidiaries because we consider them to be indefinitely reinvested as of December 31, 2022. The remaining basis differences are calculated pursuant to U.S. federal tax law, which may differ from tax law in California and foreign jurisdictions. It is currently not practicable to determine the hypothetical amount of tax that might be payable if the underlying basis differences were realized.
The table below presents the geographic components of pretax income.

PRETAX INCOME – SEMPRA
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
By geographic components:
U.S.	$1,449	$346	$1,461
Non-U.S.	560	487	322
Total(1)	$2,009	$833	$1,783
(1)    See the Income Tax Expense (Benefit) and Effective Income Tax Rates table above for the calculation of pretax income.
U.S. pretax income was lower in 2021 compared to 2022 and 2020 primarily due to the 2021 charges at SoCalGas related to civil litigation pertaining to the Leak, which we describe in Note 16.
2022 Form 10-K | F-77

The components of income tax expense are as follows.

INCOME TAX EXPENSE (BENEFIT)
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sempra:
Current:
U.S. state	$(1)	$(6)	$(22)
Non-U.S.	165	183	112
Total	164	177	90
Deferred:
U.S. federal	248	(9)	157
U.S. state	50	(37)	36
Non-U.S.	94	(31)	(34)
Total	392	(77)	159
Deferred investment tax credits	—	(1)	—
Total income tax expense	$556	$99	$249
SDG&E:
Current:
U.S. federal	$76	$35	$121
U.S. state	13	13	34
Total	89	48	155
Deferred:
U.S. federal	54	99	11
U.S. state	38	54	25
Total	92	153	36
Deferred investment tax credits	1	—	(1)
Total income tax expense	$182	$201	$190
SoCalGas:
Current:
U.S. federal	$(5)	$134	$163
U.S. state	(3)	50	45
Total	(8)	184	208
Deferred:
U.S. federal	125	(334)	(85)
U.S. state	22	(159)	(28)
Total	147	(493)	(113)
Deferred investment tax credits	(1)	(1)	1
Total income tax expense (benefit)	$138	$(310)	$96

2022 Form 10-K | F-78

The tables below present the components of deferred income taxes:

DEFERRED INCOME TAXES
(Dollars in millions)
	December 31,
	2022	2021
Sempra:
Deferred income tax liabilities:
Differences in financial and tax bases of fixed assets, investments and other assets(1)	$5,533	$5,230
U.S. state and non-U.S. withholding tax on repatriation of foreign earnings	53	47
Regulatory balancing accounts	632	538
Right-of-use assets – operating leases	177	160
Property taxes	60	52
Postretirement benefits	31	—
Other deferred income tax liabilities	55	50
Total deferred income tax liabilities	6,541	6,077
Deferred income tax assets:
Tax credits	1,210	1,135
Net operating losses	579	706
Postretirement benefits	—	30
Compensation-related items	144	164
Operating lease liabilities	164	140
Other deferred income tax assets	40	130
State income taxes	—	21
Bad debt allowance	48	33
Accrued expenses not yet deductible	92	575
Deferred income tax assets before valuation allowances	2,277	2,934
Less: valuation allowances	192	183
Total deferred income tax assets	2,085	2,751
Net deferred income tax liability(2)	$4,456	$3,326
(1)    In addition to the financial over tax basis differences in fixed assets, the amount also includes financial over tax basis differences in various interests in partnerships and certain subsidiaries.
(2)    At December 31, 2022 and 2021, includes $135 and $151, respectively, recorded as a noncurrent asset and $4,591 and $3,477, respectively, recorded as a noncurrent liability on the Consolidated Balance Sheets.

2022 Form 10-K | F-79

DEFERRED INCOME TAXES
(Dollars in millions)
	SDG&E		SoCalGas
	December 31,		December 31,
	2022	2021	2022	2021
Deferred income tax liabilities:
Differences in financial and tax bases of utility plant and other assets	$2,157	$1,970	$1,568	$1,444
Regulatory balancing accounts	397	323	236	215
Right-of-use assets – operating leases	79	52	12	16
Property taxes	38	35	21	17
Postretirement benefits	—	—	45	—
Other	—	1	—	1
Total deferred income tax liabilities	2,671	2,381	1,882	1,693
Deferred income tax assets:
Tax credits	5	5	2	3
Postretirement benefits	—	—	—	18
Compensation-related items	9	12	27	33
Operating lease liabilities	79	52	12	16
Bad debt allowance	19	16	23	15
State income taxes	5	4	—	12
Accrued expenses not yet deductible	10	16	59	539
Net operating losses	—	—	441	—
Other	4	1	12	18
Total deferred income tax assets	131	106	576	654
Net deferred income tax liability	$2,540	$2,275	$1,306	$1,039

The following table summarizes our unused NOLs and tax credit carryforwards.

NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS
(Dollars in millions)
	Unused amount at December 31, 2022	Year expiration begins
Sempra:
U.S. federal:
NOLs(1)	$2,192	Indefinite
General business tax credits(1)	450	2032
Foreign tax credits(2)	766	2024
U.S. state(2):
NOLs	3,662	2023
General business tax credits	35	2023
Non-U.S. NOLs(2)	164	2023
SoCalGas:
U.S. federal NOLs(1)	$1,540	Indefinite
U.S. state NOLs(1)	1,729	2042
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
2022 Form 10-K | F-80

VALUATION ALLOWANCES
(Dollars in millions)
	December 31,
	2022	2021
Sempra:
U.S. federal	$115	$128
U.S. state	51	31
Non-U.S.	26	24
	$192	$183
Following is a reconciliation of the changes in unrecognized income tax benefits and the potential effect on our ETR for the years ended December 31:

RECONCILIATION OF UNRECOGNIZED INCOME TAX BENEFITS
(Dollars in millions)
	2022	2021	2020
Sempra:
Balance at January 1	$304	$99	$93
Increase in prior period tax positions	16	3	3
Decrease in prior period tax positions	(2)	(2)	(1)
Settlements with tax authorities	(43)	—	—
Expiration of statutes of limitations	(1)	—	—
Increase in current period tax positions	4	204	4
Balance at December 31	$278	$304	$99
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	(117)	$(105)	$(87)
increase the effective tax rate(1)	38	34	31
SDG&E:
Balance at January 1	$14	$13	$12
Increase in prior period tax positions	—	1	1
Balance at December 31	$14	$14	$13
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(11)	$(11)	$(10)
increase the effective tax rate(1)	1	1	1
SoCalGas:
Balance at January 1	$72	$68	$64
Increase in prior period tax positions	1	1	1
Increase in current period tax positions	4	3	3
Balance at December 31	$77	$72	$68
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(67)	$(63)	$(59)
increase the effective tax rate(1)	37	33	30
(1)    Includes temporary book and tax differences that are treated as flow-through for ratemaking purposes, as discussed above.

2022 Form 10-K | F-81

It is reasonably possible that within the next 12 months, unrecognized income tax benefits could decrease due to the following:

POSSIBLE DECREASES IN UNRECOGNIZED INCOME TAX BENEFITS WITHIN 12 MONTHS
(Dollars in millions)
	December 31,
	2022	2021	2020
Sempra:
Potential resolution of audit issues with various U.S. federal, state and local and non-U.S. taxing authorities	$8	$8	$8
SDG&E:
Potential resolution of audit issues with various U.S. federal, state and local taxing authorities	$6	$6	$6
SoCalGas:
Potential resolution of audit issues with various U.S. federal, state and local taxing authorities	$2	$2	$2

Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in Income Tax Expense (Benefit) on the Consolidated Statements of Operations. Sempra, SDG&E and SoCalGas each accrued negligible amounts for interest expense and penalties at December 31, 2022 and 2021 on the Consolidated Balance Sheets, and recorded negligible amounts for interest expense and penalties on the Consolidated Statements of Operations for all periods presented.
INCOME TAX AUDITS
Sempra is subject to U.S. federal income tax as well as income tax of multiple state and non-U.S. jurisdictions. We remain subject to examination for U.S. federal tax years after 2018. We are subject to examination by major state tax jurisdictions for tax years after 2012. Certain major non-U.S. income tax returns for tax years 2013 through the present are open to examination.
SDG&E and SoCalGas are subject to U.S. federal income tax and state income tax. They remain subject to examination for U.S. federal tax years after 2018 and state tax years after 2012.
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
The detailed information presented below covers the employee benefit plans of primarily Sempra and its consolidated entities.
Sempra has funded and unfunded noncontributory traditional defined benefit and cash balance plans, including separate plans for SDG&E and SoCalGas, which collectively cover all eligible employees. Pension benefits under the traditional defined benefit plans are based on service and final average earnings, while the cash balance plans provide benefits using a career average earnings methodology.
IEnova has an unfunded noncontributory defined benefit plan covering all employees that provides defined benefits to retirees based on date of hire, years of service and final average earnings.
Sempra also has PBOP plans, including separate plans for SDG&E and SoCalGas, which collectively cover all domestic and certain foreign employees. The life insurance plans are both contributory and noncontributory, and the health care plans are contributory. Participants’ contributions are adjusted annually. PBOP plans include medical benefits.
2022 Form 10-K | F-82

Pension and PBOP costs and obligations are dependent on assumptions used in calculating such amounts. We review these assumptions on an annual basis and update them as appropriate. We consider current market conditions, including interest rates, in making these assumptions. We use a December 31 measurement date for all of our plans.

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $505 million and $567 million at December 31, 2022 and 2021, respectively.

PENSION AND PBOP PLANS
Oncor
In 2022 and 2021, we had $26 million and $7 million, respectively, in AOCI representing an actuarial loss related to Oncor’s pension plans.
Benefit Obligations and Assets
The following three tables provide a reconciliation of the changes in the plans’ projected benefit obligations and the fair value of assets during 2022 and 2021, and a statement of the funded status at December 31, 2022 and 2021.

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
(Dollars in millions)
	Pension(1)		PBOP
	2022	2021	2022	2021
Sempra:
CHANGE IN PROJECTED BENEFIT OBLIGATION
Net obligation at January 1	$3,857	$4,077	$940	$989
Service cost	146	145	23	23
Interest cost	118	112	28	28
Contributions from plan participants	—	—	23	21
Actuarial gain	(925)	(76)	(282)	(53)
Benefit payments	(89)	(98)	(69)	(68)
Settlements	(301)	(303)	—	—
Net obligation at December 31	2,806	3,857	663	940

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	3,182	3,002	1,408	1,399
Actual return on plan assets	(625)	340	(271)	51
Employer contributions	223	241	5	5
Contributions from plan participants	—	—	23	21
Benefit payments	(89)	(98)	(69)	(68)
Settlements	(301)	(303)	—	—
Fair value of plan assets at December 31	2,390	3,182	1,096	1,408
Funded status at December 31	$(416)	$(675)	$433	$468
Net recorded (liability) asset at December 31	$(416)	$(675)	$433	$468
(1)    The accumulated benefit obligation was $2,574 and $3,419 at December 31, 2022 and 2021, respectively.
2022 Form 10-K | F-83

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
(Dollars in millions)
	Pension(1)		PBOP
	2022	2021	2022	2021
SDG&E:
CHANGE IN PROJECTED BENEFIT OBLIGATION
Net obligation at January 1	$885	$913	$188	$193
Service cost	37	35	5	5
Interest cost	26	25	6	5
Contributions from plan participants	—	—	8	7
Actuarial gain	(135)	(2)	(54)	(3)
Benefit payments	(17)	(17)	(19)	(19)
Settlements	(82)	(69)	—	—
Net obligation at December 31	714	885	134	188

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	859	819	197	213
Actual return on plan assets	(142)	73	(40)	(5)
Employer contributions	52	53	1	1
Contributions from plan participants	—	—	8	7
Benefit payments	(17)	(17)	(19)	(19)
Settlements	(82)	(69)	—	—
Fair value of plan assets at December 31	670	859	147	197
Funded status at December 31	$(44)	$(26)	$13	$9
Net recorded (liability) asset at December 31	$(44)	$(26)	$13	$9
(1)    The accumulated benefit obligation was $678 and $824 at December 31, 2022 and 2021, respectively.

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
(Dollars in millions)
	Pension(1)		PBOP
(Dollars in millions)	2022	2021	2022	2021
SoCalGas:
CHANGE IN PROJECTED BENEFIT OBLIGATION
Net obligation at January 1	$2,647	$2,829	$706	$749
Service cost	96	97	17	17
Interest cost	81	78	21	22
Contributions from plan participants	—	—	14	13
Actuarial gain	(748)	(83)	(215)	(49)
Benefit payments	(58)	(63)	(46)	(46)
Settlements	(204)	(211)	—	—
Net obligation at December 31	1,814	2,647	497	706

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	2,095	1,969	1,178	1,159
Actual return on plan assets	(449)	243	(224)	51
Employer contributions	151	157	1	1
Contributions from plan participants	—	—	14	13
Benefit payments	(58)	(63)	(46)	(46)
Settlements	(204)	(211)	—	—
Fair value of plan assets at December 31	1,535	2,095	923	1,178
Funded status at December 31	$(279)	$(552)	$426	$472
Net recorded (liability) asset at December 31	$(279)	$(552)	$426	$472
(1)    The accumulated benefit obligation was $1,644 and $2,306 at December 31, 2022 and 2021, respectively.
Actuarial (gains) losses fluctuate based on changes in assumptions that we describe below in “Assumptions for Pension and PBOP Plans” and updates to census data. In 2021, the Society of Actuaries released updated mortality improvement projection scales, reflecting changes to projected observed longevity improvements in its mortality tables. There was no update in 2022. We
2022 Form 10-K | F-84

have incorporated these assumptions, adjusted for the Sempra companies’ actual mortality experience, in our calculations for each of those years.
▪Actuarial gains in pension plans at Sempra in 2022 were driven primarily by an increase in discount rates at SoCalGas, SDG&E and Sempra, a change in the rates used to convert traditional pension benefits to lump-sums at SoCalGas, and administrative changes in the long-term disability plan at SoCalGas. These actuarial gains were partially offset by actuarial losses due to an increase in the interest crediting rate for the cash balance plans at SDG&E, SoCalGas and Sempra, changes in the rates used to convert cash balance accounts to traditional pension benefit distributions at SDG&E, and updated census data at SoCalGas and Sempra.
▪Actuarial gains in PBOP plans at Sempra in 2022 were driven primarily by an increase in discount rates at SoCalGas, SDG&E and Sempra.
Net Assets and Liabilities
The assets and liabilities of the pension and PBOP plans are affected by changing market conditions as well as when actual plan experience is different than assumed. Such events result in investment gains and losses, which we defer and recognize in pension and PBOP costs over a period of years. Our funded pension and PBOP plans use the asset smoothing method, except for those at SDG&E. This method develops an asset value that recognizes realized and unrealized investment gains and losses over a three-year period. This adjusted asset value, known as the market-related value of assets, is used in conjunction with an expected long-term rate of return to determine the expected return-on-assets component of net periodic benefit cost. SDG&E does not use the asset smoothing method, but rather recognizes realized and unrealized investment gains and losses during the current year.
The 10% corridor accounting method is used at Sempra, SDG&E and SoCalGas. Under the corridor accounting method, if as of the beginning of a year unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets, the excess is amortized over the average remaining service period of active participants (or, for plans where participants are substantially inactive employees, the average remaining lifetime of all participants or the period for which benefits will be paid, whichever is shorter). The asset smoothing and 10% corridor accounting methods help mitigate volatility of net periodic benefit costs from year to year.
Defined benefit pension and PBOP plans with an aggregated overfunded status are recognized as an asset and with an aggregated underfunded status are recognized as a liability; unrecognized changes in these assets and/or liabilities are normally recorded in AOCI on the balance sheet. SDG&E and SoCalGas record regulatory assets and liabilities that offset the funded pension and PBOP plans’ assets or liabilities, as these costs are expected to be recovered in future utility rates based on decisions by regulatory agencies.
SDG&E and SoCalGas record annual pension and PBOP net periodic benefit costs equal to the contributions to their qualified plans as authorized by the CPUC. The annual contributions to the pension plans are the greater of:
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
The annual contributions to PBOP plans are equal to the lesser of the maximum tax deductible amount or the net periodic benefit cost calculated in accordance with U.S. GAAP for pension and PBOP plans. Any differences between booked net periodic benefit cost and amounts contributed to the pension and PBOP plans for SDG&E and SoCalGas are disclosed as regulatory adjustments in accordance with U.S. GAAP for rate-regulated entities.
2022 Form 10-K | F-85

The net (liability) asset is included in the following categories on the Consolidated Balance Sheets.

PENSION AND PBOP OBLIGATIONS, NET OF PLAN ASSETS
(Dollars in millions)
	Pension		PBOP
	December 31,		December 31,
	2022	2021	2022	2021
Sempra:
Noncurrent assets	$8	$19	$443	$481
Current liabilities	(23)	(19)	(1)	(1)
Noncurrent liabilities	(401)	(675)	(9)	(12)
Net recorded (liability) asset	$(416)	$(675)	$433	$468
SDG&E:
Noncurrent assets	$—	$—	$13	$9
Current liabilities	(2)	(1)	—	—
Noncurrent liabilities	(42)	(25)	—	—
Net recorded (liability) asset	$(44)	$(26)	$13	$9
SoCalGas:
Noncurrent assets	$—	$—	$426	$472
Current liabilities	(2)	(1)	—	—
Noncurrent liabilities	(277)	(551)	—	—
Net recorded (liability) asset	$(279)	$(552)	$426	$472

Amounts recorded in AOCI, net of income tax effects and amounts recorded as regulatory assets, are as follows.

AMOUNTS IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pension		PBOP
	December 31,		December 31,
	2022	2021	2022	2021
Sempra:
Net actuarial (loss) gain	$(95)	$(86)	$14	$11
Prior service cost	(5)	(8)	—	—
Total	$(100)	$(94)	$14	$11
SDG&E:
Net actuarial loss	$(6)	$(9)
Prior service cost	(1)	(1)
Total	$(7)	$(10)
SoCalGas:
Net actuarial loss	$(9)	$(15)
Prior service cost	(3)	(3)
Total	$(12)	$(18)

2022 Form 10-K | F-86

Sempra, SDG&E and SoCalGas each have a funded pension plan. The following table shows the obligations of funded pension plans with benefit obligations in excess of plan assets.

OBLIGATIONS OF FUNDED PENSION PLANS
(Dollars in millions)
	December 31,
	2022	2021
Sempra:
Projected benefit obligation	$2,476	$2,612
Accumulated benefit obligation	2,277	2,277
Fair value of plan assets	2,205	2,095
SDG&E:
Projected benefit obligation	$691
Accumulated benefit obligation	658
Fair value of plan assets	670
SoCalGas:
Projected benefit obligation	$1,785	$2,612
Accumulated benefit obligation	1,619	2,277
Fair value of plan assets	1,535	2,095
We also have unfunded pension plans at Sempra, SDG&E, SoCalGas and IEnova. The following table shows the obligations of unfunded pension plans.

OBLIGATIONS OF UNFUNDED PENSION PLANS
(Dollars in millions)
	December 31,
	2022	2021
Sempra:
Projected benefit obligation	$153	$178
Accumulated benefit obligation	124	139
SDG&E:
Projected benefit obligation	$23	$26
Accumulated benefit obligation	20	22
SoCalGas:
Projected benefit obligation	$29	$35
Accumulated benefit obligation	25	29
Sempra, SDG&E and SoCalGas each have a funded PBOP plan. The following table shows the obligations of funded PBOP plans with accumulated postretirement benefit obligations in excess of plan assets.

OBLIGATIONS OF FUNDED PBOP PLANS
(Dollars in millions)
December 31, 2021
Sempra:
Accumulated postretirement benefit obligation	$34
Fair value of plan assets	33
We also have unfunded PBOP plans at Sempra. The following table shows the obligations of unfunded PBOP plans.

OBLIGATIONS OF UNFUNDED PBOP PLANS
(Dollars in millions)
	December 31,
	2022	2021
Sempra:
Accumulated postretirement benefit obligation	$10	$12
2022 Form 10-K | F-87

Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost and pretax amounts recognized in OCI:

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
(Dollars in millions)
	Pension			PBOP
	Years ended December 31,			Years ended December 31,
	2022	2021	2020	2022	2021	2020
Sempra:
NET PERIODIC BENEFIT COST
Service cost	$146	$145	$129	$23	$23	$18
Interest cost	118	112	129	28	28	33
Expected return on assets	(183)	(173)	(169)	(64)	(61)	(55)
Amortization of:
Prior service cost (credit)	10	11	12	(2)	(2)	(2)
Actuarial loss (gain)	25	45	35	(15)	(9)	(10)
Settlement charges	28	38	22	—	—	—
Net periodic benefit cost (credit)	144	178	158	(30)	(21)	(16)
Regulatory adjustment	84	57	91	30	21	16
Total expense recognized	228	235	249	—	—	—

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI (1)
Net loss (gain)	12	(5)	28	(4)	(4)	1
Amortization of actuarial loss	(8)	(8)	(14)	1	—	—
Amortization of prior service cost	(4)	(4)	(4)	—	—	—
Settlements	—	(7)	(22)	—	—	—
Total recognized in OCI	—	(24)	(12)	(3)	(4)	1
Total recognized in net periodic benefit cost and OCI	$228	$211	$237	$(3)	$(4)	$1
(1)    Includes discontinued operations in 2020.

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
(Dollars in millions)
	Pension			PBOP
	Years ended December 31,			Years ended December 31,
	2022	2021	2020	2022	2021	2020
SDG&E:
NET PERIODIC BENEFIT COST
Service cost	$37	$35	$31	$5	$5	$4
Interest cost	26	25	30	6	5	6
Expected return on assets	(46)	(50)	(49)	(10)	(10)	(10)
Amortization of:
Prior service cost	1	1	2	—	—	—
Actuarial loss (gain)	1	2	3	(2)	(2)	(3)
Settlement charges	14	6	—	—	—	—
Net periodic benefit cost (credit)	33	19	17	(1)	(2)	(3)
Regulatory adjustment	20	34	38	1	2	3
Total expense recognized	53	53	55	$—	$—	$—

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI
Net (gain) loss	(3)	1	6
Transfer of actuarial gain	—	—	(7)
Transfer of prior service credit	—	—	(5)
Amortization of actuarial loss	(1)	—	(1)
Amortization of prior service cost	—	(1)	(1)
Total recognized in OCI	(4)	—	(8)
Total recognized in net periodic benefit cost and OCI	$49	$53	$47
2022 Form 10-K | F-88

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
(Dollars in millions)
	Pension			PBOP
	Years ended December 31,			Years ended December 31,
	2022	2021	2020	2022	2021	2020
SoCalGas:
NET PERIODIC BENEFIT COST
Service cost	$96	$97	$86	$17	$17	$14
Interest cost	81	78	88	21	22	25
Expected return on assets	(126)	(113)	(107)	(53)	(48)	(43)
Amortization of:
Prior service cost (credit)	8	8	8	(2)	(3)	(2)
Actuarial loss (gain)	18	36	26	(12)	(7)	(7)
Settlement charges	14	25	—	—	—	—
Net periodic benefit cost (credit)	91	131	101	(29)	(19)	(13)
Regulatory adjustment	64	23	53	29	19	13
Total expense recognized	155	154	154	$—	$—	$—

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI
Net (gain) loss	(5)	2	6
Transfer of actuarial loss	—	—	5
Transfer of prior service cost	—	—	3
Amortization of actuarial loss	(2)	(1)	(1)
Amortization of prior service cost	(1)	(1)	(1)
Total recognized in OCI	(8)	—	12
Total recognized in net periodic benefit cost and OCI	$147	$154	$166
Assumptions for Pension and PBOP Plans
Benefit Obligation and Net Periodic Benefit Cost
Except for the IEnova plans, we develop the discount rate assumptions using a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high-quality corporate bonds that generate sufficient cash flows to provide for projected benefit payments of the plan. The selected bond portfolio is derived from a universe of corporate bonds with a Bloomberg Composite of AA or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plans’ projected benefit payments discounted at this rate with the market value of the bonds selected.
We develop the discount rate assumptions for the plans at IEnova by constructing a synthetic government zero coupon bond yield curve from the available market data, based on duration matching, and we add a risk spread to allow for the yields of high-quality corporate bonds. Such method is required when there is no deep market for high quality corporate bonds.
Long-term return on assets is based on the weighted average of the plans’ investment allocation as of the measurement date and the expected returns for those asset types.
Interest crediting rate is based on an average 30-year Treasury bond from the month of November of the preceding year.
We amortize prior service cost using straight line amortization over average future service (or average expected lifetime for plans where participants are substantially inactive employees), which is an alternative method allowed under U.S. GAAP.
2022 Form 10-K | F-89

The significant assumptions affecting benefit obligation and net periodic benefit cost are as follows:

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATION

	Pension		PBOP
	December 31,		December 31,
	2022	2021	2022	2021
Sempra:
Discount rate	5.63%	3.04%	5.65%	3.04%
Interest crediting rate(1)(2)	3.99	1.94	3.99	1.94
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
SDG&E:
Discount rate	5.60%	2.99%	5.65%	3.05%
Interest crediting rate(1)(2)	3.99	1.94	3.99	1.94
Rate of compensation increase	3.50-10.00	3.50-10.00	3.50-10.00	3.50-10.00
SoCalGas:
Discount rate	5.60%	3.04%	5.65%	3.05%
Interest crediting rate(1)(2)	3.99	1.94	3.99	1.94
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
(1)    Interest crediting rate for pension benefits applies only to funded cash balance plans.
(2)    Interest crediting rate for PBOP applies only to interest bearing health retirement accounts at SDG&E and SoCalGas.

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST

	Pension			PBOP
	Years ended December 31,			Years ended December 31,
	2022	2021	2020	2022	2021	2020
Sempra:
Discount rate	3.04%	2.78%	3.49%	3.04%	2.88%	3.54%
Expected return on plan assets	6.27	6.47	7.00	4.77	4.76	4.64
Interest crediting rate(1)(2)	1.94	1.62	2.28	1.94	1.62	2.28
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
SDG&E:
Discount rate	2.99%	2.73%	3.44%	3.05%	2.85%	3.55%
Expected return on plan assets	5.50	6.25	7.00	4.80	4.81	5.51
Interest crediting rate(1)(2)	1.94	1.62	2.28	1.94	1.62	2.28
Rate of compensation increase	3.50-10.00	2.70-10.00	2.70-10.00	3.50-10.00	2.70-10.00	2.70-10.00
SoCalGas:
Discount rate	3.04%	2.79%	3.50%	3.05%	2.90%	3.55%
Expected return on plan assets	6.75	6.75	7.00	4.71	4.70	4.41
Interest crediting rate(1)(2)	1.94	1.62	2.28	1.94	1.62	2.28
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
(1)    Interest crediting rate for pension benefits applies only to funded cash balance plans.
(2)    Interest crediting rate for PBOP applies only to interest bearing health retirement accounts at SDG&E and SoCalGas.
2022 Form 10-K | F-90

Health Care Cost Trend Rates
Assumed health care cost trend rates have a significant effect on the amounts that Sempra, SDG&E and SoCalGas report for the health care plan costs. Following are the health care cost trend rates applicable to our PBOP plans:

ASSUMED HEALTH CARE COST TREND RATES

	PBOP
	Pre-65 retirees			Retirees aged 65 years and older
	Years ended December 31,			Years ended December 31,
	2022	2021	2020	2022	2021	2020
Health care cost trend rate assumed for next year	6.00%	6.00%	6.00%	4.50%	4.75%	4.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend)	4.75%	4.75%	4.75%	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend	2028	2025	2025	2022	2022	2022
Plan Assets
Investment Allocation Strategy for Sempra’s Pension Master Trust
Sempra’s pension master trust holds the investments for our pension plans and a portion of the investments for our PBOP plans. We maintain additional trusts, as we discuss below, for certain of SDGE’s and SoCalGas’ PBOP plans. Other than through indexing strategies, the trusts do not invest in securities of Sempra.
The current asset allocation objective for the pension master trust is to protect the funded status of the plans while generating sufficient returns to cover future benefit payments and accruals. A portion of the pension master trust is invested in accordance with plan specific de-risking glidepaths designed to reduce the assets’ exposure to risk as the plans become better funded. We assess the portfolio performance by comparing actual returns with relevant benchmarks. The target asset allocations for Sempra’s pension master trust are between return-seeking assets (i.e., generally, equity securities, high-yield fixed income securities and other instruments with a similar risk profile) and risk-mitigating assets (i.e., generally, government and corporate fixed income securities) as follows:

TARGET ASSET ALLOCATIONS FOR SEMPRA’S PENSION MASTER TRUST
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Return-seeking assets	34%	42%	65%
Risk-mitigating assets	66%	58%	35%

We maintain asset allocations at strategic levels within reasonable bands of variance. The asset allocations are reviewed by our Plan Funding Committee and our Pension and Benefits Investment Committee (the Committees) on a regular basis to help ensure that plan assets are positioned to meet plan obligations. When evaluating strategic asset allocations, the Committees consider many variables, including:
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
Rate of Return Assumption
The expected return on assets in our pension and PBOP plans is based on the weighted-average of the plans’ investment allocations to specific asset classes as of the measurement date. We expect a return of between 4% and 12% on return-seeking assets and between 1% and 4% for risk-mitigating assets. Certain trusts that hold assets for SDG&E’s and SoCalGas’ PBOP plans are subject to taxation, which impacts the expected after-tax return on assets in the plan.
2022 Form 10-K | F-91

Concentration of Risk
Plan assets are diversified across global equity and bond markets, and concentration of risk in any one economic, industry, maturity or geographic sector is limited.
Investment Strategy for Sempra’s, SDG&E’s and SoCalGas’ PBOP Plans
Sempra’s PBOP plan is funded by cash contributions from Sempra. SDG&E’s and SoCalGas’ PBOP plans are funded by cash contributions from SDG&E and SoCalGas and their current retirees. The assets of these plans are placed into the pension master trust and other Voluntary Employee Beneficiary Association trusts and are invested in accordance with a de-risking glidepath designed to reduce the assets’ exposure to risk as the trusts become better funded. These specific allocations are periodically reviewed to help ensure that plan assets are positioned to meet plan obligations. The target asset allocations for the PBOP plans are between return-seeking assets and risk-mitigating assets as follows:

TARGET ASSET ALLOCATIONS FOR PBOP PLANS
(Dollars in millions)
	Sempra	SDG&E and SoCalGas
	Assets held in pension master trust	Assets held in pension master trust	Assets held in Voluntary Employee Beneficiary Association trusts
Return-seeking assets	74%	38%	30%
Risk-mitigating assets	26%	62%	70%
Fair Value of Pension and PBOP Plan Assets
We classify the investments in Sempra’s pension master trust and the trusts for SDG&E’s and SoCalGas’ PBOP plans based on the fair value hierarchy, except for certain investments measured at NAV.
The following are descriptions of the valuation methods and assumptions we use to estimate the fair values of investments held by pension and PBOP plan trusts.
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
We provide more discussion of fair value measurements in Notes 1 and 12. The following tables set forth by level within the fair value hierarchy a summary of the investments in our pension and PBOP plan trusts measured at fair value on a recurring basis.
2022 Form 10-K | F-92

The fair values by asset category are as follows:

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PENSION PLANS
(Dollars in millions)
	Fair value at December 31, 2022
	Level 1	Level 2	Total
SDG&E:
Cash and cash equivalents	$3	$—	3
Equity securities:
Domestic	79	1	80
International	40	—	40
Registered investment companies:
Domestic	35	2	37
International	5	—	5
Fixed income securities:
Domestic government and government agencies	224	3	227
International government bonds	—	2	2
Domestic corporate bonds	—	52	52
International corporate bonds	—	8	8
Other	(1)	—	(1)
Total investment assets in the fair value hierarchy	385	68	453
Accounts receivable/payable, net			(1)
Investments measured at NAV:
Common/collective trusts			210
Other			8
Total SDG&E investment assets			670
SoCalGas:
Cash and cash equivalents	6	—	6
Equity securities:
Domestic	311	2	313
International	158	—	158
Registered investment companies:
Domestic	137	7	144
International	20	—	20
Fixed income securities:
Domestic government and government agencies	261	17	278
International government bonds	—	6	6
Domestic corporate bonds	—	204	204
International corporate bonds	—	30	30
Other	(1)	1	—
Total investment assets in the fair value hierarchy	892	267	1,159
Accounts receivable/payable, net			(7)
Investments measured at NAV:
Common/collective trusts			355
Other			28
Total SoCalGas investment assets			$1,535
2022 Form 10-K | F-93

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PENSION PLANS (CONTINUED)
(Dollars in millions)
	Fair value at December 31, 2022
	Level 1	Level 2	Total
Other Sempra:
Cash and cash equivalents	$1	$—	$1
Equity securities:
Domestic	17	—	17
International	9	—	9
Registered investment companies:
Domestic	7	—	7
International	2	—	2
Fixed income securities:
Domestic government and government agencies	72	3	75
Domestic corporate bonds	—	11	11
International corporate bonds	—	1	1
Total investment assets in the fair value hierarchy	108	15	123
Investments measured at NAV:
Common/collective trusts			60
Other			2
Total other Sempra investment assets			185

Total Sempra investment assets in the fair value hierarchy	$1,385	$350
Total Sempra investment assets			$2,390
2022 Form 10-K | F-94

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PENSION PLANS
(Dollars in millions)
	Fair value at December 31, 2021
	Level 1	Level 2	Total
SDG&E:
Cash and cash equivalents	$3	$—	$3
Equity securities:
Domestic	154	1	155
International	70	—	70
Registered investment companies:
Domestic	37	4	41
International	6	—	6
Fixed income securities:
Domestic government and government agencies	251	4	255
International government bonds	—	2	2
Domestic corporate bonds	—	75	75
International corporate bonds	—	12	12
Total investment assets in the fair value hierarchy	521	98	619
Accounts receivable/payable, net			(4)
Investments measured at NAV:
Common/collective trusts			233
Other			11
Total SDG&E investment assets			859
SoCalGas:
Cash and cash equivalents	14	—	14
Equity securities:
Domestic	656	4	660
International	299	1	300
Registered investment companies:
Domestic	158	17	175
International	26	—	26
Fixed income securities:
Domestic government and government agencies	136	19	155
International government bonds	—	8	8
Domestic corporate bonds	—	321	321
International corporate bonds	—	50	50
Total investment assets in the fair value hierarchy	1,289	420	1,709
Accounts receivable/payable, net			(15)
Investments measured at NAV:
Common/collective trusts			356
Other			45
Total SoCalGas investment assets			$2,095

2022 Form 10-K | F-95

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PENSION PLANS (CONTINUED)
(Dollars in millions)
	Fair value at December 31, 2021
	Level 1	Level 2	Total
Other Sempra:
Cash and cash equivalents	$1	$—	$1
Equity securities:
Domestic	34	—	34
International	15	—	15
Registered investment companies:
Domestic	9	—	9
International	1	—	1
Fixed income securities:
Domestic government and government agencies	76	1	77
International government bonds	—	1	1
Domestic corporate bonds	—	17	17
International corporate bonds	—	3	3
Other	1	—	1
Total investment assets in the fair value hierarchy	137	22	159
Accounts receivable/payable, net			(1)
Investments measured at NAV:
Common/collective trusts			68
Other			2
Total other Sempra investment assets			228

Total Sempra investment assets in the fair value hierarchy	$1,947	$540
Total Sempra investment assets			$3,182
2022 Form 10-K | F-96

The fair values by asset category of the PBOP plan assets held in the pension master trust and in the additional trusts for SoCalGas’ PBOP plans and SDG&E’s PBOP plan trusts are as follows:

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PBOP PLANS
(Dollars in millions)
	Fair value at December 31, 2022
	Level 1	Level 2	Total
SDG&E:
Equity securities:
Domestic	$10	$—	$10
International	5	—	5
Registered investment companies:
Domestic	65	—	65
International	7	—	7
Fixed income securities:
Domestic government and government agencies	9	2	11
Domestic corporate bonds	—	6	6
International corporate bonds	—	1	1
Total investment assets in the fair value hierarchy	96	9	105
Investments measured at NAV – Common/collective trusts			42
Total SDG&E investment assets			147
SoCalGas:
Cash and cash equivalents	1	—	1
Equity securities:
Domestic	46	—	46
International	24	—	24
Registered investment companies:
Domestic	80	72	152
International	3	—	3
Fixed income securities:
Domestic government and government agencies	151	14	165
International government bonds	1	8	9
Domestic corporate bonds	—	269	269
International corporate bonds	—	37	37
Total investment assets in the fair value hierarchy	306	400	706
Accounts receivable/payable, net			(4)
Investments measured at NAV:
Common/collective trusts			218
Other			3
Total SoCalGas investment assets			923
Other Sempra:
Equity securities:
Domestic	6	—	6
International	3	—	3
Registered investment companies – Domestic	2	—	2
Fixed income securities:
Domestic government and government agencies	2	—	2
Domestic corporate bonds	—	4	4
Total investment assets in the fair value hierarchy	13	4	17
Investments measured at NAV:
Common/collective trusts			7
Other			2
Total other Sempra investment assets			26

Total Sempra investment assets in the fair value hierarchy	$415	$413
Total Sempra investment assets			$1,096
2022 Form 10-K | F-97

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PBOP PLANS
(Dollars in millions)
	Fair value at December 31, 2021
	Level 1	Level 2	Total
SDG&E:
Equity securities:
Domestic	$16	$—	$16
International	7	—	7
Registered investment companies:
Domestic	82	1	83
International	9	—	9
Fixed income securities:
Domestic government and government agencies	24	1	25
Domestic corporate bonds	—	8	8
International corporate bonds	—	1	1
Total investment assets in the fair value hierarchy	138	11	149
Accounts receivable/payable, net			(1)
Investments measured at NAV – Common/collective trusts			49
Total SDG&E investment assets			197

SoCalGas:
Cash and cash equivalents	2	—	2
Equity securities:
Domestic	83	1	84
International	37	—	37
Registered investment companies:
Domestic	74	73	147
International	3	—	3
Fixed income securities:
Domestic government and government agencies	241	17	258
International government bonds	1	11	12
Domestic corporate bonds	—	337	337
International corporate bonds	—	49	49
Total investment assets in the fair value hierarchy	441	488	929
Accounts receivable/payable, net			(1)
Investments measured at NAV:
Common/collective trusts			244
Other			6
Total SoCalGas investment assets			1,178

Other Sempra:
Equity securities:
Domestic	9	—	9
International	6	—	6
Registered investment companies – Domestic	2	—	2
Fixed income securities:
Domestic government and government agencies	2	1	3
Domestic corporate bonds	—	4	4
International corporate bonds	—	1	1
Total investment assets in the fair value hierarchy	19	6	25
Investments measured at NAV:
Common/collective trusts			7
Other			1
Total other Sempra investment assets			33

Total Sempra investment assets in the fair value hierarchy	$598	$505
Total Sempra investment assets			$1,408

2022 Form 10-K | F-98

Future Payments
We expect to contribute the following amounts to our pension and PBOP plans in 2023:

EXPECTED CONTRIBUTIONS
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Pension plans	$233	$53	$153
PBOP plans	5	1	1

The following table shows the total benefits we expect to pay for the next 10 years to current employees and retirees from the plans or from company assets.

EXPECTED BENEFIT PAYMENTS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Pension	PBOP	Pension	PBOP	Pension	PBOP
2023	$223	$46	$58	$10	$130	$33
2024	220	45	58	10	129	33
2025	216	45	59	10	131	32
2026	220	47	57	10	132	32
2027	220	44	56	10	129	32
2028-2032	1,062	220	285	47	654	161

SAVINGS PLANS
Sempra, SDG&E and SoCalGas offer trusteed savings plans to all employees. Employee participation, employee contributions and employer matching contributions are subject to the provisions of the respective plans, and for employee contributions, limits imposed by the respective governmental authorities.
Employer contributions to the savings plans were as follows:

EMPLOYER CONTRIBUTIONS TO SAVINGS PLANS
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sempra	$64	$52	$47
SDG&E	19	18	16
SoCalGas	30	28	25

The market value of Sempra common stock held by the savings plans was $1.1 billion and $1.0 billion at December 31, 2022 and 2021, respectively.
2022 Form 10-K | F-99

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
In the three years ended December 31, 2022, Sempra had the following types of equity awards outstanding:
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
◦If Sempra’s total return to shareholders or EPS growth is below the target levels but above threshold performance levels, shares are subject to partial vesting on a pro rata basis. If Sempra’s total return to shareholders or EPS growth exceeds target levels, up to an additional 100% of the granted RSUs may be issued.
◦For certain awards granted in 2018 that vest based on Sempra’s total return to shareholders, a modifier adds 20% to the award’s payout (as initially calculated based on total return to shareholders relative to that of specified market indices) for total shareholder return performance in the top quartile relative to historical benchmark data for Sempra and reduces the award’s payout by 20% for performance in the bottom quartile. However, in no event will more than an additional 100% of the granted RSUs be issued. If performance falls within the second or third quartiles, the modifier is not triggered, and the payout is based solely on total return to shareholders relative to that of specified market indices.
▪Service-Based Restricted Stock Units: RSUs may also be service-based; these generally vest ratably over three-year service periods (for awards granted after 2018), or at the end of three-year service periods (for awards granted during 2018). These awards are subject to earlier forfeiture upon termination of employment, subject to certain exceptions described below.
For awards that would otherwise be forfeited upon termination of employment, the Compensation and Talent Development Committee of Sempra’s board of directors may waive the forfeiture requirement and, with respect to options and service-based RSUs, may accelerate vesting. Awards are also subject to accelerated vesting under certain circumstances upon a change in control under the applicable LTIP, in accordance with severance pay agreements or to the extent otherwise required by the terms of the applicable award. Dividend equivalents on shares subject to RSUs are reinvested to purchase additional common shares that become subject to the same vesting conditions as the RSUs to which the dividends relate.
2022 Form 10-K | F-100

SHARE-BASED AWARDS AND COMPENSATION EXPENSE
At December 31, 2022, 5,056,550 common shares were authorized and available for future grants of share-based awards. Our practice is to satisfy share-based awards by issuing new shares rather than by open-market purchases.
We measure and recognize compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values on the date of grant. We recognize compensation costs net of an estimated forfeiture rate (based on historical experience) and recognize the compensation costs for nonqualified stock options and RSUs on a straight-line basis over the requisite service period of the award, which is generally three years. However, for awards granted to retirement-eligible participants, the expense is recognized over the initial year in which the award was granted as the award requires service through the end of the year in which it was granted. For awards granted to participants who become eligible for retirement during the requisite service period, the expense is recognized over the period between the date of grant and the later of the end of the year in which the award was granted or the date the participant first becomes eligible for retirement. Substantially all awards outstanding are classified as equity instruments; therefore, we recognize additional paid in capital as we recognize the compensation expense associated with the awards. We recognize in earnings the tax benefits (or deficiencies) resulting from tax deductions that are in excess of (or less than) tax benefits related to compensation cost recognized for share-based payments.
Sempra subsidiaries record an expense for the plans to the extent that subsidiary employees participate in the plans and/or the subsidiaries are allocated a portion of the Sempra plans’ corporate staff costs. Total share-based compensation expense for all of Sempra’s share-based awards was comprised as follows:

SHARE-BASED COMPENSATION EXPENSE
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sempra:
Share-based compensation expense, before income taxes(1)	$61	$58	$62
Income tax benefit(1)	(17)	(16)	(17)
	$44	$42	$45

Capitalized share-based compensation cost	$11	$9	$11
Excess income tax (benefit) deficiency	$(3)	$(9)	$(19)
SDG&E:
Share-based compensation expense, before income taxes	$11	$10	$11
Income tax benefit	(3)	(3)	(3)
	$8	$7	$8

Capitalized share-based compensation cost	$6	$5	$7
Excess income tax (benefit) deficiency	$—	$(1)	$(3)
SoCalGas:
Share-based compensation expense, before income taxes	$17	$14	$14
Income tax benefit	(5)	(4)	(4)
	$12	$10	$10

Capitalized share-based compensation cost	$5	$4	$4
Excess income tax (benefit) deficiency	$—	$(1)	$(3)
(1)    Includes activity of awards issued from the IEnova 2013 LTIP, which settled in cash upon vesting based on the price of IEnova’s common stock.
SEMPRA NONQUALIFIED STOCK OPTIONS
We use a Black-Scholes option-pricing model to estimate the fair value of each nonqualified stock option grant. The use of a valuation model requires us to make certain assumptions about selected model inputs. Expected volatility is calculated based on a blend of the historical and implied volatility of Sempra’s common stock price. The average expected term for options is based on the vesting schedule, contractual term of the option, expected employee exercise and post-termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term estimated at the date of the grant. In 2022, 2021 and 2020, Sempra’s board of directors granted 219,898, 222,620 and 154,860 nonqualified stock options, respectively, that become exercisable over a three-year period. The weighted-average per-share fair value for options
2022 Form 10-K | F-101

granted was $21.98, $19.07 and $19.76 in 2022, 2021 and 2020, respectively. To calculate this fair value, we used the Black-Scholes model with the following weighted-average assumptions:

KEY ASSUMPTIONS FOR STOCK OPTIONS GRANTED

	Years ended December 31,
	2022	2021	2020
Sempra:
Stock price volatility	26.08%	26.57%	18.78%
Expected term	5.36 years	5.36 years	5.34 years
Risk-free rate of return	1.40%	0.41%	1.68%
Annual dividend yield	3.33%	3.38%	2.60%

The following table shows a summary of nonqualified stock options at December 31, 2022 and activity for the year then ended:

NONQUALIFIED STOCK OPTIONS
	Common shares under options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Sempra:
Outstanding at January 1, 2022	537,344	$123.45
Granted	219,898	$131.99
Exercised	(40,630)	$106.76
Outstanding at December 31, 2022	716,612	$127.02	7.72	$20

Vested or expected to vest at December 31, 2022	716,612	$127.02	7.72	$20
Exercisable at December 31, 2022	307,563	$122.09	6.75	$10

The aggregate intrinsic value at December 31, 2022 is the total of the difference between Sempra’s closing common stock price and the exercise price for all in-the-money options. The aggregate intrinsic value for nonqualified stock options exercised in the last three years was:
▪$1.7 million in 2022
▪$1.4 million in 2021
▪$0.4 million in 2020
All compensation cost related to stock options had been recognized as of December 31, 2022. The weighted-average exercise price for nonqualified stock options granted in 2021 and 2020 was $123.80 and $149.12, respectively.
We received cash of $4 million, $5 million and a negligible amount from stock option exercises in 2022, 2021 and 2020, respectively.
SEMPRA RESTRICTED STOCK UNITS
We use Sempra’s common stock price at the grant date to estimate the fair value of our service-based RSUs and our RSUs that vest based on the compound annual growth rate of Sempra’s EPS.
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
2022 Form 10-K | F-102

KEY ASSUMPTIONS FOR RSUs GRANTED

	Years ended December 31,
	2022	2021	2020
Sempra:
Stock price volatility	32.82%	33.39%	16.35%
Risk-free rate of return	1.05%	0.16%	1.55%

The following table shows a summary of RSUs at December 31, 2022 and activity for the year then ended:

RESTRICTED STOCK UNITS

	Performance-based restricted stock units		Service-based restricted stock units
	Units	Weighted- average grant-date fair value	Units	Weighted- average grant-date fair value
Sempra:
Nonvested at January 1, 2022	870,777	$131.64	277,300	$127.54
Granted	341,139	$146.94	153,243	$132.64
Vested	(317,956)	$113.66	(139,020)	$126.41
Forfeited	(54,165)	$134.65	(15,886)	$139.01
Nonvested at December 31, 2022(1)	839,795	$144.39	275,637	$130.86
Expected to vest at December 31, 2022	823,418	$144.46	267,778	$130.90
(1)    Each RSU represents the right to receive one share of our common stock if applicable performance conditions are satisfied. For all performance-based RSUs, up to an additional 100% of the shares represented by the RSUs may be issued if Sempra exceeds target performance conditions.
In 2022, 2021 and 2020, the total fair value of RSU shares vested during the year was $54 million, $57 million and $70 million, respectively.
We expect $43 million of total compensation cost related to nonvested RSUs not yet recognized as of December 31, 2022 to be recognized over a weighted-average period of 1.6 years. The weighted-average per-share fair values for performance-based RSUs granted were $133.03 and $155.62 in 2021 and 2020, respectively. The weighted-average per-share fair values for service-based RSUs granted were $124.84 and $138.91 in 2021 and 2020, respectively.

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
2022 Form 10-K | F-103

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
ENERGY DERIVATIVES
Our market risk is primarily related to natural gas and electricity price volatility and the specific physical locations where we transact. We use energy derivatives to manage these risks. The use of energy derivatives in our various businesses depends on the particular energy market, and the operating and regulatory environments applicable to the business, as follows:
▪SDG&E and SoCalGas use natural gas derivatives and SDG&E uses electricity derivatives, for the benefit of customers, with the objective of managing price risk and basis risk, and stabilizing and lowering natural gas and electricity costs. These derivatives include fixed-price natural gas and electricity positions, options, and basis risk instruments, which are either exchange-traded or over-the-counter financial instruments, or bilateral physical transactions. This activity is governed by risk management and transacting activity plans limited by company policy. SDGE’s risk management and transacting activity plans for electricity derivatives are also required to be filed with, and have been approved by, the CPUC. SoCalGas is also subject to certain regulatory requirements and thresholds related to natural gas procurement under the GCIM. Natural gas and electricity derivative activities are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Consolidated Statements of Operations are reflected in Cost of Natural Gas or in Cost of Electric Fuel and Purchased Power.
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
▪Sempra Infrastructure may use natural gas and electricity derivatives, as appropriate, in an effort to optimize the earnings of its assets which support the following businesses: LNG, natural gas pipelines and storage, and power generation. Gains and losses associated with undesignated derivatives are recognized in Energy-Related Businesses Revenues on the Consolidated Statements of Operations.
▪From time to time, our various businesses, including SDG&E and SoCalGas, may use other energy derivatives to hedge exposures such as GHG allowances.
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
		December 31,
Commodity	Unit of measure	2022	2021
Sempra:
Natural gas	MMBtu	254	184
Electricity	MWh	1	1
Congestion revenue rights	MWh	42	45
SDG&E:
Natural gas	MMBtu	15	7
Electricity	MWh	—	1
Congestion revenue rights	MWh	42	45
SoCalGas:
Natural gas	MMBtu	224	201
2022 Form 10-K | F-104

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
In December 2022, Sempra Infrastructure entered into an undesignated contingent interest rate swap to lock in interest rates on up to $3.5 billion of the variable rate indebtedness from anticipated future project-level debt financing that would be used to pay for construction costs of the proposed PA LNG Phase 1 project. The contingent interest rate swap has a 25-year tenor, and its settlement is conditional upon the closing of project-level debt financing with respect to the proposed PA LNG Phase 1 project. We may elect to (i) cash settle the contingent interest rate swap five days after reaching the closing of project-level debt financing, or (ii) terminate the contingent interest rate swap and enter into new long-term interest rate swaps that are adjusted for the termination value of the contingent interest rate swap. We expect to close the project-level debt financing in the first quarter of 2023.
The following table presents the net notional amounts of our interest rate derivatives, excluding those in our equity method investments and the contingent interest rate swap.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	December 31, 2022		December 31, 2021
	Notional debt	Maturities	Notional debt	Maturities
Sempra:
Cash flow hedges	$294	2023-2034	$462	2022-2034
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
The following table presents the net notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	December 31, 2022		December 31, 2021
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cross-currency swaps	$306	2023	$306	2022-2023
Other foreign currency derivatives	111	2023-2024	106	2022-2023
2022 Form 10-K | F-105

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

DERIVATIVE INSTRUMENTS ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2022
	Current assets: Fixed-price contracts and other derivatives(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$10	$33	$—	$—
Foreign exchange instruments	—	—	(7)	(1)
Interest rate and foreign exchange instruments	—	—	(105)	—
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	480	133	(399)	(132)
Associated offsetting commodity contracts	(301)	(39)	301	39
Commodity contracts subject to rate recovery	138	27	(97)	(2)
Associated offsetting commodity contracts	(27)	(2)	27	2
Interest rate instrument	33	—	—	—
Net amounts presented on the balance sheet	333	152	(280)	(94)
Additional cash collateral for commodity contracts not subject to rate recovery	451	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	18	—	—	—
Total(2)	$802	$152	$(280)	$(94)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$107	$27	$(13)	$(2)
Associated offsetting commodity contracts	(12)	(2)	12	2
Net amounts presented on the balance sheet	95	25	(1)	—
Additional cash collateral for commodity contracts subject to rate recovery	17	—	—	—
Total(2)	$112	$25	$(1)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$31	$—	$(84)	$—
Associated offsetting commodity contracts	(15)	—	15	—
Net amounts presented on the balance sheet	16	—	(69)	—
Additional cash collateral for commodity contracts subject to rate recovery	1	—	—	—
Total	$17	$—	$(69)	$—
(1)    Included in Current Assets: Other for SoCalGas.
(2)    Normal purchase contracts previously measured at fair value are excluded.

2022 Form 10-K | F-106

DERIVATIVE INSTRUMENTS ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2021
	Current assets: Fixed-price contracts and other derivatives(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$—	$6	$(6)	$(2)
Foreign exchange instruments	1	1	(1)	—
Interest rate and foreign exchange instruments	—	—	(1)	(130)
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	136	11	(122)	(10)
Associated offsetting commodity contracts	(93)	(8)	93	8
Commodity contracts subject to rate recovery	38	52	(58)	—
Associated offsetting commodity contracts	(8)	—	8	—
Net amounts presented on the balance sheet	74	62	(87)	(134)
Additional cash collateral for commodity contracts not subject to rate recovery	58	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	46	—	—	—
Total(2)	$178	$62	$(87)	$(134)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$34	$52	$(20)	$—
Associated offsetting commodity contracts	(5)	—	5	—
Net amounts presented on the balance sheet	29	52	(15)	—
Additional cash collateral for commodity contracts subject to rate recovery	28	—	—	—
Total(2)	$57	$52	$(15)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4	$—	$(38)	$—
Associated offsetting commodity contracts	(3)	—	3	—
Net amounts presented on the balance sheet	1	—	(35)	—
Additional cash collateral for commodity contracts subject to rate recovery	18	—	—	—
Total	$19	$—	$(35)	$—
(1)    Included in Current Assets: Other for SoCalGas.
(2)    Normal purchase contracts previously measured at fair value are excluded.

2022 Form 10-K | F-107

The following table includes the effects of derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations and in OCI and AOCI.

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI				Pretax (loss) gain reclassified from AOCI into earnings
	Years ended December 31,				Years ended December 31,
	2022	2021	2020	Location	2022	2021	2020
Sempra:
Interest rate instruments	$40	$29	$(34)	Interest Expense	$(1)	$(11)	$(10)
Interest rate instruments	205	71	(185)	Equity Earnings(1)	(29)	(73)	(46)
Foreign exchange instruments	(8)	11	(4)	Revenues: Energy- Related Businesses	1	(1)	1
				Other Income (Expense), Net	(1)	—	—
Foreign exchange instruments	(5)	8	(3)	Equity Earnings(1)	—	—	—
Interest rate and foreign exchange instruments	25	(4)	(6)	Interest Expense	2	(1)	(1)
				Other Income (Expense), Net	12	(6)	(11)
Total	$257	$115	$(232)		$(16)	$(92)	$(67)
SoCalGas:
Interest rate instruments	$—	$—	$—	Interest Expense	$(1)	$—	$—
(1)    Equity earnings at our foreign equity method investees are recognized after tax.

For Sempra, we expect that net gains before NCI of $31 million, which are net of income tax expense, that are currently recorded in AOCI (with net gains of $18 million attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at December 31, 2022 is approximately 12 years for Sempra. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 17 years.
The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings
		Years ended December 31,
	Location	2022	2021	2020
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$(1,116)	$(203)	$17
Commodity contracts subject to rate recovery	Cost of Natural Gas	(56)	(25)	(7)
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	202	31	88
Interest rate instrument	Interest Expense	33	—	—
Foreign exchange instruments	Other Income (Expense), Net	—	(22)	(56)
Total		$(937)	$(219)	$42
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$202	$31	$88
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(56)	$(25)	$(7)
2022 Form 10-K | F-108

CREDIT RISK RELATED CONTINGENT FEATURES
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
For Sempra, the total fair value of this group of derivative instruments in a liability position at December 31, 2022 and 2021 was $106 million and $88 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at December 31, 2022 and 2021 was $69 million and $36 million, respectively. SDG&E did not have this group of derivative instruments in a liability position at December 31, 2022 or 2021. At December 31, 2022, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $106 million and $69 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
For Sempra, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 12. FAIR VALUE MEASUREMENTS
RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022 and 2021. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair-valued assets and liabilities, and their placement within the fair value hierarchy.
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
▪For commodity contracts, interest rate instruments and foreign exchange instruments, we primarily use a market or income approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable. We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). Level 3 recurring items relate to CRRs and long-term, fixed-price electricity positions at SDG&E, as we discuss below in “Level 3 Information – SDG&E.”
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
2022 Form 10-K | F-109

Because some of the inputs that are significant to the valuation are less observable, the Support Agreement is classified as Level 3, as we describe below in “Level 3 Information – Sempra Infrastructure.”

RECURRING FAIR VALUE MEASURES – SEMPRA
(Dollars in millions)
	Fair value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$10	$1	$—	$11
Equity securities	293	4	—	297
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	27	13	—	40
Municipal bonds	—	270	—	270
Other securities	—	227	—	227
Total debt securities	27	510	—	537
Total nuclear decommissioning trusts(1)	330	515	—	845
Short-term investments held in Rabbi Trust	55	—	—	55
Interest rate instruments	—	76	—	76
Commodity contracts not subject to rate recovery	—	273	—	273
Effect of netting and allocation of collateral(2)	451	—	—	451
Commodity contracts subject to rate recovery	82	19	35	136
Effect of netting and allocation of collateral(2)	12	—	6	18
Support Agreement, net of related guarantee fees	—	—	17	17
Total	$930	$883	$58	$1,871
Liabilities:
Foreign exchange instruments	$—	$8	$—	$8
Interest rate and foreign exchange instruments	—	105	—	105
Commodity contracts not subject to rate recovery	—	191	—	191
Commodity contracts subject to rate recovery	—	70	—	70
Total	$—	$374	$—	$374
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
2022 Form 10-K | F-110

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
2022 Form 10-K | F-111

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$10	$1	$—	$11
Equity securities	293	4	—	297
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	27	13	—	40
Municipal bonds	—	270	—	270
Other securities	—	227	—	227
Total debt securities	27	510	—	537
Total nuclear decommissioning trusts(1)	330	515	—	845
Commodity contracts subject to rate recovery	82	3	35	120
Effect of netting and allocation of collateral(2)	11	—	6	17
Total	$423	$518	$41	$982
Liabilities:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Total	$—	$1	$—	$1

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$13	$(10)	$—	$3
Equity securities	358	6	—	364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	48	8	—	56
Municipal bonds	—	321	—	321
Other securities	—	260	—	260
Total debt securities	48	589	—	637
Total nuclear decommissioning trusts(1)	419	585	—	1,004
Commodity contracts subject to rate recovery	12	—	69	81
Effect of netting and allocation of collateral(2)	22	—	6	28
Total	$453	$585	$75	$1,113
Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$15	$15
Total	$—	$—	$15	$15
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
2022 Form 10-K | F-112

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$16	$—	$16
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$16	$—	$17
Liabilities:
Commodity contracts subject to rate recovery	$—	$69	$—	$69
Total	$—	$69	$—	$69

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Effect of netting and allocation of collateral(1)	9	9	—	18
Total	$9	$10	$—	$19
Liabilities:
Commodity contracts subject to rate recovery	$—	$35	$—	$35
Total	$—	$35	$—	$35
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	2022	2021	2020
Balance at January 1	$54	$69	$28
Realized and unrealized (losses) gains	(56)	(50)	19
Allocated transmission instruments	(4)	3	6
Settlements	41	32	16
Balance at December 31	$35	$54	$69
Change in unrealized (losses) gains relating to instruments still held at December 31	$(10)	$(16)	$34
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

CONGESTION REVENUE RIGHTS AUCTION PRICE INPUTS

Settlement year	Price per MWh			Median price per MWh
2023	$(3.09)	to	$10.71	$(0.56)
2022	(3.67)	to	6.96	(0.70)
2021	(1.81)	to	14.11	(0.12)
2022 Form 10-K | F-113

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

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2022	$33.45	to	$274.70	$85.64
2021	24.10	to	105.00	53.57
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	2022	2021	2020
Balance at January 1	$7	$3	$—
Realized and unrealized gains(1)	19	11	6
Settlements	(9)	(7)	(3)
Balance at December 31(2)	$17	$7	$3
Change in unrealized gains relating to instruments still held at December 31	$18	$11	$3
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Consolidated Statements of Operations.
(2)    Balance at December 31, 2022 includes $7 in Other Current Assets and $10 in Other Long-Term Assets. Balances at December 31, 2021 and 2020 include $7 in Other Current Assets, offset by a negligible amount and $4, respectively, in Deferred Credits and Other on Sempra’s Consolidated Balance Sheets.

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
2022 Form 10-K | F-114

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying	Fair value
	amount	Level 1	Level 2	Level 3	Total
	December 31, 2022
Sempra:
Long-term note receivable(1)	$318	$—	$—	$286	$286
Long-term amounts due to unconsolidated affiliates	301	—	263	—	263
Total long-term debt(2)	24,513	—	21,549	—	21,549
SDG&E:
Total long-term debt(3)	$7,800	$—	$6,726	$—	$6,726
SoCalGas:
Total long-term debt(4)	$6,059	$—	$5,538	$—	$5,538

	December 31, 2021
Sempra:
Long-term note receivable(1)	$300	$—	$—	$327	$327
Long-term amounts due from unconsolidated affiliates(5)	640	—	642	—	642
Long-term amounts due to unconsolidated affiliates	287	—	295	—	295
Total long-term debt(2)	20,099	—	22,126	—	22,126
SDG&E:
Total long-term debt(3)	$6,417	$—	$7,236	$—	$7,236
SoCalGas:
Total long-term debt(4)	$4,759	$—	$5,367	$—	$5,367
(1)    Before allowances for credit losses of $7 and $8 at December 31, 2022 and 2021, respectively. Excludes unamortized transaction costs of $5 at both December 31, 2022 and 2021.
(2)    Before reductions of unamortized discount and debt issuance costs of $289 and $260 at December 31, 2022 and 2021, respectively, and excluding finance lease obligations of $1,343 and $1,335 at December 31, 2022 and 2021, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $70 and $61 at December 31, 2022 and 2021, respectively, and excluding finance lease obligations of $1,256 and $1,274 at December 31, 2022 and 2021, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $48 and $36 at December 31, 2022 and 2021, respectively, and excluding finance lease obligations of $87 and $61 at December 31, 2022 and 2021, respectively.
(5)    Before allowances for credit losses of $1 at December 31, 2021. Includes $2 of accrued interest receivable at December 31, 2021 in Due From Unconsolidated Affiliate – Current.

We provide the fair values for the securities held in the NDT related to SONGS in Note 15.

NOTE 13. PREFERRED STOCK
Sempra and SDG&E are authorized to issue up to 50 million and 45 million shares of preferred stock, respectively. At December 31, 2022 and 2021, SDG&E had no preferred stock outstanding. The rights, preferences, privileges and restrictions for any new series of preferred stock would be established by each company’s board of directors at the time of issuance. We discuss SoCalGas preferred stock below.
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
2022 Form 10-K | F-115

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
SEMPRA SERIES C PREFERRED STOCK
At December 31, 2022 and 2021, Sempra had 900,000 shares of 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C (series C preferred stock) outstanding.
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
Dividends
Dividends on the series C preferred stock, when, as and if declared by our board of directors or an authorized committee thereof, are payable in cash, on a cumulative basis, semi-annually in arrears. Dividends on the series C preferred stock will be cumulative whether or not:
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
2022 Form 10-K | F-116

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
SOCALGAS PREFERRED STOCK
SoCalGas is authorized to issue up to an aggregate of 11 million shares of preferred stock, series preferred stock and preference stock. The table below presents preferred stock outstanding at SoCalGas:

PREFERRED STOCK OUTSTANDING
(Dollars in millions, except per share amounts)
	December 31,
	2022	2021
$25 par value, authorized 1,000,000 shares:
6% Series, 79,011 shares outstanding	$3	$3
6% Series A, 783,032 shares outstanding	19	19
SoCalGas - Total preferred stock	22	22
Less: 50,970 shares of the 6% Series outstanding owned by PE	(2)	(2)
Sempra - Total preferred stock of subsidiary	$20	$20

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
2022 Form 10-K | F-117

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
On April 6, 2022, we entered into an ASR program under which we prepaid $250 million to repurchase shares of our common stock in a share forward transaction. A total of 1,471,957 shares were purchased under this program at an average price of $169.84 per share. The total number of shares purchased was determined by dividing the $250 million purchase price by the arithmetic average of the volume-weighted average trading prices of shares of our common stock during the valuation period of April 7, 2022 through April 25, 2022, minus a fixed discount. The ASR program was completed on April 25, 2022. As of February 28, 2023, a maximum of $1.25 billion and no more than 19,632,529 shares may yet be purchased under the July 6, 2020 repurchase authorization.
2022 Form 10-K | F-118

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

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2022	2021	2020
Sempra:
Numerator for continuing operations:
Income from continuing operations, net of income tax	$2,285	$1,463	$2,255
Earnings attributable to noncontrolling interests	(146)	(145)	(162)
Preferred dividends	(44)	(63)	(168)
Preferred dividends of subsidiary	(1)	(1)	(1)
Earnings from continuing operations attributable to common shares	$2,094	$1,254	$1,924

Numerator for discontinued operations:
Income from discontinued operations, net of income tax	$—	$—	$1,850
Earnings attributable to noncontrolling interests	—	—	(10)
Earnings from discontinued operations attributable to common shares	$—	$—	$1,840

Numerator for earnings:
Earnings attributable to common shares	$2,094	$1,254	$3,764

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	315,159	311,755	291,077
Dilutive effect of stock options and RSUs(2)	1,219	752	1,175
Dilutive effect of mandatory convertible preferred stock	—	529	—
Weighted-average common shares outstanding for diluted EPS	316,378	313,036	292,252

Basic EPS:
Earnings from continuing operations	$6.65	$4.03	$6.61
Earnings from discontinued operations	$—	$—	$6.32
Earnings	$6.65	$4.03	$12.93

Diluted EPS:
Earnings from continuing operations	$6.62	$4.01	$6.58
Earnings from discontinued operations	$—	$—	$6.30
Earnings	$6.62	$4.01	$12.88
(1)     Includes fully vested RSUs held in our Deferred Compensation Plan of 403 in 2022, 453 in 2021 and 537 in 2020. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for 2022, 2021 and 2020 excludes potentially dilutive shares related to stock options and RSUs of 86,532, 211,155 and 187,028, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
In 2021, the potentially dilutive impact from mandatory convertible preferred stock was calculated under the if-converted method until the mandatory conversion date. After the mandatory conversion date, the converted shares are included in weighted-average common shares outstanding for basic EPS. As we discuss in Note 13, we converted our series A preferred stock into common
2022 Form 10-K | F-119

stock on January 15, 2021 and our series B preferred stock into common stock on July 15, 2021. The computation of diluted EPS for the years ended December 31, 2021 and 2020 excludes potentially dilutive shares related to our mandatory convertible preferred stock of 2,272,117 and 17,889,365, respectively, because to include them would be antidilutive for those periods.
We are authorized to issue 750 million shares of no par value common stock. The following table provides common stock activity for the last three years.

COMMON STOCK ACTIVITY

	2022	2021	2020
Sempra:
Common shares outstanding, January 1	316,919,782	288,470,244	291,712,925
Conversion of mandatory convertible preferred stock	—	18,037,745	—
Shares issued in IEnova exchange offer	—	12,306,777	—
RSUs vesting(1)	457,222	686,916	896,839
Stock options exercised	40,630	50,671	4,400
Savings plan issuance	—	—	201,431
Common stock investment plan(2)	—	—	42,955
Issuance of RSUs held in our Deferred Compensation Plan	65,013	102,238	103,552
Shares repurchased(3)	(3,147,969)	(2,734,809)	(4,491,858)
Common shares outstanding, December 31	314,334,678	316,919,782	288,470,244
(1)    Includes dividend equivalents.
(2)    Participants in the Direct Stock Purchase Plan may reinvest dividends to purchase newly issued shares.
(3)    Includes shares repurchased under the repurchase programs that we discuss above. Generally, we purchase shares of our common stock or units from LTIP participants who elect to sell to us a sufficient number of vested RSUs to meet minimum statutory tax withholding requirements.

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
2022 Form 10-K | F-120

with CPUC regulations. SDG&E classifies debt and equity securities held in the NDT as available-for-sale. The NDT assets are presented on the Sempra and SDG&E Consolidated Balance Sheets at fair value with the offsetting credits recorded in noncurrent Regulatory Liabilities.
Except for the use of funds for the planning of decommissioning activities or NDT administrative costs, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs for Units 2 and 3. In December 2022, the CPUC granted SDG&E authorization to access NDT funds of up to $81 million for forecasted 2023 costs.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	December 31, 2022
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$40	$1	$(1)	$40
Municipal bonds(2)	283	1	(14)	270
Other securities(3)	248	—	(21)	227
Total debt securities	571	2	(36)	537
Equity securities	111	194	(8)	297
Short-term investments, primarily cash equivalents	11	—	—	11
Receivables (payables), net	(4)	—	—	(4)
Total	$689	$196	$(44)	$841

	December 31, 2021
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$56	$—	$—	$56
Municipal bonds	309	13	(1)	321
Other securities	255	7	(2)	260
Total debt securities	620	20	(3)	637
Equity securities	104	262	(2)	364
Short-term investments, primarily cash equivalents	3	—	—	3
Receivables (payables), net	8	—	—	8
Total	$735	$282	$(5)	$1,012
(1)    Maturity dates are 2023-2053.
(2)    Maturity dates are 2023-2056.
(3)    Maturity dates are 2023-2072.

2022 Form 10-K | F-121

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Proceeds from sales	$639	$961	$1,439
Gross realized gains	18	67	156
Gross realized losses	(20)	(5)	(17)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units was $540 million at December 31, 2022 and is based on a cost study prepared in 2020 that is pending CPUC approval, which SDG&E expects to receive in 2023. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. We expect SDG&E’s undiscounted SONGS decommissioning payments to be $92 million in 2023, $77 million in 2024, $46 million in 2025, $52 million in 2026, $32 million in 2027, and $686 million thereafter.
U.S. DEPARTMENT OF ENERGY NUCLEAR FUEL DISPOSAL
Spent nuclear fuel from SONGS is currently stored on-site in an ISFSI licensed by the NRC. The ISFSI will operate until 2051, when it is assumed that the DOE will have taken custody of all the SONGS spent fuel. The ISFSI would then be decommissioned, and the site restored to its original environmental state. Until then, SONGS owners are responsible for interim storage of spent nuclear fuel at SONGS.
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
2022 Form 10-K | F-122

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
At December 31, 2022, loss contingency accruals for legal matters, including associated legal fees and regulatory matters related to the Leak, that are probable and estimable were $281 million for Sempra, including $205 million for SoCalGas. Amounts for Sempra and SoCalGas include $130 million for matters related to the Leak, which we discuss below. We discuss our policy regarding accrual of legal fees in Note 1.
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
The agreement governing the settlement of the Individual Plaintiff Litigation requires each plaintiff who agrees to participate in the settlement to release all such plaintiff’s claims against SoCalGas, Sempra and their respective affiliates related to the Leak and the Individual Plaintiff Litigation. The Individual Plaintiffs who do not participate in the settlement (the Remaining Individual Plaintiffs) will be able to continue to pursue their claims. Over 99% of the Individual Plaintiffs agreed to participate and submitted valid releases, and SoCalGas paid $1.79 billion in 2022 under the agreement. As of February 21, 2023, approximately 265 of the Remaining Individual Plaintiffs had not been located or had failed to respond, according to plaintiffs’ counsel.
In September 2021, SoCalGas and Sempra entered into an agreement to settle a class action on behalf of persons and businesses who owned or leased real property within a five-mile radius of the well where the Leak occurred for a total amount of $40 million. In April 2022, the LA Superior Court gave final approval of the settlement.
In October 2018 and October 2020, complaints on behalf of five property developers (the Developer Plaintiffs) were filed against SoCalGas and Sempra in connection with the Leak. The complaints alleged causes of action for strict liability, negligence per se, negligence, negligent interference, continuing nuisance, permanent nuisance, inverse condemnation and violation of the California Unfair Competition Law and California Public Utilities Code section 2106, and sought compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees. In 2022, SoCalGas and Sempra settled the claims of all of the Developer Plaintiffs and their claims were dismissed.
Litigation – Unresolved. Four shareholder derivative actions were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra and/or SoCalGas. Three of the four shareholder derivative actions that were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra and/or SoCalGas were joined in an Amended Consolidated Shareholder Derivative Complaint filed in the coordinated proceeding in the LA Superior Court, which was
2022 Form 10-K | F-123

dismissed with prejudice in January 2021. The plaintiffs have appealed this dismissal. The LA Superior Court dismissed the remaining fourth action with prejudice in November 2022. The plaintiffs have appealed this dismissal.
In addition, the Remaining Individual Plaintiffs referred to above will be able to continue to pursue their claims. Also, as of February 21, 2023, 14 new lawsuits on behalf of approximately 235 plaintiffs were filed since the September 2021 settlement.
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
At December 31, 2022, the Aliso Canyon natural gas storage facility had a net book value of $958 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, or we could incur materially higher than expected operating costs and/or be required to make material additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized.
Cost Estimate, Insurance and Accounting and Other Impacts. SoCalGas has incurred significant costs related to the Leak, primarily to defend against and settle civil and criminal litigation and regulatory proceedings arising from the Leak; for temporary relocation of community residents; to control the well and stop the Leak; to mitigate the natural gas released; to purchase natural gas to replace what was lost through the Leak; to pay the costs of the government-ordered response to the Leak, including the costs for a root cause analysis; to respond to various government and agency investigations regarding the Leak; and to comply with increased regulation imposed as a result of the Leak. At December 31, 2022, SoCalGas estimates these costs related to the Leak are $3,486 million (the cost estimate), including $1,279 million of costs recovered from insurance. Other than insurance for directors’ and officers’ liability, we have exhausted all of our insurance for this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. At December 31, 2022, $129 million of the cost estimate is accrued in Reserve for Aliso Canyon Costs and $4 million of the cost estimate is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Consolidated Balance Sheets.
SoCalGas recorded total charges of $259 million ($199 million after tax), $1.59 billion ($1.15 billion after tax) and $307 million ($233 million after tax) in the years ended December 31, 2022, 2021 and 2020, respectively, in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Consolidated Statements of Operations related to the litigation and regulatory proceedings that we describe above. These charges are included in the cost estimate.
Except for the amounts paid or estimated to settle certain legal and regulatory matters as described above, the cost estimate does not include any amounts necessary to resolve the matters that we describe above in “Litigation – Unresolved” and “Regulatory Proceedings – Unresolved,” threatened litigation, other potential litigation or other costs, in each case to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs.
2022 Form 10-K | F-124

Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued. The costs or losses not included in the cost estimate could be significant.
An adverse outcome with respect to (i) the litigation described above under “Litigation – Unresolved,” (ii) threatened or other potential litigation related to the Leak, (iii) the Leak OII if approval of the negotiated settlement is not obtained, or (iv) the unresolved proceeding pursuant to the SB 380 OII, could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure
Energía Costa Azul
We describe below certain land and customer disputes and permit challenges affecting our ECA Regas Facility. Certain of these land disputes involve land on which portions of the ECA LNG liquefaction facilities under construction and in development are expected to be situated or on which portions of the ECA Regas Facility that would be necessary for the operation of such ECA LNG liquefaction facilities are situated. One or more unfavorable final decisions on these disputes or challenges could materially adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility and have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
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
In addition, a case involving an area of real property on which part of the ECA Regas Facility is situated is subject to a claim in the federal Agrarian Court, in which the plaintiff seeks to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The proceeding, which seeks an order that SEDATU annul the ECA Regas Facility’s competing property title, was initiated in 2006 and, in July 2021, a decision was issued in favor of the ECA Regas Facility. The plaintiff appealed, and in February 2022, the appellate court confirmed the ruling in favor of the ECA Regas Facility and dismissed the appeal. The plaintiff filed a federal appeal against the appellate court ruling. A ruling from the Federal Collegiate Circuit Court is pending.
Land Disputes – Resolved. Three cases involving an area of real property on which part of the ECA Regas Facility is situated, each brought by a single plaintiff or her descendants, were filed against the facility. The disputed area, which is a parcel adjacent to the ECA Regas Facility that allegedly overlaps with land on which the ECA Regas Facility is situated and also adjacent to the parcel subject to the unresolved Agrarian Court proceeding described in the preceding paragraph, is subject to a claim in the federal Agrarian Court and two claims in Mexican civil courts. The ECA Regas Facility first bought the property from the federal government in 2003; however, to resolve an ownership controversy, in 2008, the ECA Regas Facility reached a financial settlement with the plaintiff to eliminate an adverse claim to its title. Nevertheless, the plaintiff sued in 2013 for the nullity of both titles. The Agrarian Court ruled in favor of the plaintiff in May 2021, nullifying the first property title. Sempra Infrastructure appealed the ruling in July 2021. In May 2022, Sempra Infrastructure won the appeal and the plaintiff’s claims were dismissed, thereby concluding the Agrarian Court proceeding. The ECA Regas Facility continues to hold the second property title to the land. The two civil court proceedings seek to invalidate the contract by which the ECA Regas Facility purchased for the second time the applicable parcel of land on which the ECA Regas Facility is situated on the grounds that the purchase price was allegedly unfair. In the first civil case, initiated in 2013, the court ruled in favor of the ECA Regas Facility, and the final decision was affirmed on a federal appeal, thereby concluding the first civil case. The descendants of the same plaintiff filed the second civil case in 2019, which was dismissed by the court. However, the dismissal was appealed. In April 2022, the ECA Regas Facility entered into a settlement agreement with the plaintiff, whereby the plaintiff has agreed to recognize the ECA Regas Facility as the sole owner of the property and waive any current or future rights over the property, or any other properties related
2022 Form 10-K | F-125

to the ECA Regas Facility. The settlement agreement has been approved by the court, thereby concluding the remaining civil case.
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
Citing the alleged breach, Shell Mexico stopped making payments under its LNG storage and regasification agreement. Due to nonpayment, Sempra Infrastructure drew against Shell Mexico’s letters of credit provided as payment security until they were fully exhausted in March 2022. In September 2022, Shell Mexico paid its invoices from March 2022 through August 2022, bringing its account to current, resumed paying invoices as they come due, and renewed its letters of credit. Although Gazprom had previously been making regular monthly payments under its LNG storage and regasification agreement, Sempra Infrastructure drew against and fully exhausted Gazprom’s letters of credit in April 2022 due to Gazprom’s non-renewal of such letters of credit as required under the agreement. Gazprom did not pay its invoices from March 2022 through July 2022, so funds drawn from the letters of credit were used to fully offset such nonpayment. In September 2022, Gazprom paid its August 2022 invoice, bringing its account to current, and resumed paying invoices as they come due. Subsequent invoices, if not paid by Gazprom, will be offset by funds drawn from the letters of credit. In November 2022, the German government nationalized the parent company of Gazprom, Gazprom Germania (rebranded as “Securing Energy for Europe”), to help stabilize Gazprom’s finances.
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
2022 Form 10-K | F-126

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
Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory that has made that section inoperable since August 2017 and, as a result, Sempra Infrastructure declared a force majeure event. In 2017, an appellate court ruled that the scope of the 2016 suspension order encompassed the wider Yaqui territory, which has prevented Sempra Infrastructure from making repairs to put the pipeline back in service. In July 2019, a federal district court ruled in favor of Sempra Infrastructure and held that the Yaqui tribe was properly consulted and that consent from the Yaqui tribe was properly received. Representatives of the Bácum community appealed this decision, causing the suspension order preventing Sempra Infrastructure from repairing the damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory to remain in place until the appeals process is exhausted. In December 2021, the court of appeals referred the matter to Mexico’s Supreme Court. In June 2022, the Supreme Court remanded the case back to the court of appeals for final resolution. The CFE asked the court of appeals to dismiss the Bácum community’s appeal based on the plan to re-route the portion of the pipeline that is in the Yaqui territory. In December 2022, the court of appeals reversed the federal district court’s ruling and ordered the district court to issue a new ruling that takes into account the planned re-routing of the pipeline.
Sempra Infrastructure exercised its rights under the contract, which included seeking force majeure payments for the two-year period such force majeure payments were required to be made, which ended in August 2019.
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the arbitration process ended when Sempra Infrastructure and the CFE reached an agreement to restart natural gas transportation service in January 2020 as the new service start date, and to modify the tariff structure and extend the term of the contract by 10 years. Subsequently, Sempra Infrastructure and the CFE agreed to extend the service start date multiple times, most recently to May 31, 2023. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is back in service. If the pipeline is not back in service or the parties do not agree on a new service start date by May 31, 2023, Sempra Infrastructure retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. Discussions with the CFE regarding the future of the pipeline are underway in accordance with a non-binding MOU announced in January 2022 that, among other matters, addresses efforts to restart service on the pipeline. In July 2022, Sempra Infrastructure and the CFE entered into a Shareholders’ Agreement that establishes a framework for a JV between the parties to work on restarting service on the pipeline, including the re-routing of a portion of the pipeline. This agreement is subject to a number of conditions to be satisfied before it becomes effective, including regulatory and corporate authorizations.
At December 31, 2022, Sempra Infrastructure had $420 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline (which has not been agreed to by the parties, but is subject to negotiation pursuant to a non-binding MOU and a Shareholders’ Agreement, as described above) and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Sasabe-Puerto Libertad-Guaymas Segment – Resolved. In June 2014, Sempra Infrastructure and a landowner agreed to enter into a voluntary right-of-way easement agreement for the construction and operation of a seven-mile section of the 314-mile Sasabe-Puerto Libertad-Guaymas segment of the Sonora natural gas pipeline on the landowner’s property. However, in 2015, the landowner filed a complaint demanding the easement agreement be nullified. In September 2021, a definitive and non-appealable judgment was issued declaring the easement agreement nullified and ordering the removal of the pipeline from the landowner’s property. The execution of the judgment was suspended as a result of an amparo lawsuit filed by the CFE as an interested third party that did not participate in the litigation. Sempra Infrastructure filed a special judicial action asking the civil court to acknowledge the existence of the easement and to determine the consideration the landowner should receive in exchange for the easement. In July 2022, Sempra Infrastructure and the landowner entered into a new easement agreement approved by the court for the seven-mile section on the landowner’s property, thus bringing this case to definitive conclusion.
2022 Form 10-K | F-127

Litigation Related to Regulatory and Other Actions by the Mexican Government – Unresolved
Amendments to Mexico’s Electricity Industry Law. In March 2021, the Mexican government published a decree with amendments to Mexico’s Electricity Industry Law that include some public policy changes, including establishing priority of dispatch for CFE plants over privately owned plants. According to the decree, these amendments were to become effective on March 10, 2021, and SENER, the CRE and Centro Nacional de Control de Energía (Mexico’s National Center for Energy Control) were to have 180 calendar days to modify, as necessary, all resolutions, policies, criteria, manuals and other regulations applicable to the power industry to conform with this decree. However, a Mexican court issued a suspension of the amendments on March 19, 2021. In April 2022, the Mexican Supreme Court resolved an action of unconstitutionality filed by a group of senators against the amended Electricity Industry Law, but the qualified majority of eight votes out of 11 as is required in matters involving constitutionality was not reached and the proceeding was dismissed, which means that the Mexican Supreme Court did not issue a binding precedent and the amended Electricity Industry Law remains in force. Sempra Infrastructure filed three lawsuits against the amendments to the Electricity Industry Law and, in each of them, Sempra Infrastructure obtained a favorable judgment in the lower courts, which has been appealed. If the proposed amendments are affirmed by the lower courts or by the Mexican Supreme Court (which in these cases would only require a simple majority vote), the CRE may be required to revoke self-supply permits granted under the former electricity law, which were grandfathered when the new Electricity Industry Law was enacted, under a legal standard that is ambiguous and not well defined under the law. If such self-supply permits granted under the former electricity law are revoked, it may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, may result in decreased revenues and cash flows, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Litigation Related to Regulatory and Other Actions by the Mexican Government – Resolved
Transmission Rates for Legacy Generation Facilities. In May 2020, the CRE approved an update to the transmission rates included in legacy renewable and cogeneration energy contracts based on the claim that the legacy transmission rates did not reflect fair and proportional costs for providing the applicable services and, therefore, created inequitable competitive conditions. Three of Sempra Infrastructure’s renewable energy facilities (Don Diego Solar, Border Solar and Ventika) are currently holders of contracts with such legacy rates, and under the terms of these contracts any increases in the transmission rates would be passed through directly to their customers. These renewable energy facilities sought and obtained injunctive relief but were required to guarantee the difference in tariffs. The three facilities obtained favorable resolutions from a lower court and the CRE appealed those decisions, which were definitively affirmed in favor of the Don Diego Solar, Border Solar and Ventika facilities, whereby the injunctions were made permanent, the regulations were declared unconstitutional, and the guarantee was determined to not be required. There are no further opportunities to appeal and therefore these resolutions are final.
Offtakers of Legacy Generation Permits. In October 2020, the CRE approved a resolution to amend the rules for the inclusion of new offtakers of legacy generation and self-supply permits (the Offtaker Resolution), which became effective immediately. The Offtaker Resolution prohibits self-supply permit holders from adding new offtakers that were not included in the original development or expansion plans, making modifications to the amount of energy allocated to the named offtakers, and including load centers that have entered into a supply arrangement under Mexico’s Electricity Industry Law. Don Diego Solar, Border Solar and Ventika are holders of self-supply permits, and the two solar facilities are currently affected by the Offtaker Resolution. In January 2022, Don Diego Solar and Border Solar obtained injunctive relief and a favorable resolution from a Mexican federal district court and the CRE appealed that decision. In December 2022, the court of appeals definitively resolved the case by confirming the federal district court’s judgment in favor of Don Diego Solar and Border Solar and there are no further opportunities to appeal and therefore this resolution is final.
Amendments to Mexico’s Hydrocarbons Law. In May 2021, amendments to Mexico’s Hydrocarbons Law were published and became effective. The amendments grant SENER and the CRE additional powers to suspend and revoke permits related to the midstream and downstream sectors. Suspension of permits will be determined by SENER or the CRE when a danger to national security, energy security, or to the national economy is foreseen. Likewise, new grounds for the revocation of permits are in place if the permit holder (i) carries out its activity with illegally imported products; (ii) fails, on more than one occasion, to comply with the provisions applicable to quantity, quality and measurement of the products; or (iii) modifies the technical conditions of its infrastructure without authorization. Additionally, in the case of existing permits, authorities will revoke those permits that fail to comply with the minimum storage requirements established by SENER or fail to comply with requirements or violate provisions established by the amended Hydrocarbons Law. All the Sempra Infrastructure entities participating in the Mexico hydrocarbons sector filed lawsuits against the initiative to reform the Hydrocarbons Law. In 2021, district courts issued judgments that the amendments do not affect the interests of the companies at this time and, as a result, dismissed the amparo lawsuits, including the lawsuits filed by the Sempra Infrastructure entities. The Sempra Infrastructure entities have appealed these
2022 Form 10-K | F-128

judgments. The Circuit Courts upheld the dismissal of the amparo lawsuits and there are no further opportunities to appeal, thereby concluding the amparo lawsuits.
Other Litigation – Unresolved
RBS Sempra Commodities
Sempra holds an equity method investment in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. In 2015, liquidators filed a claim in the High Court of Justice against RBS (now NatWest Markets plc, our partner in the JV) and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE, a subsidiary of RBS Sempra Commodities. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $54 million in U.S. dollars at December 31, 2022), plus costs and interest. In October 2020, the High Court of Justice assessed costs and interest to be approximately £21 million (approximately $25 million in U.S. dollars at December 31, 2022) as of that date, with interest continuing to accrue. The Defendants appealed and, in May 2021, the Court of Appeal set aside the High Court of Justice’s decision and ordered a retrial. In July 2022, the Supreme Court of the U.K. denied the Liquidating Companies application for permission to appeal the Court of Appeal’s decision. No date has been scheduled for the retrial. J.P. Morgan Chase & Co., which acquired RBS SEE and later sold it to Mercuria Energy Group, Ltd., previously notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and J.P. Morgan Chase & Co. has in turn sought indemnity from Sempra and RBS.
We recorded $100 million in equity losses from our investment in RBS Sempra Commodities in Equity Earnings on Sempra’s Consolidated Statement of Operations in 2020, which represented an estimate of our obligations to settle pending VAT matters and related legal costs. In 2021, we reduced this estimate by $50 million based on a related settlement with HMRC on the First-Tier Tribunal case and revised assumptions on the High Court of Justice case.
Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra were defendants in personal injury lawsuits brought in state courts throughout the U.S. These cases alleged illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They sought compensatory and punitive damages. As of February 21, 2023, two lawsuits are pending. Additionally, in connection with a December 2015 deadline in the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding. The costs to defend or resolve these lawsuits or claims and the amount of damages that may be imposed or incurred could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
Some of our lease agreements contain nonlease components, which represent activities that transfer a separate good or service to the lessee. As the lessee for both operating and finance leases, we have elected to combine lease and nonlease components as a single lease component for real estate, fleet vehicles, power generating facilities and pipelines, whereby fixed or in-substance fixed payments allocable to the nonlease component are accounted for as part of the related lease liability and ROU asset. As the lessor, we have elected to combine lease and nonlease components as a single lease component for real estate and refined products
2022 Form 10-K | F-129

terminals if the timing and pattern of transfer of the lease and nonlease components are the same and the lease component would be classified as an operating lease if accounted for separately.
Lessee Accounting
We have operating and finance leases for real and personal property (including office space, land, fleet vehicles, machinery and equipment, warehouses and other operational facilities) and PPAs with renewable energy, energy storage and peaker plant facilities.
Some of our leases include options to extend the lease terms for up to 25 years, or to terminate the lease within one year. Our lease liabilities and ROU assets are based on lease terms that may include such options when it is reasonably certain that we will exercise the option.
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
Certain of our leases contain escalation clauses requiring annual increases in rent ranging from 2% to 7% or based on the Consumer Price Index. The rentals payable under these leases may increase by a fixed amount each year or by a percentage of a base year. Variable lease payments that are based on an index or rate are included in the initial measurement of our lease liability and ROU asset based on the index or rate at lease commencement and are not remeasured because of changes to the index or rate. Rather, changes to the index or rate are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.
Similarly, PPAs for the purchase of renewable energy at SDG&E require lease payments based on a stated rate per MWh produced by the facilities, and we are required to purchase substantially all the output from the facilities. SDG&E is required to pay additional amounts for capacity charges and actual purchases of energy that exceed the minimum energy commitments. Under these contracts, we do not recognize a lease liability or ROU asset for leases for which there are no fixed lease payments. Rather, these variable lease payments are recognized separately as variable lease costs. SDG&E estimates these variable lease payments to be $297 million in each of 2023 and 2024, $296 million in 2025, $290 million in 2026, $289 million in 2027 and $2,496 million thereafter.
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
2022 Form 10-K | F-130

Classification of ROU assets and lease liabilities and the weighted-average remaining lease term and discount rate associated with operating and finance leases are summarized in the table below.

LESSEE INFORMATION ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	December 31,
	2022	2021	2022	2021	2022	2021
ROU assets:
Operating leases:
ROU assets	$655	$594	$281	$185	$42	$57

Finance leases:
PP&E	1,529	1,473	1,395	1,381	133	92
Accumulated depreciation	(186)	(138)	(140)	(107)	(46)	(31)
PP&E, net	1,343	1,335	1,255	1,274	87	61
Total ROU assets	$1,998	$1,929	$1,536	$1,459	$129	$118

Lease liabilities:
Operating leases:
Other current liabilities	$53	$49	$32	$26	$11	$15
Deferred credits and other	528	470	249	159	29	41
	581	519	281	185	40	56
Finance leases:
Current portion of long-term debt and finance leases	57	43	39	32	18	11
Long-term debt and finance leases	1,286	1,292	1,217	1,242	69	50
	1,343	1,335	1,256	1,274	87	61
Total lease liabilities	$1,924	$1,854	$1,537	$1,459	$127	$117

Weighted-average remaining lease term (in years):
Operating leases	14	14	11	11	4	4
Finance leases	16	17	17	17	6	7
Weighted-average discount rate:
Operating leases	6.21%	5.45%	4.06%	3.22%	1.80%	1.98%
Finance leases	14.04%	14.25%	14.35%	14.48%	4.14%	2.91%
2022 Form 10-K | F-131

The components of lease costs were as follows:

LESSEE INFORMATION ON THE CONSOLIDATED STATEMENTS OF OPERATIONS(1)
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	Years ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020

Operating lease costs	$83	$89	$92	$45	$32	$31	$18	$20	$24

Finance lease costs:
Amortization of ROU assets(2)	48	39	35	33	27	23	15	12	12
Interest on lease liabilities	184	186	188	181	184	186	2	2	2
Total finance lease costs	232	225	223	214	211	209	17	14	14

Short-term lease costs(3)	3	7	7	2	1	3	—	—	—
Variable lease costs(3)	411	432	477	399	422	467	11	10	10
Total lease costs	$729	$753	$799	$660	$666	$710	$46	$44	$48
(1)    Includes costs capitalized in PP&E.
(2)    Included in O&M, except for $25 at Sempra, $24 at SDG&E and $1 at SoCalGas in 2022, $22 at Sempra, $21 at SDG&E and $1 at SoCalGas in 2021, and $18 at Sempra and SDG&E in 2020, which is included in Depreciation and Amortization Expense.
(3)    Short-term leases with variable lease costs are recorded and presented as variable lease costs.

Cash paid for amounts included in the measurement of lease liabilities and supplemental noncash information were as follows:

LESSEE INFORMATION ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	Years ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Operating activities:
Cash paid for operating leases	$88	$78	$79	$45	$32	$31	$18	$20	$24
Cash paid for finance leases	169	171	173	166	169	171	2	2	2
Financing activities:
Cash paid for finance leases	48	39	35	33	27	23	15	12	12
Increase (decrease) in operating lease obligations for ROU assets	142	116	20	134	112	(1)	1	1	1
Increase in finance lease obligations for investment in PP&E	57	43	77	16	24	30	41	19	47

2022 Form 10-K | F-132

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

LESSEE MATURITY ANALYSIS OF LIABILITIES
(Dollars in millions)
	December 31, 2022
	Sempra		SDG&E		SoCalGas
	Operating leases(1)	Finance leases(2)	Operating leases(1)	Finance leases(2)	Operating leases	Finance leases
2023	$74	$222	$34	$201	$13	$21
2024	80	212	40	195	11	17
2025	70	206	33	190	10	16
2026	67	204	32	190	8	14
2027	55	202	30	189	—	13
Thereafter	558	2,111	177	2,094	—	17
Total undiscounted lease payments	904	3,157	346	3,059	42	98
Less: imputed interest	(323)	(1,814)	(65)	(1,803)	(2)	(11)
Total lease liabilities	581	1,343	281	1,256	40	87
Less: current lease liabilities	(53)	(57)	(32)	(39)	(11)	(18)
Long-term lease liabilities	$528	$1,286	$249	$1,217	$29	$69
(1)    Includes $12 in each of 2023 through 2027 and $94 thereafter related to purchased-power contracts.
(2)     Substantially all amounts are related to purchased-power contracts.
Leases That Have Not Yet Commenced
SDG&E has entered into two energy storage tolling agreements, of which SDG&E expects one will commence in the first quarter of 2023 and one will commence in the third quarter of 2023. SDG&E expects the future minimum lease payments to be $12 million in 2023, $15 million in each of 2024 through 2027 and $78 million thereafter until expiration in 2033.
SoCalGas has entered into a fleet vehicle agreement, under which SoCalGas expects leases will commence in the first quarter of 2023 through the fourth quarter of 2023. SoCalGas expects the future minimum lease payments to be $1 million in 2023, $2 million in each of 2024 through 2027 and $9 million thereafter until expiration in 2031.
Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, LPG storage facilities, a rail facility and refined products terminals, which we account for as operating or sales-type leases. These leases expire at various dates from 2026 through 2042.
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
Generally, we recognize operating lease income on a straight-line basis over the lease term, and sales-type lease income based on the effective interest method over the lease term. Certain of our leases contain rate adjustments or are based on foreign currency exchange rates that may result in lease payments received that vary in amount from one period to the next. In addition to minimum fixed payments, our refined products terminals receive variable lease payments for barrels delivered that exceed minimum delivery requirements.
In July 2021, a rail facility agreement commenced, which Sempra Infrastructure is accounting for as a sales-type lease. The rail facility is being used by the lessee to transport refined products out of the Veracruz terminal. The lessee has the right to direct the use of the rail facility and will obtain substantially all of the economic benefits of the rail facility. At lease commencement, Sempra Infrastructure derecognized the $44 million carrying value of the rail facility from PP&E and recognized a net investment in sales-type lease asset of $62 million and a selling profit of $18 million. The agreement expires in 2041 and will automatically renew for successive five-year terms unless written notice is provided by Sempra Infrastructure or the lessee. Fixed lease payments are payable in the first five years of the agreement, which the lessee is required to pay even in the event of lease termination.
2022 Form 10-K | F-133

LESSOR INFORMATION – SEMPRA
(Dollars in millions)
	December 31,
	2022	2021
Assets subject to operating leases:
Property, plant and equipment:
Pipelines and storage	$1,026	$1,018
Refined products terminals	611	405
Other	76	76
Total	1,713	1,499
Accumulated depreciation	(330)	(276)
Property, plant and equipment, net	$1,383	$1,223

	December 31, 2022
Maturity analysis of lease payments:	Operating leases	Sales-type leases
2023	$300	$16
2024	300	17
2025	300	17
2026	300	9
2027	300	—
Thereafter	3,091	—
Total undiscounted cash flows	$4,591	59
Present value of lease payments (recognized as lease receivable)(1)		50
Difference between undiscounted cash flows and discounted cash flows		$9
(1)     Includes $10 in Other Current Assets and $40 in Other Long-Term Assets on the Consolidated Balance Sheet.

LESSOR INFORMATION ON THE CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sales-type leases:
Income recognized at lease commencement	$—	$18	$1
Interest income	8	4	1
Total revenues from sales-type leases(1)	$8	$22	$2

Operating leases:
Fixed lease payments	$290	$256	$195
Variable lease payments	10	10	1
Total revenues from operating leases(1)	$300	$266	$196

Depreciation expense	$54	$48	$39
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
2022 Form 10-K | F-134

Sempra Infrastructure has various capacity agreements for natural gas storage and transportation that expire at various dates through 2059. Transportation costs on these agreements vary based on pipeline capacity.
Payments on our natural gas contracts could exceed the minimum commitment based on portfolio needs. At December 31, 2022, the future minimum payments under existing natural gas contracts and natural gas storage and transportation contracts are as follows:

FUTURE MINIMUM PAYMENTS
(Dollars in millions)
	Sempra			SoCalGas
	Storage and transportation	Natural gas(1)	Total(1)	Transportation	Natural gas	Total
2023	$202	$139	$341	$132	$4	$136
2024	184	49	233	114	22	136
2025	144	31	175	77	21	98
2026	141	—	141	75	—	75
2027	138	—	138	72	—	72
Thereafter	795	—	795	240	—	240
Total minimum payments	$1,604	$219	$1,823	$710	$47	$757
(1)    Excludes amounts related to the LNG purchase agreement that we discuss below.

Total payments under natural gas contracts and natural gas storage and transportation contracts as well as payments to meet additional portfolio needs at Sempra and SoCalGas were as follows:

PAYMENTS UNDER NATURAL GAS CONTRACTS
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sempra	$2,536	$1,691	$989
SoCalGas	2,492	1,590	935
LNG Purchase Agreement
Sempra Infrastructure has an SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2023 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure.
At December 31, 2022, the following LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted as of February 21, 2023, under the agreement are delivered:

LNG COMMITMENT AMOUNTS
(Dollars in millions)
Sempra:
2023	$1,068
2024	797
2025	802
2026	796
2027	787
Thereafter	1,307
Total	$5,557

Actual LNG purchases were approximately $108 million in 2022, $27 million in 2021 and $16 million in 2020 due to the supplier electing to divert cargoes as allowed by the agreement.
2022 Form 10-K | F-135

Purchased-Power Contracts

Payments on SDG&E’s purchased-power contracts could exceed the minimum commitments based on energy needs. These purchased-power contracts expire on various dates through 2042. At December 31, 2022, the future minimum payments under long-term purchased-power contracts for Sempra and SDG&E are as follows:

FUTURE MINIMUM PAYMENTS – PURCHASED-POWER CONTRACTS(1)
(Dollars in millions)
2023	$175
2024	150
2025	95
2026	91
2027	73
Thereafter	578
Total minimum payments	$1,162
(1)    Excludes purchase agreements accounted for as operating leases and finance leases.

Payments on these contracts represent capacity charges and minimum energy and transmission purchases that exceed the minimum commitment. SDG&E is required to pay additional amounts for actual purchases of energy that exceed the minimum energy commitments. SDG&E estimates these variable payments to be $77 million in each of 2023 through 2027 and $564 million thereafter. Total payments under purchased-power contracts for Sempra and SDG&E were $484 million in 2022, $495 million in 2021 and $534 million in 2020.
Construction and Development Projects
Sempra has various capital projects in progress in the U.S. and Mexico. Our total contractual commitments at December 31, 2022 under these projects are approximately $241 million, requiring future payments of $87 million in 2023, $24 million in 2024, $20 million in 2025, $20 million in 2026, $19 million in 2027 and $71 million thereafter. The following is a summary by segment of contractual commitments and contingencies related to such projects.
SDG&E
At December 31, 2022, SDG&E has commitments to make future payments of $33 million for construction projects that include:
▪$25 million related to spent fuel management at SONGS; and
▪$8 million for infrastructure improvements for electric transmission and distribution systems.
SDG&E expects future payments under these contractual commitments to be $10 million in 2023, $1 million in each of 2024 through 2026, $2 million in 2027 and $18 million thereafter.
SoCalGas
At December 31, 2022, SoCalGas has commitments to make future payments of $12 million for an information technology software project. SoCalGas expects future payments under this contractual commitment to be $4 million in each of 2023 and 2024 and $2 million in each of 2025 and 2026.
Sempra Infrastructure
At December 31, 2022, Sempra Infrastructure has commitments to make future payments of $196 million for construction and development projects that include:
▪$16 million for refined products terminals;
▪$174 million for natural gas pipelines and ongoing maintenance services; and
▪$6 million for renewables and other projects.
Sempra Infrastructure expects future payments under these contractual commitments to be $73 million in 2023, $19 million in 2024, $17 million in each of 2025 through 2027 and $53 million thereafter.
2022 Form 10-K | F-136

OTHER COMMITMENTS
SDG&E
We discuss nuclear insurance and nuclear fuel disposal related to SONGS in Note 15.
Fire Mitigation Fund
In connection with the completion of the Sunrise Powerlink project in 2012, the CPUC required that SDG&E establish a fire mitigation fund to minimize the risk of fire as well as reduce the potential wildfire impact on residences and structures near the Sunrise Powerlink. The future payments for these contractual commitments, for which a liability has been recorded, are expected to be $4 million per year in 2023 through 2027 and $271 million thereafter, subject to escalation of 2% per year, ending in 2069. At December 31, 2022, the present value of these future payments of $123 million has been recorded as a regulatory asset as the amounts represent a cost that we expect will be recovered from customers in the future.
Franchise Agreements
In July 2021, SDG&E’s natural gas and electric franchise agreements for the City of San Diego went into effect. These franchise agreements provide SDG&E the opportunity to serve the City of San Diego for a period of 20 years, consisting of 10-year agreements that will automatically renew for an additional 10 years unless the City Council voids the automatic renewals with a supermajority vote. At December 31, 2022, SDG&E has commitments to make future principal and interest payments as consideration for the franchise agreements of $14 million in 2023, $15 million in each of 2024 and 2025, $4 million in 2026, $2 million in 2027 and $50 million thereafter. The consideration paid will not be recovered from customers and will be amortized over 20 years.
In 2021, two lawsuits were filed in the California Superior Court challenging various aspects of the natural gas and electric franchise agreements granted by the City of San Diego to SDG&E. Both lawsuits ultimately sought to void the franchise agreements. In one of the cases, judgment was granted in favor of SDG&E and the City of San Diego. A final ruling is pending on the second case.
SoCalGas
In May 2022, SoCalGas’ new gas franchise agreement with the City of Los Angeles (City of LA) went into effect. This franchise agreement provides SoCalGas a gas system franchise to install, retain, operate and maintain its gas system within the City of LA for 21 years, consisting of a 13-year term that will automatically renew for an additional eight years unless the City of LA exercises its option to terminate the renewal term. At December 31, 2022, SoCalGas has one remaining future payment obligation of $11 million to be paid within 30 days of commencement of the eight-year renewal term in 2035 (if the renewal term is not terminated by the City of LA). This future payment obligation would not be recovered from customers and would be amortized over eight years.
Sempra Infrastructure
Additional consideration for a 2006 comprehensive legal settlement with California to resolve the Continental Forge litigation included an agreement that, for a period of 18 years beginning in 2011, Sempra Infrastructure would sell to SDG&E and SoCalGas, subject to annual CPUC approval, up to 500 MMcf per day of regasified LNG from Sempra Infrastructure’s ECA Regas Facility that is not delivered or sold in Mexico at the price indexed to the California border minus $0.02 per MMBtu. There are no specified minimums required, and to date, Sempra Infrastructure has not been required to deliver any natural gas pursuant to this agreement.
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
2022 Form 10-K | F-137

emissions fees or taxes that could adversely affect Sempra Infrastructure. SDG&E’s and SoCalGas’ costs to operate their facilities in compliance with these laws and regulations generally have been recovered in customer rates.
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $59 million for Sempra, $16 million for SDG&E and $21 million for SoCalGas at December 31, 2022.
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
Other Environmental Issues
We generally capitalize the significant costs we incur to mitigate or prevent future environmental contamination or extend the life, increase the capacity, or improve the safety or efficiency of property used in current operations. The following table shows our capital expenditures (including construction work in progress) in order to comply with environmental laws and regulations:

CAPITAL EXPENDITURES FOR ENVIRONMENTAL ISSUES
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Sempra	$87	$95	$76
SDG&E	31	32	39
SoCalGas	56	63	37
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
The table below shows the status at December 31, 2022 of SDG&E’s and SoCalGas’ manufactured-gas sites and the third-party waste-disposal sites for which we have been identified as a PRP:

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
2022 Form 10-K | F-138

The following table shows our accrued liabilities for environmental matters at December 31, 2022. Of the total liability, $14 million at SoCalGas is recorded on a discounted basis, with a weighted-average discount rate of 0.4%.

ACCRUED LIABILITIES FOR ENVIRONMENTAL MATTERS
(Dollars in millions)
	Manufactured- gas sites	Waste disposal sites (PRP)(1)	Other hazardous waste sites	Total(2)
SDG&E(3)	$—	$5	$11	$16
SoCalGas(4)	38	3	1	42
Other	—	1	—	1
Total Sempra(3)(4)	$38	$9	$12	$59
(1)    Sites for which we have been identified as a PRP.
(2)    Includes $5, $1 and $4 classified as current liabilities and $54, $15 and $38 classified as noncurrent liabilities on Sempra’s, SDG&E’s and SoCalGas’ Consolidated Balance Sheets, respectively.
(3)    Does not include SDG&E’s liability for SONGS marine environment mitigation.
(4)    Does not include SoCalGas’ liability for environmental matters for the Leak. We discuss matters related to the Leak above in “Legal Proceedings – SoCalGas – Aliso Canyon Natural Gas Storage Facility Gas Leak.”

We expect future payments related to our environmental liabilities on an undiscounted basis to be $5 million in 2023, $11 million in 2024, $10 million in 2025, $1 million in 2026, $17 million in 2027 and $15 million thereafter.
In connection with the issuance of operating permits, SDG&E and the other owners of SONGS previously reached an agreement with the California Coastal Commission to mitigate the damage to the marine environment caused by the cooling-water discharge from SONGS during its operation. SONGS’ early retirement, described in Note 15, does not reduce SDG&E’s mitigation obligation. SDG&E’s share of the estimated mitigation costs is $144 million, of which $54 million has been incurred through December 31, 2022 and $90 million is accrued for remaining costs through 2059, which is recoverable in rates and included in noncurrent Regulatory Assets on Sempra’s and SDG&E’s Consolidated Balance Sheets.

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
▪Sempra Infrastructure includes the operating companies of our subsidiary, SI Partners, as well as a holding company and certain services companies. Sempra Infrastructure develops, builds, operates and invests in energy infrastructure to help enable the energy transition in North American markets and globally. Sempra Infrastructure owns a 70% interest in SI Partners, which held a 100% ownership interest in Sempra LNG Holding, LP and a 99.9% ownership interest in IEnova at December 31, 2022.
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
2022 Form 10-K | F-139

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

SEGMENT INFORMATION
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
REVENUES
SDG&E	$5,838	$5,504	$5,313
SoCalGas	6,840	5,515	4,748
Sempra Infrastructure	1,919	1,997	1,400
All other	1	5	2
Adjustments and eliminations	(1)	(1)	(3)
Intersegment revenues(1)	(158)	(163)	(90)
Total	$14,439	$12,857	$11,370
DEPRECIATION AND AMORTIZATION
SDG&E	$982	$889	$801
SoCalGas	761	716	654
Sempra Infrastructure	268	239	198
All other	8	11	13
Total	$2,019	$1,855	$1,666
INTEREST INCOME
SDG&E	$5	$1	$2
SoCalGas	6	1	2
Sempra Infrastructure	44	75	141
All other	20	3	7
Intercompany eliminations	—	(11)	(56)
Total	$75	$69	$96
INTEREST EXPENSE
SDG&E	$449	$412	$413
SoCalGas	198	157	158
Sempra Infrastructure	104	205	174
All other	306	444	390
Intercompany eliminations	(3)	(20)	(54)
Total	$1,054	$1,198	$1,081
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$182	$201	$190
SoCalGas	138	(310)	96
Sempra Texas Utilities	—	—	1
Sempra Infrastructure	249	238	149
All other	(13)	(30)	(187)
Total	$556	$99	$249
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$915	$819	$824
SoCalGas	599	(427)	504
Sempra Texas Utilities	736	616	579
Sempra Infrastructure	310	682	580
Discontinued operations	—	—	1,840
All other	(466)	(436)	(563)
Total	$2,094	$1,254	$3,764
2022 Form 10-K | F-140

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E	$2,473	$2,220	$1,942
SoCalGas	1,993	1,984	1,843
Sempra Infrastructure	884	802	879
All other	7	9	12
Total	$5,357	$5,015	$4,676
GEOGRAPHIC INFORMATION
Long-lived assets(2):
United States	$55,035	$50,657	$46,902
Mexico	8,423	7,708	6,929
Asia	1	1	—
Total	$63,459	$58,366	$53,831
Revenues(3):
United States	$13,015	$11,154	$10,205
Mexico	1,424	1,703	1,165
Total	$14,439	$12,857	$11,370

		December 31,
		2022	2021
ASSETS
SDG&E		$26,422	$24,058
SoCalGas		22,346	20,324
Sempra Texas Utilities		13,781	13,047
Sempra Infrastructure		15,760	14,408
All other		1,376	1,399
Intersegment receivables		(1,111)	(1,191)
Total		$78,574	$72,045
(1)Revenues for reportable segments include intersegment revenues of $15, $100, and $43 for 2022; $10, $98, and $55 for 2021; and $5, $88, and $(3) for 2020 for SDG&E, SoCalGas, and Sempra Infrastructure, respectively.
(2)Includes net PP&E and investments.
(3)Amounts are based on where the revenue originated, after intercompany eliminations.
2022 Form 10-K | F-141

2022 Form 10-K | S-1

SEMPRA ENERGY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2022	2021	2020
Interest income	$35	$11	$4
Interest expense	(326)	(576)	(495)
Operating expenses	(92)	(92)	(86)
Other (expense) income, net	(58)	20	(38)
Income tax benefit	111	190	176
Loss before equity in earnings of subsidiaries	(330)	(447)	(439)
Equity in earnings of subsidiaries, net of income taxes	2,468	1,764	4,371
Net income	2,138	1,317	3,932
Preferred dividends	(44)	(63)	(168)
Earnings	$2,094	$1,254	$3,764

Basic EPS:
Earnings	$6.65	$4.03	$12.93
Weighted-average common shares outstanding	315,159	311,755	291,077

Diluted EPS:
Earnings	$6.62	$4.01	$12.88
Weighted-average common shares outstanding	316,378	313,036	292,252
See Notes to Condensed Financial Information of Parent.
2022 Form 10-K | S-2

SEMPRA ENERGY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2022, 2021 and 2020
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
2022:
Net income	$2,027	$111	$2,138
Other comprehensive income (loss):
Foreign currency translation adjustments	11	—	11
Financial instruments	221	(55)	166
Pension and other postretirement benefits	3	(6)	(3)
Total other comprehensive income	235	(61)	174
Comprehensive income	$2,262	$50	$2,312
2021:
Net income	$1,127	$190	$1,317
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	—	(6)
Financial instruments	191	(47)	144
Pension and other postretirement benefits	28	(6)	22
Total other comprehensive income	213	(53)	160
Comprehensive income	$1,340	$137	$1,477
2020:
Net income	$3,756	$176	$3,932
Other comprehensive income (loss):
Foreign currency translation adjustments	547	—	547
Financial instruments	(146)	33	(113)
Pension and other postretirement benefits	11	1	12
Total other comprehensive income	412	34	446
Comprehensive income	$4,168	$210	$4,378
See Notes to Condensed Financial Information of Parent.

2022 Form 10-K | S-3

SEMPRA ENERGY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$219	$186
Restricted cash	1	2
Due from affiliates	102	446
Income taxes receivable, net	104	—
Other current assets	17	31
Total current assets	443	665

Investments in subsidiaries	35,209	33,308
Due from affiliates	20	21
Deferred income taxes	233	626
Other long-term assets	1,050	1,090
Total assets	$36,955	$35,710

Liabilities and shareholders’ equity:
Short-term debt	$454	$1,240
Due to affiliates	226	185
Other current liabilities	566	535
Total current liabilities	1,246	1,960

Long-term debt	7,215	5,969
Due to affiliates	776	1,151
Other long-term liabilities	603	649

Commitments and contingencies (Note 4)

Shareholders’ equity	27,115	25,981
Total liabilities and shareholders’ equity	$36,955	$35,710
See Notes to Condensed Financial Information of Parent.

2022 Form 10-K | S-4

SEMPRA ENERGY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$775	$(255)	$(978)

Expenditures for property, plant and equipment	(7)	(8)	(9)
Capital contributions to investees	(661)	(1,005)	(364)
Disbursement for note receivable	—	(305)	—
Distributions from investments	—	1,552	3,616
Purchases of trust assets	(114)	—	—
Proceeds from sales of trust assets	123	—	—
(Increase) decrease in loans to affiliates, net	(92)	(20)	2
Other	(3)	—	—
Net cash (used in) provided by investing activities	(754)	214	3,245

Common dividends paid	(1,430)	(1,331)	(1,174)
Preferred dividends paid	(44)	(99)	(157)
Issuances of preferred stock, net	—	—	891
Issuances of common stock, net	4	5	11
Repurchases of common stock	(478)	(339)	(566)
Issuances of debt (maturities greater than 90 days)	1,569	990	1,599
Payments on debt (maturities greater than 90 days)	(322)	(3,200)	(3,700)
(Decrease) increase in short-term debt	(785)	1,240	—
(Decrease) increase in loans from affiliates, net	(226)	1,092	1,194
Purchases of noncontrolling interests	—	(217)	—
Proceeds from sale of noncontrolling interests	1,732	1,846	—
Equity transaction costs with third parties	—	—	(4)
Make-whole premiums related to early redemptions of debt	—	(121)	—
Other	(8)	(2)	(1)
Net cash provided by (used in) financing activities	12	(136)	(1,907)

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)	—

Increase (decrease) in cash and cash equivalents	32	(178)	360
Cash and cash equivalents, January 1	188	366	6
Cash, cash equivalents and restricted cash, December 31	$220	$188	$366

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in exchange for NCI and related AOCI	$—	$1,373	$—
Common dividends declared but not paid	360	349	301
Conversion of mandatory convertible preferred stock	—	2,258	—
Preferred dividends declared but not paid	11	11	47
Equitization of amounts due from affiliates	93	4,351	—
See Notes to Condensed Financial Information of Parent.
2022 Form 10-K | S-5

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

NOTE 1. BASIS OF PRESENTATION
The condensed financial information of Sempra Energy has been prepared in accordance with SEC Regulation S-X Rule 5-04 and Rule 12-04. We apply the same accounting policies as in the consolidated financial statements of Sempra, except that Sempra Energy accounts for the earnings of its subsidiaries under the equity method in this unconsolidated financial information. This financial information should be read in conjunction with Sempra’s consolidated financial statements and the accompanying notes thereto included in this Form 10-K.
Sempra Energy received cash dividends from its subsidiaries totaling $832 million, $375 million and $300 million in 2022, 2021 and 2020, respectively.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe in Note 2 of the Notes to Consolidated Financial Statements recent pronouncements that have had or may have a significant effect on Sempra Energy’s results of operations, financial condition, cash flows or disclosures.

NOTE 3. DEBT AND CREDIT FACILITY
SHORT-TERM DEBT
Committed Line of Credit
At December 31, 2022, Sempra Energy had capacity of $4.0 billion under a committed line of credit with available unused credit of $3.5 billion, which provides liquidity and supports its commercial paper program.
The principal terms of Sempra Energy’s committed line of credit include the following:
▪The facility has a syndicate of 23 lenders. No single lender has greater than a 6% share in the facility.
▪The facility provides for the issuance of $200 million of letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra Energy has the right to increase its letter of credit commitment to up to $500 million. No letters of credit were outstanding at December 31, 2022.
▪Borrowings bear interest at a benchmark rate plus a margin that varies with Sempra Energy’s credit rating.
▪Sempra Energy must maintain a ratio of indebtedness to total capitalization (as defined in its credit facility) of no more than 65% at the end of each quarter. At December 31, 2022, Sempra Energy was in compliance with this ratio under its credit facility.
2022 Form 10-K | S-6

LONG-TERM DEBT
The following table shows the detail and maturities of uncollateralized long-term debt outstanding.

LONG-TERM DEBT
(Dollars in millions)
	December 31,
	2022	2021
3.3% Notes April 1, 2025	$750	$—
3.25% Notes June 15, 2027	750	750
3.4% Notes February 1, 2028	1,000	1,000
3.7% Notes April 1, 2029	500	—
3.8% Notes February 1, 2038	1,000	1,000
6% Notes October 15, 2039	750	750
4% Notes February 1, 2048	800	800
4.125% Junior Subordinated Notes April 1, 2052(1)	1,000	1,000
5.75% Junior Subordinated Notes July 1, 2079(1)	758	758
	7,308	6,058
Unamortized discount on long-term debt	(28)	(37)
Unamortized debt issuance costs	(65)	(52)
Total long-term debt	$7,215	$5,969
(1)    Callable long-term debt not subject to make-whole provisions.

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
At December 31, 2022, Sempra Energy had long-term debt maturities of $750 million in 2025, $750 million in 2027 and $5.8 billion thereafter.
Additional information on Sempra Energy’s short-term and long-term debt is provided in Note 7 of the Notes to Consolidated Financial Statements.

NOTE 4. COMMITMENTS AND CONTINGENCIES
Sempra Energy has an operating lease commitment related to its corporate headquarters building of approximately $241 million. Sempra Energy expects payments for its operating lease to be $12 million in each of 2023 and 2024, $13 million in each of 2025 through 2027 and $178 million thereafter.
For other contingencies and guarantees related to Sempra Energy, refer to Notes 6 and 16 of the Notes to Consolidated Financial Statements.
2022 Form 10-K | S-7