Form 10-Q
period 2023-03-31
SEMPRA ENERGY; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2023-05-04
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		March 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

Sempra Energy	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on April 28, 2023:

Sempra Energy	314,650,534 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

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
You should read this report in its entirety as it pertains to each respective reporting entity. No one section of the report deals with all aspects of the subject matter. A separate Part I – Item 1 is provided for each reporting entity, except for the Notes to Condensed Consolidated Financial Statements, which are combined for all of the reporting entities. All Items other than Part I – Item 1 are combined for the three reporting entities.
None of the website references in this report are active hyperlinks, and the information contained on or that can be accessed through any such website is not and shall not be deemed to be part of or incorporated by reference in this report or any other document that we file with or furnish to the SEC.

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASR	accelerated share repurchase
Bcf	billion cubic feet
Bechtel	Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.)
bps	basis points
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CCA	Community Choice Aggregation
CCM	cost of capital adjustment mechanism
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
ConocoPhillips	ConocoPhillips Company
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EPC	engineering, procurement and construction
EPS	earnings per common share
ETR	effective income tax rate
FEED	front-end engineering design
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HOA	Heads of Agreement
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IMG	Infraestructura Marina del Golfo
INEOS	INEOS Energy Trading LTD., a subsidiary of INEOS Ltd.
IOU	investor-owned utility
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
ISO	Independent System Operator
JV	joint venture

GLOSSARY (CONTINUED)

KKR Denali	KKR Denali Holdco LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
KKR Pinnacle	KKR Pinnacle Investor L.P. (as successor-in-interest to KKR Pinnacle Aggregator L.P.), an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
ORLEN	Polski Koncern Naftowy Orlen S.A. (formerly Polish Oil & Gas Company)
OSC	Order to Show Cause
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PBOP	postretirement benefits other than pension
Port Arthur LNG	Port Arthur LNG, LLC, an indirect subsidiary of SI Partners that indirectly owns the PA LNG Phase 1 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PUCT	Public Utility Commission of Texas
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
ROE	return on equity
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
SEFE	SEFE Marketing & Trading México S. de R.L. de C.V. (formerly known as Gazprom Marketing & Trading México S. de R.L. de C.V.)
Sempra	Sempra Energy doing business as Sempra, together with its consolidated entities unless otherwise stated or indicated by the context
Sempra California	San Diego Gas & Electric Company and Southern California Gas Company, collectively
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate
SONGS	San Onofre Nuclear Generating Station

GLOSSARY (CONTINUED)

SPA	sale and purchase agreement
Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG	TAG Norte Holding, S. de R.L. de C.V.
TdM	Termoeléctrica de Mexicali
Technip Energies	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V.
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
U.S. GAAP	generally accepted accounting principles in the United States of America
VAT	value-added tax
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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
Forward-looking statements can be identified by words such as “believes,” “expects,” “intends,” “anticipates,” “contemplates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “construct,” “develop,” “opportunity,” “initiative,” “target,” “outlook,” “optimistic,” “poised,” “maintain,” “continue,” “progress,” “advance,” “goal,” “aim,” “commit,” or similar expressions, or when we discuss our guidance, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include risks and uncertainties relating to:
▪California wildfires, including potential liability for damages regardless of fault and any inability to recover all or a substantial portion of costs from insurance, the Wildfire Fund, rates from customers or a combination thereof
▪decisions, investigations, inquiries, regulations, issuances or revocations of permits, consents, approvals or other authorizations, renewals of franchises, and other actions by (i) the CPUC, CRE, DOE, FERC, PUCT, and other governmental and regulatory bodies and (ii) the U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries in which we do business
▪the success of business development efforts, construction projects and acquisitions and divestitures, including risks in (i) being able to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) realizing anticipated benefits from any of these efforts if completed, and (iv) obtaining the consent or approval of third parties
▪litigation, arbitrations, property disputes and other proceedings, and changes to laws and regulations, including those related to the energy industry in Mexico
▪cybersecurity threats, including by state and state-sponsored actors, of ransomware or other attacks on our systems or the systems of third-parties with which we conduct business, including the energy grid or other energy infrastructure, all of which have become more pronounced due to recent geopolitical events
▪our ability to borrow money on favorable terms and meet our obligations, including due to (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook or (ii) rising interest rates and inflation
▪failure of foreign governments, state-owned entities and our counterparties to honor their contracts and commitments
▪the impact on affordability of SDG&E’s and SoCalGas’ customer rates and their cost of capital and on SDG&E’s, SoCalGas’ and Sempra Infrastructure’s ability to pass through higher costs to customers due to (i) volatility in inflation, interest rates and commodity prices, (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of the clean energy transition in California, (iii) with respect to SDG&E’s business, departing retail load resulting from additional customers transferring to CCA and Direct Access, and (iv) with respect to Sempra Infrastructure’s business, volatility in foreign currency exchange rates
▪the impact of climate and sustainability policies, laws, rules, regulations, disclosures and trends, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies, the risk of nonrecovery for stranded assets, and our ability to incorporate new technologies
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events that disrupt our operations, damage our facilities or systems, cause the release of harmful materials or fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms or insurance or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power, natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid, pipeline system or limitations on the withdrawal of natural gas from storage facilities
▪Oncor’s ability to reduce or eliminate its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪changes in tax and trade policies, laws and regulations, including tariffs, revisions to international trade agreements and sanctions, such as those imposed in connection with the war in Ukraine, any of which may increase our costs, reduce our competitiveness, impact our ability to do business with certain counterparties, or impair our ability to resolve trade disputes
▪other uncertainties, some of which are difficult to predict and beyond our control

We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2023	2022
	(unaudited)
REVENUES
Utilities:
Natural gas	$4,412	$2,320
Electric	1,027	1,117
Energy-related businesses	1,121	383
Total revenues	6,560	3,820

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(2,683)	(802)
Cost of electric fuel and purchased power	(114)	(205)
Energy-related businesses cost of sales	(193)	(135)
Operation and maintenance	(1,209)	(1,086)
Aliso Canyon litigation and regulatory matters	—	(92)
Depreciation and amortization	(539)	(493)
Franchise fees and other taxes	(192)	(162)
Other income, net	41	38
Interest income	24	25
Interest expense	(366)	(243)
Income before income taxes and equity earnings	1,329	665
Income tax expense	(376)	(334)
Equity earnings	219	326
Net income	1,172	657
Earnings attributable to noncontrolling interests	(192)	(34)
Preferred dividends	(11)	(11)
Earnings attributable to common shares	$969	$612

Basic EPS:
Earnings	$3.08	$1.93
Weighted-average common shares outstanding	314,919	316,353

Diluted EPS:
Earnings	$3.07	$1.93
Weighted-average common shares outstanding	316,124	317,434
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended March 31, 2023 and 2022
2023:
Net income	$1,356	$(376)	$980	$192	$1,172
Other comprehensive income (loss):
Foreign currency translation adjustments	10	—	10	4	14
Financial instruments	(61)	16	(45)	(50)	(95)
Pension and other postretirement benefits	(12)	—	(12)	—	(12)
Total other comprehensive loss	(63)	16	(47)	(46)	(93)
Comprehensive income	$1,293	$(360)	$933	$146	$1,079
2022:
Net income	$957	$(334)	$623	$34	$657
Other comprehensive income (loss):
Foreign currency translation adjustments	3	—	3	1	4
Financial instruments	102	(24)	78	20	98
Pension and other postretirement benefits	9	(1)	8	—	8
Total other comprehensive income	114	(25)	89	21	110
Comprehensive income	$1,071	$(359)	$712	$55	$767
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2023	2022(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$534	$370
Restricted cash	85	40
Accounts receivable – trade, net	2,581	2,635
Accounts receivable – other, net	498	685
Due from unconsolidated affiliates	74	54
Income taxes receivable	79	113
Inventories	315	403
Prepaid expenses	255	268
Regulatory assets	115	351
Fixed-price contracts and other derivatives	460	803
Greenhouse gas allowances	143	141
Other current assets	65	49
Total current assets	5,204	5,912

Other assets:
Restricted cash	84	52
Regulatory assets	2,935	2,588
Greenhouse gas allowances	907	796
Nuclear decommissioning trusts	864	841
Dedicated assets in support of certain benefit plans	511	505
Deferred income taxes	148	135
Right-of-use assets – operating leases	639	655
Investment in Oncor Holdings	13,735	13,665
Other investments	2,001	2,012
Goodwill	1,602	1,602
Other intangible assets	337	344
Wildfire fund	295	303
Other long-term assets	1,482	1,382
Total other assets	25,540	24,880

Property, plant and equipment:
Property, plant and equipment	66,284	63,893
Less accumulated depreciation and amortization	(16,479)	(16,111)
Property, plant and equipment, net	49,805	47,782
Total assets	$80,549	$78,574
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2023	2022(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,037	$3,352
Accounts payable – trade	2,122	1,994
Accounts payable – other	283	275
Due to unconsolidated affiliates	41	—
Dividends and interest payable	667	621
Accrued compensation and benefits	344	484
Regulatory liabilities	427	504
Current portion of long-term debt and finance leases	1,220	1,019
Reserve for Aliso Canyon costs	129	129
Greenhouse gas obligations	143	141
Other current liabilities	1,217	1,380
Total current liabilities	9,630	9,899

Long-term debt and finance leases	25,206	24,548

Deferred credits and other liabilities:
Due to unconsolidated affiliates	278	301
Regulatory liabilities	3,408	3,341
Greenhouse gas obligations	650	565
Pension and other postretirement benefit plan obligations, net of plan assets	378	410
Deferred income taxes	4,938	4,591
Asset retirement obligations	3,564	3,546
Deferred credits and other	2,252	2,117
Total deferred credits and other liabilities	15,468	14,871

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized):
Preferred stock, series C (0.9 million shares outstanding)	889	889
Common stock (750 million shares authorized; 315 million and 314 million shares outstanding at March 31, 2023 and December 31, 2022, respectively; no par value)	12,164	12,160
Retained earnings	14,796	14,201
Accumulated other comprehensive income (loss)	(182)	(135)
Total Sempra Energy shareholders’ equity	27,667	27,115
Preferred stock of subsidiary	20	20
Other noncontrolling interests	2,558	2,121
Total equity	30,245	29,256
Total liabilities and equity	$80,549	$78,574
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,172	$657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	539	493
Deferred income taxes and investment tax credits	253	347
Equity earnings	(219)	(326)
Foreign currency transaction (gains) losses, net	(1)	19
Share-based compensation expense	17	17
Fixed-price contracts and other derivatives	(374)	105
Other	142	50
Net change in working capital components	451	326
Distributions from investments	199	204
Changes in other noncurrent assets and liabilities, net	(199)	(285)
Net cash provided by operating activities	1,980	1,607

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,830)	(1,204)
Expenditures for investments	(85)	(85)
Purchases of nuclear decommissioning and other trust assets	(181)	(242)
Proceeds from sales of nuclear decommissioning and other trust assets	199	242
Other	2	(1)
Net cash used in investing activities	(1,895)	(1,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(360)	(349)
Issuances of common stock	—	3
Repurchases of common stock	(31)	(226)
Issuances of debt (maturities greater than 90 days)	1,986	4,023
Payments on debt (maturities greater than 90 days) and finance leases	(1,803)	(1,048)
Increase (decrease) in short-term debt, net	168	(720)
Advances from unconsolidated affiliates	14	18
Proceeds from sales of noncontrolling interests	265	13
Distributions to noncontrolling interests	(43)	(53)
Contributions from noncontrolling interests	97	6
Settlement of cross-currency swaps	(99)	—
Other	(43)	(29)
Net cash provided by financing activities	151	1,638

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	—

Increase in cash, cash equivalents and restricted cash	241	1,955
Cash, cash equivalents and restricted cash, January 1	462	581
Cash, cash equivalents and restricted cash, March 31	$703	$2,536
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2023	2022
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$305	$233
Income tax payments, net of refunds	50	80

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$1,171	$468
Increase in finance lease obligations for investment in PP&E	17	13
Increase in ARO for investment in PP&E	—	23
Common dividends declared but not paid	374	362
Preferred dividends declared but not paid	11	11
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended March 31, 2023
Balance at December 31, 2022	$889	$12,160	$14,201	$(135)	$27,115	$2,141	$29,256

Net income			980		980	192	1,172
Other comprehensive loss				(47)	(47)	(46)	(93)

Share-based compensation expense		17			17		17
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($1.19/share)			(374)		(374)		(374)
Repurchases of common stock		(31)			(31)		(31)
Noncontrolling interest activities:
Contributions						97	97
Distributions						(43)	(43)
Sale		18			18	237	255
Balance at March 31, 2023	$889	$12,164	$14,796	$(182)	$27,667	$2,578	$30,245

	Three months ended March 31, 2022
Balance at December 31, 2021	$889	$11,862	$13,548	$(318)	$25,981	$1,438	$27,419

Net income			623		623	34	657
Other comprehensive income				89	89	21	110

Share-based compensation expense		17			17		17
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($1.15/share)			(362)		(362)		(362)
Issuances of common stock		3			3		3
Repurchases of common stock		(226)			(226)		(226)
Noncontrolling interest activities:
Contributions						6	6
Distributions						(53)	(53)
Balance at March 31, 2022	$889	$11,656	$13,798	$(229)	$26,114	$1,446	$27,560
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2023	2022
	(unaudited)
Operating revenues:
Electric	$1,031	$1,120
Natural gas	622	325
Total operating revenues	1,653	1,445
Operating expenses:
Cost of electric fuel and purchased power	135	221
Cost of natural gas	379	126
Operation and maintenance	427	397
Depreciation and amortization	262	239
Franchise fees and other taxes	96	92
Total operating expenses	1,299	1,075
Operating income	354	370
Other income, net	28	34
Interest income	1	—
Interest expense	(118)	(106)
Income before income taxes	265	298
Income tax expense	(7)	(64)
Net income/Earnings attributable to common shares	$258	$234
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2023 and 2022
2023:
Net income/Comprehensive income	$265	$(7)	$258
2022:
Net income/Comprehensive income	$298	$(64)	$234
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2023	2022(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$336	$7
Accounts receivable – trade, net	859	799
Accounts receivable – other, net	115	110
Inventories	143	134
Prepaid expenses	146	179
Regulatory assets	52	247
Fixed-price contracts and other derivatives	101	113
Greenhouse gas allowances	22	22
Other current assets	25	19
Total current assets	1,799	1,630

Other assets:
Regulatory assets	1,404	1,219
Greenhouse gas allowances	216	196
Nuclear decommissioning trusts	864	841
Right-of-use assets – operating leases	273	281
Wildfire fund	295	303
Other long-term assets	145	146
Total other assets	3,197	2,986

Property, plant and equipment:
Property, plant and equipment	29,126	28,574
Less accumulated depreciation and amortization	(6,934)	(6,768)
Property, plant and equipment, net	22,192	21,806
Total assets	$27,188	$26,422
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2023	2022(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$205
Accounts payable	578	744
Due to unconsolidated affiliates	143	135
Interest payable	85	63
Accrued compensation and benefits	84	140
Accrued franchise fees	90	120
Regulatory liabilities	51	110
Current portion of long-term debt and finance leases	891	489
Greenhouse gas obligations	22	22
Asset retirement obligations	106	98
Other current liabilities	264	193
Total current liabilities	2,314	2,319

Long-term debt and finance leases	8,872	8,497

Deferred credits and other liabilities:
Regulatory liabilities	2,366	2,298
Greenhouse gas obligations	99	81
Pension obligation, net of plan assets	37	42
Deferred income taxes	2,567	2,540
Asset retirement obligations	779	789
Deferred credits and other	829	789
Total deferred credits and other liabilities	6,677	6,539

Commitments and contingencies (Note 10)

Shareholder's equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660
Retained earnings	7,672	7,414
Accumulated other comprehensive income (loss)	(7)	(7)
Total shareholder’s equity	9,325	9,067
Total liabilities and shareholder's equity	$27,188	$26,422
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$258	$234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262	239
Deferred income taxes and investment tax credits	(11)	4
Other	26	11
Net change in working capital components	(51)	272
Changes in noncurrent assets and liabilities, net	(112)	(90)
Net cash provided by operating activities	372	670

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(624)	(552)
Purchases of nuclear decommissioning trust assets	(145)	(242)
Proceeds from sales of nuclear decommissioning trust assets	156	242
Net cash used in investing activities	(613)	(552)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	792	1,195
Payments on debt (maturities greater than 90 days) and finance leases	(9)	(400)
Decrease in short-term debt, net	(205)	(401)
Debt issuance costs	(8)	(9)
Net cash provided by financing activities	570	385

Increase in cash and cash equivalents	329	503
Cash and cash equivalents, January 1	7	25
Cash and cash equivalents, March 31	$336	$528

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$94	$81

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$186	$164
Increase in finance lease obligations for investment in PP&E	2	5
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
	(unaudited)
	Three months ended March 31, 2023
Balance at December 31, 2022	$1,660	$7,414	$(7)	$9,067

Net income		258		258

Balance at March 31, 2023	$1,660	$7,672	$(7)	$9,325

	Three months ended March 31, 2022
Balance at December 31, 2021	$1,660	$6,599	$(10)	$8,249

Net income		234		234

Balance at March 31, 2022	$1,660	$6,833	$(10)	$8,483
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2023	2022
	(unaudited)

Operating revenues	$3,794	$1,993
Operating expenses:
Cost of natural gas	2,347	677
Operation and maintenance	625	551
Aliso Canyon litigation and regulatory matters	—	92
Depreciation and amortization	206	187
Franchise fees and other taxes	89	62
Total operating expenses	3,267	1,569
Operating income	527	424
Other (expense) income, net	(8)	34
Interest income	4	—
Interest expense	(69)	(40)
Income before income taxes	454	418
Income tax expense	(94)	(84)
Net income/Earnings attributable to common shares	$360	$334
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2023 and 2022
2023:
Net income	$454	$(94)	$360
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$455	$(94)	$361
2022:
Net income	$418	$(84)	$334
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$419	$(84)	$335
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2023	2022(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7	$21
Accounts receivable – trade, net	1,422	1,295
Accounts receivable – other, net	132	293
Due from unconsolidated affiliates	76	77
Inventories	130	159
Regulatory assets	63	104
Greenhouse gas allowances	113	111
Other current assets	90	69
Total current assets	2,033	2,129

Other assets:
Regulatory assets	1,453	1,291
Greenhouse gas allowances	631	551
Right-of-use assets – operating leases	38	42
Other long-term assets	596	583
Total other assets	2,718	2,467

Property, plant and equipment:
Property, plant and equipment	25,463	25,058
Less accumulated depreciation and amortization	(7,438)	(7,308)
Property, plant and equipment, net	18,025	17,750
Total assets	$22,776	$22,346
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2023	2022(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,023	$900
Accounts payable – trade	677	953
Accounts payable – other	211	176
Due to unconsolidated affiliates	36	36
Accrued compensation and benefits	157	209
Regulatory liabilities	376	394
Current portion of long-term debt and finance leases	318	318
Reserve for Aliso Canyon costs	129	129
Greenhouse gas obligations	113	111
Asset retirement obligations	67	68
Other current liabilities	466	429
Total current liabilities	3,573	3,723

Long-term debt and finance leases	5,792	5,780

Deferred credits and other liabilities:
Regulatory liabilities	1,042	1,043
Greenhouse gas obligations	504	443
Pension obligation, net of plan assets	251	277
Deferred income taxes	1,440	1,306
Asset retirement obligations	2,701	2,675
Deferred credits and other	414	401
Total deferred credits and other liabilities	6,352	6,145

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	2,316	2,316
Retained earnings	4,744	4,384
Accumulated other comprehensive income (loss)	(23)	(24)
Total shareholders’ equity	7,059	6,698
Total liabilities and shareholders’ equity	$22,776	$22,346
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$360	$334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206	187
Deferred income taxes and investment tax credits	86	84
Other	77	24
Net change in working capital components	(244)	323
Changes in noncurrent assets and liabilities, net	(159)	(211)
Net cash provided by operating activities	326	741

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(458)	(468)
Net cash used in investing activities	(458)	(468)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	—	697
Payments on finance leases	(5)	(3)
Increase (decrease) in short-term debt, net	123	(385)
Debt issuance costs	—	(6)
Net cash provided by financing activities	118	303

(Decrease) increase in cash and cash equivalents	(14)	576
Cash and cash equivalents, January 1	21	37
Cash and cash equivalents, March 31	$7	$613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$65	$43

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$219	$185
Increase in finance lease obligations for investment in PP&E	15	8
Increase in ARO for investment in PP&E	—	22
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended March 31, 2023
Balance at December 31, 2022	$22	$2,316	$4,384	$(24)	$6,698

Net income			360		360
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at March 31, 2023	$22	$2,316	$4,744	$(23)	$7,059

	Three months ended March 31, 2022
Balance at December 31, 2021	$22	$1,666	$3,785	$(31)	$5,442

Net income			334		334
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at March 31, 2022	$22	$1,666	$4,119	$(30)	$5,777
See Notes to Condensed Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL INFORMATION AND OTHER FINANCIAL DATA
PRINCIPLES OF CONSOLIDATION
Sempra
Sempra’s Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based holding company doing business as Sempra, and its consolidated entities. We have four separate reportable segments, which we discuss in Note 11. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
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
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after March 31, 2023 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.
All December 31, 2022 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2022 Consolidated Financial Statements in the Annual Report. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the interim period reporting provisions of U.S. GAAP and the SEC.
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

Certain business activities at Sempra Infrastructure are regulated by the CRE and the FERC and meet the regulatory accounting requirements of U.S. GAAP. Pipeline projects currently under construction that meet the regulatory accounting requirements of U.S. GAAP record the impact of AFUDC related to equity. We discuss AFUDC below and in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase.
Restricted cash includes:
▪for Sempra Infrastructure, funds fully drawn against SEFE’s letters of credit, including draws associated with its LNG storage and regasification agreement; funds denominated in Mexican pesos to pay for rights-of-way, license fees, permits, topographic surveys and other costs pursuant to trust and debt agreements related to pipeline projects; and certain funds at Port Arthur LNG for which withdrawals and usage are dictated by its debt agreements
▪for Parent and other, funds held in a delisting trust for the purpose of purchasing the remaining publicly owned IEnova shares
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Sempra’s Condensed Consolidated Balance Sheets to the sum of such amounts reported on Sempra’s Condensed Consolidated Statements of Cash Flows.

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$534	$370
Restricted cash, current	85	40
Restricted cash, noncurrent	84	52
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$703	$462

CREDIT LOSSES
We are exposed to credit losses from financial assets measured at amortized cost, including trade and other accounts receivable, amounts due from unconsolidated affiliates, our net investment in sales-type leases and a note receivable. We are also exposed to credit losses from off-balance sheet arrangements through Sempra’s guarantee related to Cameron LNG JV’s SDSRA, which we discuss in Note 5.
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

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2023	2022
Sempra:
Allowances for credit losses at January 1	$181	$136
Provisions for expected credit losses	117	48
Write-offs	(20)	(19)
Allowances for credit losses at March 31	$278	$165
SDG&E:
Allowances for credit losses at January 1	$78	$66
Provisions for expected credit losses	38	21
Write-offs	(11)	(9)
Allowances for credit losses at March 31	$105	$78
SoCalGas:
Allowances for credit losses at January 1	$98	$69
Provisions for expected credit losses	77	26
Write-offs	(9)	(10)
Allowances for credit losses at March 31	$166	$85

Allowances for credit losses related to trade receivables and other receivables are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	March 31,	December 31,
	2023	2022
Sempra:
Accounts receivable – trade, net	$238	$140
Accounts receivable – other, net	40	40
Other long-term assets	—	1
Total allowances for credit losses	$278	$181
SDG&E:
Accounts receivable – trade, net	$80	$52
Accounts receivable – other, net	25	25
Other long-term assets	—	1
Total allowances for credit losses	$105	$78
SoCalGas:
Accounts receivable – trade, net	$151	$83
Accounts receivable – other, net	15	15
Total allowances for credit losses	$166	$98
As we discuss below in “Note Receivable,” we have an interest-bearing promissory note due from KKR Pinnacle. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on this note receivable, including compounded interest and unamortized transaction costs, based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At March 31, 2023 and December 31, 2022, $6 million and $7 million, respectively, of expected credit losses are included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheets.
As we discuss in Note 5, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on this off-balance sheet arrangement based on external credit ratings, published default rate studies and the maturity date of the arrangement. At both March 31, 2023 and December 31, 2022, $6 million of expected credit losses are included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheets.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Natural gas	$41	$106	$1	$1	$24	$74
LNG	7	62	—	—	—	—
Materials and supplies	267	235	142	133	106	85
Total	$315	$403	$143	$134	$130	$159

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At March 31, 2023 and December 31, 2022, Other Long-Term Assets includes $320 million and $316 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, on Sempra’s Condensed Consolidated Balance Sheets.

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

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2023	2022
Sempra	$73	$57
SDG&E	31	28
SoCalGas	15	18

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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at March 31, 2023 and December 31, 2022. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,188 million and $1,194 million at March 31, 2023 and December 31, 2022, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Sempra Texas Utilities
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $13,735 million and $13,665 million at March 31, 2023 and December 31, 2022, respectively.
Sempra Infrastructure
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $880 million at March 31, 2023 and $886 million at December 31, 2022. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 5.
CFIN
As we discuss in Note 5, in July 2020, Sempra entered into a Support Agreement for the benefit of CFIN, which is a VIE. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of CFIN, including modification, prepayment, and refinance decisions related to the financing arrangement with external lenders and Cameron LNG JV’s four project owners as well as the ability to determine and enforce remedies in the event of default. The conditional obligations of the Support Agreement represent a variable interest that we measure at fair value on a recurring basis (see Note 8). Sempra’s maximum exposure to loss under the terms of the Support Agreement is $979 million.

ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $1,199 million and $1,099 million of assets at March 31, 2023 and December 31, 2022, respectively, consisting primarily of PP&E, net, and Accounts Receivable – Other attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $778 million and $685 million of liabilities at March 31, 2023 and December 31, 2022, respectively, consisting primarily of long-term debt, short-term debt and accounts payable attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 6, IEnova and TotalEnergies SE have provided guarantees for 83.4% and 16.6%, respectively, of the loan facility supporting construction of the liquefaction facility.
Port Arthur LNG
Port Arthur LNG is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that Port Arthur LNG will require future capital contributions or other financial support to finance the construction of the PA LNG Phase 1 project. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate Port Arthur LNG. Sempra consolidated $1,901 million of assets at March 31, 2023 consisting primarily of PP&E, net, attributable to Port Arthur LNG that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $913 million of liabilities at March 31, 2023 consisting primarily of accounts payable and long-term debt attributable to Port Arthur LNG for which creditors do not have recourse to the general credit of Sempra.

PENSION AND PBOP
Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost. The components of net periodic benefit cost, other than the service cost component, are included in the Other Income, Net, table below.

NET PERIODIC BENEFIT COST – SEMPRA
(Dollars in millions)
	Pension		PBOP
	Three months ended March 31,
	2023	2022	2023	2022
Service cost	$28	$41	$4	$7
Interest cost	40	30	9	7
Expected return on assets	(43)	(46)	(17)	(16)
Amortization of:
Prior service cost (credit)	1	3	(1)	(1)
Actuarial loss (gain)	2	6	(6)	(4)
Net periodic benefit cost (credit)	28	34	(11)	(7)
Regulatory adjustments	29	(27)	11	7
Total expense recognized	$57	$7	$—	$—

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension		PBOP
	Three months ended March 31,
	2023	2022	2023	2022
Service cost	$8	$10	$1	$2
Interest cost	10	7	2	1
Expected return on assets	(10)	(11)	(2)	(2)
Amortization of:
Actuarial loss (gain)	1	—	(1)	(1)
Net periodic benefit cost	9	6	—	—
Regulatory adjustments	4	(5)	—	—
Total expense recognized	$13	$1	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension		PBOP
	Three months ended March 31,
	2023	2022	2023	2022
Service cost	$17	$28	$3	$5
Interest cost	25	20	7	5
Expected return on assets	(29)	(31)	(15)	(13)
Amortization of:
Prior service cost (credit)	1	2	(1)	(1)
Actuarial loss (gain)	—	4	(5)	(3)
Net periodic benefit cost (credit)	14	23	(11)	(7)
Regulatory adjustments	25	(22)	11	7
Total expense recognized	$39	$1	$—	$—

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $511 million and $505 million at March 31, 2023 and December 31, 2022, respectively.

SEMPRA EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2023	2022
Numerator:
Earnings attributable to common shares	$969	$612

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	314,919	316,353
Dilutive effect of stock options and RSUs(2)	1,205	1,081
Weighted-average common shares outstanding for diluted EPS	316,124	317,434

EPS:
Basic	$3.08	$1.93
Diluted	$3.07	$1.93
(1)    Includes 360 and 407 fully vested RSUs held in our Deferred Compensation Plan for the three months ended March 31, 2023 and 2022, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months ended March 31, 2023 and 2022 excludes 180,015 and 337,239 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
In January 2023, pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Development Committee of Sempra’s board of directors granted 163,287 nonqualified stock options, 325,412 performance-based RSUs and 130,319 service-based RSUs.
We discuss share-based compensation plans and related awards and the terms and conditions of Sempra’s equity securities further in Notes 10, 13 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total accumulated other comprehensive income (loss)
	Three months ended March 31, 2023 and 2022
Sempra:
Balance at December 31, 2022	$(59)	$10	$(86)	$(135)
OCI before reclassifications	10	(40)	(13)	(43)
Amounts reclassified from AOCI	—	(5)	1	(4)
Net OCI	10	(45)	(12)	(47)
Balance at March 31, 2023	$(49)	$(35)	$(98)	$(182)

Balance at December 31, 2021	$(79)	$(156)	$(83)	$(318)
OCI before reclassifications	3	74	6	83
Amounts reclassified from AOCI	—	4	2	6
Net OCI	3	78	8	89
Balance at March 31, 2022	$(76)	$(78)	$(75)	$(229)
SDG&E:
Balance at December 31, 2022 and March 31, 2023			$(7)	$(7)

Balance at December 31, 2021 and March 31, 2022			$(10)	$(10)
SoCalGas:
Balance at December 31, 2022		$(12)	$(12)	$(24)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at March 31, 2023		$(12)	$(11)	$(23)

Balance at December 31, 2021		$(13)	$(18)	$(31)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at March 31, 2022		$(13)	$(17)	$(30)
(1)    All amounts are net of income tax, if subject to tax, and exclude NCI.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended March 31,
	2023	2022
Sempra:
Financial instruments:
Interest rate instruments	$—	$(1)	Interest Expense
Interest rate instruments	(7)	14	Equity Earnings(1)
Foreign exchange instruments	—	(1)	Revenues: Energy-Related Businesses
	1	—	Other Income, Net
Foreign exchange instruments	1	(1)	Equity Earnings(1)
Interest rate and foreign exchange instruments	(6)	(6)	Other Income, Net
Total, before income tax	(11)	5
	3	(1)	Income Tax Expense
Total, net of income tax	(8)	4
	3	—	Earnings Attributable to Noncontrolling Interests
	$(5)	$4
Pension and PBOP(2):
Amortization of actuarial loss	$—	$2	Other Income, Net
Amortization of prior service cost	1	1	Other Income, Net
Total, before income tax	1	3
	—	(1)	Income Tax Expense
Total, net of income tax	$1	$2

Total reclassifications for the period, net of income tax and after NCI	$(4)	$6
SoCalGas:
Pension and PBOP(2):
Amortization of actuarial loss	$—	$1	Other (Expense) Income, Net
Amortization of prior service cost	1	—	Other (Expense) Income, Net
Total reclassifications for the period, net of income tax	$1	$1
(1)    Equity earnings at our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” above).

For the three months ended March 31, 2023 and 2022, reclassifications out of AOCI to net income were negligible for SDG&E.

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

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity held by noncontrolling interests
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Sempra Infrastructure:
SI Partners	30.0%	30.0%	$2,198	$2,060
SI Partners subsidiaries(1)	0.1 - 30.0	0.1 - 16.6	360	61
Total Sempra			$2,558	$2,121
(1)    SI Partners has subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.
Sempra Infrastructure
Sale of NCI to ConocoPhillips Affiliate. On March 20, 2023, an indirect subsidiary of SI Partners completed the sale of an indirect 30% NCI in the PA LNG Phase 1 project to an affiliate of ConocoPhillips for aggregate cash consideration of approximately $265 million, subject to customary post-closing adjustments. As a result of this sale, we recorded a $237 million increase in equity held by NCI and an increase in Sempra’s shareholders’ equity of $18 million, net of $3 million in transaction costs and $7 million in tax impacts.
At the closing of the sale of NCI to the ConocoPhillips affiliate, the associated limited liability company agreement was amended and restated to include the ConocoPhillips affiliate as a member of such company and to set forth certain governance and other agreements with respect to the funding of the PA LNG Phase 1 project. Pursuant to the limited liability company agreement, such company will generally be managed by a board of managers, initially constituting three representatives appointed by the indirect subsidiary of SI Partners and two representatives appointed by the ConocoPhillips affiliate.
The indirect subsidiary of SI Partners and the ConocoPhillips affiliate have made certain customary capital contribution commitments to fund their respective pro rata equity share of the total anticipated capital calls for the equity portion of the anticipated development costs of the PA LNG Phase 1 project. In addition, both SI Partners and ConocoPhillips provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee.
Sale of NCI to KKR Denali. On March 20, 2023, an indirect subsidiary of SI Partners entered into an agreement for the sale to KKR Denali of an indirect interest of a minimum of 25% and up to 48.65% in the PA LNG Phase 1 project for aggregate cash consideration of a minimum of $64 million for a 25% indirect interest and up to $125 million for the full 48.65% indirect interest, plus KKR Denali’s pro rata equity share of development costs incurred prior to the closing that exceed $439 million, subject to customary post-closing adjustments. We are targeting the closing of the sale of NCI to KKR Denali in the summer of 2023, subject to regulatory approvals and other customary closing conditions. If the closing conditions are satisfied and KKR Denali fails to complete the closing, then KKR Denali must pay a termination fee of $130 million.
In connection with the closing of the sale of NCI to KKR Denali, the associated limited liability company agreement will be amended and restated to include KKR Denali as a member of such company and to set forth certain governance and other agreements with respect to the funding of the PA LNG Phase 1 project. Pursuant to the limited liability company agreement, (i) the indirect subsidiary of SI Partners (a) will be the managing member; (b) will exclusively hold the right to make decisions with respect to certain expansions, such as the potential PA LNG Phase 2 project; (c) will have certain rights to preferential distributions from specified revenues and expansion true-up payments; and, (d) through a parent entity that is a subsidiary of Sempra, will bear a disproportionately higher allocation of certain capital contribution commitments in certain budgetary overrun scenarios, and (ii) KKR Denali will receive certain investor protection voting rights. The indirect subsidiary of SI Partners and KKR Denali will also make capital contribution commitments to fund their respective equity share of the equity funding amount of anticipated development costs of the PA LNG Phase 1 project, except in those certain budget overrun scenarios discussed above.
Following completion of the sale of NCI to the ConocoPhillips affiliate and subject to closing the sale of NCI to KKR Denali, Sempra would hold an indirect interest in the PA LNG Phase 1 project of between 14.9% and 31.5%, depending on the amount of KKR Denali’s investment at closing.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	March 31, 2023	December 31, 2022
Sempra:
Tax sharing arrangement with Oncor Holdings	$57	$41
Various affiliates	17	13
Total due from unconsolidated affiliates – current	$74	$54

Sempra Infrastructure(1):
TAG Pipelines Norte, S. de R.L. de C.V. – 5.5% Note due January 9, 2024	$(41)	$—
Total due to unconsolidated affiliates – current	$(41)	$—

Sempra Infrastructure(1):
TAG Pipelines Norte, S. de R.L. de C.V.:
5.5% Note due January 9, 2024	$—	$(40)
5.5% Note due January 14, 2025	(23)	(23)
5.5% Note due July 16, 2025	(21)	(21)
5.5% Note due January 14, 2026	(19)	(19)
5.5% Note due July 14, 2026	(11)	(11)
5.5% Note due January 19, 2027	(14)	—
TAG – 5.74% Note due December 17, 2029	(190)	(187)
Total due to unconsolidated affiliates – noncurrent	$(278)	$(301)
SDG&E:
Sempra	$(52)	$(49)
SoCalGas	(75)	(72)
Various affiliates	(16)	(14)
Total due to unconsolidated affiliates – current	$(143)	$(135)

Income taxes due (to) from Sempra(2)	$(8)	$10
SoCalGas:
SDG&E	$75	$72
Various affiliates	1	5
Total due from unconsolidated affiliates – current	$76	$77

Sempra	$(36)	$(36)
Total due to unconsolidated affiliates – current	$(36)	$(36)

Income taxes due to Sempra(2)	$(25)	$(16)
(1)     U.S. dollar-denominated loans at fixed interest rates. Amounts include principal balances plus accumulated interest outstanding.
(2)    SDG&E and SoCalGas are included in the consolidated income tax return of Sempra, and their respective income tax expense is computed as an amount equal to that which would result from each company having always filed a separate return. Amounts include current and noncurrent income taxes due to/from Sempra.

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended March 31,
	2023	2022
Sempra:
Revenues	$13	$7
Interest income	—	10
Interest expense	4	4
SDG&E:
Revenues	$4	$4
Cost of sales	30	24
SoCalGas:
Revenues	$34	$26
Cost of sales(1)	31	—
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provided guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement, which remain outstanding. We discuss these guarantees in Note 5 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER INCOME, NET
Other Income, Net, consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended March 31,
	2023	2022
Sempra:
Allowance for equity funds used during construction	$33	$35
Investment gains (losses), net(1)	12	(13)
Gains on interest rate and foreign exchange instruments, net	5	6
Foreign currency transaction gains (losses), net(2)	1	(19)
Non-service components of net periodic benefit cost	(25)	41
Interest on regulatory balancing accounts, net	18	1
Sundry, net	(3)	(13)
Total	$41	$38
SDG&E:
Allowance for equity funds used during construction	$23	$21
Non-service components of net periodic benefit cost	(4)	11
Interest on regulatory balancing accounts, net	10	1
Sundry, net	(1)	1
Total	$28	$34
SoCalGas:
Allowance for equity funds used during construction	$10	$13
Non-service components of net periodic benefit cost	(19)	32
Interest on regulatory balancing accounts, net	8	—
Sundry, net	(7)	(11)
Total	$(8)	$34
(1)    Represents net investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.
(2)    Includes losses of $11 in the three months ended March 31, 2022 from translation to U.S. dollars of a Mexican peso-denominated loan to IMG, which are offset by corresponding amounts included in Equity Earnings on the Condensed Consolidated Statement of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2023	2022
Sempra:
Income tax expense	$376	$334

Income before income taxes and equity earnings	$1,329	$665
Equity earnings, before income tax(1)	132	143
Pretax income	$1,461	$808

Effective income tax rate	26%	41%
SDG&E:
Income tax expense	$7	$64
Income before income taxes	$265	$298
Effective income tax rate	3%	21%
SoCalGas:
Income tax expense	$94	$84
Income before income taxes	$454	$418
Effective income tax rate	21%	20%
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
Under the IRA, beginning in 2023, the scope of projects eligible for investment tax credits was expanded to include standalone energy storage projects. The IRA also provided an election that prospectively permits investment tax credits related to standalone energy storage projects to be returned to utility customers over a period that is shorter than the life of the applicable asset. Under this election, SDG&E recorded a regulatory liability to offset these investment tax credits, which reduced SDG&E’s and Sempra’s ETR in 2023.
On April 14, 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. We are assessing the potential impacts of this Revenue Procedure and do not expect it to have a material impact on Sempra’s, SDG&E’s or SoCalGas’ results of operations, financial condition and/or cash flows.

In the three months ended March 31, 2022, we recognized income tax expense of $120 million for a deferred income tax liability related to outside basis differences in our foreign subsidiaries that we had previously considered to be indefinitely reinvested.

NOTE 2. NEW ACCOUNTING STANDARDS
There are no recent accounting pronouncements that have had or may have a significant effect on our results of operations, financial condition, cash flows or disclosures.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended March 31, 2023
By major service line:
Utilities	$1,765	$3,841	$30	$(38)	$5,598
Energy-related businesses	—	—	312	(21)	291
Revenues from contracts with customers	$1,765	$3,841	$342	$(59)	$5,889

By market:
Gas	$554	$3,841	$204	$(35)	$4,564
Electric	1,211	—	138	(24)	1,325
Revenues from contracts with customers	$1,765	$3,841	$342	$(59)	$5,889

Revenues from contracts with customers	$1,765	$3,841	$342	$(59)	$5,889
Utilities regulatory revenues	(112)	(47)	—	—	(159)
Other revenues	—	—	854	(24)	830
Total revenues	$1,653	$3,794	$1,196	$(83)	$6,560

	Three months ended March 31, 2022
By major service line:
Utilities	$1,501	$1,912	$28	$(29)	$3,412
Energy-related businesses	—	—	292	(15)	277
Revenues from contracts with customers	$1,501	$1,912	$320	$(44)	$3,689

By market:
Gas	$330	$1,912	$229	$(26)	$2,445
Electric	1,171	—	91	(18)	1,244
Revenues from contracts with customers	$1,501	$1,912	$320	$(44)	$3,689

Revenues from contracts with customers	$1,501	$1,912	$320	$(44)	$3,689
Utilities regulatory revenues	(56)	81	—	—	25
Other revenues	—	—	104	2	106
Total revenues	$1,445	$1,993	$424	$(42)	$3,820

REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, at March 31, 2023, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations at March 31, 2023.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2023 (excluding first three months of 2023)	$279	$3
2024	303	4
2025	364	4
2026	363	4
2027	363	4
Thereafter	4,153	59
Total revenues to be recognized	$5,825	$78
(1)    Excludes intercompany transactions.
Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the three months ended March 31, 2023 or 2022. As we discuss in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra Infrastructure drew against and fully exhausted SEFE’s letters of credit in April 2022 due to SEFE’s non-renewal of such letters of credit as required under its LNG storage and regasification agreement. Sempra Infrastructure recorded a contract liability for the funds drawn from the letters of credit as payments received in advance.

CONTRACT LIABILITIES
(Dollars in millions)
	2023	2022
Sempra:
Contract liabilities at January 1	$(252)	$(278)
Revenue from performance obligations satisfied during reporting period	2	39
Contract liabilities at March 31(1)	$(250)	$(239)
SDG&E:
Contract liabilities at January 1	$(79)	$(83)
Revenue from performance obligations satisfied during reporting period	1	1
Contract liabilities at March 31(2)	$(78)	$(82)
(1)     Balances at March 31, 2023 include $12 in Other Current Liabilities and $238 in Deferred Credits and Other.
(2)     Balances at March 31, 2023 include $4 in Other Current Liabilities and $74 in Deferred Credits and Other.

Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	March 31, 2023	December 31, 2022

Sempra:
Accounts receivable – trade, net(1)	$2,417	$2,291
Accounts receivable – other, net	12	25
Due from unconsolidated affiliates – current(2)	10	9
Other long-term assets(3)	4	9
Total	$2,443	$2,334
SDG&E:
Accounts receivable – trade, net(1)	$859	$799
Accounts receivable – other, net	11	12
Due from unconsolidated affiliates – current(2)	6	2
Other long-term assets(3)	3	6
Total	$879	$819
SoCalGas:
Accounts receivable – trade, net	$1,422	$1,295
Accounts receivable – other, net	1	13
Other long-term assets(3)	1	3
Total	$1,424	$1,311
(1)     At March 31, 2023 and December 31, 2022, includes $81 and $72, respectively, of receivables due from customers that were billed on behalf of CCAs, which are not included in revenues.
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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	March 31, 2023	December 31, 2022

SDG&E:
Fixed-price contracts and other derivatives	$(28)	$(110)
Deferred income taxes recoverable in rates	372	296
Pension and PBOP plan obligations	7	11
Removal obligations	(2,319)	(2,248)
Environmental costs	106	107
Sunrise Powerlink fire mitigation	124	123
Regulatory balancing accounts(1)(2):
Commodity – electric	184	220
Gas transportation	30	60
Safety and reliability	135	107
Public purpose programs	(100)	(69)
Wildfire mitigation plan	443	375
Liability insurance premium	100	99
Other balancing accounts	(169)	(50)
Other regulatory assets, net(2)	154	137
Total SDG&E	(961)	(942)
SoCalGas:
Deferred income taxes recoverable in rates	208	161
Pension and PBOP plan obligations	(201)	(170)
Employee benefit costs	24	24
Removal obligations	(610)	(616)
Environmental costs	38	38
Regulatory balancing accounts(1)(2):
Commodity – gas, including transportation	(376)	(257)
Safety and reliability	595	575
Public purpose programs	(132)	(158)
Liability insurance premium	24	23
Other balancing accounts	267	115
Other regulatory assets, net(2)	261	223
Total SoCalGas	98	(42)
Sempra Infrastructure:
Deferred income taxes recoverable in rates	78	78
Total Sempra	$(785)	$(906)
(1)    At March 31, 2023 and December 31, 2022, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $648 and $562, respectively, and for SoCalGas was $754 and $692, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.
SEMPRA CALIFORNIA
CPUC GRC
The CPUC uses GRCs to set revenues to allow SDG&E and SoCalGas to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.
In May 2022, SDG&E and SoCalGas filed their 2024 GRC applications requesting CPUC approval of test year revenue requirements for 2024 and attrition year adjustments for 2025 through 2027. SDG&E and SoCalGas requested revenue requirements for 2024 of $3.0 billion and $4.4 billion, respectively. SDG&E and SoCalGas proposed post-test year revenue requirement changes using various mechanisms that are estimated to result in annual increases of approximately 8% to 11% at SDG&E and approximately 6% to 8% at SoCalGas. In October 2022, the CPUC issued a scoping ruling that set a schedule for the proceeding, including the expected issuance of a proposed decision in the second quarter of 2024. Intervening parties have proposed various adjustments to SDG&E’s and SoCalGas’ revenue requirement requests. In April 2023, a proposed decision was issued that would allow SDG&E and SoCalGas to recognize the effects of the GRC final decision retroactive to January 1, 2024.

SDG&E expects to submit separate requests in its GRC for review and recovery of its wildfire mitigation plan costs in mid-2023 for costs incurred from 2019 through 2022 and in mid-2024 for costs incurred in 2023. The results of the GRC may materially and adversely differ from what is contained in the GRC applications.
CPUC Cost of Capital
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

NOTE 5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
We generally account for investments under the equity method when we have significant influence over, but do not have control of, these entities. Equity earnings and losses, both before and net of income tax, are combined and presented as Equity Earnings on the Condensed Consolidated Statements of Operations. See Note 11 for information on equity earnings and losses, both before and net of income tax, by segment. See Note 1 for information on how equity earnings and losses before income taxes are factored into the calculations of our pretax income or loss and ETR.
We provide additional information concerning our equity method investments in Notes 5 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.
SEMPRA TEXAS UTILITIES
Oncor Holdings
We account for our 100% equity ownership interest in Oncor Holdings, which owns an 80.25% interest in Oncor, as an equity method investment. Due to the ring-fence measures, governance mechanisms and commitments in effect, we do not have the power to direct the significant activities of Oncor Holdings and Oncor. See Note 6 of the Notes to Consolidated Financial

Statements in the Annual Report for additional information related to the restrictions on our ability to direct the significant activities of Oncor Holdings and Oncor.
In both the three months ended March 31, 2023 and 2022, Sempra contributed $85 million to Oncor Holdings, and Oncor Holdings distributed $85 million to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended March 31,
	2023	2022
Operating revenues	$1,292	$1,249
Operating expenses	(1,024)	(897)
Income from operations	268	352
Interest expense	(123)	(108)
Income tax expense	(24)	(42)
Net income	99	191
Noncontrolling interest held by Texas Transmission Investment LLC	(20)	(38)
Earnings attributable to Sempra(1)	79	153
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing arrangement and changes in basis differences in AOCI within the carrying value of our equity method investment.
SEMPRA INFRASTRUCTURE
Cameron LNG JV
In the three months ended March 31, 2023 and 2022, Cameron LNG JV distributed to Sempra Infrastructure $114 million and $119 million, respectively.
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $20 million at March 31, 2023, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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
In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 8). At March 31, 2023, the fair value of the Support Agreement was $24 million, of which $7 million is included in Other Current Assets and $17 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.

NOTE 6. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At March 31, 2023, Sempra had an aggregate capacity of $9.9 billion under eight primary committed lines of credit, which provide liquidity and support commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		March 31, 2023
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Available unused credit
Sempra	October 2027	$4,000	$(707)	$—	$3,293
SDG&E	October 2027	1,500	—	—	1,500
SoCalGas	October 2027	1,200	(223)	—	977
SI Partners	November 2024	1,000	—	—	1,000
IEnova and SI Partners	September 2023	350	—	(350)	—
IEnova and SI Partners	December 2023	150	—	(8)	142
IEnova and SI Partners	February 2024	1,500	—	(926)	574
Port Arthur LNG	March 2030	200	—	—	200
Total		$9,900	$(930)	$(1,284)	$7,686

Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At March 31, 2023, each entity was in compliance with this ratio under its respective credit facility.
SI Partners must maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in its credit facilities) of no more than 5.25 to 1.00 at the end of each quarter. At March 31, 2023, SI Partners was in compliance with this ratio.

In March 2023, Port Arthur LNG entered into a seven-year initial working capital facility agreement with a syndicate of four external lenders expiring in March 2030. The credit facility permits borrowings of up to $200 million, which bear interest by reference to Term SOFR, plus the applicable margin.
Uncommitted Line of Credit
ECA LNG Phase 1 has an uncommitted line of credit, which is generally used for working capital requirements, with an aggregate capacity of $200 million of which $25 million was outstanding at March 31, 2023. The amounts outstanding are before reductions of any unamortized discounts. The facility expires in August 2023 and borrowings can be in U.S. dollars or Mexican pesos. At March 31, 2023, outstanding amounts were borrowed in Mexican pesos and bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 105 bps. Borrowings made in U.S. dollars bear interest at a variable rate based on the 1-month or 3-month LIBOR plus 105 bps.
Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At March 31, 2023, we had $533 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT
(Dollars in millions)
		March 31, 2023
	Expiration date range	Uncommitted letters of credit outstanding
SDG&E	May 2023 - January 2024	$15
SoCalGas	June 2023 - March 2024	20
Sempra Infrastructure	April 2023 - October 2043	330
Parent and other	June 2023 - March 2024	168
Total		$533
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
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	March 31, 2023	December 31, 2022
Sempra	5.68%	5.57%
SDG&E	—	4.76
SoCalGas	5.37	4.71
LONG-TERM DEBT
SDG&E
In March 2023, SDG&E issued $800 million aggregate principal amount of 5.35% first mortgage bonds due in full upon maturity on April 1, 2053 and received proceeds of $783 million (net of debt discount, underwriting discounts and debt issuance costs of $17 million). The first mortgage bonds are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SDG&E used the net proceeds for general corporate purposes, including repayment of commercial paper and other indebtedness.

Sempra Infrastructure
ECA LNG Phase 1
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025 for an aggregate principal amount of up to $1.3 billion. IEnova and TotalEnergies SE have provided guarantees for repayment of the loans plus accrued and unpaid interest of 83.4% and 16.6%, respectively. At March 31, 2023 and December 31, 2022, $634 million and $575 million, respectively, of borrowings from external lenders were outstanding under the loan agreement, with a weighted-average interest rate of 7.86% and 7.54%, respectively.
Port Arthur LNG
On March 20, 2023, Port Arthur LNG entered into a term loan facility agreement with a syndicate of 21 external lenders for an aggregate principal amount of approximately $6.8 billion. Proceeds from the loans will be used to finance the cost of construction of the PA LNG Phase 1 project. The loans mature on March 20, 2030 and bear interest by reference to Term SOFR, plus the applicable margin and a credit adjustment spread. The applicable margin prior to completion of the PA LNG Phase 1 project (which occurs upon the satisfaction or waiver of a series of customary operational, technical, environmental and social and other tests and conditions that generally would not be fully met until after the commercial operations date) is 2.00% and on completion and thereafter is 2.25%. The principal amounts outstanding on the loans must be repaid in quarterly installments, commencing on the earlier of (i) the first quarterly payment date occurring more than three calendar months following completion of the PA LNG Phase 1 project and (ii) April 20, 2029. Under the terms of the loan agreement, at least 60% of the projected outstanding balance is required to be hedged during construction and over the underlying 20-year notional amortization period. As we discuss in Note 7, Port Arthur LNG entered into hedging instruments in satisfaction of this requirement on March 21, 2023. An upfront equity funding amount of $4.7 billion is required to have been contributed to Port Arthur LNG for construction costs as a condition to the initial advance of term loans under the agreement (other than advances for fees, interest, expenses and certain other specified costs). Port Arthur LNG paid $200 million in debt issuance costs at closing. Additionally, the loan agreement and the related working capital facility agreement that we discuss above require payment of commitment fees calculated at a rate per annum equal to 30% of the applicable margin for Term SOFR loans multiplied by the outstanding debt commitments, and additional administrative fees. At March 31, 2023, $215 million of borrowings were outstanding under the loan agreement, with an all-in weighted-average interest rate of 5.44%.
In connection with this loan agreement, SI Partners and ConocoPhillips have collectively provided commitments for approximately $2.8 billion in equity funding for the benefit of Port Arthur LNG for their respective affiliate’s share of the equity funding of anticipated construction costs of the PA LNG Phase 1 project in excess of the upfront equity funding amount of $4.7 billion. The amount of each commitment is based on each of SI Partners’ and ConocoPhillips’ proportionate indirect ownership interest in Port Arthur LNG of 70% and 30%, respectively. The obligation under these guarantees will be reduced as their respective affiliates fund their direct proportionate interest of capital calls. Such equity funding can be called upon by Port Arthur LNG to fund project costs or, upon the taking of an enforcement action under the terms of Port Arthur LNG’s finance documents, to pay its senior debt obligations.
The pari passu secured obligations under the related finance documents are secured by a first priority lien (subject to customary permitted encumbrances) in substantially all of the assets of Port Arthur LNG, including the equity interests in, and real property interests of, Port Arthur LNG.

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

In all other cases, we record derivatives at fair value on the Condensed Consolidated Balance Sheets. We may have derivatives that are (1) cash flow hedges, (2) fair value hedges, or (3) undesignated. Depending on the applicability of hedge accounting and, for SDG&E and SoCalGas and other operations subject to regulatory accounting, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in OCI (cash flow hedges), on the balance sheet (regulatory offsets), or recognized in earnings (fair value hedges and undesignated derivatives not subject to rate recovery). We classify cash flows from the principal settlements of cross-currency swaps that hedge exposure related to Mexican peso-denominated debt and amounts related to terminations or early settlements of interest rate swaps as financing activities and settlements of other derivative instruments as operating activities on the Condensed Consolidated Statements of Cash Flows.
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
▪From time to time, our various businesses, including SDG&E and SoCalGas, may use other derivatives to hedge exposures such as GHG allowances.

The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	March 31, 2023	December 31, 2022
Sempra:
Natural gas	MMBtu	355	254
Electricity	MWh	—	1
Congestion revenue rights	MWh	40	42
SDG&E:
Natural gas	MMBtu	16	15
Congestion revenue rights	MWh	40	42
SoCalGas:
Natural gas	MMBtu	248	224
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
In December 2022, Sempra Infrastructure entered into an undesignated contingent interest rate swap to lock in interest rates on up to $3.5 billion of the variable rate indebtedness from anticipated future project-level debt financing that would be used to pay for construction costs of the PA LNG Phase 1 project. The contingent interest rate swap had a 25-year tenor, and its settlement was conditional upon the closing of project-level debt financing with respect to the PA LNG Phase 1 project. On March 20, 2023, we closed on the project-level debt financing and, shortly thereafter, paid $14 million to cash settle the contingent interest rate swap.
As we discuss in Note 6, a minimum of 60% of the projected amount of term loans outstanding is required to be hedged under the Port Arthur LNG term loan facility agreement. On March 21, 2023, Port Arthur LNG entered into floating-to-fixed interest rate swaps with 17 counterparties to hedge the variability in cash flows related to the SOFR-based component of interest payments on forecasted loans outstanding under the agreement. The notional amounts of the interest rate swaps generally increase in proportion to the forecasted borrowings up to a maximum amount of $4.2 billion prior to the maturity of the term loans on March 20, 2030. At March 31, 2023, these interest rate swaps accrued interest based on a $200 million notional. Under the interest rate swaps, which are designated as cash flow hedges, Port Arthur LNG receives interest at Term SOFR and pays interest at a fixed rate of 3.23% based on amortizing notional amounts maturing in 2048.
The following table presents the net notional amounts of our interest rate derivatives, excluding those in our equity method investments and the contingent interest rate swap.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	March 31, 2023		December 31, 2022
	Notional debt	Maturities	Notional debt	Maturities
Sempra:
Cash flow hedges	$4,457	2023-2048	$294	2023-2034
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
The following table presents the net notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	March 31, 2023		December 31, 2022
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cross-currency swaps	$—	—	$306	2023
Other foreign currency derivatives	88	2023-2024	111	2023-2024

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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2023
	Current assets: Fixed-price contracts and other derivatives(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$10	$29	$—	$(73)
Foreign exchange instruments	—	—	(13)	—
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	217	23	(208)	(28)
Associated offsetting commodity contracts	(197)	(23)	197	23
Commodity contracts subject to rate recovery	38	26	(52)	(12)
Associated offsetting commodity contracts	(21)	(3)	21	3
Net amounts presented on the balance sheet	47	52	(55)	(87)
Additional cash collateral for commodity contracts not subject to rate recovery	317	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	95	—	—	—
Total(2)	$459	$52	$(55)	$(87)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$35	$26	$(21)	$(3)
Associated offsetting commodity contracts	(19)	(3)	19	3
Net amounts presented on the balance sheet	16	23	(2)	—
Additional cash collateral for commodity contracts subject to rate recovery	84	—	—	—
Total(2)	$100	$23	$(2)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$3	$—	$(31)	$(9)
Associated offsetting commodity contracts	(2)	—	2	—
Net amounts presented on the balance sheet	1	—	(29)	(9)
Additional cash collateral for commodity contracts subject to rate recovery	11	—	—	—
Total	$12	$—	$(29)	$(9)
(1)    Included in Other Current Assets for SoCalGas.
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
(1)    Included in Other Current Assets for SoCalGas.
(2)    Normal purchase contracts previously measured at fair value are excluded.

The following table includes the effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI.

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax (loss) gain recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended March 31,			Three months ended March 31,
	2023	2022	Location	2023	2022
Sempra:
Interest rate instruments	$(77)	$22	Interest Expense	$—	$1
Interest rate instruments	(17)	94	Equity Earnings(1)	7	(14)
Foreign exchange instruments	(6)	(3)	Revenues: Energy- Related Businesses	—	1
			Other Income, Net	(1)	—
Foreign exchange instruments	(5)	(2)	Equity Earnings(1)	(1)	1
Interest rate and foreign exchange instruments	7	9	Other Income, Net	6	6
Total	$(98)	$120		$11	$(5)
(1)    Equity earnings at our foreign equity method investees are recognized after tax.

For Sempra, we expect that net gains before NCI of $33 million, which are net of income tax expense, that are currently recorded in AOCI (with net gains of $19 million attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at March 31, 2023 is approximately 25 years for Sempra. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 17 years.
The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended March 31,
	Location	2023	2022
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$449	$(77)
Commodity contracts subject to rate recovery	Cost of Natural Gas	(27)	—
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	9	18
Interest rate instrument	Interest Expense	(47)	—
Total		$384	$(59)
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$9	$18
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(27)	$—

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
For Sempra, the total fair value of this group of derivative instruments in a liability position at March 31, 2023 and December 31, 2022 was $42 million and $106 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at March 31, 2023 and December 31, 2022 was $38 million and $69 million, respectively. SDG&E did not have this group of derivative instruments in a liability position at March 31, 2023 or December 31, 2022. At March 31, 2023, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $42 million and $38 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2023 and December 31, 2022. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair-valued assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2022.
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

▪As we discuss in Note 5, in July 2020, Sempra entered into a Support Agreement for the benefit of CFIN. We measure the Support Agreement, which includes a guarantee obligation, a put option and a call option, net of related guarantee fees, at fair value on a recurring basis. We use a discounted cash flow model to value the Support Agreement, net of related guarantee fees. Because some of the inputs that are significant to the valuation are less observable, the Support Agreement is classified as Level 3, as we describe below in “Level 3 Information – Sempra Infrastructure.”

RECURRING FAIR VALUE MEASURES – SEMPRA
(Dollars in millions)
	Level 1	Level 2	Level 3	Total
	Fair value at March 31, 2023
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$18	$1	$—	$19
Equity securities	312	4	—	316
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	24	13	—	37
Municipal bonds	—	266	—	266
Other securities	—	230	—	230
Total debt securities	24	509	—	533
Total nuclear decommissioning trusts(1)	354	514	—	868
Short-term investments held in Rabbi Trust	48	—	—	48
Interest rate instruments	—	39	—	39
Commodity contracts not subject to rate recovery	—	20	—	20
Effect of netting and allocation of collateral(2)	317	—	—	317
Commodity contracts subject to rate recovery	7	3	30	40
Effect of netting and allocation of collateral(2)	79	10	6	95
Support Agreement, net of related guarantee fees	—	—	24	24
Total	$805	$586	$60	$1,451
Liabilities:
Interest rate instruments	$—	$73	$—	$73
Foreign exchange instruments	—	13	—	13
Commodity contracts not subject to rate recovery	—	16	—	16
Commodity contracts subject to rate recovery	—	40	—	40
Total	$—	$142	$—	$142
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SEMPRA (CONTINUED)
(Dollars in millions)
	Level 1	Level 2	Level 3	Total
	Fair value at December 31, 2022
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$10	$1	$—	$11
Equity securities	293	4	—	297
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	27	13	—	40
Municipal bonds	—	270	—	270
Other securities	—	227	—	227
Total debt securities	27	510	—	537
Total nuclear decommissioning trusts(1)	330	515	—	845
Short-term investments held in Rabbi Trust	55	—	—	55
Interest rate instruments	—	76	—	76
Commodity contracts not subject to rate recovery	—	273	—	273
Effect of netting and allocation of collateral(2)	451	—	—	451
Commodity contracts subject to rate recovery	82	19	35	136
Effect of netting and allocation of collateral(2)	12	—	6	18
Support Agreement, net of related guarantee fees	—	—	17	17
Total	$930	$883	$58	$1,871
Liabilities:
Foreign exchange instruments	$—	$8	$—	$8
Interest rate and foreign exchange instruments	—	105	—	105
Commodity contracts not subject to rate recovery	—	191	—	191
Commodity contracts subject to rate recovery	—	70	—	70
Total	$—	$374	$—	$374
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Level 1	Level 2	Level 3	Total
	Fair value at March 31, 2023
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$18	$1	$—	$19
Equity securities	312	4	—	316
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	24	13	—	37
Municipal bonds	—	266	—	266
Other securities	—	230	—	230
Total debt securities	24	509	—	533
Total nuclear decommissioning trusts(1)	354	514	—	868
Commodity contracts subject to rate recovery	7	2	30	39
Effect of netting and allocation of collateral(2)	78	—	6	84
Total	$439	$516	$36	$991
Liabilities:
Commodity contracts subject to rate recovery	$—	$2	$—	$2
Total	$—	$2	$—	$2

	Fair value at December 31, 2022
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$10	$1	$—	$11
Equity securities	293	4	—	297
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	27	13	—	40
Municipal bonds	—	270	—	270
Other securities	—	227	—	227
Total debt securities	27	510	—	537
Total nuclear decommissioning trusts(1)	330	515	—	845
Commodity contracts subject to rate recovery	82	3	35	120
Effect of netting and allocation of collateral(2)	11	—	6	17
Total	$423	$518	$41	$982
Liabilities:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Total	$—	$1	$—	$1
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Level 1	Level 2	Level 3	Total
	Fair value at March 31, 2023
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Effect of netting and allocation of collateral(1)	1	10	—	11
Total	$1	$11	$—	$12
Liabilities:
Commodity contracts subject to rate recovery	$—	$38	$—	$38
Total	$—	$38	$—	$38

	Fair value at December 31, 2022
Assets:
Commodity contracts subject to rate recovery	$—	$16	$—	$16
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$16	$—	$17
Liabilities:
Commodity contracts subject to rate recovery	$—	$69	$—	$69
Total	$—	$69	$—	$69
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended March 31,
	2023	2022
Balance at January 1	$35	$54
Realized and unrealized (losses) gains	(4)	7
Settlements	(1)	(3)
Balance at March 31	$30	$58
Change in unrealized (losses) gains relating to instruments still held at March 31	$(2)	$9
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

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2023	$28.55	to	$150.00	$82.19
2022	26.55	to	137.80	62.79
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended March 31,
	2023	2022
Balance at January 1	$17	$7
Realized and unrealized gains(1)	9	8
Settlements	(2)	(3)
Balance at March 31(2)	$24	$12
Change in unrealized gains relating to instruments still held at March 31	$9	$7
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $7 in Other Current Assets and $17 in Other Long-term Assets at March 31, 2023 on Sempra’s Condensed Consolidated Balance Sheet.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	March 31, 2023
Sempra:
Long-term note receivable(1)	$322	$—	$—	$313	$313
Long-term amounts due to unconsolidated affiliates	319	—	284	—	284
Total long-term debt(2)	25,386	—	22,939	—	22,939
SDG&E:
Total long-term debt(3)	$8,600	$—	$7,747	$—	$7,747
SoCalGas:
Total long-term debt(4)	$6,059	$—	$5,673	$—	$5,673

	December 31, 2022
Sempra:
Long-term note receivable(1)	$318	$—	$—	$286	$286
Long-term amounts due to unconsolidated affiliates	301	—	263	—	263
Total long-term debt(2)	24,513	—	21,549	—	21,549
SDG&E:
Total long-term debt(3)	$7,800	$—	$6,726	$—	$6,726
SoCalGas:
Total long-term debt(4)	$6,059	$—	$5,538	$—	$5,538
(1)    Before allowances for credit losses of $6 and $7 at March 31, 2023 and December 31, 2022, respectively. Excludes unamortized transaction costs of $4 and $5 at March 31, 2023 and December 31, 2022, respectively.
(2)    Before reductions of unamortized discount and debt issuance costs of $306 and $289 at March 31, 2023 and December 31, 2022, respectively, and excluding finance lease obligations of $1,346 and $1,343 at March 31, 2023 and December 31, 2022, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $86 and $70 at March 31, 2023 and December 31, 2022, respectively, and excluding finance lease obligations of $1,249 and $1,256 at March 31, 2023 and December 31, 2022, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $46 and $48 at March 31, 2023 and December 31, 2022, respectively, and excluding finance lease obligations of $97 and $87 at March 31, 2023 and December 31, 2021, respectively.

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
NUCLEAR DECOMMISSIONING AND FUNDING
As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison began the decommissioning phase of the plant. Major decommissioning work began in 2020. We expect the majority of the decommissioning work to take approximately 10 years. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work for Unit 1 will be completed once Units 2 and 3 are dismantled and the spent fuel is removed from the site. The spent fuel is currently being stored on-site, until the DOE identifies a spent fuel storage facility and puts in place a program for the fuel’s disposal. SDG&E is responsible for approximately 20% of the total decommissioning cost.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	March 31, 2023
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$37	$1	$(1)	$37
Municipal bonds(2)	274	2	(10)	266
Other securities(3)	245	2	(17)	230
Total debt securities	556	5	(28)	533
Equity securities	112	209	(5)	316
Short-term investments, primarily cash equivalents	19	—	—	19
Receivables (payables), net	(4)	—	—	(4)
Total	$683	$214	$(33)	$864

	December 31, 2022
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$40	$1	$(1)	$40
Municipal bonds	283	1	(14)	270
Other securities	248	—	(21)	227
Total debt securities	571	2	(36)	537
Equity securities	111	194	(8)	297
Short-term investments, primarily cash equivalents	11	—	—	11
Receivables (payables), net	(4)	—	—	(4)
Total	$689	$196	$(44)	$841
(1)    Maturity dates are 2023-2053.
(2)    Maturity dates are 2023-2056.
(3)    Maturity dates are 2023-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended March 31,
	2023	2022
Proceeds from sales	$156	$242
Gross realized gains	2	11
Gross realized losses	(3)	(4)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units was $535 million at March 31, 2023 and is based on a cost study prepared in 2020 that is pending CPUC approval, which SDG&E expects to receive in 2023.

NOTE 10. COMMITMENTS AND CONTINGENCIES
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
At March 31, 2023, loss contingency accruals for legal matters, including associated legal fees and regulatory matters related to the Leak, that are probable and estimable were $280 million for Sempra, including $204 million for SoCalGas. Amounts for Sempra and SoCalGas include $129 million for matters related to the Leak, which we discuss below.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County.
Litigation. In September 2021, SoCalGas and Sempra entered into an agreement with counsel to resolve approximately 390 lawsuits including approximately 36,000 plaintiffs (the Individual Plaintiffs) pending against SoCalGas and Sempra related to the Leak for a payment of up to $1.8 billion. Over 99% of the Individual Plaintiffs participated and submitted valid releases, and SoCalGas paid $1.79 billion in 2022 under the agreement. The Individual Plaintiffs who have not participated in the settlement (the Remaining Individual Plaintiffs) are able to continue to pursue their claims. As of February 21, 2023, approximately 265 of the Remaining Individual Plaintiffs had not been located or had failed to respond, according to plaintiffs’ counsel.
The Individual Plaintiffs’ cases were coordinated before a single court in the LA Superior Court for pretrial management under a consolidated master complaint filed in November 2017. The consolidated master complaint asserts causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment, loss of consortium and wrongful death against SoCalGas and Sempra. The consolidated master complaint seeks compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, injunctive relief, costs of future medical monitoring, civil penalties, and attorneys’ fees.
In addition, as of April 28, 2023, 25 new lawsuits on behalf of approximately 310 new plaintiffs have been filed against SoCalGas and Sempra since the September 2021 settlement. These cases are being joined in the same coordinated proceeding in the LA Superior Court. The new lawsuits assert the same causes of action and seek the same relief as the consolidated master complaint.
Four shareholder derivative actions were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra and/or SoCalGas. Three of the four shareholder derivative actions that were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra and/or SoCalGas were joined in an Amended Consolidated Shareholder Derivative Complaint filed in the same coordinated proceeding in the LA Superior Court, which was dismissed with prejudice in January 2021. The plaintiffs have appealed this dismissal. The LA Superior Court dismissed the remaining fourth action with prejudice in November 2022. The plaintiffs have appealed this dismissal.
Regulatory Proceedings. In February 2017, the CPUC opened a proceeding pursuant to the SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, but excluding issues with respect to air quality, public health, causation, culpability or cost responsibility regarding the Leak. The first phase of the proceeding established a framework for the hydraulic, production cost and economic modeling assumptions for the potential reduction in usage or elimination of the Aliso Canyon natural gas storage facility, as well as evaluating the impacts of reducing or eliminating the Aliso Canyon natural gas storage facility using the established framework and models. The next phase of the proceeding included engaging a consultant to analyze alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated in either the 2027 or 2035 timeframe, and to address potential implementation of alternatives to the Aliso Canyon natural gas storage facility if the CPUC determines that the

Aliso Canyon natural gas storage facility should be permanently closed. The CPUC also added all California IOUs as parties to the proceeding and encouraged all load serving entities in the Los Angeles Basin to join the proceeding.
In November 2021, the CPUC issued a decision on the interim range of gas inventory levels at the Aliso Canyon natural gas storage facility, setting an interim range of gas inventory levels of up to 41.16 Bcf. The CPUC may issue future changes to this interim range of authorized gas inventory levels before issuing a final inventory determination within the SB 380 OII proceeding.
At March 31, 2023, the Aliso Canyon natural gas storage facility had a net book value of $965 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, or we could incur materially higher than expected operating costs and/or be required to make material additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized.
Regulatory Proceeding – Subject to an Agreement to Resolve. In June 2019, the CPUC opened an OII (the Leak OII) to investigate and consider, among other things, whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties, if any, should be imposed for any violations, unreasonable or imprudent practices or failure to cooperate sufficiently with SED, as well as to determine the amount of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs, which could result in little or no recovery of such costs by SoCalGas. In October 2022, SoCalGas executed a settlement agreement with SED and the Public Advocates Office at the CPUC to resolve all aspects of the Leak OII. The settlement agreement provides for financial penalties, certain costs that SoCalGas will reimburse, a violation of California Public Utilities Code section 451, and costs previously incurred by SoCalGas for which it will not seek recovery from ratepayers, among other provisions. The settlement agreement was filed with and is subject to approval by the CPUC.
Insurance and Accounting and Other Impacts. Since 2015, SoCalGas has incurred significant costs related to the Leak, including costs to defend against and settle civil litigation arising from the Leak. Other than insurance for directors’ and officers’ liability, we have exhausted all of our insurance for this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. At March 31, 2023, $129 million is accrued in Reserve for Aliso Canyon Costs and $3 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets.
In the three months ended March 31, 2022, SoCalGas recorded total charges of $92 million ($66 million after tax) in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Condensed Consolidated Statements of Operations related to the litigation and regulatory proceedings associated with the Leak.
Except for the amounts paid or estimated to settle certain legal and regulatory matters, the accruals do not include any amounts necessary to resolve the matters that we describe above in “Litigation” and “Regulatory Proceedings,” threatened litigation, other potential litigation or other costs, in each case to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant.
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
In addition, an area of real property on which part of the ECA Regas Facility is situated is subject to a claim in the federal Agrarian Court, in which the plaintiff seeks to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The proceeding, which seeks an order that SEDATU annul the ECA Regas Facility’s competing property title, was initiated in 2006 and, in July 2021, a decision was issued in favor of the ECA Regas Facility. The plaintiff appealed, and in February 2022, the appellate court confirmed the ruling in favor of the ECA Regas Facility and dismissed the appeal. The plaintiff filed a federal appeal against the appellate court ruling. A ruling from the Federal Collegiate Circuit Court is pending.
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
Litigation Related to Regulatory and Other Actions by the Mexican Government
Amendments to Mexico’s Electricity Industry Law. In March 2021, the Mexican government published a decree with amendments to Mexico’s Electricity Industry Law that include some public policy changes, including establishing priority of dispatch for CFE plants over privately owned plants. According to the decree, these amendments were to become effective on March 10, 2021, and SENER, the CRE and Centro Nacional de Control de Energía (Mexico’s National Center for Energy Control) were to have 180 calendar days to modify, as necessary, all resolutions, policies, criteria, manuals and other regulations applicable to the power industry to conform with this decree. However, a Mexican court issued a suspension of the amendments on March 19, 2021. In April 2022, the Mexican Supreme Court resolved an action of unconstitutionality filed by a group of senators against the amended Electricity Industry Law, but the qualified majority of eight votes out of 11 as is required in matters involving constitutionality was not reached and the proceeding was dismissed, which means that the Mexican Supreme Court did not issue a binding precedent and the amended Electricity Industry Law remains in force. Sempra Infrastructure filed three lawsuits against the amendments to the Electricity Industry Law and, in each of them, Sempra Infrastructure obtained a favorable judgment in the lower courts, which has been appealed. If the proposed amendments are affirmed by the lower courts or by the Mexican Supreme Court (which in these cases would only require a simple majority vote), the CRE may be required to revoke self-supply permits granted under the former electricity law, which were grandfathered when the new Electricity Industry Law was enacted, under a legal standard that is ambiguous and not well defined under the law. If such self-supply permits granted under the former electricity law are revoked, it may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, may result in decreased revenues and cash flows, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.

Sonora Pipeline – Resolved
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
Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory that has made that section inoperable since August 2017 and, as a result, Sempra Infrastructure declared a force majeure event. In 2017, an appellate court ruled that the scope of the 2016 suspension order encompassed the wider Yaqui territory, which has prevented Sempra Infrastructure from making repairs to put the pipeline back in service. In July 2019, a federal district court ruled in favor of Sempra Infrastructure and held that the Yaqui tribe was properly consulted and that consent from the Yaqui tribe was properly received. Representatives of the Bácum community appealed this decision, causing the suspension order preventing Sempra Infrastructure from repairing the damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory to remain in place until the appeals process is exhausted. In December 2021, the court of appeals referred the matter to Mexico’s Supreme Court. In June 2022, the Supreme Court remanded the case back to the court of appeals for final resolution. The CFE asked the court of appeals to dismiss the Bácum community’s appeal based on the plan to re-route the portion of the pipeline that is in the Yaqui territory. In December 2022, the court of appeals reversed the federal district court’s ruling and ordered the district court to issue a new ruling that takes into account the planned re-routing of the pipeline. In February 2023, the district court issued a new ruling and resolved to dismiss the case. The representatives of the Bácum community did not appeal the ruling and, in March 2023, the district court declared that the case was definitively concluded.
Other Litigation
RBS Sempra Commodities
Sempra holds an equity method investment in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. In 2015, liquidators filed a claim in the High Court of Justice against RBS (now NatWest Markets plc, our partner in the JV) and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE, a subsidiary of RBS Sempra Commodities. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $55 million in U.S. dollars at March 31, 2023), plus costs and interest. In October 2020, the High Court of Justice assessed costs and interest to be approximately £21 million (approximately $26 million in U.S. dollars at March 31, 2023) as of that date, with interest continuing to accrue. The Defendants appealed and, in May 2021, the Court of Appeal set aside the High Court of Justice’s decision and ordered a retrial. In July 2022, the Supreme Court of the U.K. denied the Liquidating Companies application for permission to appeal the Court of Appeal’s decision. No date has been scheduled for the retrial. J.P. Morgan Chase & Co., which acquired RBS SEE and later sold it to Mercuria Energy Group, Ltd., previously notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and J.P. Morgan Chase & Co. has in turn sought indemnity from Sempra and RBS.
Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra were defendants in personal injury lawsuits brought in state courts throughout the U.S. These cases alleged illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They sought compensatory and punitive damages. As of April 28, 2023, two lawsuits are pending. Additionally, approximately 28,000 proofs of claim were filed, but not discharged, in the EFH bankruptcy proceeding on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. The costs to defend or resolve such claims and the amount of damages that may be incurred could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
Leases That Have Not Yet Commenced
SDG&E has entered into five energy storage agreements, of which SDG&E expects one will commence in the first half of 2023, one will commence in the second half of 2023, two will commence in 2024 and one will commence in 2025. SDG&E expects the future minimum lease payments to be $11 million in 2023, $45 million in 2024, $54 million in each of 2025 through 2027 and $447 million thereafter until expiration in 2039.
SoCalGas has entered into a fleet vehicle agreement, under which SoCalGas expects leases will commence in the second quarter of 2023 through the fourth quarter of 2023. SoCalGas expects the future minimum lease payments to be $1 million in each of 2023 through 2027 and $6 million thereafter until expiration in 2031.
Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, liquid petroleum gas storage facilities, a rail facility and refined products terminals, which we account for as operating or sales-type leases.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA
(Dollars in millions)
	Three months ended March 31,
	2023	2022
Sales-type leases:
Interest income	$2	$2
Total revenues from sales-type leases(1)	$2	$2

Operating leases:
Fixed lease payments	$80	$70
Variable lease payments	2	1
Total revenues from operating leases(1)	$82	$71

Depreciation expense	$15	$13
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.
CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first three months of 2023 to contractual commitments discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts
Sempra Infrastructure’s natural gas contracts and natural gas storage and transportation commitments have increased by approximately $321 million since December 31, 2022, primarily from entering into new storage and transportation contracts in the first three months of 2023. We expect future payments to decrease by $35 million in 2023, and increase by $2 million in 2024 and $354 million after 2027 through expiration in 2059 compared to December 31, 2022.
LNG Purchase Agreement
Sempra Infrastructure has an SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2023 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure. At March 31, 2023, we expect the commitment amount to decrease by $660 million in 2023 and increase by $40 million in 2024, $78 million in 2025, $62 million in 2026, $44 million in 2027 and $36 million thereafter (through contract termination in 2029) compared to December 31, 2022, reflecting changes in estimated forward prices since December 31, 2022 and actual transactions for the first three months of 2023. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted as of March 31, 2023, under the agreement are delivered. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the supplier electing to divert cargoes as allowed by the agreement.
ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $52 million for Sempra, $18 million for SDG&E and $20 million for SoCalGas at March 31, 2023.

NOTE 11. SEGMENT INFORMATION
We have four separately managed reportable segments, as follows:
▪SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.
▪SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.
▪Sempra Texas Utilities holds our investment in Oncor Holdings, which owns an 80.25% interest in Oncor, a regulated electricity transmission and distribution utility serving customers in the north-central, eastern, western and panhandle regions of Texas; and our indirect, 50% interest in Sharyland Holdings L.P., which owns Sharyland Utilities, L.L.C., a regulated electric transmission utility serving customers near the Texas-Mexico border.
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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2023	2022
REVENUES
SDG&E	$1,653	$1,445
SoCalGas	3,794	1,993
Sempra Infrastructure	1,196	424
Adjustments and eliminations	1	2
Intersegment revenues(1)	(84)	(44)
Total	$6,560	$3,820
DEPRECIATION AND AMORTIZATION
SDG&E	$262	$239
SoCalGas	206	187
Sempra Infrastructure	69	65
All other	2	2
Total	$539	$493
INTEREST INCOME
SDG&E	$1	$—
SoCalGas	4	—
Sempra Infrastructure	15	21
All other	4	4
Total	$24	$25
INTEREST EXPENSE
SDG&E	$118	$106
SoCalGas	69	40
Sempra Infrastructure	95	27
All other	84	70
Total	$366	$243
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$7	$64
SoCalGas	94	84
Sempra Infrastructure	330	91
All other	(55)	95
Total	$376	$334
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$1	$2
Sempra Infrastructure	131	141
	132	143
Equity earnings, net of income tax:
Sempra Texas Utilities	83	162
Sempra Infrastructure	4	21
	87	183
Total	$219	$326
(1)    Revenues for reportable segments include intersegment revenues of $4, $34, and $46 for the three months ended March 31, 2023 and $4, $26, and $14 for the three months ended March 31, 2022 for SDG&E, SoCalGas, and Sempra Infrastructure, respectively.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2023	2022
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$258	$234
SoCalGas	360	334
Sempra Texas Utilities	83	162
Sempra Infrastructure	315	95
All other	(47)	(213)
Total	$969	$612
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E	$624	$552
SoCalGas	458	468
Sempra Infrastructure	744	182
All other	4	2
Total	$1,830	$1,204

	March 31, 2023	December 31, 2022
ASSETS
SDG&E	$27,188	$26,422
SoCalGas	22,776	22,346
Sempra Texas Utilities	13,852	13,781
Sempra Infrastructure	16,547	15,760
All other	1,282	1,376
Intersegment receivables	(1,096)	(1,111)
Total	$80,549	$78,574
EQUITY METHOD INVESTMENTS
Sempra Texas Utilities	$13,843	$13,772
Sempra Infrastructure	1,893	1,905
Total	$15,736	$15,677

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

OVERALL RESULTS OF OPERATIONS OF SEMPRA
Sempra’s overall results of operations for the three months ended March 31, 2023 and 2022 were as follows:

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

SEMPRA EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended March 31,
	2023	2022
SDG&E	$258	$234
SoCalGas	360	334
Sempra Texas Utilities	83	162
Sempra Infrastructure	315	95
Parent and other(1)	(47)	(213)
Earnings attributable to common shares	$969	$612
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.

SDG&E
The increase in earnings of $24 million (10%) in the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to:
▪$16 million higher CPUC base operating margin, net of operating expenses and $6 million from lower authorized cost of capital;
▪$6 million higher net regulatory interest income;
▪$5 million higher electric transmission margin; and
▪$5 million lower income tax expense primarily from flow-through items; offset by
▪$8 million higher net interest expense.

SoCalGas
The increase in earnings of $26 million (8%) in the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to:
▪$66 million charge in 2022 relating to litigation pertaining to the Leak; and
▪$10 million in penalties in 2022 related to energy efficiency and advocacy OSCs; offset by
▪$18 million higher net interest expense;
▪$13 million lower CPUC base operating margin, including $8 million from lower authorized cost of capital and net of operating expenses;
▪$11 million lower income tax benefits primarily from flow-through items; and
▪$8 million GCIM award approved by the CPUC in March 2022.
Sempra Texas Utilities
The decrease in earnings of $79 million (49%) in the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to lower equity earnings from Oncor Holdings driven by:
▪write-off of rate base disallowances in 2023 resulting from the PUCT's final order in Oncor's comprehensive base rate review;
▪higher depreciation expense and interest expense attributable to invested capital;
▪higher O&M; and
▪lower revenues from decreased customer consumption primarily attributable to weather, offset by higher revenues from updates to base transmission billing factors, transmission rate updates to reflect increases in invested capital, and customer growth.
Sempra Infrastructure
The increase in earnings of $220 million in the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to:
▪$468 million earnings in 2023 compared to $14 million losses in 2022 from asset and supply optimization driven by unrealized gains in 2023 compared to unrealized losses in 2022 on commodity derivatives due to changes in natural gas prices, and higher LNG diversion fees; and
▪$21 million higher earnings from the transportation business in Mexico driven by a customer’s early termination of firm transportation agreements; offset by
▪$192 million earnings attributable to NCI in 2023 compared to $34 million earnings attributable to NCI in 2022 primarily due to an increase in SI Partners’ net income and from the sale of a 10% NCI in SI Partners to ADIA in June 2022;
▪$64 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, net of foreign currency derivative effects, comprised of a $160 million unfavorable impact in 2023 compared to a $96 million unfavorable impact in 2022; and
▪$54 million higher net interest expense, including $27 million net unrealized losses in 2023 on a contingent interest rate swap related to the PA LNG Phase 1 project and higher interest expense on committed lines of credit.
Parent and Other
The decrease in losses of $166 million in the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to:
▪$120 million deferred income tax expense in 2022 associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries;
▪$7 million net investment gains in 2023 compared to $17 million net investment losses in 2022 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations; and
▪$24 million higher income tax benefit from the interim period application of an annual forecasted consolidated ETR; offset by
▪$10 million higher net interest expense.
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
SoCalGas’ and SDG&E’s revenues are decoupled from, or not tied to, actual sales volumes. SoCalGas recognizes annual authorized revenue for core natural gas customers using seasonal factors established in applicable proceedings, resulting in a significant portion of SoCalGas’ earnings being recognized in the first and fourth quarters of each year. SDG&E’s authorized revenue recognition is also impacted by seasonal factors, resulting in higher earnings in the third quarter when electric loads are typically higher than in the other three quarters of the year. We discuss this decoupling mechanism and its effects further in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

The table below summarizes utilities revenues and cost of sales.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2023	2022
Natural gas revenues:
SoCalGas	$3,794	$1,993
SDG&E	622	325
Sempra Infrastructure	30	28
Eliminations and adjustments	(34)	(26)
Total	4,412	2,320
Electric revenues:
SDG&E	1,031	1,120
Eliminations and adjustments	(4)	(3)
Total	1,027	1,117
Total utilities revenues	$5,439	$3,437
Cost of natural gas(1):
SoCalGas	$2,347	$677
SDG&E	379	126
Sempra Infrastructure	(1)	9
Eliminations and adjustments	(42)	(10)
Total	2,683	802
Cost of electric fuel and purchased power(1):
SDG&E	135	221
Eliminations and adjustments	(21)	(16)
Total	114	205
Total utilities cost of sales	$2,797	$1,007
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

SEMPRA CALIFORNIA AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended March 31,
	2023	2022
SoCalGas	$19.00	$6.80
SDG&E	20.22	7.81
In the three months ended March 31, 2023, our natural gas revenues increased by $2.1 billion to $4.4 billion compared to the same period in 2022 primarily due to:
▪$1.8 billion increase at SoCalGas, which included:
◦$1.7 billion increase in cost of natural gas sold, which we discuss below,
◦$51 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$18 million cost in 2023 compared to a $33 million credit in 2022 for the non-service components of net periodic benefit cost, which fully offsets in other income, net,
◦$26 million higher franchise fee revenues, and
◦$18 million higher CPUC-authorized revenues; and
▪$297 million increase at SDG&E, which included:
◦$253 million increase in cost of natural gas sold, which we discuss below,
◦$18 million higher revenues from balanced capital projects, and
◦$16 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M.

In the three months ended March 31, 2023, our cost of natural gas increased by $1.9 billion to $2.7 billion compared to the same period in 2022 primarily due to:
▪$1.7 billion increase at SoCalGas primarily due to higher average natural gas prices; and
▪$253 million increase at SDG&E primarily due to higher average natural gas prices.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended March 31, 2023, our electric revenues, substantially all of which are at SDG&E, decreased by $90 million (8%) to $1.0 billion compared to the same period in 2022 primarily due to:
▪$86 million lower cost of electric fuel and purchased power, which we discuss below; and
▪$58 million lower revenues in 2023 from the recognition of investment tax credits from standalone energy storage projects, offset in income tax expense; offset by
▪$28 million higher revenues from balanced capital projects;
▪$3 million cost in 2023 compared to an $8 million credit in 2022 for the non-service components of net periodic benefit cost, which fully offsets in other income, net;
▪$9 million higher CPUC-authorized revenues; and
▪$7 million higher revenues from transmission operations.
Our utility cost of electric fuel and purchased power includes utility-owned generation, power purchased from third parties, and net power purchases and sales to the California ISO. In the three months ended March 31, 2023, the cost of electric fuel and purchased power decreased by $91 million (44%) to $114 million compared to the same period in 2022 primarily due to an $86 million decrease at SDG&E, which included:
▪$97 million higher sales to the California ISO due to higher market prices; and
▪$61 million higher realized gains on fixed-price natural gas derivative contracts, which are entered into to hedge the cost of electric fuel; offset by
▪$44 million higher utility-owned generation costs; and
▪$34 million higher purchased power from the California ISO due to higher market prices, net of lower customer demand from departing load now served by CCAs.
Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2023	2022
Revenues:
Sempra Infrastructure	$1,166	$396
Parent and other(1)	(45)	(13)
Total revenues	$1,121	$383
Cost of sales(2):
Sempra Infrastructure	$193	$135
Total cost of sales	$193	$135
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2023, revenues from our energy-related businesses increased by $738 million to $1.1 billion compared to the same period in 2022 primarily due to:
▪$683 million increase in revenues from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$590 million higher revenues primarily driven by $418 million unrealized gains in 2023 compared to $88 million unrealized losses in 2022 on commodity derivatives and $127 million from higher natural gas prices and volumes, and
◦$84 million primarily from higher LNG diversion fees;
▪$39 million higher revenues from TdM mainly due to higher power prices; and
▪$31 million higher transportation revenues driven by a customer’s early termination of firm transportation agreements.

In the three months ended March 31, 2023, the cost of sales for our energy-related businesses increased by $58 million (43%) to $193 million compared to the same period in 2022 primarily due to higher prices and volumes at TdM offset by lower LNG purchases, net of higher natural gas prices, related to asset and supply optimization.
Operation and Maintenance
In the three months ended March 31, 2023, O&M increased by $123 million (11%) to $1.2 billion compared to the same period in 2022 primarily due to:
▪$74 million increase at SoCalGas due to:
◦$51 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$23 million higher non-refundable operating costs;
▪$30 million increase at SDG&E due to:
◦$19 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$11 million higher non-refundable operating costs; and
▪$29 million increase at Sempra Infrastructure due to:
◦$19 million higher development costs and purchased services, and
◦$12 million higher operating cost due to remeasurement of operating leases at the refined products terminals in 2022, offset by
◦$9 million lower operating costs at TdM from higher purchased materials and services due to scheduled major maintenance completed in March 2022.
Aliso Canyon Litigation and Regulatory Matters
In the three months ended March 31, 2022, SoCalGas recorded a $92 million charge relating to litigation pertaining to the Leak.
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
In the three months ended March 31, 2023, other income, net, increased by $3 million (8%) to $41 million compared to the same period in 2022 primarily due to:
▪$12 million net investment gains in 2023 compared to $13 million net investment losses in 2022 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations;
▪$6 million net gains in 2023 compared to $13 million net losses in 2022 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions, including:
◦$11 million foreign currency losses in 2022 on a Mexican peso-denominated loan to IMG, which is fully offset in equity earnings, and
◦$1 million gain in 2023 compared to $8 million losses in 2022 on other foreign currency transactional effects;
▪$17 million higher net interest income on regulatory balancing accounts at SDG&E and SoCalGas; and
▪$10 million in penalties at SoCalGas in 2022 related to energy efficiency and advocacy OSCs; offset by
▪$25 million cost in 2023 compared to a $41 million credit in 2022 for the non-service components of net periodic benefit cost.
Interest Expense
In the three months ended March 31, 2023, interest expense increased by $123 million to $366 million compared to the same period in 2022 primarily due to:
▪$68 million increase at Sempra Infrastructure primarily due to:
◦$47 million interest expense in 2023 comprised of $33 million net unrealized losses and a $14 million settlement on a contingent interest rate swap related to the PA LNG Phase 1 project that we discuss in Note 7 of the Condensed Consolidated Financial Statements, and
◦$24 million higher interest expense on committed lines of credit;
▪$29 million increase at SoCalGas from higher debt balances from debt issuances;

▪$14 million increase at Parent and other from higher debt balances from debt issuances; and
▪$12 million increase at SDG&E from higher debt balances from debt issuances.
Income Taxes
The table below shows the income tax expense and ETRs for Sempra, SDG&E and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2023	2022
Sempra:
Income tax expense	$376	$334

Income before income taxes and equity earnings	$1,329	$665
Equity earnings, before income tax(1)	132	143
Pretax income	$1,461	$808

Effective income tax rate	26%	41%
SDG&E:
Income tax expense	$7	$64
Income before income taxes	$265	$298
Effective income tax rate	3%	21%
SoCalGas:
Income tax expense	$94	$84
Income before income taxes	$454	$418
Effective income tax rate	21%	20%
(1)    We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Under the IRA, beginning in 2023, the scope of projects eligible for investment tax credits was expanded to include standalone energy storage projects. The IRA also provided an election that prospectively permits investment tax credits related to standalone energy storage projects to be returned to utility customers over a period that is shorter than the life of the applicable asset. Under this election, SDG&E recorded a regulatory liability to offset these investment tax credits, which reduced SDG&E’s and Sempra’s ETR in 2023.
Sempra
In the three months ended March 31, 2023 Sempra’s income tax expense increased by $42 million (13%) compared to the same period in 2022 primarily due to:
▪$135 million income tax expense in 2023 compared to $70 million income tax expense in 2022 from foreign currency and inflation effects on our monetary positions in Mexico;
▪$34 million income tax benefit in 2022 from the remeasurement of certain deferred income taxes; and
▪higher pretax income; offset by
▪$120 million deferred income tax expense in 2022 associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries; and
▪income tax benefit in 2023 from the recognition of investment tax credits from standalone energy storage projects.

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
SDG&E
In the three months ended March 31, 2023, SDG&E’s income tax expense decreased by $57 million compared to the same period in 2022 primarily due to an income tax benefit in 2023 from the recognition of investment tax credits from standalone energy storage projects and lower pretax income.

SoCalGas
In the three months ended March 31, 2023, SoCalGas’ income tax expense increased by $10 million (12%) compared to the same period in 2022 primarily due to higher pretax income.
Equity Earnings
In the three months ended March 31, 2023, equity earnings decreased by $107 million (33%) to $219 million compared to the same period in 2022 primarily due to:
▪$79 million lower equity earnings at Oncor Holdings due to lower revenues from a write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review, higher depreciation expense and interest expense attributable to invested capital, higher O&M and decreased customer consumption primarily attributable to weather, offset by higher revenues from updates to base transmission billing factors, transmission rate updates to reflect increases in invested capital, and customer growth; and
▪$1 million equity losses in 2023 compared to $16 million equity earnings at IMG due to foreign currency effects, including $11 million foreign currency gains in 2022 on IMG’s Mexican peso-denominated loans from its JV owners, which is fully offset in other income, net, and higher income tax expense.
Earnings Attributable to Noncontrolling Interests
In the three months ended March 31, 2023, earnings attributable to NCI increased by $158 million to $192 million compared to the same period in 2022 primarily due to:
▪$94 million increase due to an increase in SI Partners’ net income; and
▪$64 million increase as a result of a decrease in our ownership interest in SI Partners.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months ended March 31, 2023, the change in our earnings as a result of foreign currency translation rates was $1 million higher compared to the same period in 2022.
Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended March 31,
	2023	2022	2023	2022
Other income, net	$41	$38	$6	$(13)
Income tax expense	(376)	(334)	(135)	(70)
Equity earnings	219	326	(31)	(12)
Net income	1,172	657	(160)	(95)
Earnings attributable to noncontrolling interests	(192)	(34)	51	20
Earnings attributable to common shares	969	612	(109)	(75)

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under or supported by our credit facilities, other incurrences of debt which may include issuing debt securities and obtaining term loans, other financing transactions which may include issuing equity securities, distributions from our equity method investments, project financing and funding from minority interest owners. We believe that these cash flow sources, combined with available funds, will be adequate to fund our operations in both the short-term and long-term, including to:
▪finance capital expenditures
▪repay debt
▪fund dividends
▪fund contractual and other obligations and otherwise meet liquidity requirements
▪fund capital contribution requirements
▪fund new business or asset acquisitions or start-ups
Sempra, SDG&E and SoCalGas currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow money at market rates from commercial banks, under existing revolving credit facilities, through public offerings of debt securities registered with the SEC, or through private placements of debt supported by our revolving credit facilities in the case of commercial paper. However, our ability to access the money markets and capital markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if economic conditions or disruptions to or volatility in the money markets and capital markets worsen. These sources of funding have become less attractive due to the recent rise in both short-term and long-term interest rates. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term debt financing and equity financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects and other material events, such as the settlement of material litigation. If cash flows from operations were to be significantly reduced or we were unable to borrow or obtain other financing under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety/reliability) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our goal to maintain our investment-grade credit ratings.
Although we have not been impacted to date by the disruptions to the banking sector and resulting financial market instability, we cannot predict the broader or follow-on effects of recent bank failures. The disruption and uncertainty impacting the banking industry may result in reduced access to capital and increased costs of capital and could adversely affect our ability to secure financing arrangements and facilities. In addition, if the liquidity of our partners, customers or other counterparties is impacted by the disruptions in the banking sector, it may have a material adverse impact on our liquidity.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. Sempra, SDG&E and SoCalGas each have five-year credit agreements expiring in 2027 and Sempra Infrastructure has a three-year credit agreement expiring in 2024, committed lines of credit expiring in 2023, 2024 and 2030, and an uncommitted revolving credit facility expiring in 2023.

AVAILABLE FUNDS AT MARCH 31, 2023
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$534	$336	$7
Available unused credit(2)	7,861	1,500	977
(1)    Amounts at Sempra include $149 held in non-U.S. jurisdictions. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper, lines of credit and a term loan were our primary sources of short-term debt funding in the first three months of 2023.
We discuss our short-term debt activities in Note 6 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first three months of 2023 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
SDG&E 5.35% first mortgage bonds	$800	2053
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	59	2025
Sempra Infrastructure variable rate notes (PA LNG Phase 1 project)	215	2030

Payments:	Payments	Maturity
Sempra Infrastructure 6.3% notes (4.124% after cross-currency swap)	$208	2023
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 6 of the Notes to Condensed Consolidated Financial Statements.
Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first three months of 2023.

CREDIT RATINGS AT MARCH 31, 2023

	Sempra	SDG&E	SoCalGas
Moody’s	Baa2 with a stable outlook	A3 with a stable outlook	A2 with a stable outlook
S&P	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook
Fitch	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook
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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at March 31, 2023.
Loans to/from Affiliates
At March 31, 2023, Sempra had $319 million in loans due to unconsolidated affiliates.
Inflation Reduction Act of 2022
The IRA was signed into law in August 2022. The IRA includes tax credits and other incentives for energy and climate initiatives and introduces a 15% corporate alternative minimum tax on adjusted financial statement income for tax years beginning after December 31, 2022. We do not currently expect the IRA to have a material adverse impact on Sempra’s, SDG&E’s or SoCalGas’ results of operations, financial condition and/or cash flows. We will continue to assess the impacts of the IRA as the U.S. Department of the Treasury and the IRS issue guidance on tax implementation, and the U.S. Environmental Protection Agency and DOE issue guidance on energy and climate initiatives.
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
As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, changes in regulatory balancing accounts for significant costs at SDG&E and SoCalGas, particularly a change between over- and undercollected status, may have a significant impact on cash flows. These changes generally represent the difference between when costs are incurred and when they are ultimately recovered or refunded in rates through billings to customers.
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totaled $324 million at March 31, 2023. We describe the Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund with respect to wildfires that have occurred since enactment of the Wildfire Legislation in July 2019. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record an impairment charge against earnings when available coverage is reduced due to recoverable claims from any of the participating IOUs. Pacific Gas and Electric Company has indicated that it will seek reimbursement from the Wildfire Fund for losses associated with the Dixie Fire, which burned from July 2021 through October 2021 and was reported to be the largest single wildfire (measured by acres burned) in California history. If any California electric IOU’s equipment is determined to be a cause of a fire, it could have a material adverse effect on SDG&E’s and Sempra’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Off-Balance Sheet Arrangements
SDG&E has entered into PPAs and tolling agreements that are variable interests in unconsolidated entities. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.

SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
SoCalGas’ future performance and liquidity may be impacted by the resolution of legal, regulatory and other matters pertaining to the Leak, which we discuss below and in Note 10 of the Notes to Condensed Consolidated Financial Statements in this report and in “Part I – Item 1A. Risk Factors” in the Annual Report.
Insurance and Accounting and Other Impacts. Since 2015, SoCalGas has incurred significant costs related to the Leak, including costs to defend against and settle civil litigation arising from the Leak. Other than insurance for directors’ and officers’ liability, we have exhausted all of our insurance for this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. At March 31, 2023, $129 million is accrued in Reserve for Aliso Canyon Costs and $3 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets.
Except for the amounts paid or estimated to settle certain legal and regulatory matters, the accruals do not include any amounts necessary to resolve the matters that we describe in “Litigation” and “Regulatory Proceedings” in Note 10 of the Notes to Condensed Consolidated Financial Statements, threatened litigation, other potential litigation or other costs, in each case to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant.
An adverse outcome with respect to (i) the litigation we describe in Note 10 of the Notes to Condensed Consolidated Financial Statements under “Litigation,” (ii) threatened or other potential litigation related to the Leak, (iii) the Leak OII that we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements, if approval of the negotiated settlement is not obtained, or (iv) the unresolved proceeding pursuant to the SB 380 OII that we discuss below, could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
At March 31, 2023, the Aliso Canyon natural gas storage facility had a net book value of $965 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, or we could incur materially higher than expected operating costs and/or be required to make material additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized.
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
Capital Structure and Return on Equity
On April 6, 2023, the PUCT issued a final order in Oncor’s comprehensive base rate review. The final order sets Oncor’s authorized ROE at 9.7%, a decrease from its previously authorized ROE of 9.8%, and maintains Oncor’s authorized regulatory capital structure at 57.5% debt to 42.5% equity. The new rates became effective on May 1, 2023. The PUCT order is subject to motions for rehearing and appeals. On May 1, 2023, Oncor filed a motion for rehearing seeking reconsideration of certain exclusions from rates and seeking certain technical corrections.

Off-Balance Sheet Arrangement
Our investment in Oncor Holdings is a variable interest in an unconsolidated entity. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Sempra Infrastructure
Sempra Infrastructure expects to fund capital expenditures, investments and operations in part with available funds, including credit facilities, and cash flows from operations of the Sempra Infrastructure businesses. We expect Sempra Infrastructure will require additional funding for the development and expansion of its portfolio of projects, which may be financed through a combination of funding from the parent and minority interest owners, bank financing, issuances of debt, project financing, partnering in JVs and asset sales.
In the three months ended March 31, 2023, Sempra Infrastructure distributed $43 million to minority shareholders and minority shareholders contributed $97 million to Sempra Infrastructure.
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
Cameron LNG JV previously received major permits and FTA and non-FTA approvals associated with the potential expansion that included up to two additional liquefaction trains and up to two additional full containment LNG storage tanks. In March 2023, the FERC approved Cameron LNG JV’s request to amend the permits to allow the use of electric drives, instead of gas turbine drives, which would reduce overall emissions. The amendment also allows the design to be changed from a two-train gas turbine expansion to a one-train electric drive expansion along with other design enhancements that, together, are expected to result in a more cost-effective and efficient facility, while also reducing overall GHG emissions.
Sempra Infrastructure and the other Cameron LNG JV members, namely affiliates of TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC, a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha, have entered into an HOA for the potential development of the Cameron LNG Phase 2 project. The HOA provides a commercial framework for the proposed project, including the contemplated allocation to Sempra Infrastructure of 50.2% of the fourth train production capacity and 25% of the debottlenecking capacity from the project under tolling agreements. The HOA contemplates the remaining capacity to be allocated equally to the existing Cameron LNG Phase 1 facility customers. Sempra Infrastructure plans to sell the LNG corresponding to its allocated capacity from the proposed Cameron LNG Phase 2 project under long-term SPAs prior to making a final investment decision. The HOA is a non-binding arrangement. The ultimate participation in and offtake by Sempra Infrastructure, TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC remain subject to negotiation and finalization of definitive agreements, among other factors, and the HOA does not commit any party to enter into definitive agreements with respect to the proposed Cameron LNG Phase 2 project.
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
Sempra Infrastructure has entered into a non-binding HOA for the negotiation and potential finalization of a definitive 20-year SPA with ORLEN for 2 Mtpa of LNG offtake from the proposed Cameron LNG Phase 2 project. The ultimate participation in and offtake from the proposed project remains subject to negotiation and finalization of a definitive agreement, among other factors, and the HOA does not commit any party to enter into a definitive agreement with respect to the proposed project. Sempra Infrastructure also entered into a non-binding HOA with Williams for the negotiation of potential LNG offtake from, and feed gas supply to, the PA LNG Phase 2 project and Cameron LNG Phase 2 project that are under development, as well as a potential strategic JV related to the existing Cameron Interstate Pipeline and the proposed Port Arthur Pipeline Louisiana Connector. The term of this non-binding HOA ended in March 2023 and it terminated in accordance with its terms.
Expansion of the Cameron LNG Phase 1 facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, scope restrictions on expansion of the project unless appropriate prior consent is obtained from the existing project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Working under the framework established in the Phase 2 Project Development Agreement, Sempra Infrastructure and the other Cameron LNG JV members have been targeting completing the FEED work in the summer of 2023. We plan to invest additional time upfront to reduce construction risk and project costs and optimize construction timing. This process may take additional time beyond the summer, and we would expect to be in a position to make a final investment decision after completing both the FEED process and securing project financing. The timing of when or if Cameron LNG JV will receive approval from the existing project lenders to conduct the expansion under its financing agreements is uncertain, and there is no assurance that Sempra Infrastructure will complete the necessary development work or that the Cameron LNG JV members will unanimously agree in a timely manner or at all on making a final investment decision, which, if not accomplished, would materially and adversely impact the development of the Cameron LNG Phase 2 project.
Development of the proposed Cameron LNG Phase 2 project is subject to numerous risks and uncertainties, including securing binding customer commitments; reaching unanimous agreement with our partners to proceed; obtaining and maintaining permits and regulatory approvals; securing certain consents under the existing financing agreements and obtaining sufficient new financing; negotiating, completing and maintaining suitable commercial agreements, including definitive EPC, tolling and governance agreements; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
In February 2020, we entered into an EPC contract with Technip Energies for the ECA LNG Phase 1 project. Since reaching a positive final investment decision with respect to the project in November 2020, Technip Energies has been working to construct the ECA LNG Phase 1 project. We estimate the total price of the EPC contract to be approximately $1.5 billion, with capital expenditures approximating $2 billion including capitalized interest and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates.
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025 for an aggregate principal amount of up to $1.3 billion, of which $634 million was outstanding at March 31, 2023. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project. We discuss the details of this loan in Note 6 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
Construction of the ECA LNG Phase 1 project is subject to numerous risks and uncertainties, including maintaining permits and regulatory approvals; construction delays; negotiating, completing and maintaining suitable commercial agreements, including definitive gas supply and transportation agreements; the impact of recent and proposed changes to the law in Mexico; as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements, an unfavorable decision on certain property disputes and permit challenges that could materially adversely affect construction of this project; and other factors associated with the project and its construction. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
Development of the proposed ECA LNG Phase 2 project is subject to numerous risks and uncertainties, including securing binding customer commitments; obtaining and maintaining permits and regulatory approvals; obtaining financing; negotiating, completing and maintaining suitable commercial agreements, including definitive EPC, equity acquisition, governance, LNG sales, gas supply and transportation agreements; reaching a positive final investment decision; the impact of recent and proposed changes to the law in Mexico; the property disputes and permit challenges that we reference in the ECA LNG Phase 1 project discussion above; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
PA LNG Phase 1 Project. Since making a positive final investment decision in March 2023, Sempra Infrastructure is constructing a natural gas liquefaction project on a greenfield site that it owns in the vicinity of Port Arthur, Texas, located along the Sabine-Neches waterway. The PA LNG Phase 1 project will consist of two liquefaction trains, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services with a nameplate capacity of approximately 13 Mtpa and an initial offtake capacity of approximately 10.5 Mtpa. We expect the first and second trains of the PA LNG Phase 1 project to commence commercial operations in 2027 and 2028, respectively.
In April 2019, the FERC approved the siting, construction and operation of the PA LNG Phase 1 project facilities, along with certain natural gas pipelines, including the Port Arthur Pipeline Louisiana Connector and Texas Connector, that could be used to supply feed gas to the liquefaction facility when the project is completed. Sempra Infrastructure received authorizations from the DOE in August 2015 and May 2019 that collectively permit the LNG to be produced from the PA LNG Phase 1 project to be exported to all current and future FTA and non-FTA countries.
Sempra Infrastructure has definitive SPAs for LNG offtake from the PA LNG Phase 1 project with:
▪an affiliate of ConocoPhillips for a 20-year term for 5 Mtpa of LNG, as well as a natural gas supply management agreement whereby an affiliate of ConocoPhillips will manage the feed gas supply requirements for the facility.
▪RWE Supply & Trading GmbH, a subsidiary of RWE AG, for a 15-year term for 2.25 Mtpa of LNG.
▪INEOS for a 20-year term for approximately 1.4 Mtpa of LNG.
▪ORLEN for a 20-year term for approximately 1 Mtpa of LNG.
▪ENGIE S.A. for a 15-year term for approximately 0.875 Mtpa of LNG.
In February 2020, we entered into an EPC contract, as amended and restated in October 2022, with Bechtel for the PA LNG Phase 1 project. On March 20, 2023, we issued a final notice to proceed under the EPC contract, which has an estimated price of approximately $10.7 billion after change orders. We estimate the capital expenditures for the PA LNG Phase 1 project will be approximately $13 billion including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates.

As we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements, on March 20, 2023, an indirect subsidiary of SI Partners completed the sale of an indirect 30% NCI in the PA LNG Phase 1 project to an affiliate of ConocoPhillips for aggregate cash consideration of approximately $265 million, subject to customary post-closing adjustments. We intend to use the proceeds from this sale for capital expenditures and other general corporate purposes. In connection with this sale, both SI Partners and ConocoPhillips provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee.
Also, on March 20, 2023, an indirect subsidiary of SI Partners entered into an agreement for the sale to KKR Denali of an indirect interest of a minimum of 25% and up to 48.65% in the PA LNG Phase 1 project for aggregate cash consideration of a minimum of $64 million for a 25% indirect interest and up to $125 million for the full 48.65% indirect interest, plus KKR Denali’s pro rata equity share of development costs incurred prior to the closing that exceed $439 million, subject to customary post-closing adjustments. We intend to use the proceeds from this sale for capital expenditures and other general corporate purposes. We are targeting the closing of the sale of NCI to KKR Denali in the summer of 2023, subject to regulatory approvals and other customary closing conditions. If the closing conditions are satisfied and KKR Denali fails to complete the closing, then KKR Denali must pay a termination fee of $130 million.
Following completion of the sale of NCI to the ConocoPhillips affiliate and subject to closing the sale of NCI to KKR Denali, Sempra would hold an indirect interest in the PA LNG Phase 1 project of between 14.9% and 31.5%, depending on the amount of KKR Denali’s investment at closing.
As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, on March 20, 2023, Port Arthur LNG entered into a seven-year term loan facility agreement with a syndicate of 21 external lenders for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility agreement with four lenders for up to $200 million. The facilities mature on March 20, 2030. Proceeds from the loans will be used to finance the cost of construction of the PA LNG Phase 1 project. At March 31, 2023, $215 million of borrowings were outstanding under the term loan facility agreement.
Construction of the PA LNG Phase 1 project is subject to numerous risks and uncertainties, including maintaining permits and regulatory approvals; construction delays; negotiating, completing and maintaining suitable commercial agreements, including definitive gas supply and transportation agreements; and other factors associated with the project and its construction. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
PA LNG Phase 2 Project. Sempra Infrastructure is developing a second phase of the natural gas liquefaction project that we expect will be a similar size to the PA LNG Phase 1 project. We are progressing the development of the proposed PA LNG Phase 2 project, while continuing to evaluate overall opportunities to develop the entirety of the Port Arthur site as well as potential design changes that could reduce overall emissions, including a facility design utilizing renewable power sourcing and other technological solutions.
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
Sempra Infrastructure has entered into a non-binding HOA for the negotiation and potential finalization of a definitive SPA with INEOS for approximately 0.2 Mtpa of LNG offtake from the proposed PA LNG Phase 2 project. The ultimate participation in and offtake from the proposed project remains subject to negotiation and finalization of a definitive agreement, among other factors, and the HOA does not commit any party to enter into a definitive agreement with respect to the proposed project.
Development of the proposed PA LNG Phase 2 project is subject to numerous risks and uncertainties, including securing binding customer commitments; identifying suitable project and equity partners; obtaining and maintaining permits and regulatory approvals, including approval from the FERC; obtaining financing; negotiating, completing and maintaining suitable commercial agreements, including definitive EPC, equity acquisition, governance, LNG sales, gas supply and transportation agreements; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
Development of the proposed Vista Pacifico LNG project is subject to numerous risks and uncertainties, including securing binding customer commitments; identifying suitable project and equity partners; obtaining and maintaining permits and regulatory approvals; obtaining financing; negotiating, completing and maintaining suitable commercial agreements, including definitive EPC, equity acquisition, governance, LNG sales, gas supply and transportation agreements; reaching a positive final investment decision; the impact of recent and proposed changes to the law in Mexico; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
Development of the proposed Hackberry Carbon Sequestration project is subject to numerous risks and uncertainties, including securing binding customer commitments; obtaining required consents from the Cameron LNG JV members; identifying suitable project and equity partners; obtaining and maintaining permits and regulatory approvals; obtaining financing; negotiating, completing and maintaining suitable commercial agreements, including definitive EPC, equity acquisition and governance agreements; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Off-Balance Sheet Arrangements. Our investment in Cameron LNG JV is a variable interest in an unconsolidated entity. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.
In June 2021, Sempra provided a promissory note, which constitutes a guarantee, for the benefit of Cameron LNG JV with a maximum exposure to loss of $165 million. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA. We discuss this guarantee in Note 5 of the Notes to Condensed Consolidated Financial Statements.
In July 2020, Sempra entered into a Support Agreement, which contains a guarantee and represents a variable interest, for the benefit of CFIN with a maximum exposure to loss of $979 million. The guarantee will terminate upon full repayment of the guaranteed debt by 2039, including repayment following an event in which the guaranteed debt is put to Sempra. We discuss this guarantee in Notes 1, 5 and 8 of the Notes to Condensed Consolidated Financial Statements.
Energy Networks
Sonora Pipeline. Sempra Infrastructure’s Sonora natural gas pipeline consists of two segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE.
A portion of the Guaymas-El Oro segment of the Sonora natural gas pipeline crosses into territory owned by the Yaqui tribe who, with the exception of some members living in the Bácum community, granted its consent and a right-of-way easement agreement for the pipeline in its territory. Following the start of commercial operations of the Guaymas-El Oro segment, Sempra

Infrastructure reported damage to the pipeline in the Yaqui territory that has made that section inoperable since August 2017. Legal challenges raised by representatives of the Bácum community, which we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements, have prevented Sempra Infrastructure from making repairs to put the pipeline back in service. Such legal challenges were definitively resolved in March 2023 based on the agreement by the CFE and Sempra Infrastructure to re-route the portion of the pipeline that is in the Yaqui territory.
Discussions with the CFE regarding the future of the pipeline are underway in accordance with a non-binding MOU announced in January 2022 that, among other matters, addresses efforts to proceed with re-routing a portion of the pipeline, which will require either an extension of the service start date, as discussed below, or a separate definitive arrangement between Sempra Infrastructure and the CFE concerning the restarting of service on the pipeline. In July 2022, Sempra Infrastructure and the CFE entered into a Shareholders’ Agreement that establishes a framework for a JV between the parties to work on restarting service on the pipeline, including the re-routing of a portion of the pipeline. This agreement is subject to a number of conditions to be satisfied before it becomes effective, including regulatory and corporate authorizations.
In September 2019, Sempra Infrastructure and the CFE reached an agreement to modify the tariff structure and extend the term of the contract by 10 years. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is back in service. If the parties do not agree on a definitive arrangement to re-route a portion of the pipeline or the parties do not agree on a new service start date by May 31, 2023, Sempra Infrastructure retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits.
At March 31, 2023, Sempra Infrastructure had $417 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline (which has not been agreed to by the parties, but is subject to negotiation pursuant to a non-binding MOU and a Shareholders’ Agreement, as described above) and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Construction Projects. In May 2022, Sempra Infrastructure substantially completed construction of a terminal for the receipt, storage, and delivery of refined products in Topolobampo, at which time commissioning activities commenced. We expect the Topolobampo terminal will commence commercial operations in the fourth quarter of 2023, subject to receipt of the CRE’s approval of the regulated rates.
Sempra Infrastructure is also developing terminals for the receipt, storage, and delivery of refined products in the vicinity of Manzanillo and Ensenada.
The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Legal and Regulatory Matters
See Note 10 of the Notes to Condensed Consolidated Financial Statements in this report and “Part I – Item 1A. Risk Factors” in the Annual Report for discussions of the following legal and regulatory matters affecting our operations in Mexico:
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
Regulatory and Other Actions by the Mexican Government
▪Amendments to Mexico's Hydrocarbons Law
▪Amendments to Mexico’s Electricity Industry Law
Sempra Infrastructure and other parties affected by these amendments to Mexican law have challenged them by filing amparo and other claims, some of which remain pending. An unfavorable decision on one or more of these amparo or other challenges, the impact of the amendments that have become effective (due to unsuccessful amparo challenges or otherwise), or the possibility of future reforms to the energy industry through additional amendments to Mexican laws, regulations or rules (including through amendments to the constitution) may impact our ability to operate our facilities at existing levels or at all, may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, may result in decreased revenues and cash flows, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2023	$1,980	$372	$326
2022	1,607	670	741
Change	$373	$(298)	$(415)

Change in net margin posted	$601	$(68)	$(26)
Change in income taxes receivable/payable, net	172	(42)
Higher net income, adjusted for noncash items included in earnings	167	47	100
Change in regulatory liabilities	(32)	(32)
Net decrease in Reserve for Aliso Canyon Costs, due to $90 lower accruals offset by $17 lower payments	(73)		(73)
Change in accounts receivable	(104)	(69)	(256)
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	(178)		(164)
Change in accounts payable	(268)	(118)
Other	88	(16)	4
	$373	$(298)	$(415)

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2023	$(1,895)	$(613)	$(458)
2022	(1,290)	(552)	(468)
Change	$(605)	$(61)	$10

(Increase) decrease in capital expenditures	$(626)	$(72)	$10
Other	21	11
	$(605)	$(61)	$10

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2023	$151	$570	$118
2022	1,638	385	303
Change	$(1,487)	$185	$(185)

Lower issuances of long-term debt	$(2,693)	$(403)	$(697)
(Higher) lower payments for commercial paper and other short-term debt with maturities greater than 90 days	(572)	375
Higher payments on long-term debt and finance leases	(183)
Settlement of cross-currency swaps	(99)
Higher contributions from noncontrolling interests	91
Lower repurchases of common stock	195
Higher proceeds from sales of noncontrolling interests	252
Higher issuances of short-term debt with maturities greater than 90 days	656
Change in borrowings and repayments of short-term debt, net	888	196	508
Other	(22)	17	4
	$(1,487)	$185	$(185)
Capital Expenditures and Investments

EXPENDITURES FOR PP&E AND INVESTMENTS
(Dollars in millions)
	Three months ended March 31,
	2023	2022
SDG&E	$624	$552
SoCalGas	458	468
Sempra Texas Utilities	85	85
Sempra Infrastructure	744	182
Parent and other	4	2
Total	$1,915	$1,289
Having reached a positive final investment decision for the PA LNG Phase 1 project and Oncor having received a final order from the PUCT in its comprehensive base rate review, we have updated our expected capital expenditures and investments from what we disclosed in “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report.
From 2023 through 2027, and subject to the factors described below, which could cause these estimates to vary substantially, Sempra expects to make aggregate capital expenditures and investments of approximately $38.6 billion (which excludes capital expenditures that will be funded by unconsolidated entities), as follows: $11.6 billion at SDG&E, $9.8 billion at SoCalGas, $2.5 billion at Sempra Texas Utilities and $14.7 billion at Sempra Infrastructure. Capital expenditure amounts include capitalized interest and AFUDC related to debt.
In 2023, we expect to make capital expenditures and investments of approximately $9.2 billion (which excludes capital expenditures that will be funded by unconsolidated entities), which is an increase from the $5.7 billion projected in “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The increase is primarily attributable to an increase of $3.4 billion at Sempra Infrastructure related to the PA LNG Phase 1 project and approximately $100 million at Sempra Texas Utilities.
We expect the majority of our capital expenditures and investments in 2023 will relate to transmission and distribution improvements at our regulated public utilities, and construction of the PA LNG Phase 1 project, ECA LNG Phase 1 liquefaction project and natural gas pipelines at Sempra Infrastructure.
Our level of capital expenditures and investments in the next few years may vary substantially and will depend on, among other things, the cost and availability of financing, regulatory approvals, changes in U.S. federal tax law and business opportunities providing desirable rates of return. See “Part I – Item 1A. Risk Factors” in the Annual Report for a discussion of these and other factors that could affect future levels of our capital expenditures and investments. We intend to finance our capital expenditures in a manner that will maintain our investment-grade credit ratings and capital structure, but there is no guarantee that we will be able to do so.

CRITICAL ACCOUNTING ESTIMATES
Management views certain accounting estimates as critical because their application is the most relevant, judgmental and/or material to our financial position and results of operations, and/or because they require the use of material judgments and estimates. We discuss critical accounting estimates in “Part II – Item 7. MD&A” in the Annual Report.

NEW ACCOUNTING STANDARDS
We discuss any recent accounting pronouncements that have had or may have a significant effect on our financial statements and/or disclosures in Note 2 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provide disclosure regarding derivative activity in Note 7 of the Notes to Condensed Consolidated Financial Statements. We discuss our market risk and risk policies in detail in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report.
COMMODITY PRICE RISK
Sempra Infrastructure is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first three months of 2023, a hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $23 million at March 31, 2023 compared to $24 million at December 31, 2022.
The one-day value at risk for SDG&E and SoCalGas’ commodity positions were $10 million and negligible, respectively, at March 31, 2023 compared to $25 million and $2 million, respectively, at December 31, 2022.
INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	March 31, 2023			December 31, 2022
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$1,023	$—	$1,023	$1,105	$205	$900
Other	2,016	—	—	2,247	—	—
Long-term:
Sempra California fixed-rate	$13,959	$8,200	$5,759	$13,159	$7,400	$5,759
Sempra California variable-rate	700	400	300	700	400	300
Other fixed-rate	10,078	—	—	10,079	—	—
Other variable-rate	649	—	—	575	—	—
(1)    After the effects of interest rate swaps. Before reductions for unamortized discount and debt issuance costs and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at March 31, 2023 increased or decreased by 10%, the change in earnings over the 12-month period ending March 31, 2024 would be approximately $12 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at March 31, 2023, after considering the effects of interest rate swaps, the change in earnings over the 12-month period ending March 31, 2024 would be approximately $6 million.
FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURE
We discuss our foreign currency exchange rate risk and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At March 31, 2023, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2022.
In 2022 and 2023 to date, SDG&E and SoCalGas have experienced inflationary pressures from increases in various costs, including the cost of natural gas, electric fuel and purchased power, labor, materials and supplies, as well as availability of labor and materials. Sempra Texas Utilities has experienced increased costs of labor and materials and does not have specific regulatory mechanisms that allow for recovery of higher costs due to inflation; rather, recovery is limited to rate updates through capital trackers and base rate reviews, which may result in partial non recovery due to the regulatory lag. If such costs continue to be subject to significant inflationary pressures and we are not able to fully recover such higher costs in rates or there is a delay in recovery, these increased costs may have a significant effect on Sempra’s, SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure has experienced inflationary pressures from increases in various costs, including the cost of labor, materials and supplies. Sempra Infrastructure generally secures long-term contracts that are U.S. dollar-denominated or referenced and are periodically adjusted for market factors, including inflation, and Sempra Infrastructure generally enters into lump-sum contracts for its large construction projects in which much of the risk during construction is absorbed or hedged by the EPC contractor. If additional costs become subject to significant inflationary pressures, we may not be able to fully recover such higher costs through contractual adjustments for inflation, which may have a significant effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.

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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.

INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in Sempra’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, any such company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters (1) described in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements in this report and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report, or (2) referred to in “Part I – Item 2. MD&A” in this report or in “Part I – Item 1A. Risk Factors” or “Part II – Item 7. MD&A” in the Annual Report.

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

Sempra Energy / San Diego Gas & Electric Company
4.1	Seventy-Fourth Supplemental Indenture, dated as of March 10, 2023.		8-K	4.1	03/10/23

EXHIBIT INDEX
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra Energy
10.1*	Amendment No. 1, dated as of March 1, 2023, to the Second Amended and Restated Engineering, Procurement and Construction Contract, between Port Arthur LNG, LLC, PALNG Common Facilities Company, LLC (but only for the limited purposes set forth therein), and Bechtel Energy Inc. (F/K/A Bechtel Oil, Gas and Chemicals, Inc.).		8-K	10.1	03/20/23

Management Contract or Compensatory Plan, Contract or Arrangement
Sempra Energy
10.2	Amended and Restated Severance Pay Agreement between Sempra Energy and Jeffrey W. Martin, signed January 4, 2023 and effective January 1, 2023.		10-K	10.38	02/28/23

10.3	Amended and Restated Severance Pay Agreement between Sempra Energy and Kevin C. Sagara, signed January 2, 2023 and effective January 1, 2023.		10-K	10.39	02/28/23

10.4	Amended and Restated Severance Pay Agreement between Sempra Energy and Trevor I. Mihalik, signed January 3, 2023 and effective January 1, 2023.		10-K	10.40	02/28/23

10.5	Amended and Restated Severance Pay Agreement between Sempra Energy and Peter R. Wall, signed December 30, 2022 and effective January 1, 2023.		10-K	10.41	02/28/23

10.6	Amended and Restated Severance Pay Agreement between Sempra Energy and Karen L. Sedgwick, signed December 29, 2022 and effective January 1, 2023.		10-K	10.42	02/28/23

Sempra Energy / San Diego Gas & Electric Company
10.7	Amended and Restated Severance Pay Agreement between Sempra Energy and Valerie A. Bille, signed February 28, 2023 and effective March 1, 2023.	X

10.8	Amended and Restated Severance Pay Agreement between Sempra Energy and Bruce A. Folkmann, signed February 27, 2023 and effective March 1, 2023.	X

10.9	Severance Pay Agreement between Sempra Energy and Kevin C. Geraghty, signed March 6, 2023 and effective March 1, 2023.	X

10.10	Amended and Restated Severance Pay Agreement between Sempra Energy and Erbin Keith, signed March 10, 2023 and effective March 1, 2023.	X

10.11	Amended and Restated Severance Pay Agreement between Sempra Energy and Caroline A. Winn, signed March 3, 2023 and effective March 1, 2023.	X

Sempra Energy / Southern California Gas Company
10.12	Amended and Restated Severance Pay Agreement between Sempra Energy and David J. Barrett, signed March 7, 2023 and effective March 1, 2023.	X

10.13	Amended and Restated Severance Pay Agreement between Sempra Energy and Maryam S. Brown, signed February 27, 2023 and effective March 1, 2023.	X

10.14	Amended and Restated Severance Pay Agreement between Sempra Energy and Jimmie I. Cho, signed February 28, 2023 and effective March 1, 2023.	X

10.15	Amended and Restated Severance Pay Agreement between Sempra Energy and Mia L. DeMontigny signed March 2, 2023 and effective March 1, 2023.	X

10.16	Amended and Restated Severance Pay Agreement between Sempra Energy and Scott D. Drury signed March 5, 2023 and effective March 1, 2023.	X

* Portions of the exhibit have been omitted in accordance with applicable rules of the U.S. Securities and Exchange Commission.

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra Energy:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: May 4, 2023	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 4, 2023	By: /s/ Valerie A. Bille
Valerie A. Bille
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 4, 2023	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)