Form 10-Q
period 2023-06-30
SEMPRA; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2023-08-03
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		June 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
555 West 5th Street
Los Angeles, California 90013
(213) 244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
SEMPRA:
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

Sempra	Yes	☒	No	☐
San Diego Gas & Electric Company	Yes	☒	No	☐
Southern California Gas Company	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Sempra	Yes	☒	No	☐
San Diego Gas & Electric Company	Yes	☒	No	☐
Southern California Gas Company	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Sempra:
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

Sempra	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on July 31, 2023:

Sempra	314,653,565 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra

This combined Form 10-Q is separately filed by Sempra, San Diego Gas & Electric Company and Southern California Gas Company. Information contained herein relating to any one of these individual reporting entities is filed by such entity on its own behalf. Each such reporting entity makes statements herein only as to itself and its consolidated entities and makes no statement whatsoever as to any other entity.
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

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASR	accelerated share repurchase
Bcf	billion cubic feet
Bechtel	Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.)
bps	basis points
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CCA	Community Choice Aggregation
CCM	cost of capital adjustment mechanism
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
ConocoPhillips	ConocoPhillips Company
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EPC	engineering, procurement and construction
EPS	earnings per common share
ETR	effective income tax rate
FEED	front-end engineering design
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HOA	Heads of Agreement
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IMG	Infraestructura Marina del Golfo
INEOS	INEOS Energy Trading LTD., a subsidiary of INEOS Ltd.
IOU	investor-owned utility
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
ISO	Independent System Operator
JV	joint venture

GLOSSARY (CONTINUED)

KKR Denali	KKR Denali Holdco LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
KKR Pinnacle	KKR Pinnacle Investor L.P. (as successor-in-interest to KKR Pinnacle Aggregator L.P.), an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
ORLEN	Polski Koncern Naftowy Orlen S.A. (formerly Polish Oil & Gas Company)
OSC	Order to Show Cause
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PBOP	postretirement benefits other than pension
Port Arthur LNG	Port Arthur LNG, LLC, an indirect subsidiary of SI Partners that owns the PA LNG Phase 1 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PUCT	Public Utility Commission of Texas
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
ROE	return on equity
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
SEFE	SEFE Marketing & Trading México S. de R.L. de C.V. (formerly known as Gazprom Marketing & Trading México S. de R.L. de C.V.)
Sempra California	San Diego Gas & Electric Company and Southern California Gas Company, collectively
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate
SONGS	San Onofre Nuclear Generating Station

GLOSSARY (CONTINUED)

SPA	sale and purchase agreement
Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG	TAG Norte Holding, S. de R.L. de C.V.
TdM	Termoeléctrica de Mexicali
Technip Energies	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V.
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
U.S. GAAP	generally accepted accounting principles in the United States of America
VAT	value-added tax
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include risks and uncertainties relating to:
▪California wildfires, including potential liability for damages regardless of fault and any inability to recover all or a substantial portion of costs from insurance, the Wildfire Fund, rates from customers or a combination thereof
▪decisions, investigations, inquiries, regulations, denials or revocations of permits, consents, approvals or other authorizations, renewals of franchises, and other actions by (i) the CPUC, CRE, DOE, FERC, PUCT, and other governmental and regulatory bodies and (ii) the U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries where we do business
▪the success of business development efforts, construction projects and acquisitions and divestitures, including risks in (i) being able to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) realizing anticipated benefits from any of these efforts if completed, and (iv) obtaining the consent or approval of third parties
▪litigation, arbitrations, property disputes and other proceedings, and changes to laws and regulations, including those related to the energy industry in Mexico
▪cybersecurity threats, including by state and state-sponsored actors, of ransomware or other attacks on our systems or the systems of third parties with which we conduct business, including the energy grid or other energy infrastructure, all of which have become more pronounced due to recent geopolitical events
▪our ability to borrow money on favorable terms and meet our obligations, including due to (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook or (ii) rising interest rates and inflation
▪failure of foreign governments, state-owned entities and our counterparties to honor their contracts and commitments
▪the impact on affordability of SDG&E’s and SoCalGas’ customer rates and their cost of capital and on SDG&E’s, SoCalGas’ and Sempra Infrastructure’s ability to pass through higher costs to customers due to (i) volatility in inflation, interest rates and commodity prices, (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of the clean energy transition in California, and (iii) with respect to Sempra Infrastructure’s business, volatility in foreign currency exchange rates
▪the impact of climate and sustainability policies, laws, rules, regulations, disclosures and trends, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies, the risk of nonrecovery for stranded assets, and our ability to incorporate new technologies
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events that disrupt our operations, damage our facilities or systems, cause the release of harmful materials or fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms or insurance or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power, natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid, pipeline system or limitations on the withdrawal of natural gas from storage facilities
▪Oncor’s ability to reduce or eliminate its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪changes in tax and trade policies, laws and regulations, including tariffs, revisions to international trade agreements and sanctions, any of which may increase our costs, reduce our competitiveness, impact our ability to do business with certain counterparties, or impair our ability to resolve trade disputes
▪other uncertainties, some of which are difficult to predict and beyond our control

We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)
REVENUES
Utilities:
Natural gas	$1,660	$1,704	$6,072	$4,024
Electric	1,054	1,189	2,081	2,306
Energy-related businesses	621	654	1,742	1,037
Total revenues	3,335	3,547	9,895	7,367

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(311)	(528)	(2,994)	(1,330)
Cost of electric fuel and purchased power	(88)	(251)	(202)	(456)
Energy-related businesses cost of sales	(81)	(289)	(274)	(424)
Operation and maintenance	(1,366)	(1,162)	(2,575)	(2,248)
Aliso Canyon litigation and regulatory matters	—	(45)	—	(137)
Depreciation and amortization	(549)	(501)	(1,088)	(994)
Franchise fees and other taxes	(148)	(150)	(340)	(312)
Other income (expense), net	31	(1)	72	37
Interest income	17	15	41	40
Interest expense	(317)	(271)	(683)	(514)
Income before income taxes and equity earnings	523	364	1,852	1,029
Income tax expense	(175)	(80)	(551)	(414)
Equity earnings	388	375	607	701
Net income	736	659	1,908	1,316
Earnings attributable to noncontrolling interests	(121)	(88)	(313)	(122)
Preferred dividends	(11)	(11)	(22)	(22)
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$603	$559	$1,572	$1,171

Basic EPS:
Earnings	$1.91	$1.78	$4.99	$3.71
Weighted-average common shares outstanding	315,007	314,845	314,963	315,595

Diluted EPS:
Earnings	$1.91	$1.77	$4.97	$3.70
Weighted-average common shares outstanding	316,060	315,867	316,092	316,647
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended June 30, 2023 and 2022
2023:
Net income	$790	$(175)	$615	$121	$736
Other comprehensive income (loss):
Foreign currency translation adjustments	11	—	11	4	15
Financial instruments	69	(20)	49	52	101
Pension and other postretirement benefits	2	(1)	1	—	1
Total other comprehensive income	82	(21)	61	56	117
Comprehensive income	872	(196)	676	177	853
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$871	$(196)	$675	$177	$852
2022:
Net income	$651	$(80)	$571	$88	$659
Other comprehensive income (loss):
Foreign currency translation adjustments	2	—	2	—	2
Financial instruments	65	(17)	48	15	63
Pension and other postretirement benefits	4	(1)	3	—	3
Total other comprehensive income	71	(18)	53	15	68
Comprehensive income	722	(98)	624	103	727
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$721	$(98)	$623	$103	$726

	Six months ended June 30, 2023 and 2022
2023:
Net income	$2,146	$(551)	$1,595	$313	$1,908
Other comprehensive income (loss):
Foreign currency translation adjustments	21	—	21	8	29
Financial instruments	8	(4)	4	2	6
Pension and other postretirement benefits	(10)	(1)	(11)	—	(11)
Total other comprehensive income	19	(5)	14	10	24
Comprehensive income	2,165	(556)	1,609	323	1,932
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,164	$(556)	$1,608	$323	$1,931
2022:
Net income	$1,608	$(414)	$1,194	$122	$1,316
Other comprehensive income (loss):
Foreign currency translation adjustments	5	—	5	1	6
Financial instruments	167	(41)	126	35	161
Pension and other postretirement benefits	13	(2)	11	—	11
Total other comprehensive income	185	(43)	142	36	178
Comprehensive income	1,793	(457)	1,336	158	1,494
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,792	$(457)	$1,335	$158	$1,493
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2023	2022(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,077	$370
Restricted cash	74	40
Accounts receivable – trade, net	1,970	2,635
Accounts receivable – other, net	489	685
Due from unconsolidated affiliates	26	54
Income taxes receivable	74	113
Inventories	383	403
Prepaid expenses	159	268
Regulatory assets	105	351
Fixed-price contracts and other derivatives	256	803
Greenhouse gas allowances	143	141
Other current assets	91	49
Total current assets	4,847	5,912

Other assets:
Restricted cash	91	52
Regulatory assets	3,227	2,588
Greenhouse gas allowances	1,045	796
Nuclear decommissioning trusts	863	841
Dedicated assets in support of certain benefit plans	520	505
Deferred income taxes	149	135
Right-of-use assets – operating leases	722	655
Investment in Oncor Holdings	13,869	13,665
Other investments	2,146	2,012
Goodwill	1,602	1,602
Other intangible assets	331	344
Wildfire fund	288	303
Other long-term assets	1,549	1,382
Total other assets	26,402	24,880

Property, plant and equipment:
Property, plant and equipment	68,270	63,893
Less accumulated depreciation and amortization	(16,792)	(16,111)
Property, plant and equipment, net	51,478	47,782
Total assets	$82,727	$78,574
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2023	2022(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,512	$3,352
Accounts payable – trade	1,790	1,994
Accounts payable – other	234	275
Due to unconsolidated affiliates	5	—
Dividends and interest payable	651	621
Accrued compensation and benefits	364	484
Regulatory liabilities	650	504
Current portion of long-term debt and finance leases	924	1,019
Reserve for Aliso Canyon costs	126	129
Greenhouse gas obligations	143	141
Other current liabilities	1,052	1,380
Total current liabilities	8,451	9,899

Long-term debt and finance leases	27,521	24,548

Deferred credits and other liabilities:
Due to unconsolidated affiliates	282	301
Regulatory liabilities	3,435	3,341
Greenhouse gas obligations	800	565
Pension and other postretirement benefit plan obligations, net of plan assets	346	410
Deferred income taxes	5,064	4,591
Asset retirement obligations	3,536	3,546
Deferred credits and other	2,278	2,117
Total deferred credits and other liabilities	15,741	14,871

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized):
Preferred stock, series C (0.9 million shares outstanding)	889	889
Common stock (1,125 million shares authorized; 315 million and 314 million shares outstanding at June 30, 2023 and December 31, 2022, respectively; no par value)	12,044	12,160
Retained earnings	15,024	14,201
Accumulated other comprehensive income (loss)	(121)	(135)
Total Sempra shareholders’ equity	27,836	27,115
Preferred stock of subsidiary	20	20
Other noncontrolling interests	3,158	2,121
Total equity	31,014	29,256
Total liabilities and equity	$82,727	$78,574
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,908	$1,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,088	994
Deferred income taxes and investment tax credits	323	379
Equity earnings	(607)	(701)
Foreign currency transaction (gains) losses, net	(4)	22
Share-based compensation expense	31	32
Fixed-price contracts and other derivatives	(569)	122
Other	205	101
Net change in working capital components	1,474	(3)
Insurance receivable for Aliso Canyon costs	—	16
Distributions from investments	402	403
Changes in other noncurrent assets and liabilities, net	(514)	(317)
Net cash provided by operating activities	3,737	2,364

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(4,282)	(2,361)
Expenditures for investments	(184)	(181)
Purchases of nuclear decommissioning and other trust assets	(322)	(397)
Proceeds from sales of nuclear decommissioning and other trust assets	356	397
Other	11	7
Net cash used in investing activities	(4,421)	(2,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(734)	(711)
Preferred dividends paid	(22)	(22)
Issuances of common stock	—	3
Repurchases of common stock	(31)	(476)
Issuances of debt (maturities greater than 90 days)	5,614	4,818
Payments on debt (maturities greater than 90 days) and finance leases	(3,392)	(1,543)
Decrease in short-term debt, net	(388)	(2,011)
Advances from unconsolidated affiliates	14	18
Proceeds from sales of noncontrolling interests	265	1,732
Distributions to noncontrolling interests	(252)	(106)
Contributions from noncontrolling interests	543	13
Settlement of cross-currency swaps	(99)	—
Other	(61)	(30)
Net cash provided by financing activities	1,457	1,685

Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(2)

Increase in cash, cash equivalents and restricted cash	780	1,512
Cash, cash equivalents and restricted cash, January 1	462	581
Cash, cash equivalents and restricted cash, June 30	$1,242	$2,093
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Six months ended June 30,
	2023	2022
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$612	$466
Income tax payments, net of refunds	120	233

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Repayment of advances from unconsolidated affiliate in lieu of distribution	$36	$32
Accrued capital expenditures	863	476
Contributions from NCI	186	—
Increase in finance lease obligations for investment in PP&E	36	22
(Decrease) increase in ARO for investment in PP&E	(46)	55
Common dividends declared but not paid	375	359
Preferred dividends declared but not paid	11	11
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended June 30, 2023
Balance at March 31, 2023	$889	$12,164	$14,796	$(182)	$27,667	$2,578	$30,245

Net income			615		615	121	736
Other comprehensive income				61	61	56	117

Share-based compensation expense		14			14		14
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($1.19/share)			(375)		(375)		(375)
Preferred dividends of subsidiary			(1)		(1)		(1)
Noncontrolling interest activities:
Contributions		(134)			(134)	632	498
Distributions						(209)	(209)
Balance at June 30, 2023	$889	$12,044	$15,024	$(121)	$27,836	$3,178	$31,014

	Three months ended June 30, 2022
Balance at March 31, 2022	$889	$11,656	$13,798	$(229)	$26,114	$1,446	$27,560

Net income			571		571	88	659
Other comprehensive income				53	53	15	68

Share-based compensation expense		15			15		15
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($1.14/share)			(359)		(359)		(359)
Preferred dividends of subsidiary			(1)		(1)		(1)
Repurchases of common stock		(250)			(250)		(250)
Noncontrolling interest activities:
Contributions						7	7
Distributions						(53)	(53)
Sale		700		9	709	709	1,418
Balance at June 30, 2022	$889	$12,121	$13,998	$(167)	$26,841	$2,212	$29,053
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Six months ended June 30, 2023
Balance at December 31, 2022	$889	$12,160	$14,201	$(135)	$27,115	$2,141	$29,256

Net income			1,595		1,595	313	1,908
Other comprehensive income				14	14	10	24

Share-based compensation expense		31			31		31
Dividends declared:
Series C preferred stock ($24.38/share)			(22)		(22)		(22)
Common stock ($2.38/share)			(749)		(749)		(749)
Preferred dividends of subsidiary			(1)		(1)		(1)
Repurchases of common stock		(31)			(31)		(31)
Noncontrolling interest activities:
Contributions		(134)			(134)	729	595
Distributions						(252)	(252)
Sale		18			18	237	255
Balance at June 30, 2023	$889	$12,044	$15,024	$(121)	$27,836	$3,178	$31,014

	Six months ended June 30, 2022
Balance at December 31, 2021	$889	$11,862	$13,548	$(318)	$25,981	$1,438	$27,419

Net income			1,194		1,194	122	1,316
Other comprehensive income				142	142	36	178

Share-based compensation expense		32			32		32
Dividends declared:
Series C preferred stock ($24.38/share)			(22)		(22)		(22)
Common stock ($2.29/share)			(721)		(721)		(721)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		3			3		3
Repurchases of common stock		(476)			(476)		(476)
Noncontrolling interest activities:
Contributions						13	13
Distributions						(106)	(106)
Sale		700		9	709	709	1,418
Balance at June 30, 2022	$889	$12,121	$13,998	$(167)	$26,841	$2,212	$29,053
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)
Operating revenues:
Electric	$1,058	$1,192	$2,089	$2,312
Natural gas	204	207	826	532
Total operating revenues	1,262	1,399	2,915	2,844
Operating expenses:
Cost of electric fuel and purchased power	107	269	242	490
Cost of natural gas	38	69	417	195
Operation and maintenance	474	420	901	817
Depreciation and amortization	268	244	530	483
Franchise fees and other taxes	90	88	186	180
Total operating expenses	977	1,090	2,276	2,165
Operating income	285	309	639	679
Other income, net	22	22	50	56
Interest income	4	1	5	1
Interest expense	(123)	(114)	(241)	(220)
Income before income taxes	188	218	453	516
Income tax expense	(4)	(42)	(11)	(106)
Net income/Earnings attributable to common shares	$184	$176	$442	$410
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2023 and 2022
2023:
Net income/Comprehensive income	$188	$(4)	$184
2022:
Net income/Comprehensive income	$218	$(42)	$176

	Six months ended June 30, 2023 and 2022
2023:
Net income/Comprehensive income	$453	$(11)	$442
2022:
Net income/Comprehensive income	$516	$(106)	$410
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2023	2022(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$332	$7
Accounts receivable – trade, net	813	799
Accounts receivable – other, net	149	110
Due from unconsolidated affiliates	1	—
Inventories	143	134
Prepaid expenses	78	179
Regulatory assets	39	247
Fixed-price contracts and other derivatives	76	113
Greenhouse gas allowances	22	22
Other current assets	25	19
Total current assets	1,678	1,630

Other assets:
Regulatory assets	1,564	1,219
Greenhouse gas allowances	230	196
Nuclear decommissioning trusts	863	841
Right-of-use assets – operating leases	364	281
Wildfire fund	288	303
Other long-term assets	136	146
Total other assets	3,445	2,986

Property, plant and equipment:
Property, plant and equipment	29,704	28,574
Less accumulated depreciation and amortization	(7,041)	(6,768)
Property, plant and equipment, net	22,663	21,806
Total assets	$27,786	$26,422
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2023	2022(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$205
Accounts payable	757	744
Due to unconsolidated affiliates	43	135
Interest payable	77	63
Accrued compensation and benefits	95	140
Accrued franchise fees	77	120
Regulatory liabilities	232	110
Current portion of long-term debt and finance leases	891	489
Greenhouse gas obligations	22	22
Asset retirement obligations	107	98
Other current liabilities	271	193
Total current liabilities	2,572	2,319

Long-term debt and finance leases	8,865	8,497

Deferred credits and other liabilities:
Regulatory liabilities	2,406	2,298
Greenhouse gas obligations	119	81
Pension obligation, net of plan assets	33	42
Deferred income taxes	2,576	2,540
Asset retirement obligations	779	789
Deferred credits and other	927	789
Total deferred credits and other liabilities	6,840	6,539

Commitments and contingencies (Note 10)

Shareholder's equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660
Retained earnings	7,856	7,414
Accumulated other comprehensive income (loss)	(7)	(7)
Total shareholder’s equity	9,509	9,067
Total liabilities and shareholder's equity	$27,786	$26,422
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$442	$410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	530	483
Deferred income taxes and investment tax credits	(31)	41
Other	31	19
Net change in working capital components	235	165
Changes in noncurrent assets and liabilities, net	(241)	(105)
Net cash provided by operating activities	966	1,013

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,239)	(1,090)
Purchases of nuclear decommissioning trust assets	(265)	(397)
Proceeds from sales of nuclear decommissioning trust assets	294	397
Other	10	8
Net cash used in investing activities	(1,200)	(1,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	792	1,395
Payments on debt (maturities greater than 90 days) and finance leases	(19)	(408)
Decrease in short-term debt, net	(205)	(401)
Debt issuance costs	(9)	(9)
Net cash provided by financing activities	559	577

Increase in cash and cash equivalents	325	508
Cash and cash equivalents, January 1	7	25
Cash and cash equivalents, June 30	$332	$533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$224	$206
Income tax payments, net of refunds	—	68

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$233	$186
Increase in ARO for investment in PP&E	10	1
Increase in finance lease obligations for investment in PP&E	4	9
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
	(unaudited)
	Three months ended June 30, 2023
Balance at March 31, 2023	$1,660	$7,672	$(7)	$9,325

Net income		184		184

Balance at June 30, 2023	$1,660	$7,856	$(7)	$9,509

	Three months ended June 30, 2022
Balance at March 31, 2022	$1,660	$6,833	$(10)	$8,483

Net income		176		176

Balance at June 30, 2022	$1,660	$7,009	$(10)	$8,659

	Six months ended June 30, 2023
Balance at December 31, 2022	$1,660	$7,414	$(7)	$9,067

Net income		442		442

Balance at June 30, 2023	$1,660	$7,856	$(7)	$9,509

	Six months ended June 30, 2022
Balance at December 31, 2021	$1,660	$6,599	$(10)	$8,249

Net income		410		410

Balance at June 30, 2022	$1,660	$7,009	$(10)	$8,659
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)

Operating revenues	$1,467	$1,501	$5,261	$3,494
Operating expenses:
Cost of natural gas	284	459	2,631	1,136
Operation and maintenance	715	605	1,340	1,156
Aliso Canyon litigation and regulatory matters	—	45	—	137
Depreciation and amortization	208	188	414	375
Franchise fees and other taxes	56	57	145	119
Total operating expenses	1,263	1,354	4,530	2,923
Operating income	204	147	731	571
Other income (expense), net	1	4	(7)	38
Interest income	1	1	5	1
Interest expense	(71)	(45)	(140)	(85)
Income before income taxes	135	107	589	525
Income tax benefit (expense)	21	(19)	(73)	(103)
Net income	156	88	516	422
Preferred dividends	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$155	$87	$515	$421
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2023 and 2022
2023:
Net income	$135	$21	$156
Other comprehensive income (loss):
Financial instruments	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$136	$21	$157
2022:
Net income	$107	$(19)	$88
Other comprehensive income (loss):
Financial instruments	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$108	$(19)	$89

	Six months ended June 30, 2023 and 2022
2023:
Net income	$589	$(73)	$516
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	2	—	2
Comprehensive income	$591	$(73)	$518
2022:
Net income	$525	$(103)	$422
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	2	—	2
Comprehensive income	$527	$(103)	$424
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2023	2022(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$21
Accounts receivable – trade, net	856	1,295
Accounts receivable – other, net	84	293
Due from unconsolidated affiliates	1	77
Inventories	180	159
Regulatory assets	61	104
Greenhouse gas allowances	113	111
Other current assets	42	69
Total current assets	1,338	2,129

Other assets:
Regulatory assets	1,585	1,291
Greenhouse gas allowances	729	551
Right-of-use assets – operating leases	35	42
Other long-term assets	605	583
Total other assets	2,954	2,467

Property, plant and equipment:
Property, plant and equipment	25,872	25,058
Less accumulated depreciation and amortization	(7,573)	(7,308)
Property, plant and equipment, net	18,299	17,750
Total assets	$22,591	$22,346
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2023	2022(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$238	$900
Accounts payable – trade	509	953
Accounts payable – other	161	176
Due to unconsolidated affiliates	36	36
Accrued compensation and benefits	170	209
Regulatory liabilities	418	394
Current portion of long-term debt and finance leases	22	318
Reserve for Aliso Canyon costs	126	129
Greenhouse gas obligations	113	111
Asset retirement obligations	66	68
Other current liabilities	312	429
Total current liabilities	2,171	3,723

Long-term debt and finance leases	6,790	5,780

Deferred credits and other liabilities:
Regulatory liabilities	1,029	1,043
Greenhouse gas obligations	630	443
Pension obligation, net of plan assets	225	277
Deferred income taxes	1,466	1,306
Asset retirement obligations	2,672	2,675
Deferred credits and other	393	401
Total deferred credits and other liabilities	6,415	6,145

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	2,316	2,316
Retained earnings	4,899	4,384
Accumulated other comprehensive income (loss)	(22)	(24)
Total shareholders’ equity	7,215	6,698
Total liabilities and shareholders’ equity	$22,591	$22,346
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$516	$422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414	375
Deferred income taxes and investment tax credits	79	103
Other	156	36
Net change in working capital components	40	225
Insurance receivable for Aliso Canyon costs	—	16
Changes in other noncurrent assets and liabilities, net	(280)	(316)
Net cash provided by operating activities	925	861

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(961)	(931)
Net cash used in investing activities	(961)	(931)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Equity contribution from Sempra	—	150
Issuances of debt (maturities greater than 90 days)	997	697
Payments on debt (maturities greater than 90 days) and finance leases	(1,109)	(6)
Increase (decrease) in short-term debt, net	138	(385)
Debt issuance costs	(9)	(6)
Net cash provided by financing activities	16	449

(Decrease) increase in cash and cash equivalents	(20)	379
Cash and cash equivalents, January 1	21	37
Cash and cash equivalents, June 30	$1	$416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$138	$75

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$222	$199
Increase in finance lease obligations for investment in PP&E	32	13
(Decrease) increase in ARO for investment in PP&E	(56)	54
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended June 30, 2023
Balance at March 31, 2023	$22	$2,316	$4,744	$(23)	$7,059

Net income			156		156
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Balance at June 30, 2023	$22	$2,316	$4,899	$(22)	$7,215

	Three months ended June 30, 2022
Balance at March 31, 2022	$22	$1,666	$4,119	$(30)	$5,777

Net income			88		88
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Equity contribution from Sempra		150			150
Balance at June 30, 2022	$22	$1,816	$4,206	$(29)	$6,015

	Six months ended June 30, 2023
Balance at December 31, 2022	$22	$2,316	$4,384	$(24)	$6,698

Net income			516		516
Other comprehensive income				2	2

Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Balance at June 30, 2023	$22	$2,316	$4,899	$(22)	$7,215

	Six months ended June 30, 2022
Balance at December 31, 2021	$22	$1,666	$3,785	$(31)	$5,442

Net income			422		422
Other comprehensive income				2	2

Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Equity contribution from Sempra		150			150
Balance at June 30, 2022	$22	$1,816	$4,206	$(29)	$6,015
See Notes to Condensed Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL INFORMATION AND OTHER FINANCIAL DATA
PRINCIPLES OF CONSOLIDATION
Sempra
Effective May 12, 2023, our company changed its legal name from Sempra Energy to Sempra. Sempra’s Condensed Consolidated Financial Statements include the accounts of Sempra, a California-based holding company, and its consolidated entities. We have four separate reportable segments, which we discuss in Note 11. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
SDG&E
SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra.
SoCalGas
SoCalGas’ common stock is wholly owned by Pacific Enterprises, which is a wholly owned subsidiary of Sempra.
BASIS OF PRESENTATION
This is a combined report of Sempra, SDG&E and SoCalGas. We provide separate information for SDG&E and SoCalGas as required. We have eliminated intercompany accounts and transactions within Sempra’s consolidated financial statements.
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after June 30, 2023 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.
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
Restricted cash includes:
▪for Sempra Infrastructure, funds fully drawn against SEFE’s letters of credit, including draws associated with its LNG storage and regasification agreement; funds denominated in U.S. dollars and Mexican pesos to pay for rights-of-way and other costs pursuant to trust agreements related to pipeline projects; and certain funds at Port Arthur LNG for which withdrawals and usage are dictated by its debt agreements
▪for Parent and other, funds held in a delisting trust for the purpose of purchasing the remaining publicly owned IEnova shares
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Sempra’s Condensed Consolidated Balance Sheets to the sum of such amounts reported on Sempra’s Condensed Consolidated Statements of Cash Flows.

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,077	$370
Restricted cash, current	74	40
Restricted cash, noncurrent	91	52
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$1,242	$462

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
In the first quarter of 2022, SDG&E and SoCalGas received $63 million and $79 million, respectively, on behalf of their customers from the California Department of Community Services and Development under the 2021 California Arrearage Payment Program and applied the amounts directly to eligible customer accounts to reduce past due balances. In June 2022, AB 205 was approved establishing, among other things, the 2022 California Arrearage Payment Program. In December 2022, SDG&E and SoCalGas received funding of $51 million and $59 million, respectively, related to this program and, in January 2023, applied the amounts directly to eligible customer accounts to reduce past due balances.

We provide below the changes in allowances for credit losses for trade receivables and other receivables. SDG&E and SoCalGas record changes in the allowances for credit losses related to Accounts Receivable – Trade in regulatory accounts.

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2023	2022
Sempra:
Allowances for credit losses at January 1	$181	$136
Provisions for expected credit losses	228	77
Write-offs	(43)	(36)
Allowances for credit losses at June 30	$366	$177
SDG&E:
Allowances for credit losses at January 1	$78	$66
Provisions for expected credit losses	63	37
Write-offs	(23)	(18)
Allowances for credit losses at June 30	$118	$85
SoCalGas:
Allowances for credit losses at January 1	$98	$69
Provisions for expected credit losses	164	37
Write-offs	(20)	(18)
Allowances for credit losses at June 30	$242	$88

Allowances for credit losses related to trade receivables and other receivables are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	June 30,	December 31,
	2023	2022
Sempra:
Accounts receivable – trade, net	$320	$140
Accounts receivable – other, net	46	40
Other long-term assets	—	1
Total allowances for credit losses	$366	$181
SDG&E:
Accounts receivable – trade, net	$91	$52
Accounts receivable – other, net	27	25
Other long-term assets	—	1
Total allowances for credit losses	$118	$78
SoCalGas:
Accounts receivable – trade, net	$223	$83
Accounts receivable – other, net	19	15
Total allowances for credit losses	$242	$98
As we discuss below in “Note Receivable,” we have an interest-bearing promissory note due from KKR Pinnacle. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on this note receivable, including compounded interest and unamortized transaction costs, based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At June 30, 2023 and December 31, 2022, $6 million and $7 million, respectively, of expected credit losses are included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheets.
As we discuss in Note 5, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on this off-balance sheet arrangement based on external credit ratings, published default rate studies and the maturity date of the arrangement. At both June 30, 2023 and December 31, 2022, $6 million of expected credit losses are included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheets.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Natural gas	$87	$106	$1	$1	$63	$74
LNG	17	62	—	—	—	—
Materials and supplies	279	235	142	133	117	85
Total	$383	$403	$143	$134	$180	$159

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At June 30, 2023 and December 31, 2022, Other Long-Term Assets includes $324 million and $316 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, on Sempra’s Condensed Consolidated Balance Sheets.

CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest at equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized financing costs, comprised of AFUDC and capitalized interest.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sempra	$110	$60	$183	$117
SDG&E	31	26	62	54
SoCalGas	20	17	35	35
PROPERTY, PLANT AND EQUIPMENT
Sempra Infrastructure’s Sonora natural gas pipeline consists of two segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the pipeline in the Yaqui territory that has made that section inoperable since August 2017. Discussions with the CFE regarding the future of the pipeline are underway and the parties are working on restarting service on the pipeline, including the potential re-routing of a portion of the pipeline. If the parties do not agree on a definitive arrangement to re-route a portion of the pipeline or the parties do not agree on a new service start date, Sempra Infrastructure retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. At June 30, 2023, Sempra Infrastructure had $414 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline.

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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at June 30, 2023 and December 31, 2022. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,181 million and $1,194 million at June 30, 2023 and December 31, 2022, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Sempra Texas Utilities
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $13,869 million and $13,665 million at June 30, 2023 and December 31, 2022, respectively.

Sempra Infrastructure
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $979 million at June 30, 2023 and $886 million at December 31, 2022. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 5.
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
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $1,330 million and $1,099 million of assets at June 30, 2023 and December 31, 2022, respectively, consisting primarily of PP&E, net, attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $900 million and $685 million of liabilities at June 30, 2023 and December 31, 2022, respectively, consisting primarily of long-term debt, accounts payable and short-term debt attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 6, IEnova and TotalEnergies SE have provided guarantees for 83.4% and 16.6%, respectively, of the loan facility supporting construction of the liquefaction facility.
Port Arthur LNG
Port Arthur LNG is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that Port Arthur LNG will require future capital contributions or other financial support to finance the construction of the PA LNG Phase 1 project. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate Port Arthur LNG. Sempra consolidated $2,690 million of assets at June 30, 2023 consisting primarily of PP&E, net, attributable to Port Arthur LNG that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $455 million of liabilities at June 30, 2023 consisting primarily of accounts payable and long-term debt attributable to Port Arthur LNG for which creditors do not have recourse to the general credit of Sempra.

PENSION AND PBOP
Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost. The components of net periodic benefit cost, other than the service cost component, are included in the Other Income (Expense), Net, table below.

NET PERIODIC BENEFIT COST – SEMPRA
(Dollars in millions)
	Pension		PBOP
	Three months ended June 30,
	2023	2022	2023	2022
Service cost	$29	$42	$3	$6
Interest cost	39	29	10	7
Expected return on assets	(42)	(45)	(18)	(16)
Amortization of:
Prior service cost	1	2	—	—
Actuarial loss (gain)	2	5	(6)	(3)
Net periodic benefit cost (credit)	29	33	(11)	(6)
Regulatory adjustments	29	24	11	6
Total expense recognized	$58	$57	$—	$—

	Six months ended June 30,
	2023	2022	2023	2022
Service cost	$57	$83	$7	$13
Interest cost	79	59	19	14
Expected return on assets	(85)	(91)	(35)	(32)
Amortization of:
Prior service cost (credit)	2	5	(1)	(1)
Actuarial loss (gain)	4	11	(12)	(7)
Net periodic benefit cost (credit)	57	67	(22)	(13)
Regulatory adjustments	58	(3)	22	13
Total expense recognized	$115	$64	$—	$—

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension		PBOP
	Three months ended June 30,
	2023	2022	2023	2022
Service cost	$8	$10	$—	$1
Interest cost	10	6	2	2
Expected return on assets	(10)	(11)	(2)	(3)
Amortization of:
Actuarial loss	1	1	—	—
Net periodic benefit cost	9	6	—	—
Regulatory adjustments	4	7	—	—
Total expense recognized	$13	$13	$—	$—

	Six months ended June 30,
	2023	2022	2023	2022
Service cost	$16	$20	$1	$3
Interest cost	20	13	4	3
Expected return on assets	(20)	(22)	(4)	(5)
Amortization of:
Actuarial loss (gain)	2	1	(1)	(1)
Net periodic benefit cost	18	12	—	—
Regulatory adjustments	8	2	—	—
Total expense recognized	$26	$14	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension		PBOP
	Three months ended June 30,
	2023	2022	2023	2022
Service cost	$17	$28	$2	$5
Interest cost	26	21	7	6
Expected return on assets	(31)	(33)	(15)	(14)
Amortization of:
Prior service cost	1	2	—	—
Actuarial loss (gain)	—	4	(5)	(3)
Net periodic benefit cost (credit)	13	22	(11)	(6)
Regulatory adjustments	25	17	11	6
Total expense recognized	$38	$39	$—	$—

	Six months ended June 30,
	2023	2022	2023	2022
Service cost	$34	$56	$5	$10
Interest cost	51	41	14	11
Expected return on assets	(60)	(64)	(30)	(27)
Amortization of:
Prior service cost (credit)	2	4	(1)	(1)
Actuarial loss (gain)	—	8	(10)	(6)
Net periodic benefit cost (credit)	27	45	(22)	(13)
Regulatory adjustments	50	(5)	22	13
Total expense recognized	$77	$40	$—	$—

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $520 million and $505 million at June 30, 2023 and December 31, 2022, respectively.

SEMPRA EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Earnings attributable to common shares	$603	$559	$1,572	$1,171

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	315,007	314,845	314,963	315,595
Dilutive effect of stock options and RSUs(2)	1,053	1,022	1,129	1,052
Weighted-average common shares outstanding for diluted EPS	316,060	315,867	316,092	316,647

EPS:
Basic	$1.91	$1.78	$4.99	$3.71
Diluted	$1.91	$1.77	$4.97	$3.70
(1)    Includes 355 and 399 fully vested RSUs held in our Deferred Compensation Plan for the three months ended June 30, 2023 and 2022, respectively, and 358 and 403 of such RSUs for the six months ended June 30, 2023 and 2022, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and six months ended June 30, 2023 excludes 214,069 and 197,042 potentially dilutive shares, respectively, and the computation of diluted EPS for the three months and six months ended June 30, 2022 excludes 8,899 and 173,064 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
Pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Development Committee of Sempra’s board of directors granted 163,287 nonqualified stock options, 330,810 performance-based RSUs and 135,461 service-based RSUs in the six months ended June 30, 2023, primarily in January.
We discuss share-based compensation plans and related awards and the terms and conditions of Sempra’s equity securities further in Notes 10, 13 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Three months ended June 30, 2023 and 2022
Sempra:
Balance at March 31, 2023	$(49)	$(35)	$(98)	$(182)
OCI before reclassifications	11	53	—	64
Amounts reclassified from AOCI	—	(4)	1	(3)
Net OCI	11	49	1	61
Balance at June 30, 2023	$(38)	$14	$(97)	$(121)

Balance at March 31, 2022	$(76)	$(78)	$(75)	$(229)
OCI before reclassifications	1	37	1	39
Amounts reclassified from AOCI(2)	10	11	2	23
Net OCI(2)	11	48	3	62
Balance at June 30, 2022	$(65)	$(30)	$(72)	$(167)
SDG&E:
Balance at March 31, 2023 and June 30, 2023			$(7)	$(7)

Balance at March 31, 2022 and June 30, 2022			$(10)	$(10)
SoCalGas:
Balance at March 31, 2023		$(12)	$(11)	$(23)
Amounts reclassified from AOCI		1	—	1
Net OCI		1	—	1
Balance at June 30, 2023		$(11)	$(11)	$(22)

Balance at March 31, 2022		$(13)	$(17)	$(30)
Amounts reclassified from AOCI		1	—	1
Net OCI		1	—	1
Balance at June 30, 2022		$(12)	$(17)	$(29)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.
(2)    Total AOCI includes $9 of foreign currency translation adjustments associated with sale of NCI to ADIA, which we discuss below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Six months ended June 30, 2023 and 2022
Sempra:
Balance at December 31, 2022	$(59)	$10	$(86)	$(135)
OCI before reclassifications	21	13	(13)	21
Amounts reclassified from AOCI	—	(9)	2	(7)
Net OCI	21	4	(11)	14
Balance at June 30, 2023	$(38)	$14	$(97)	$(121)

Balance at December 31, 2021	$(79)	$(156)	$(83)	$(318)
OCI before reclassifications	4	111	7	122
Amounts reclassified from AOCI(2)	10	15	4	29
Net OCI(2)	14	126	11	151
Balance at June 30, 2022	$(65)	$(30)	$(72)	$(167)
SDG&E:
Balance at December 31, 2022 and June 30, 2023			$(7)	$(7)

Balance at December 31, 2021 and June 30, 2022			$(10)	$(10)
SoCalGas:
Balance at December 31, 2022		$(12)	$(12)	$(24)
Amounts reclassified from AOCI		1	1	2
Net OCI		1	1	2
Balance at June 30, 2023		$(11)	$(11)	$(22)

Balance at December 31, 2021		$(13)	$(18)	$(31)
Amounts reclassified from AOCI		1	1	2
Net OCI		1	1	2
Balance at June 30, 2022		$(12)	$(17)	$(29)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.
(2)    Total AOCI includes $9 of foreign currency translation adjustments associated with sale of NCI to ADIA, which we discuss below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about AOCI	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended June 30,
	2023	2022
Sempra:
Foreign currency translation adjustments	$—	$1	Operation and Maintenance

Financial instruments:
Interest rate instruments	$(14)	$13	Equity Earnings(1)
Foreign exchange instruments	—	(1)	Revenues: Energy-Related Businesses
	1	1	Other Income (Expense), Net
Foreign exchange instruments	1	—	Equity Earnings
Interest rate and foreign exchange instruments	(1)	(1)	Interest Expense
Total, before income tax	(13)	12
	—	(4)	Income Tax Expense
Total, net of income tax	(13)	8
	9	3	Earnings Attributable to Noncontrolling Interests
Total, net of income tax and after NCI	$(4)	$11

Pension and PBOP(2):
Amortization of actuarial loss	$1	$2	Other Income (Expense), Net
Amortization of prior service cost	—	1	Other Income (Expense), Net
Total, before income tax	1	3
	—	(1)	Income Tax Expense
Total, net of income tax	$1	$2

Total reclassifications for the period, net of income tax and after NCI	$(3)	$14
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$1	Interest Expense

Total reclassifications for the period, net of income tax	$1	$1
(1)    Equity earnings at our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Net Periodic Benefit Cost” above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about AOCI	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Six months ended June 30,
	2023	2022
Sempra:
Foreign currency translation adjustments	$—	$1	Operation and Maintenance

Financial instruments:
Interest rate instruments	$—	$(1)	Interest Expense
Interest rate instruments	(21)	27	Equity Earnings(1)
Foreign exchange instruments	—	(2)	Revenues: Energy-Related Businesses
	2	1	Other Income (Expense), Net
Foreign exchange instruments	2	(1)	Equity Earnings(1)
Interest rate and foreign exchange instruments	(1)	(1)	Interest Expense
	(6)	(6)	Other Income (Expense), Net
Total, before income tax	(24)	17
	3	(5)	Income Tax Expense
Total, net of income tax	(21)	12
	12	3	Earnings Attributable to Noncontrolling Interests
Total, net of income tax and after NCI	$(9)	$15

Pension and PBOP(2):
Amortization of actuarial loss	$1	$4	Other Income (Expense), Net
Amortization of prior service cost	1	2	Other Income (Expense), Net
Total, before income tax	2	6
	—	(2)	Income Tax Expense
Total, net of income tax	$2	$4

Total reclassifications for the period, net of income tax and after NCI	$(7)	$20
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$1	Interest Expense

Pension and PBOP(2):
Amortization of actuarial loss	$—	$1	Other Income (Expense), Net
Amortization of prior service cost	1	—	Other Income (Expense), Net
Total, net of income tax	$1	$1

Total reclassifications for the period, net of income tax	$2	$2
(1)    Equity earnings at our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Net Periodic Benefit Cost” above).

For the three months and six months ended June 30, 2023 and 2022, reclassifications out of AOCI to net income were negligible for SDG&E.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Sempra Common Stock
On May 12, 2023, Sempra’s shareholders approved an amendment to Sempra’s Articles of Incorporation to increase the number of authorized shares of Sempra’s common stock from 750,000,000 to 1,125,000,000.

Sempra Common Stock Repurchases
In the six months ended June 30, 2023 and 2022, we repurchased 197,770 shares for $31 million and 196,592 shares for $26 million, respectively, of our common stock from long-term incentive plan participants to satisfy minimum statutory tax withholding requirements in connection with the vesting of RSUs and exercise of stock options.
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

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity held by noncontrolling interests
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Sempra Infrastructure:
SI Partners	30.0%	30.0%	$2,424	$2,060
SI Partners subsidiaries(1)	0.1 - 30.0	0.1 - 16.6	734	61
Total Sempra			$3,158	$2,121
(1)    SI Partners has subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.
Sempra Infrastructure
Sale of NCI to KKR Denali. In March 2023, an indirect subsidiary of SI Partners entered into an agreement for the sale to KKR Denali of an indirect interest in the PA LNG Phase 1 project. KKR Denali intends to acquire a 42% indirect interest in the PA LNG Phase 1 project for approximately $108 million, plus its pro rata equity share of development costs incurred prior to the closing that exceed $439 million, subject to customary post-closing adjustments. We are targeting the closing of the sale of NCI to KKR Denali in the third quarter of 2023, subject to regulatory approvals and other closing conditions. If the closing conditions are satisfied and KKR Denali fails to complete the closing, then KKR Denali must pay a termination fee of $130 million.
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
Upon closing of the sale of NCI to KKR Denali, Sempra would hold an indirect interest in the PA LNG Phase 1 project of 19.6%.
Sale of NCI to ConocoPhillips Affiliate. In March 2023, an indirect subsidiary of SI Partners completed the sale of an indirect 30% NCI in the PA LNG Phase 1 project to an affiliate of ConocoPhillips for aggregate cash consideration of approximately $265 million, subject to customary post-closing adjustments. As a result of this sale, we recorded a $237 million increase in equity held by NCI and an increase in Sempra’s shareholders’ equity of $18 million, net of $3 million in transaction costs and $7 million in tax impacts.
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
Sale of NCI to ADIA. In June 2022, Sempra and ADIA consummated the transaction contemplated under a purchase and sale agreement dated December 21, 2021 (the ADIA Purchase Agreement). Pursuant to the ADIA Purchase Agreement, ADIA acquired Class A Units representing a 10% NCI in SI Partners for a purchase price of $1.7 billion. Following the closing of the transaction, Sempra, KKR Pinnacle and ADIA directly or indirectly own 70%, 20%, and 10%, respectively, of the outstanding Class A Units of SI Partners, which excludes the non-voting Sole Risk Interests held only by Sempra. As a result of this sale to ADIA, we recorded a $709 million increase in equity held by NCI and an increase in Sempra’s shareholders’ equity of $710 million, net of $12 million in transaction costs and $300 million in tax impacts. Transaction costs include $10 million paid to ADIA for reimbursement of certain expenses that ADIA incurred in connection with closing the transaction.
Contributions from NCI. In October 2021, KKR Pinnacle acquired a 20% NCI in SI Partners. Under the limited partnership agreement that governs our and KKR Pinnacle’s respective rights and obligations in respect of our and their ownership interests in SI Partners, KKR Pinnacle is entitled to a $200 million credit from Sempra to be applied to capital calls once an LNG project reaches a positive final investment decision and meets certain projected internal rates of return. In the three months and six months ended June 30, 2023, KKR Pinnacle used $186 million of this credit to fund its share of contributions to SI Partners. As a result, we recorded a $186 million increase in equity held by NCI and a decrease in Sempra’s shareholders’ equity of $134 million, net of deferred income taxes. We expect that KKR Pinnacle will fully utilize the remaining balance of this credit in the third quarter of 2023.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	June 30, 2023	December 31, 2022
Sempra:
Tax sharing arrangement with Oncor Holdings	$15	$41
Various affiliates	11	13
Total due from unconsolidated affiliates – current	$26	$54

Sempra Infrastructure(1):
TAG Pipelines Norte, S. de R.L. de C.V. – 5.5% Note due January 9, 2024	$(5)	$—
Total due to unconsolidated affiliates – current	$(5)	$—

Sempra Infrastructure(1):
TAG Pipelines Norte, S. de R.L. de C.V.:
5.5% Note due January 9, 2024	$—	$(40)
5.5% Note due January 14, 2025	(23)	(23)
5.5% Note due July 16, 2025	(22)	(21)
5.5% Note due January 14, 2026	(19)	(19)
5.5% Note due July 14, 2026	(11)	(11)
5.5% Note due January 19, 2027	(14)	—
TAG – 5.74% Note due December 17, 2029	(193)	(187)
Total due to unconsolidated affiliates – noncurrent	$(282)	$(301)
SDG&E:
Various affiliates	$1	$—
Total due from unconsolidated affiliates – current	$1	$—

Sempra	$(29)	$(49)
SoCalGas	—	(72)
Various affiliates	(14)	(14)
Total due to unconsolidated affiliates – current	$(43)	$(135)

Income taxes due (to) from Sempra(2)	$(32)	$10
SoCalGas:
SDG&E	$—	$72
Various affiliates	1	5
Total due from unconsolidated affiliates – current	$1	$77

Sempra	$(36)	$(36)
Total due to unconsolidated affiliates – current	$(36)	$(36)

Income taxes due to Sempra(2)	$(11)	$(16)
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

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sempra:
Revenues	$11	$15	$24	$22
Interest income	—	4	—	14
Interest expense	4	4	8	8
SDG&E:
Revenues	$6	$4	$10	$8
Cost of sales	27	26	57	50
SoCalGas:
Revenues	$28	$23	$62	$49
Cost of sales(1)	4	(4)	35	(4)
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provided guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement, which remain outstanding. We discuss these guarantees in Note 5 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER INCOME (EXPENSE), NET
Other Income (Expense), Net, consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sempra:
Allowance for equity funds used during construction	$37	$34	$70	$69
Investment gains (losses), net(1)	5	(34)	17	(47)
(Losses) gains on interest rate and foreign exchange instruments, net	(1)	(1)	4	5
Foreign currency transaction gains (losses), net(2)	3	(3)	4	(22)
Non-service components of net periodic benefit cost	(26)	(9)	(51)	32
Interest on regulatory balancing accounts, net	19	4	37	5
Sundry, net	(6)	8	(9)	(5)
Total	$31	$(1)	$72	$37
SDG&E:
Allowance for equity funds used during construction	$23	$21	$46	$42
Non-service components of net periodic benefit cost	(5)	(2)	(9)	9
Interest on regulatory balancing accounts, net	11	3	21	4
Sundry, net	(7)	—	(8)	1
Total	$22	$22	$50	$56
SoCalGas:
Allowance for equity funds used during construction	$14	$13	$24	$26
Non-service components of net periodic benefit cost	(19)	(6)	(38)	26
Interest on regulatory balancing accounts, net	8	1	16	1
Sundry, net	(2)	(4)	(9)	(15)
Total	$1	$4	$(7)	$38
(1)    Represents net investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.
(2)    Includes losses of $11 in the six months ended June 30, 2022 from translation to U.S. dollars of a Mexican peso-denominated loan to IMG, which are offset by corresponding amounts included in Equity Earnings on the Condensed Consolidated Statement of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sempra:
Income tax expense	$175	$80	$551	$414

Income before income taxes and equity earnings	$523	$364	$1,852	$1,029
Equity earnings, before income tax(1)	153	159	285	302
Pretax income	$676	$523	$2,137	$1,331

Effective income tax rate	26%	15%	26%	31%
SDG&E:
Income tax expense	$4	$42	$11	$106
Income before income taxes	$188	$218	$453	$516
Effective income tax rate	2%	19%	2%	21%
SoCalGas:
Income tax (benefit) expense	$(21)	$19	$73	$103
Income before income taxes	$135	$107	$589	$525
Effective income tax rate	(16)%	18%	12%	20%
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
On April 14, 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. As a result of this Revenue Procedure, SoCalGas updated its assessment of prior years’ unrecognized income tax benefits and, in the three months and six months ended June 30, 2023, recorded an income tax benefit of $43 million for previously unrecognized income tax benefits pertaining to gas repairs expenditures. SoCalGas recorded an associated regulatory liability for the portion that will benefit customers in the future. We are assessing the potential future impacts of this Revenue Procedure.
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

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended June 30, 2023
By major service line:
Utilities	$1,400	$1,291	$19	$(34)	$2,676
Energy-related businesses	—	—	235	(19)	216
Revenues from contracts with customers	$1,400	$1,291	$254	$(53)	$2,892

By market:
Gas	$252	$1,291	$167	$(30)	$1,680
Electric	1,148	—	87	(23)	1,212
Revenues from contracts with customers	$1,400	$1,291	$254	$(53)	$2,892

Revenues from contracts with customers	$1,400	$1,291	$254	$(53)	$2,892
Utilities regulatory revenues	(138)	176	—	—	38
Other revenues	—	—	406	(1)	405
Total revenues	$1,262	$1,467	$660	$(54)	$3,335

	Six months ended June 30, 2023
By major service line:
Utilities	$3,165	$5,132	$49	$(72)	$8,274
Energy-related businesses	—	—	547	(40)	507
Revenues from contracts with customers	$3,165	$5,132	$596	$(112)	$8,781

By market:
Gas	$806	$5,132	$371	$(65)	$6,244
Electric	2,359	—	225	(47)	2,537
Revenues from contracts with customers	$3,165	$5,132	$596	$(112)	$8,781

Revenues from contracts with customers	$3,165	$5,132	$596	$(112)	$8,781
Utilities regulatory revenues	(250)	129	—	—	(121)
Other revenues	—	—	1,260	(25)	1,235
Total revenues	$2,915	$5,261	$1,856	$(137)	$9,895

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended June 30, 2022
By major service line:
Utilities	$1,250	$1,347	$20	$(27)	$2,590
Energy-related businesses	—	—	457	(14)	443
Revenues from contracts with customers	$1,250	$1,347	$477	$(41)	$3,033

By market:
Gas	$159	$1,347	$340	$(19)	$1,827
Electric	1,091	—	137	(22)	1,206
Revenues from contracts with customers	$1,250	$1,347	$477	$(41)	$3,033

Revenues from contracts with customers	$1,250	$1,347	$477	$(41)	$3,033
Utilities regulatory revenues	149	154	—	—	303
Other revenues	—	—	212	(1)	211
Total revenues	$1,399	$1,501	$689	$(42)	$3,547

	Six months ended June 30, 2022
By major service line:
Utilities	$2,751	$3,259	$48	$(56)	$6,002
Energy-related businesses	—	—	749	(29)	720
Revenues from contracts with customers	$2,751	$3,259	$797	$(85)	$6,722

By market:
Gas	$489	$3,259	$569	$(45)	$4,272
Electric	2,262	—	228	(40)	2,450
Revenues from contracts with customers	$2,751	$3,259	$797	$(85)	$6,722

Revenues from contracts with customers	$2,751	$3,259	$797	$(85)	$6,722
Utilities regulatory revenues	93	235	—	—	328
Other revenues	—	—	316	1	317
Total revenues	$2,844	$3,494	$1,113	$(84)	$7,367
REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, at June 30, 2023, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations at June 30, 2023.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2023 (excluding first six months of 2023)	$175	$2
2024	300	4
2025	338	4
2026	365	4
2027	365	4
Thereafter	4,077	59
Total revenues to be recognized	$5,620	$77
(1)    Excludes intercompany transactions.

Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the six months ended June 30, 2023 or 2022. As we discuss in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra Infrastructure drew against and fully exhausted SEFE’s letters of credit in April 2022 due to SEFE’s non-renewal of such letters of credit as required under its LNG storage and regasification agreement. Sempra Infrastructure recorded a contract liability for the funds drawn from the letters of credit as payments received in advance.

CONTRACT LIABILITIES
(Dollars in millions)
	2023	2022
Sempra:
Contract liabilities at January 1	$(252)	$(278)
Revenue from performance obligations satisfied during reporting period	5	86
Payments received in advance	(2)	(105)
Contract liabilities at June 30(1)	$(249)	$(297)
SDG&E:
Contract liabilities at January 1	$(79)	$(83)
Revenue from performance obligations satisfied during reporting period	2	2
Contract liabilities at June 30(2)	$(77)	$(81)
(1)     Balances at June 30, 2023 include $6 in Other Current Liabilities and $243 in Deferred Credits and Other.
(2)     Balances at June 30, 2023 include $4 in Other Current Liabilities and $73 in Deferred Credits and Other.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	June 30, 2023	December 31, 2022
Sempra:
Accounts receivable – trade, net(1)	$1,828	$2,291
Accounts receivable – other, net	14	25
Due from unconsolidated affiliates – current(2)	7	9
Other long-term assets(3)	3	9
Total	$1,852	$2,334
SDG&E:
Accounts receivable – trade, net(1)	$813	$799
Accounts receivable – other, net	10	12
Due from unconsolidated affiliates – current(2)	6	2
Other long-term assets(3)	2	6
Total	$831	$819
SoCalGas:
Accounts receivable – trade, net	$856	$1,295
Accounts receivable – other, net	4	13
Other long-term assets(3)	1	3
Total	$861	$1,311
(1)     At June 30, 2023 and December 31, 2022, includes $123 and $72, respectively, of receivables due from customers that were billed on behalf of CCAs, which are not included in revenues.
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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	June 30, 2023	December 31, 2022

SDG&E:
Fixed-price contracts and other derivatives	$8	$(110)
Deferred income taxes recoverable in rates	429	296
Pension and PBOP plan obligations	3	11
Removal obligations	(2,371)	(2,248)
Environmental costs	106	107
Sunrise Powerlink fire mitigation	121	123
Regulatory balancing accounts(1)(2):
Commodity – electric	181	220
Gas transportation	7	60
Safety and reliability	158	107
Public purpose programs	(109)	(69)
Wildfire mitigation plan	519	375
Liability insurance premium	102	99
Other balancing accounts	(342)	(50)
Other regulatory assets, net(2)	153	137
Total SDG&E	(1,035)	(942)
SoCalGas:
Deferred income taxes recoverable in rates	241	161
Pension and PBOP plan obligations	(232)	(170)
Employee benefit costs	24	24
Removal obligations	(591)	(616)
Environmental costs	37	38
Regulatory balancing accounts(1)(2):
Commodity – gas, including transportation	(362)	(257)
Safety and reliability	644	575
Public purpose programs	(152)	(158)
Liability insurance premium	22	23
Other balancing accounts	288	115
Other regulatory assets, net(2)	280	223
Total SoCalGas	199	(42)
Sempra Infrastructure:
Deferred income taxes recoverable in rates	78	78
Other regulatory assets	5	—
Total Sempra Infrastructure	83	78
Total Sempra	$(753)	$(906)
(1)    At June 30, 2023 and December 31, 2022, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $748 and $562, respectively, and for SoCalGas was $859 and $692, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.

SEMPRA CALIFORNIA
CPUC GRC
The CPUC uses GRCs to set revenues to allow SDG&E and SoCalGas to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.
In May 2022, SDG&E and SoCalGas filed their 2024 GRC applications requesting CPUC approval of test year revenue requirements for 2024 and attrition year adjustments for 2025 through 2027. SDG&E and SoCalGas requested revenue requirements for 2024 of $3.0 billion and $4.4 billion, respectively. SDG&E and SoCalGas proposed post-test year revenue requirement changes using various mechanisms that are estimated to result in annual increases of approximately 8% to 11% at SDG&E and approximately 6% to 8% at SoCalGas. Intervening parties have proposed various adjustments to SDG&E’s and SoCalGas’ revenue requirement requests. In October 2022, the CPUC issued a scoping ruling that set a schedule for the proceeding, including the expected issuance of a proposed decision in the second quarter of 2024. The CPUC has authorized SDG&E and SoCalGas to recognize the effects of the GRC final decision retroactive to January 1, 2024. SDG&E expects to submit separate requests in its GRC for review and recovery of its wildfire mitigation plan costs in the second half of 2023 for costs incurred from 2019 through 2022 and in mid-2024 for costs incurred in 2023. The results of the GRC may materially and adversely differ from what is contained in the GRC applications.
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
We provide additional information concerning our equity method investments in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
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
In the six months ended June 30, 2023 and 2022, Sempra contributed $178 million and $171 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $204 million and $170 million, respectively, to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating revenues	$1,343	$1,293	$2,635	$2,542
Operating expenses	(976)	(908)	(2,000)	(1,805)
Income from operations	367	385	635	737
Interest expense	(133)	(108)	(256)	(216)
Income tax expense	(43)	(52)	(67)	(94)
Net income	197	226	296	417
Noncontrolling interest held by Texas Transmission Investment LLC	(40)	(46)	(60)	(84)
Earnings attributable to Sempra(1)	157	180	236	333
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing arrangement and changes in basis differences in AOCI within the carrying value of our equity method investment.
SEMPRA INFRASTRUCTURE
Cameron LNG JV
In the six months ended June 30, 2023 and 2022, Sempra Infrastructure contributed $6 million and $10 million, respectively, to Cameron LNG JV, and Cameron LNG JV distributed $198 million and $233 million, respectively, to Sempra Infrastructure.
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $20 million at June 30, 2023, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.

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
In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 8). At June 30, 2023, the fair value of the Support Agreement was $23 million, of which $7 million is included in Other Current Assets and $16 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
TAG
In the six months ended June 30, 2023 and 2022, TAG distributed $36 million and $32 million, respectively, to Sempra Infrastructure.

NOTE 6. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At June 30, 2023, Sempra had an aggregate capacity of $9.9 billion under eight primary committed lines of credit, which provide liquidity and support commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		June 30, 2023
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Letters of credit outstanding	Available unused credit
Sempra	October 2027	$4,000	$(813)	$—	$—	$3,187
SDG&E	October 2027	1,500	—	—	—	1,500
SoCalGas	October 2027	1,200	(238)	—	—	962
SI Partners	November 2024	1,000	—	—	—	1,000
IEnova and SI Partners	September 2023	350	—	(350)	—	—
IEnova and SI Partners	December 2023	150	—	—	—	150
IEnova and SI Partners	February 2024	1,500	—	(1,086)	—	414
Port Arthur LNG	March 2030	200	—	—	(15)	185
Total		$9,900	$(1,051)	$(1,436)	$(15)	$7,398

Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At June 30, 2023, each entity was in compliance with this ratio under its respective credit facility.
SI Partners must maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in its credit facilities) of no more than 5.25 to 1.00 at the end of each quarter. At June 30, 2023, SI Partners was in compliance with this ratio.
In March 2023, Port Arthur LNG entered into a seven-year initial working capital facility agreement with a syndicate of lenders expiring in March 2030. The credit facility permits borrowings of up to $200 million, which bear interest by reference to Term SOFR, plus the applicable margin and a credit adjustment spread. The credit facility also provides for the issuance of up to $200 million of letters of credit.
Uncommitted Line of Credit
ECA LNG Phase 1 has an uncommitted line of credit, which is generally used for working capital requirements, with an aggregate capacity of $200 million of which $32 million was outstanding at June 30, 2023. The amounts outstanding are before reductions of any unamortized discounts. Borrowings can be in U.S. dollars or Mexican pesos. At June 30, 2023, outstanding amounts were borrowed in Mexican pesos and bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 105 bps. In June 2023, the facility was amended to extend the expiration date to August 2024 and replace the LIBOR reference rate plus 105 bps with the SOFR reference rate plus 115 bps. As such, borrowings made in U.S. dollars bear interest at a variable rate based on the 1-month or 3-month SOFR plus 115 bps.
Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At June 30, 2023, we had $514 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT
(Dollars in millions)
		June 30, 2023
	Expiration date range	Uncommitted letters of credit outstanding
SDG&E	January 2024 - May 2024	$15
SoCalGas	November 2023 - October 2024	20
Sempra Infrastructure	July 2023 - October 2043	311
Parent and other	September 2023 - June 2024	168
Total		$514

Term Loan
In July 2022, SoCalGas entered into an $800 million, 364-day term loan agreement with a maturity date of July 6, 2023. In August 2022, SoCalGas borrowed $800 million, net of negligible debt issuance costs, under the term loan agreement. The borrowing bore interest at benchmark rates plus 70 bps and was due in full upon maturity. SoCalGas used the proceeds for payment of a portion of the costs relating to litigation pertaining to the Leak. In the second quarter of 2023, SoCalGas repaid the term loan in full.
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	June 30, 2023	December 31, 2022
Sempra	5.92%	5.57%
SDG&E	—	4.76
SoCalGas	5.14	4.71
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
SoCalGas
In May 2023, SoCalGas issued $500 million aggregate principal amount of 5.20% first mortgage bonds due in full upon maturity on June 1, 2033 and received proceeds of $495 million (net of debt discount, underwriting discounts and debt issuance costs of $5 million), and $500 million aggregate principal amount of 5.75% first mortgage bonds due in full upon maturity on June 1, 2053 and received proceeds of $493 million (net of debt discount, underwriting discounts and debt issuance costs of $7 million). Each series of first mortgage bonds is redeemable prior to maturity, subject to its terms, and in certain circumstances subject to make-whole provisions. SoCalGas used the net proceeds to repay its $300 million senior unsecured floating rate notes prior to their September 2023 scheduled maturity, a portion of its $800 million term loan and other general corporate purposes.
Sempra
In June 2023, Sempra issued $550 million aggregate principal amount of 5.40% senior unsecured notes due in full upon maturity on August 1, 2026 and received proceeds of $545 million (net of debt discount, underwriting discounts and debt issuance costs of $5 million), and $700 million aggregate principal amount of 5.50% senior unsecured notes due in full upon maturity on August 1, 2033 and received proceeds of $692 million (net of debt discount, underwriting discounts and debt issuance costs of $8 million). Each series of notes is redeemable prior to maturity, subject to its terms, and in certain circumstances subject to make-whole provisions. We intend to use the net proceeds for general corporate purposes, including repayment of commercial paper and potentially other indebtedness.
Sempra Infrastructure
ECA LNG Phase 1
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025 for an aggregate principal amount of up to $1.3 billion. IEnova and TotalEnergies SE have provided guarantees for repayment of the loans plus accrued and unpaid interest of 83.4% and 16.6%, respectively. At June 30, 2023 and December 31, 2022, $708 million and $575 million, respectively, of borrowings from external lenders were outstanding under the loan agreement, with a weighted-average interest rate of 8.20% and 7.54%, respectively.

Port Arthur LNG
In March 2023, Port Arthur LNG entered into a term loan facility agreement with a syndicate of lenders for an aggregate principal amount of approximately $6.8 billion. Proceeds from the loans will be used to finance the cost of construction of the PA LNG Phase 1 project. The loans mature on March 20, 2030 and bear interest by reference to Term SOFR, plus the applicable margin and a credit adjustment spread. The applicable margin prior to completion of the PA LNG Phase 1 project (which occurs upon the satisfaction or waiver of a series of customary operational, technical, environmental and social and other tests and conditions that generally would not be fully met until after the commercial operations date) is 2.00% and on completion and thereafter is 2.25%. The principal amounts outstanding on the loans must be repaid in quarterly installments, commencing on the earlier of (i) the first quarterly payment date occurring more than three calendar months following completion of the PA LNG Phase 1 project and (ii) April 20, 2029. Under the terms of the loan agreement, at least 60% of the projected outstanding balance is required to be hedged during construction and over the underlying 20-year notional amortization period. As we discuss in Note 7, Port Arthur LNG entered into hedging instruments in satisfaction of this requirement in March 2023. An upfront equity funding amount of $4.7 billion is required to have been contributed to Port Arthur LNG for construction costs as a condition to the initial advance of term loans under the agreement (other than advances for fees, interest, expenses and certain other specified costs). Port Arthur LNG paid $200 million in debt issuance costs at closing. Additionally, the loan agreement and the related working capital facility agreement that we discuss above require payment of commitment fees calculated at a rate per annum equal to 30% of the applicable margin for Term SOFR loans multiplied by the outstanding debt commitments, and additional administrative fees. At June 30, 2023, $228 million of borrowings were outstanding under the loan agreement, with an all-in weighted-average interest rate of 5.58%.
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

HEDGE ACCOUNTING
We may designate a derivative as a cash flow hedging instrument if it effectively converts anticipated cash flows associated with revenues or expenses to a fixed dollar amount. We may utilize cash flow hedge accounting for derivative commodity instruments, foreign currency instruments and interest rate instruments. Designating cash flow hedges is dependent on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk of variability of future cash flows of a given revenue or expense item, and other criteria.
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
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	June 30, 2023	December 31, 2022
Sempra:
Natural gas	MMBtu	380	254
Electricity	MWh	—	1
Congestion revenue rights	MWh	35	42
SDG&E:
Natural gas	MMBtu	20	15
Congestion revenue rights	MWh	35	42
SoCalGas:
Natural gas	MMBtu	271	224
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
In December 2022, Sempra Infrastructure entered into an undesignated contingent interest rate swap to lock in interest rates on up to $3.5 billion of the variable rate indebtedness from anticipated future project-level debt financing that would be used to pay for construction costs of the PA LNG Phase 1 project. The contingent interest rate swap had a 25-year tenor, and its settlement was conditional upon the closing of project-level debt financing with respect to the PA LNG Phase 1 project. In March 2023, we closed on the project-level debt financing and, shortly thereafter, paid $14 million to cash settle the contingent interest rate swap.
As we discuss in Note 6, a minimum of 60% of the projected amount of term loans outstanding is required to be hedged under the Port Arthur LNG term loan facility agreement. In March 2023, Port Arthur LNG entered into floating-to-fixed interest rate swaps with 17 counterparties to hedge the variability in cash flows related to the SOFR-based component of interest payments on forecasted loans outstanding under the agreement. The notional amounts of the interest rate swaps generally increase in proportion to the forecasted borrowings up to a maximum amount of $4.2 billion prior to the maturity of the term loans on March 20, 2030. Under the interest rate swaps, which are designated as cash flow hedges, Port Arthur LNG receives interest at Term SOFR and pays interest at a fixed rate of 3.23% based on amortizing notional amounts maturing in 2048.
The following table presents the net notional amounts of our interest rate derivatives, excluding those in our equity method investments and the contingent interest rate swap.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	June 30, 2023		December 31, 2022
	Notional debt	Maturities	Notional debt	Maturities
Sempra:
Cash flow hedges(1)	$4,454	2023-2048	$294	2023-2034
(1)    At June 30, 2023 and December 31, 2022, cash flow hedges accrued interest based on a notional of $491 and $294, respectively.
FOREIGN CURRENCY DERIVATIVES
We may utilize cross-currency swaps to hedge exposure related to Mexican peso-denominated debt at our Mexican subsidiaries and JVs. These cash flow hedges exchange our Mexican peso-denominated principal and interest payments into the U.S. dollar and swap Mexican fixed interest rates for U.S. fixed interest rates. From time to time, Sempra Infrastructure and its JVs may use other foreign currency derivatives to hedge exposures related to cash flows associated with revenues from contracts denominated in Mexican pesos that are indexed to the U.S. dollar.
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
The following table presents the net notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	June 30, 2023		December 31, 2022
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cross-currency swaps	$—	—	$306	2023
Other foreign currency derivatives	65	2023-2024	111	2023-2024

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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2023
	Current assets: Fixed-price contracts and other derivatives(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$16	$46	$—	$(2)
Foreign exchange instruments	—	—	(15)	—
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	251	35	(236)	(42)
Associated offsetting commodity contracts	(232)	(35)	232	35
Commodity contracts subject to rate recovery	20	17	(64)	(17)
Associated offsetting commodity contracts	(12)	(4)	12	4
Associated offsetting cash collateral	—	—	10	4
Net amounts presented on the balance sheet	43	59	(61)	(18)
Additional cash collateral for commodity contracts not subject to rate recovery	143	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	70	—	—	—
Total(2)	$256	$59	$(61)	$(18)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$18	$17	$(26)	$(8)
Associated offsetting commodity contracts	(11)	(4)	11	4
Associated offsetting cash collateral	—	—	10	4
Net amounts presented on the balance sheet	7	13	(5)	—
Additional cash collateral for commodity contracts subject to rate recovery	69	—	—	—
Total(2)	$76	$13	$(5)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$2	$—	$(38)	$(9)
Associated offsetting commodity contracts	(1)	—	1	—
Net amounts presented on the balance sheet	1	—	(37)	(9)
Additional cash collateral for commodity contracts subject to rate recovery	1	—	—	—
Total	$2	$—	$(37)	$(9)
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

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended June 30,			Three months ended June 30,
	2023	2022	Location	2023	2022
Sempra:
Interest rate instruments	$94	$13	Interest Expense	$—	$—
Interest rate instruments	41	50	Equity Earnings(1)	14	(13)
Foreign exchange instruments	(2)	—	Revenues: Energy- Related Businesses	—	1
			Other Income (Expense), Net	(1)	(1)
Foreign exchange instruments	(1)	—	Equity Earnings(1)	(1)	—
Interest rate and foreign exchange instruments	—	4	Interest Expense	1	1
Total	$132	$67		$13	$(12)
SoCalGas:
Interest rate instruments	$—	$—	Interest Expense	$(1)	$(1)

	Six months ended June 30,			Six months ended June 30,
	2023	2022	Location	2023	2022
Sempra:
Interest rate instruments	$17	$35	Interest Expense	$—	$1
Interest rate instruments	24	144	Equity Earnings(1)	21	(27)
Foreign exchange instruments	(8)	(3)	Revenues: Energy- Related Businesses	—	2
			Other Income (Expense), Net	(2)	(1)
Foreign exchange instruments	(6)	(2)	Equity Earnings(1)	(2)	1
Interest rate and foreign exchange instruments	7	13	Interest Expense	1	1
			Other Income (Expense), Net	6	6
Total	$34	$187		$24	$(17)
SoCalGas:
Interest rate instruments	$—	$—	Interest Expense	$(1)	$(1)
(1)    Equity earnings at our foreign equity method investees are recognized after tax.

For Sempra, we expect that net gains before NCI of $23 million, which are net of income tax expense, that are currently recorded in AOCI (with net gains of $14 million attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at June 30, 2023 is approximately 25 years for Sempra. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 16 years.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2023	2022	2023	2022
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$253	$(151)	$702	$(228)
Commodity contracts subject to rate recovery	Cost of Natural Gas	(20)	(4)	(47)	(4)
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	(27)	(24)	(18)	(6)
Interest rate instrument	Interest Expense	—	—	(47)	—
Total		$206	$(179)	$590	$(238)
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$(27)	$(24)	$(18)	$(6)
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(20)	$(4)	$(47)	$(4)
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
For Sempra, the total fair value of this group of derivative instruments in a liability position at June 30, 2023 and December 31, 2022 was $50 million and $106 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at June 30, 2023 and December 31, 2022 was $46 million and $69 million, respectively. SDG&E did not have this group of derivative instruments in a liability position at June 30, 2023 or December 31, 2022. At June 30, 2023, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $50 million and $46 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2023 and December 31, 2022. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair-valued assets and liabilities and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2022.
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

RECURRING FAIR VALUE MEASURES – SEMPRA
(Dollars in millions)
	Level 1	Level 2	Level 3	Total
	Fair value at June 30, 2023
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$22	$2	$—	$24
Equity securities	318	4	—	322
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	25	14	—	39
Municipal bonds	—	266	—	266
Other securities	—	218	—	218
Total debt securities	25	498	—	523
Total nuclear decommissioning trusts(1)	365	504	—	869
Short-term investments held in Rabbi Trust	51	—	—	51
Interest rate instruments	—	62	—	62
Commodity contracts not subject to rate recovery	—	19	—	19
Effect of netting and allocation of collateral(2)	143	—	—	143
Commodity contracts subject to rate recovery	—	1	20	21
Effect of netting and allocation of collateral(2)	65	—	5	70
Support Agreement, net of related guarantee fees	—	—	23	23
Total	$624	$586	$48	$1,258
Liabilities:
Interest rate instruments	$—	$2	$—	$2
Foreign exchange instruments	—	15	—	15
Commodity contracts not subject to rate recovery	—	11	—	11
Commodity contracts subject to rate recovery	14	51	—	65
Effect of netting and allocation of collateral(2)	(14)	—	—	(14)
Total	$—	$79	$—	$79
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
1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Level 1	Level 2	Level 3	Total
	Fair value at June 30, 2023
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$22	$2	$—	$24
Equity securities	318	4	—	322
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	25	14	—	39
Municipal bonds	—	266	—	266
Other securities	—	218	—	218
Total debt securities	25	498	—	523
Total nuclear decommissioning trusts(1)	365	504	—	869
Commodity contracts subject to rate recovery	—	—	20	20
Effect of netting and allocation of collateral(2)	64	—	5	69
Total	$429	$504	$25	$958
Liabilities:
Commodity contracts subject to rate recovery	$14	$5	$—	$19
Effect of netting and allocation of collateral(2)	(14)	—	—	(14)
Total	$—	$5	$—	$5

	Fair value at December 31, 2022
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$10	$1	$—	$11
Equity securities	293	4	—	297
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	27	13	—	40
Municipal bonds	—	270	—	270
Other securities	—	227	—	227
Total debt securities	27	510	—	537
Total nuclear decommissioning trusts(1)	330	515	—	845
Commodity contracts subject to rate recovery	82	3	35	120
Effect of netting and allocation of collateral(2)	11	—	6	17
Total	$423	$518	$41	$982
Liabilities:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Total	$—	$1	$—	$1
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Level 1	Level 2	Level 3	Total
	Fair value at June 30, 2023
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$1	$—	$2
Liabilities:
Commodity contracts subject to rate recovery	$—	$46	$—	$46
Total	$—	$46	$—	$46

	Fair value at December 31, 2022
Assets:
Commodity contracts subject to rate recovery	$—	$16	$—	$16
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$16	$—	$17
Liabilities:
Commodity contracts subject to rate recovery	$—	$69	$—	$69
Total	$—	$69	$—	$69
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended June 30,
	2023	2022
Balance at April 1	$30	$58
Realized and unrealized losses	(4)	(30)
Allocated transmission instruments	(2)	(6)
Settlements	(4)	11
Balance at June 30	$20	$33
Change in unrealized losses relating to instruments still held at June 30	$(7)	$(23)

	Six months ended June 30,
	2023	2022
Balance at January 1	$35	$54
Realized and unrealized losses	(8)	(23)
Allocated transmission instruments	(2)	(6)
Settlements	(5)	8
Balance at June 30	$20	$33
Change in unrealized losses relating to instruments still held at June 30	$(9)	$(18)
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
The impact associated with discounting is not significant. Because these auction prices are a less observable input, these instruments are classified as Level 3. The fair value of these instruments is derived from auction price differences between two locations. Positive values between two locations represent expected future reductions in congestion costs, whereas negative values between two locations represent expected future charges. Valuation of our CRRs is sensitive to a change in auction price. If auction prices at one location increase (decrease) relative to another location, this could result in a significantly higher (lower) fair value measurement. We summarize CRR volumes in Note 7.
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

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year				Weighted-average price per MWh
2023	$22.75	to	$117.50	$74.02
2022	25.25	to	125.00	66.36
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended June 30,
	2023	2022
Balance at April 1	$24	$12
Realized and unrealized gains(1)	1	6
Settlements	(2)	(2)
Balance at June 30(2)	$23	$16
Change in unrealized gains relating to instruments still held at June 30	$1	$5

	Six months ended June 30,
	2023	2022
Balance at January 1	$17	$7
Realized and unrealized gains(1)	10	14
Settlements	(4)	(5)
Balance at June 30(2)	$23	$16
Change in unrealized gains relating to instruments still held at June 30	$9	$13
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $7 in Other Current Assets and $16 in Other Long-term Assets at June 30, 2023 on Sempra’s Condensed Consolidated Balance Sheet.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	June 30, 2023
Sempra:
Long-term note receivable(1)	$326	$—	$—	$296	$296
Long-term amounts due to unconsolidated affiliates	287	—	251	—	251
Total long-term debt(2)	27,419	—	24,630	—	24,630
SDG&E:
Total long-term debt(3)	$8,600	$—	$7,535	$—	$7,535
SoCalGas:
Total long-term debt(4)	$6,759	$—	$6,270	$—	$6,270

	December 31, 2022
Sempra:
Long-term note receivable(1)	$318	$—	$—	$286	$286
Long-term amounts due to unconsolidated affiliates	301	—	263	—	263
Total long-term debt(2)	24,513	—	21,549	—	21,549
SDG&E:
Total long-term debt(3)	$7,800	$—	$6,726	$—	$6,726
SoCalGas:
Total long-term debt(4)	$6,059	$—	$5,538	$—	$5,538
(1)    Before allowances for credit losses of $6 and $7 at June 30, 2023 and December 31, 2022, respectively. Excludes unamortized transaction costs of $4 and $5 at June 30, 2023 and December 31, 2022, respectively.
(2)    Before reductions of unamortized discount and debt issuance costs of $325 and $289 at June 30, 2023 and December 31, 2022, respectively, and excluding finance lease obligations of $1,351 and $1,343 at June 30, 2023 and December 31, 2022, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $85 and $70 at June 30, 2023 and December 31, 2022, respectively, and excluding finance lease obligations of $1,241 and $1,256 at June 30, 2023 and December 31, 2022, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $57 and $48 at June 30, 2023 and December 31, 2022, respectively, and excluding finance lease obligations of $110 and $87 at June 30, 2023 and December 31, 2022, respectively.

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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	June 30, 2023
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$40	$1	$(2)	$39
Municipal bonds(2)	277	1	(12)	266
Other securities(3)	234	—	(16)	218
Total debt securities	551	2	(30)	523
Equity securities	104	222	(4)	322
Short-term investments, primarily cash equivalents	24	—	—	24
Receivables (payables), net	(6)	—	—	(6)
Total	$673	$224	$(34)	$863

	December 31, 2022
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$40	$1	$(1)	$40
Municipal bonds	283	1	(14)	270
Other securities	248	—	(21)	227
Total debt securities	571	2	(36)	537
Equity securities	111	194	(8)	297
Short-term investments, primarily cash equivalents	11	—	—	11
Receivables (payables), net	(4)	—	—	(4)
Total	$689	$196	$(44)	$841
(1)    Maturity dates are 2023-2053.
(2)    Maturity dates are 2023-2062.
(3)    Maturity dates are 2023-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Proceeds from sales	$138	$155	$294	$397
Gross realized gains	6	3	8	14
Gross realized losses	(3)	(7)	(6)	(11)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units was $523 million at June 30, 2023 and is based on a cost study prepared in 2020 that is pending CPUC approval, which SDG&E expects to receive in 2023.

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
At June 30, 2023, loss contingency accruals for legal matters, including associated legal fees and regulatory matters related to the Leak, that are probable and estimable were $222 million for Sempra, including $6 million for SDG&E and $142 million for SoCalGas. Amounts for Sempra and SoCalGas include $126 million for matters related to the Leak, which we discuss below.
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
The Individual Plaintiffs’ cases were coordinated before a single court in the LA Superior Court for pretrial management under a consolidated master complaint filed in November 2017. The consolidated master complaint asserts causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment, loss of consortium and wrongful death against SoCalGas and Sempra. The consolidated master complaint seeks compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, injunctive relief, costs of future medical monitoring, civil penalties, and attorneys’ fees. In July 2023, the LA Superior Court issued an order to 243 Remaining Individual Plaintiffs who did not respond to discovery requests to show why their cases should not be dismissed.
In addition, as of July 31, 2023, new lawsuits on behalf of approximately 388 new plaintiffs have been filed against SoCalGas and Sempra since the September 2021 settlement. These cases are being joined in the same coordinated proceeding in the LA Superior Court under the consolidated master complaint.
Four shareholder derivative actions were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra and/or SoCalGas. Three of the four shareholder derivative actions that were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra and/or SoCalGas were joined in an Amended Consolidated Shareholder Derivative Complaint filed in the same coordinated proceeding in the LA Superior Court, which was dismissed with prejudice in January 2021, and in June 2023, the Court of Appeal affirmed the dismissal. Plaintiffs have sought review in the California Supreme Court. The LA Superior Court dismissed the remaining fourth action with prejudice in November 2022. The plaintiffs have appealed this dismissal.

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
At June 30, 2023, the Aliso Canyon natural gas storage facility had a net book value of $976 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, or we could incur materially higher than expected operating costs and/or be required to make material additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized.
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
In the three months and six months ended June 30, 2022, SoCalGas recorded total charges of $45 million ($32 million after tax) and $137 million ($98 million after tax), respectively, in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Condensed Consolidated Statements of Operations related to the litigation and regulatory proceedings associated with the Leak.
At June 30, 2023, $126 million is accrued in Reserve for Aliso Canyon Costs and $2 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. These accruals do not include any amounts beyond what has been estimated to resolve the matters that we describe above in “Litigation” and “Regulatory Proceedings,” nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs, in each case to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant.
Sempra Infrastructure
Energía Costa Azul
We describe below certain land disputes and permit challenges affecting our ECA Regas Facility. Certain of these land disputes involve land on which portions of the ECA LNG liquefaction facilities under construction and in development are expected to be situated or on which portions of the ECA Regas Facility that would be necessary for the operation of such ECA LNG liquefaction facilities are situated. One or more unfavorable final decisions on these disputes or challenges could materially adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas

Facility and have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
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
▪In the second case, the initial request for a provisional injunction was denied. That decision was reversed on appeal in January 2020, resulting in the issuance of a new injunction against the permits that were issued by ASEA and SENER. This injunction has uncertain application absent clarification by the court. The claimants petitioned the court to rule that construction of natural gas liquefaction facilities violated the injunction, and in February 2022, the court ruled in favor of the ECA Regas Facility, holding that the natural gas liquefaction activities did not violate the injunction. The claimants appealed this ruling but were not successful. The claimant’s underlying challenge to the permits remains pending.
▪In the third case, a group of residents filed a complaint in June 2021 against various federal and state authorities alleging deficiencies in the public consultation process for the issuance of the permits. The request for an initial injunction was denied. The claimants appealed this ruling but were not successful. The court’s first instance ruling was favorable to the ECA Regas Facility, as the court determined that no harm has been caused to the plaintiffs and dismissed the lawsuit. The claimants appealed and the appellate court’s ruling is pending.
Litigation Related to Regulatory and Other Actions by the Mexican Government
Amendments to Mexico’s Electricity Industry Law. In March 2021, the Mexican government published a decree with amendments to Mexico’s Electricity Industry Law that include some public policy changes, including establishing priority of dispatch for CFE plants over privately owned plants. According to the decree, these amendments were to become effective on March 10, 2021, and SENER, the CRE and Centro Nacional de Control de Energía (Mexico’s National Center for Energy Control) were to have 180 calendar days to modify, as necessary, all resolutions, policies, criteria, manuals and other regulations applicable to the power industry to conform with this decree. However, a Mexican court issued a suspension of the amendments on March 19, 2021. In April 2022, the Mexican Supreme Court resolved an action of unconstitutionality filed by a group of senators against the amended Electricity Industry Law, but the qualified majority of eight votes out of 11 as is required in matters involving constitutionality was not reached and the proceeding was dismissed, which means that the Mexican Supreme Court did not issue a binding precedent and the amended Electricity Industry Law remains in force. Sempra Infrastructure filed three lawsuits against the amendments to the Electricity Industry Law and, in each of them, Sempra Infrastructure obtained a favorable judgment in the lower courts, which were challenged by the CRE. Final resolution is pending. If the proposed amendments are affirmed by the lower courts or by the Mexican Supreme Court (which in these cases would only require a simple majority vote), the CRE may be required to revoke self-supply permits granted under the former electricity law, which were grandfathered when the new Electricity Industry Law was enacted, under a legal standard that is ambiguous and not well defined under the law. If such self-supply permits granted under the former electricity law are revoked, it may result in increased costs for Sempra Infrastructure and for its power consumers, may adversely affect our ability to develop new projects, may result in decreased revenues and cash flows, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Sonora Pipeline – Resolved
Guaymas-El Oro Segment. Sempra Infrastructure’s Sonora natural gas pipeline consists of two segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. In 2015, the Yaqui tribe, with the exception of some members living in the Bácum community, granted its consent and a right-of-way easement agreement for the construction of the Guaymas-El Oro segment of the Sonora natural gas pipeline that crosses its territory. Representatives of the Bácum community filed a legal challenge in Mexican federal court demanding the right to withhold consent for the project, resulting in a suspension order in 2016 that prohibited construction through the Bácum community territory. Because Sempra Infrastructure did not believe the 2016 suspension order prohibited construction in the remainder of the Yaqui territory, construction was completed, and commercial operations began in May 2017.
Following the start of commercial operations, Sempra Infrastructure reported damage to the Guaymas-El Oro segment in the Yaqui territory that has made that section inoperable since August 2017 and, as a result, Sempra Infrastructure declared a force majeure event. In 2017, an appellate court ruled that the scope of the 2016 suspension order encompassed the wider Yaqui territory, which has prevented Sempra Infrastructure from making repairs to put the pipeline back in service. In July 2019, a federal district court ruled in favor of Sempra Infrastructure and held that the Yaqui tribe was properly consulted and that consent from the Yaqui tribe was properly received. Representatives of the Bácum community appealed this decision, causing the suspension order preventing Sempra Infrastructure from repairing the damage to the Guaymas-El Oro segment to remain in place until the appeals process was exhausted. Following a request by the CFE to dismiss the appeal based on the plan to re-route the portion of the pipeline that is in the Yaqui territory, in December 2022, the court of appeals reversed the federal district court’s ruling and ordered the district court to issue a new ruling that takes into account the planned re-routing of the pipeline. In February 2023, the district court issued a new ruling and resolved to dismiss the case, which was not appealed and, in March 2023, the district court declared that the case was definitively concluded.
Other Litigation
RBS Sempra Commodities
Sempra holds an equity method investment in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. In 2015, liquidators filed a claim in the High Court of Justice against RBS (now NatWest Markets plc, our partner in the JV) and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE, a subsidiary of RBS Sempra Commodities. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $57 million in U.S. dollars at June 30, 2023), plus costs and interest. In October 2020, the High Court of Justice assessed costs and interest to be approximately £21 million (approximately $27 million in U.S. dollars at June 30, 2023) as of that date, with interest continuing to accrue. The Defendants appealed and, in May 2021, the Court of Appeal set aside the High Court of Justice’s decision and ordered a retrial. In July 2022, the Supreme Court of the U.K. denied the Liquidating Companies application for permission to appeal the Court of Appeal’s decision. No date has been scheduled for the retrial. J.P. Morgan Chase & Co., which acquired RBS SEE and later sold it to Mercuria Energy Group, Ltd., previously notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and J.P. Morgan Chase & Co. has in turn sought indemnity from Sempra and RBS.

Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra were defendants in personal injury lawsuits brought in state courts throughout the U.S. These cases alleged illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They sought compensatory and punitive damages. As of July 31, 2023, two lawsuits are pending. Additionally, approximately 28,000 proofs of claim were filed, but not discharged, in advance of a December 2015 deadline to file a proof of claim in the EFH bankruptcy proceeding on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. The costs to defend or resolve such claims and the amount of damages that may be incurred could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
SDG&E entered into an energy storage agreement that commenced in the second quarter of 2023 and expires in 2033. SDG&E recorded an operating lease right-of-use asset and operating lease liability of $101 million. Undiscounted lease payments are $9 million in 2023, $13 million in each of 2024 through 2027 and $66 million thereafter.
Leases That Have Not Yet Commenced
SDG&E has entered into four energy storage agreements, of which SDG&E expects one will commence in the second half of 2023, two will commence in 2024 and one will commence in 2025. SDG&E expects the future minimum lease payments to be $1 million in 2023, $32 million in 2024, $41 million in each of 2025 and 2026, $40 million in 2027 and $377 million thereafter until expiration in 2039.
SoCalGas has entered into a fleet vehicle agreement, under which SoCalGas expects leases will commence throughout the second half of 2023 and first quarter of 2024. SoCalGas expects the future minimum lease payments to be $1 million in each of 2024 through 2027 and $6 million thereafter until expiration in 2032.
Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, liquid petroleum gas storage facilities, a rail facility and refined products terminals, which we account for as operating or sales-type leases.

We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales-type leases:
Interest income	$1	$2	$3	$4
Total revenues from sales-type leases(1)	$1	$2	$3	$4

Operating leases:
Fixed lease payments	$76	$70	$156	$140
Variable lease payments	14	3	16	4
Total revenues from operating leases(1)	$90	$73	$172	$144

Depreciation expense	$15	$14	$30	$27
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first six months of 2023 to contractual commitments discussed in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.
Natural Gas Contracts
Sempra Infrastructure’s natural gas contracts and natural gas storage and transportation commitments have increased by approximately $863 million since December 31, 2022, primarily from entering into new storage and transportation contracts in the first six months of 2023. We expect future payments to decrease by $27 million in 2023, and increase by $23 million in 2024, $33 million in each of 2025 and 2026, $30 million in 2027 and $771 million thereafter through expiration in 2059 compared to December 31, 2022.
LNG Purchase Agreement
Sempra Infrastructure has an SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2023 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure. At June 30, 2023, we expect the commitment amount to decrease by $841 million in 2023, $87 million in 2024, $65 million in 2025, $87 million in 2026, $98 million in 2027 and $208 million thereafter (through contract termination in 2029) compared to December 31, 2022, reflecting changes in estimated forward prices since December 31, 2022 and actual transactions for the first six months of 2023. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted as of June 30, 2023, under the agreement are delivered. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the supplier electing to divert cargoes as allowed by the agreement.
ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $48 million for Sempra, $17 million for SDG&E and $13 million for SoCalGas at June 30, 2023.

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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUES
SDG&E	$1,262	$1,399	$2,915	$2,844
SoCalGas	1,467	1,501	5,261	3,494
Sempra Infrastructure	660	689	1,856	1,113
Adjustments and eliminations	(2)	(2)	(1)	—
Intersegment revenues(1)	(52)	(40)	(136)	(84)
Total	$3,335	$3,547	$9,895	$7,367
DEPRECIATION AND AMORTIZATION
SDG&E	$268	$244	$530	$483
SoCalGas	208	188	414	375
Sempra Infrastructure	70	67	139	132
All other	3	2	5	4
Total	$549	$501	$1,088	$994
INTEREST INCOME
SDG&E	$4	$1	$5	$1
SoCalGas	1	1	5	1
Sempra Infrastructure	6	9	21	30
All other	6	4	10	8
Total	$17	$15	$41	$40
INTEREST EXPENSE
SDG&E	$123	$114	$241	$220
SoCalGas	71	45	140	85
Sempra Infrastructure	25	32	120	59
All other	99	81	183	151
Intercompany eliminations	(1)	(1)	(1)	(1)
Total	$317	$271	$683	$514
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$4	$42	$11	$106
SoCalGas	(21)	19	73	103
Sempra Infrastructure	201	70	531	161
All other	(9)	(51)	(64)	44
Total	$175	$80	$551	$414
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$2	$3	$3	$5
Sempra Infrastructure	151	156	282	297
	153	159	285	302
Equity earnings, net of income tax:
Sempra Texas Utilities	160	184	243	346
Sempra Infrastructure	75	32	79	53
	235	216	322	399
Total	$388	$375	$607	$701
(1)    Revenues for reportable segments include intersegment revenues of $5, $28, and $19 for the three months ended June 30, 2023 and $9, $62, and $65 for the six months ended June 30, 2023; $3, $23, and $14 for the three months ended June 30, 2022 and $7, $49, and $28 for the six months ended June 30, 2022 for SDG&E, SoCalGas, and Sempra Infrastructure, respectively.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$184	$176	$442	$410
SoCalGas	155	87	515	421
Sempra Texas Utilities	160	186	243	348
Sempra Infrastructure	208	183	523	278
All other	(104)	(73)	(151)	(286)
Total	$603	$559	$1,572	$1,171
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E			$1,239	$1,090
SoCalGas			961	931
Sempra Infrastructure			2,078	336
All other			4	4
Total			$4,282	$2,361

			June 30, 2023	December 31, 2022
ASSETS
SDG&E			$27,786	$26,422
SoCalGas			22,591	22,346
Sempra Texas Utilities			13,988	13,781
Sempra Infrastructure			17,610	15,760
All other			1,773	1,376
Intersegment receivables			(1,021)	(1,111)
Total			$82,727	$78,574
EQUITY METHOD INVESTMENTS
Sempra Texas Utilities			$13,979	$13,772
Sempra Infrastructure			2,036	1,905
Total			$16,015	$15,677

NOTE 12. SUBSEQUENT EVENT
SEMPRA COMMON STOCK SPLIT IN THE FORM OF A STOCK DIVIDEND
On August 2, 2023, Sempra’s board of directors declared a two-for-one split of Sempra’s common stock in the form of a 100% stock dividend for shareholders of record at the close of business on August 14, 2023. Each shareholder of record will receive one additional share of Sempra common stock for every then-held share of Sempra common stock, to be distributed after the close of trading on August 21, 2023. We expect Sempra’s common stock will begin trading on a post-split basis effective August 22, 2023. Sempra’s common stock will continue to have no par value with 1,125,000,000 authorized shares.

The following represents the unaudited pro forma effect of the two-for-one stock split as if it had been effective for all periods presented:

PRO FORMA EARNINGS PER COMMON SHARE COMPUTATIONS ON A POST-SPLIT BASIS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Earnings attributable to common shares	$603	$559	$1,572	$1,171

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	630,014	629,691	629,926	631,190
Dilutive effect of stock options and RSUs	2,107	2,044	2,259	2,104
Weighted-average common shares outstanding for diluted EPS	632,121	631,735	632,185	633,294

EPS:
Basic	$0.96	$0.89	$2.50	$1.86
Diluted	$0.95	$0.89	$2.49	$1.85
(1)    Includes 710 and 798 fully vested RSUs held in our Deferred Compensation Plan for the three months ended June 30, 2023 and 2022, respectively, and 716 and 806 of such RSUs for the six months ended June 30, 2023 and 2022, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.

Upon the distribution date for the stock dividend, all historical shares and per share information related to issued and outstanding common stock and outstanding equity awards exercisable into common stock will be retroactively adjusted to reflect the stock split in future financial statements.

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

OVERALL RESULTS OF OPERATIONS OF SEMPRA
Sempra’s overall results of operations for the three months (Q2) and six months (YTD) ended June 30, 2023 and 2022 were as follows:

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

SEMPRA EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
SDG&E	$184	$176	$442	$410
SoCalGas	155	87	515	421
Sempra Texas Utilities	160	186	243	348
Sempra Infrastructure	208	183	523	278
Parent and other(1)	(104)	(73)	(151)	(286)
Earnings attributable to common shares	$603	$559	$1,572	$1,171
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.

SDG&E
The increase in earnings of $8 million (5%) in the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
▪$11 million higher CPUC base operating margin, net of operating expenses and $6 million from lower authorized cost of capital; and
▪$6 million higher net regulatory interest income; offset by
▪$6 million higher net interest expense.
The increase in earnings of $32 million (8%) in the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
▪$27 million higher CPUC base operating margin, net of operating expenses and $12 million from lower authorized cost of capital;

▪$12 million higher net regulatory interest income; and
▪$10 million lower income tax expense primarily from flow-through items and lower associated regulatory revenues in 2022; offset by
▪$14 million higher net interest expense.
SoCalGas
The increase in earnings of $68 million in the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
▪$32 million charge in 2022 relating to litigation pertaining to the Leak;
▪$28 million higher income tax benefits primarily from flow-through items, which includes $25 million related to income tax benefits in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures;
▪$21 million regulatory awards approved by the CPUC in 2023; and
▪$5 million higher net regulatory interest income; offset by
▪$19 million higher net interest expense.
The increase in earnings of $94 million (22%) in the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
▪$98 million charge in 2022 relating to litigation pertaining to the Leak;
▪$17 million higher income tax benefits primarily from flow-through items, which includes $25 million related to income tax benefits in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures;
▪$13 million higher regulatory awards approved by the CPUC;
▪$11 million higher net regulatory interest income; and
▪$10 million in penalties in 2022 related to energy efficiency and advocacy OSCs; offset by
▪$37 million higher net interest expense; and
▪$12 million lower CPUC base operating margin, net of operating expenses and $12 million from lower authorized cost of capital.
Sempra Texas Utilities
The decrease in earnings of $26 million (14%) in the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to lower equity earnings from Oncor Holdings driven by:
▪higher interest expense and depreciation expense attributable to invested capital; and
▪higher O&M; offset by
▪higher revenues attributable to updates to transmission billing factors, new base rates implemented in May 2023 and customer growth, offset by lower revenues from decreased customer consumption primarily attributable to weather.
The decrease in earnings of $105 million (30%) in the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to lower equity earnings from Oncor Holdings driven by:
▪write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review;
▪higher interest expense and depreciation expense attributable to invested capital; and
▪higher O&M; offset by
▪higher revenues attributable to updates to transmission billing factors, new base rates implemented in May 2023 and customer growth, offset by lower revenues from decreased customer consumption primarily attributable to weather.
Sempra Infrastructure
The increase in earnings of $25 million (14%) in the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
▪$125 million from asset and supply optimization driven by unrealized gains in 2023 compared to unrealized losses in 2022 on commodity derivatives due to changes in natural gas prices, offset by lower LNG diversion fees; and
▪$64 million from the transportation business driven by higher equity earnings and revenues, including the cumulative impact of new tariffs going into effect for certain pipelines in Mexico; offset by
▪$119 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of a $136 million unfavorable impact in 2023 compared to a $17 million unfavorable impact in 2022;

▪$121 million earnings attributable to NCI in 2023 compared to $88 million earnings attributable to NCI in 2022 primarily due to an increase in SI Partners’ net income and from the sale of a 10% NCI in SI Partners to ADIA in June 2022; and
▪$18 million from the LNG business driven by higher development costs and certain non-capitalized expenses from projects under construction.
The increase in earnings of $245 million in the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
▪$607 million from asset and supply optimization driven by unrealized gains in 2023 compared to unrealized losses in 2022 on commodity derivatives due to changes in natural gas prices and higher LNG diversion revenues; and
▪$85 million from the transportation business driven by higher equity earnings and revenues, including the cumulative impact of new tariffs going into effect for certain pipelines in Mexico and a customer’s early termination of firm transportation agreements; offset by
▪$313 million earnings attributable to NCI in 2023 compared to $122 million earnings attributable to NCI in 2022 primarily due to an increase in SI Partners’ net income and from the sale of a 10% NCI in SI Partners to ADIA in June 2022;
▪$183 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of a $296 million unfavorable impact in 2023 compared to a $113 million unfavorable impact in 2022; and
▪$51 million higher net interest expense, including $27 million net unrealized losses in 2023 on a contingent interest rate swap related to the PA LNG Phase 1 project and higher interest expense on committed lines of credit.
Parent and Other
The increase in losses of $31 million (42%) in the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
▪$30 million income tax benefit in 2022 from changes to a valuation allowance against certain tax credit carryforwards;
▪$17 million higher income tax expense from the interim period application of an annual forecasted consolidated ETR; and
▪$11 million higher net interest expense; offset by
▪$1 million net investment gains in 2023 compared to $20 million net investment losses in 2022 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations.
The decrease in losses of $135 million (47%) in the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
▪$120 million deferred income tax expense in 2022 associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries;
▪$8 million net investment gains in 2023 compared to $37 million net investment losses in 2022 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations; and
▪$7 million higher income tax benefit from the interim period application of an annual forecasted consolidated ETR; offset by
▪$30 million income tax benefit in 2022 from changes to a valuation allowance against certain tax credit carryforwards; and
▪$21 million higher net interest expense.

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
▪SoCalGas and SDG&E to recover certain program expenditures and other costs authorized by the CPUC, herein referred to as “refundable programs.”
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
SoCalGas’ and SDG&E’s revenues are decoupled from, or not tied to, actual sales volumes. SoCalGas recognizes annual authorized revenue for natural gas customers using seasonal factors established in applicable proceedings, resulting in a significant portion of SoCalGas’ earnings being recognized in the first and fourth quarters of each year. SDG&E’s authorized revenue recognition is also impacted by seasonal factors, resulting in higher earnings in the third quarter when electric loads are typically higher than in the other three quarters of the year. We discuss this decoupling mechanism and its effects further in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.
The table below summarizes utilities revenues and cost of sales.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Natural gas revenues:
SoCalGas	$1,467	$1,501	$5,261	$3,494
SDG&E	204	207	826	532
Sempra Infrastructure	19	20	49	48
Eliminations and adjustments	(30)	(24)	(64)	(50)
Total	1,660	1,704	6,072	4,024
Electric revenues:
SDG&E	1,058	1,192	2,089	2,312
Eliminations and adjustments	(4)	(3)	(8)	(6)
Total	1,054	1,189	2,081	2,306
Total utilities revenues	$2,714	$2,893	$8,153	$6,330
Cost of natural gas(1):
SoCalGas	$284	$459	$2,631	$1,136
SDG&E	38	69	417	195
Sempra Infrastructure	2	5	1	14
Eliminations and adjustments	(13)	(5)	(55)	(15)
Total	311	528	2,994	1,330
Cost of electric fuel and purchased power(1):
SDG&E	107	269	242	490
Eliminations and adjustments	(19)	(18)	(40)	(34)
Total	88	251	202	456
Total utilities cost of sales	$399	$779	$3,196	$1,786
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

SEMPRA CALIFORNIA AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
SoCalGas	$4.31	$7.63	$13.88	$7.11
SDG&E	3.69	7.84	13.38	7.16
In the three months ended June 30, 2023, our natural gas revenues decreased by $44 million (3%) remaining at $1.7 billion compared to the same period in 2022 primarily due to:
▪$34 million decrease at SoCalGas, which included:
◦$175 million decrease in cost of natural gas sold, which we discuss below, and
◦$26 million lower regulatory revenues in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, which are offset in income tax expense, offset by
◦$90 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$29 million regulatory awards approved by the CPUC in 2023,
◦$25 million higher CPUC-authorized revenues, and
◦$13 million higher non-service components of net periodic benefit cost, which fully offsets in other income (expense), net; and
▪$3 million decrease at SDG&E, which included:
◦$31 million decrease in cost of natural gas sold, which we discuss below, offset by
◦$14 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M, and
◦$6 million higher revenues from balanced capital projects.
In the three months ended June 30, 2023, our cost of natural gas decreased by $217 million (41%) to $311 million compared to the same period in 2022 primarily due to:
▪$175 million decrease at SoCalGas, including $220 million from lower average natural gas prices, offset by $45 million from higher volumes driven by weather; and
▪$31 million decrease at SDG&E, including $43 million from lower average natural gas prices, offset by $12 million from higher volumes driven by weather.
In the six months ended June 30, 2023, our natural gas revenues increased by $2.0 billion to $6.1 billion compared to the same period in 2022 primarily due to:
▪$1.8 billion increase at SoCalGas, which included:
◦$1.5 billion increase in cost of natural gas sold, which we discuss below,
◦$141 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$38 million cost in 2023 compared to a $26 million credit in 2022 for the non-service components of net periodic benefit cost, which fully offsets in other income (expense), net,
◦$43 million higher CPUC-authorized revenues,
◦$26 million higher franchise fee revenues, and
◦$18 million higher regulatory awards approved by the CPUC, offset by
◦$26 million lower regulatory revenues in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, which are offset in income tax expense; and
▪$294 million increase at SDG&E, which included:
◦$222 million increase in cost of natural gas sold, which we discuss below,
◦$30 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M, and
◦$24 million higher revenues from balanced capital projects.
In the six months ended June 30, 2023, our cost of natural gas increased by $1.7 billion to $3.0 billion compared to the same period in 2022 primarily due to:
▪$1.5 billion increase at SoCalGas, including $1.3 billion from higher average natural gas prices and $213 million from higher volumes driven by weather; and
▪$222 million increase at SDG&E, including $194 million from higher average natural gas prices and $28 million from higher volumes driven by weather.

Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended June 30, 2023, our electric revenues, substantially all of which are at SDG&E, decreased by $135 million (11%) to $1.1 billion compared to the same period in 2022 primarily due to:
▪$162 million lower cost of electric fuel and purchased power, which we discuss below; and
▪$44 million in 2023 from the recognition of investment tax credits from standalone energy storage projects, offset in income tax expense; offset by
▪$14 million higher CPUC-authorized revenues;
▪$12 million higher revenues from balanced capital projects;
▪$11 million higher revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account; and
▪$8 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M.
Our utility cost of electric fuel and purchased power includes utility-owned generation, power purchased from third parties, and net power purchases and sales to the California ISO. In the three months ended June 30, 2023, the cost of electric fuel and purchased power decreased by $163 million to $88 million compared to the same period in 2022 primarily due to a $162 million decrease at SDG&E, which included:
▪$84 million lower purchased power from, net of higher excess capacity sales to, third parties;
▪$45 million higher sales to the California ISO due to higher market prices; and
▪$30 million lower utility-owned generation costs.
In the six months ended June 30, 2023, our electric revenues, substantially all of which are at SDG&E, decreased by $225 million (10%) to $2.1 billion compared to the same period in 2022 primarily due to:
▪$248 million lower cost of electric fuel and purchased power, which we discuss below; and
▪$102 million in 2023 from the recognition of investment tax credits from standalone energy storage projects, offset in income tax expense; offset by
▪$40 million higher revenues from balanced capital projects;
▪$23 million higher CPUC-authorized revenues;
▪$6 million cost in 2023 compared to a $7 million credit in 2022 for the non-service components of net periodic benefit cost, which fully offsets in other income (expense), net;
▪$11 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M;
▪$9 million higher revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account; and
▪$7 million higher revenues from transmission operations.
In the six months ended June 30, 2023, the cost of electric fuel and purchased power decreased by $254 million to $202 million compared to the same period in 2022 primarily due to a $248 million decrease at SDG&E, which included:
▪$142 million higher sales to the California ISO due to higher market prices;
▪$100 million lower purchased power from, net of higher excess capacity sales to, third parties; and
▪$59 million higher realized gains on fixed-price natural gas derivative contracts, which are entered into to hedge the cost of electric fuel; offset by
▪$42 million higher purchased power from the California ISO due to higher market prices, net of lower customer demand from departing load now served by CCAs.

Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Sempra Infrastructure	$641	$669	$1,807	$1,065
Parent and other(1)	(20)	(15)	(65)	(28)
Total revenues	$621	$654	$1,742	$1,037
Cost of sales(2):
Sempra Infrastructure	$81	$289	$274	$424
Total cost of sales	$81	$289	$274	$424
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2023, revenues from our energy-related businesses decreased by $33 million (5%) to $621 million compared to the same period in 2022 primarily due to:
▪$44 million lower revenues from TdM mainly due to lower power prices and lower volumes from scheduled major maintenance completed in April 2023; offset by
▪$17 million increase in revenues from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$141 million primarily driven by $199 million unrealized gains in 2023 compared to $19 million unrealized losses in 2022 on commodity derivatives, offset by $86 million from lower natural gas prices and volumes, offset by
◦$71 million lower LNG sales, and
◦$44 million primarily from lower LNG diversion fees.
In the three months ended June 30, 2023, the cost of sales for our energy-related businesses decreased by $208 million to $81 million compared to the same period in 2022 primarily due to:
▪$177 million driven by lower natural gas and LNG purchases related to asset and supply optimization; and
▪$34 million at TdM driven by lower prices and lower volumes from scheduled major maintenance completed in April 2023.
In the six months ended June 30, 2023, revenues from our energy-related businesses increased by $705 million to $1.7 billion compared to the same period in 2022 primarily due to:
▪$700 million increase in revenues from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$731 million primarily driven by $617 million unrealized gains in 2023 compared to $107 million unrealized losses in 2022 on commodity derivatives and $41 million from higher volumes and natural gas prices, and
◦$40 million primarily from higher LNG diversion fees, offset by
◦$71 million lower LNG sales; and
▪$36 million higher transportation revenues driven by a customer’s early termination of firm transportation agreements.
In the six months ended June 30, 2023, the cost of sales for our energy-related businesses decreased by $150 million (35%) to $274 million compared to the same period in 2022 primarily due to:
▪$204 million decrease driven by lower natural gas and LNG purchases, net of higher natural gas prices, related to asset and supply optimization; offset by
▪$52 million increase at TdM driven by higher prices offset by lower volumes from scheduled major maintenance completed in April 2023.
Operation and Maintenance
In the three months ended June 30, 2023, O&M increased by $204 million (18%) to $1.4 billion compared to the same period in 2022 primarily due to:
▪$110 million increase at SoCalGas due to:
◦$90 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and

◦$20 million higher non-refundable operating costs;
▪$54 million increase at SDG&E due to:
◦$32 million higher non-refundable operating costs, and
◦$22 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue; and
▪$31 million increase at Sempra Infrastructure, primarily due to:
◦$19 million higher development costs and certain non-capitalized expenses from projects under construction, and
◦$8 million higher operating costs at TdM primarily from higher purchased materials and services due to scheduled major maintenance completed in April 2023.
In the six months ended June 30, 2023, O&M increased by $327 million (15%) to $2.6 billion compared to the same period in 2022 primarily due to:
▪$184 million increase at SoCalGas due to:
◦$141 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$43 million higher non-refundable operating costs;
▪$84 million increase at SDG&E due to:
◦$43 million higher non-refundable operating costs, and
◦$41 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue; and
▪$60 million increase at Sempra Infrastructure due to:
◦$31 million higher development costs and certain non-capitalized expenses from projects under construction,
◦$12 million higher operating cost due to remeasurement of operating leases at the refined products terminals in 2022, and
◦$10 million higher purchased services.
Aliso Canyon Litigation and Regulatory Matters
In the three months and six months ended June 30, 2022, SoCalGas recorded charges of $45 million and $137 million, respectively, relating to litigation pertaining to the Leak.
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
Other income, net, in the three months ended June 30, 2023 was $31 million compared to other expense, net, of $1 million in the same period in 2022 primarily due to:
▪$5 million net investment gains in 2023 compared to $34 million investment losses in 2022 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations; and
▪$15 million higher net interest income on regulatory balancing accounts at SDG&E and SoCalGas; offset by
▪$17 million higher non-service components of net periodic benefit cost.
In the six months ended June 30, 2023, other income, net, increased by $35 million to $72 million compared to the same period in 2022 primarily due to:
▪$17 million net investment gains in 2023 compared to $47 million investment losses in 2022 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations;
▪$32 million higher net interest income on regulatory balancing accounts at SDG&E and SoCalGas; and
▪$8 million net gains in 2023 compared to $17 million net losses in 2022 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions, including:
◦$4 million gains in 2023 compared to $11 million losses in 2022 on other foreign currency transactional effects, and
◦$11 million foreign currency losses in 2022 on a Mexican peso-denominated loan to IMG, which is fully offset in equity earnings; and
▪$10 million in penalties at SoCalGas in 2022 related to energy efficiency and advocacy OSCs; offset by
▪$51 million cost in 2023 compared to a $32 million credit in 2022 for the non-service components of net periodic benefit cost.

Interest Expense
In the three months ended June 30, 2023, interest expense increased by $46 million (17%) to $317 million compared to the same period in 2022 primarily due to:
▪$26 million at SoCalGas from higher debt balances from debt issuances;
▪$18 million at Parent and other from higher interest rates and borrowings on commercial paper; and
▪$9 million at SDG&E primarily from higher debt balances from debt issuances.
In the six months ended June 30, 2023, interest expense increased by $169 million (33%) to $683 million compared to the same period in 2022 primarily due to:
▪$61 million at Sempra Infrastructure primarily due to:
◦$47 million interest expense in 2023 comprised of $33 million net unrealized losses and a $14 million settlement on a contingent interest rate swap related to the PA LNG Phase 1 project that we discuss in Note 7 of the Condensed Consolidated Financial Statements, and
◦$44 million higher interest rates and borrowings on committed lines of credit, offset by
◦$26 million higher net capitalized interest from projects under construction; and
▪$55 million at SoCalGas from higher debt balances from debt issuances and higher interest rates;
▪$32 million at Parent and other from higher interest rates and borrowings on commercial paper and higher debt balances from debt issuances; and
▪$21 million at SDG&E primarily from higher debt balances from debt issuances.
Income Taxes
The table below shows the income tax expense and ETRs for Sempra, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sempra:
Income tax expense	$175	$80	$551	$414

Income before income taxes and equity earnings	$523	$364	$1,852	$1,029
Equity earnings, before income tax(1)	153	159	285	302
Pretax income	$676	$523	$2,137	$1,331

Effective income tax rate	26%	15%	26%	31%
SDG&E:
Income tax expense	$4	$42	$11	$106
Income before income taxes	$188	$218	$453	$516
Effective income tax rate	2%	19%	2%	21%
SoCalGas:
Income tax (benefit) expense	$(21)	$19	$73	$103
Income before income taxes	$135	$107	$589	$525
Effective income tax rate	(16)%	18%	12%	20%
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
On April 14, 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. As a result of this Revenue Procedure, SoCalGas updated its assessment of prior years’ unrecognized income tax benefits and, in the three months and six months ended June 30, 2023, recorded an income tax benefit of $43 million for previously unrecognized income tax benefits pertaining to gas repairs expenditures. SoCalGas recorded an associated regulatory liability for the portion that will benefit customers in the future. We are assessing the potential future impacts of this Revenue Procedure.
Sempra
In the three months ended June 30, 2023, Sempra’s income tax expense increased by $95 million compared to the same period in 2022 primarily due to:
▪$117 million income tax expense in 2023 compared to $14 million income tax expense in 2022 from foreign currency and inflation effects on our monetary positions in Mexico;
▪$30 million income tax benefit in 2022 from changes to a valuation allowance against certain tax credit carryforwards; and
▪higher pretax income; offset by
▪$43 million income tax benefits in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures; and
▪income tax benefit in 2023 from the recognition of investment tax credits from standalone energy storage projects.

In the six months ended June 30, 2023, Sempra’s income tax expense increased by $137 million (33%) compared to the same period in 2022 primarily due to:
▪$252 million income tax expense in 2023 compared to $84 million income tax expense in 2022 from foreign currency and inflation effects on our monetary positions in Mexico;
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
▪$43 million income tax benefits in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures; and
▪income tax benefit in 2023 from the recognition of investment tax credits from standalone energy storage projects.

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
SDG&E
In the three months and six months ended June 30, 2023, SDG&E’s income tax expense decreased by $38 million and $95 million, respectively, compared to the same periods in 2022 primarily due to an income tax benefit in 2023 from the recognition of investment tax credits from standalone energy storage projects and lower pretax income.
SoCalGas
In the three months ended June 30, 2023, SoCalGas’ income tax benefit compared to income tax expense in the same period in 2022 was primarily due to the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures.
In the six months ended June 30, 2023, SoCalGas’ income tax expense decreased by $30 million (29%) compared to the same period in 2022 primarily due to the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, offset by higher pretax income.
Equity Earnings
In the three months ended June 30, 2023, equity earnings increased by $13 million (3%) to $388 million compared to the same period in 2022 primarily due to:
▪$60 million higher equity earnings at TAG due to higher revenues, including the cumulative impact of new tariffs going into effect, offset by higher income tax expense; offset by
▪$24 million lower equity earnings at Oncor Holdings driven by:
◦higher interest expense and depreciation expense attributable to invested capital, and
◦higher O&M, offset by

◦higher revenues attributable to updates to transmission billing factors, new base rates implemented in May 2023 and customer growth, offset by lower revenues from decreased customer consumption primarily attributable to weather; and
▪$17 million lower equity earnings at IMG due to higher income tax expense and interest expense.
In the six months ended June 30, 2023, equity earnings decreased by $94 million (13%) to $607 million compared to the same period in 2022 primarily due to:
▪$103 million lower equity earnings at Oncor Holdings driven by:
◦write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review,
◦higher interest expense and depreciation expense attributable to invested capital, and
◦higher O&M, offset by
◦higher revenues attributable to updates to transmission billing factors, new base rates implemented in May 2023 and customer growth, offset by lower revenues from decreased customer consumption primarily attributable to weather; and
▪$34 million lower equity earnings at IMG due to higher income tax expense, foreign currency effects, including $11 million foreign currency gains in 2022 on IMG’s Mexican peso-denominated loans from its JV owners, which is fully offset in other income (expense), net and interest expense; offset by
▪$60 million higher equity earnings at TAG due to higher revenues, including the cumulative impact of new tariffs going into effect, offset by higher income tax expense.
Earnings Attributable to Noncontrolling Interests
In the three months ended June 30, 2023, earnings attributable to NCI increased by $33 million (38%) to $121 million compared to the same period in 2022 primarily due to:
▪$27 million increase as a result of a decrease in our ownership interest in SI Partners and SI Partners subsidiaries; and
▪$6 million increase due to an increase in SI Partners’ net income.
In the six months ended June 30, 2023, earnings attributable to NCI increased by $191 million to $313 million compared to the same period in 2022 primarily due to:
▪$100 million increase due to an increase in SI Partners’ net income; and
▪$91 million increase as a result of a decrease in our ownership interest in SI Partners and SI Partners subsidiaries.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months and six months ended June 30, 2023, the change in our earnings as a result of foreign currency translation rates was $1 million and $2 million higher, respectively, compared to the same periods in 2022.

Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended June 30,
	2023	2022	2023	2022
Other income (expense), net	$31	$(1)	$2	$(4)
Income tax expense	(175)	(80)	(117)	(14)
Equity earnings	388	375	(20)	—
Net income	736	659	(135)	(18)
Earnings attributable to noncontrolling interests	(121)	(88)	42	2
Earnings attributable to common shares	603	559	(93)	(16)

	Six months ended June 30,
	2023	2022	2023	2022
Other income (expense), net	$72	$37	$8	$(17)
Income tax expense	(551)	(414)	(252)	(84)
Equity earnings	607	701	(51)	(12)
Net income	1,908	1,316	(295)	(113)
Earnings attributable to noncontrolling interests	(313)	(122)	93	22
Earnings attributable to common shares	1,572	1,171	(202)	(91)

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
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. Sempra, SDG&E and SoCalGas each have five-year credit agreements expiring in 2027 and Sempra Infrastructure has a three-year credit agreement expiring in 2024, committed lines of credit expiring in 2023, 2024 and 2030, and an uncommitted revolving credit facility expiring in 2024.

AVAILABLE FUNDS AT JUNE 30, 2023
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$1,077	$332	$1
Available unused credit(2)	7,566	1,500	962
(1)    Amounts at Sempra include $90 held in non-U.S. jurisdictions. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding and any letters of credit outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper, lines of credit and a term loan were our primary sources of short-term debt funding in the first six months of 2023.
We discuss our short-term debt activities in Note 6 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first six months of 2023 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
SDG&E 5.35% first mortgage bonds	$800	2053
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	133	2025
Sempra Infrastructure variable rate notes (PA LNG Phase 1 project)	228	2030
SoCalGas 5.20% first mortgage bonds	500	2033
SoCalGas 5.75% first mortgage bonds	500	2053
Sempra 5.40% senior unsecured notes	550	2026
Sempra 5.50% senior unsecured notes	700	2033

Payments:	Payments	Maturity
SoCalGas senior unsecured variable rate notes	$300	2023
Sempra Infrastructure 6.3% notes (4.124% after cross-currency swap)	208	2023
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first six months of 2023.

CREDIT RATINGS AT JUNE 30, 2023

	Sempra	SDG&E	SoCalGas
Moody’s	Baa2 with a stable outlook	A3 with a stable outlook	A2 with a stable outlook
S&P	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a negative outlook
Fitch	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook
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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at June 30, 2023.
Loans to/from Affiliates
At June 30, 2023, Sempra had $287 million in loans due to unconsolidated affiliates.
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
Sempra California
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance and liquidity will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by legislators, litigation and the changing energy marketplace, as well as other matters described in this report. SDG&E and SoCalGas expect that the available unused funds from their credit facilities described above, which also supports their commercial paper programs, cash flows from operations, and other incurrences of debt including issuing debt securities and obtaining term loans will continue to be adequate to fund their respective current operations and planned capital expenditures. SDG&E and SoCalGas manage their capital structures and pay dividends when appropriate and as approved by their respective boards of directors.
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
CPUC Cost of Capital
As we discuss in Note 4 of the Notes to the Condensed Consolidated Financial Statements, the CPUC approved the cost of capital for SDG&E and SoCalGas that became effective on January 1, 2023 and will remain in effect through December 31, 2025, subject to the CCM. The CPUC will open a second phase of this cost of capital proceeding to evaluate the CCM.

The CCM applies in the interim years between required cost of capital applications and considers changes in the cost of capital based on changes in interest rates using the applicable utility bond index published by Moody’s (the CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.000% at the end of the measurement period. The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. For the measurement period that ends on September 30, 2023, SDG&E’s CCM benchmark rate is 4.367% based on Moody’s Baa- utility bond index and SoCalGas’ CCM benchmark rate is 4.074% based on Moody’s A- utility bond index. SDG&E’s and SoCalGas’ average bond index rates for the period from October 1, 2022 through June 30, 2023 were more than 1.000% above their respective CCM benchmark rates. The CCM, if triggered on September 30, 2023, would, subject to regulatory approval, increase the authorized rate of return, including the cost of debt and return on equity, effective January 1, 2024.
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totaled $317 million at June 30, 2023. We describe the Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
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
At June 30, 2023, $126 million is accrued in Reserve for Aliso Canyon Costs and $2 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. These accruals do not include any amounts beyond what has been estimated to resolve the matters that we describe in “Litigation” and “Regulatory Proceedings” nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs, in each case to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant.

An adverse outcome with respect to (i) the litigation we describe under “Litigation,” (ii) the unresolved proceeding pursuant to the SB 380 OII we describe under “Regulatory Proceedings,” (iii) the Leak OII we describe under “Regulatory Proceeding – Subject to an Agreement to Resolve,” if approval of the negotiated settlement is not obtained, or (iv) threatened or other potential litigation related to the Leak, in each case that we discuss in Note 10 of the Notes to the Condensed Consolidated Financial Statements could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
At June 30, 2023, the Aliso Canyon natural gas storage facility had a net book value of $976 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, or we could incur materially higher than expected operating costs and/or be required to make material additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized.
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
Capital Structure and Return on Equity
On April 6, 2023, the PUCT issued a final order in Oncor’s comprehensive base rate review. The final order sets Oncor’s authorized ROE at 9.7%, a decrease from its previously authorized ROE of 9.8%, and maintains Oncor’s authorized regulatory capital structure at 57.5% debt to 42.5% equity. The new rates became effective on May 1, 2023. On June 30, 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by Oncor and certain intervenor parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. The order on rehearing is subject to motions for rehearing and appeals.
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
In the six months ended June 30, 2023, Sempra Infrastructure distributed $252 million to minority shareholders and minority shareholders contributed $729 million to Sempra Infrastructure.

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
Cameron LNG JV previously received major permits and FTA and non-FTA approvals associated with the potential expansion that included up to two additional liquefaction trains and up to two additional full containment LNG storage tanks. The non-FTA approval for the proposed Cameron LNG Phase 2 project includes, among other things, a May 2026 deadline to commence commercial exports, for which we expect to request an extension. In March 2023, the FERC approved Cameron LNG JV’s request to amend the permits to allow the use of electric drives, instead of gas turbine drives, which would reduce overall emissions. The amendment also allows the design to be changed from a two-train gas turbine expansion to a one-train electric drive expansion along with other design enhancements that, together, are expected to result in a more cost-effective and efficient facility, while also reducing overall GHG emissions.
Sempra Infrastructure and the other Cameron LNG JV members, namely affiliates of TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC, a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha, have entered into a non-binding HOA for the potential development of the Cameron LNG Phase 2 project. The non-binding HOA provides a commercial framework for the proposed project, including the contemplated allocation to Sempra Infrastructure of 50.2% of the fourth train production capacity and 25% of the debottlenecking capacity from the project under tolling agreements. The non-binding HOA contemplates the remaining capacity to be allocated equally to the existing Cameron LNG Phase 1 facility customers. Sempra Infrastructure plans to sell the LNG corresponding to its allocated capacity from the proposed Cameron LNG Phase 2 project under long-term SPAs prior to making a final investment decision. The ultimate participation in and offtake by Sempra Infrastructure, TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC remain subject to negotiation and finalization of definitive agreements, among other factors, and the non-binding HOA does not commit any party to enter into definitive agreements with respect to the proposed Cameron LNG Phase 2 project.
Sempra Infrastructure, the other Cameron LNG JV members, and Cameron LNG JV have entered into a Phase 2 Project Development Agreement under which Sempra Infrastructure, subject to certain conditions and ongoing approvals by the Cameron LNG JV board, will manage and lead the Cameron LNG Phase 2 project development work until Cameron LNG JV makes a final investment decision.
In April 2022, Cameron LNG JV, upon the unanimous approval of the Cameron LNG JV board, awarded two FEED contracts, one to Bechtel and the other to a joint venture between JGC America Inc. and Zachry Industrial Inc.
In connection with the execution of the Phase 2 Project Development Agreement and the award of the FEED contracts, the Cameron LNG JV board unanimously approved an expansion development budget to fund, subject to the terms of the Phase 2 Project Development Agreement, development work to prepare for a potential final investment decision.
In July 2023, Cameron LNG JV informed Bechtel that it has been selected to perform additional value engineering work on the proposed Cameron LNG Phase 2 project, which we expect will continue through the fall of 2023. The parties are negotiating the terms and conditions of a definitive EPC contract for the project. The current arrangement with Bechtel does not commit any party to enter into a definitive EPC contract or to otherwise participate in the project.
Cameron LNG JV has entered into a non-binding MOU with Entergy Louisiana, LLC, a subsidiary of Entergy Corporation, to negotiate the terms and conditions for a new electric service agreement intended to reduce Cameron LNG JV’s scope 2 emissions from the electricity it purchases from Entergy Louisiana, LLC. The non-binding MOU sets forth a framework for Entergy Louisiana, LLC and Cameron LNG JV to finalize and sign a minimum 20-year agreement for the procurement of new renewable generation resources in Louisiana, subject to the ultimate approval of the Louisiana Public Service Commission and Cameron LNG JV. The ultimate arrangement between Cameron LNG JV and Entergy Louisiana, LLC remains subject to negotiation and finalization of definitive agreements, among other factors, and the non-binding MOU does not commit any party to enter into definitive agreements with respect to the proposed electric services agreement.
Sempra Infrastructure has entered into a non-binding HOA for the negotiation and potential finalization of a definitive 20-year SPA with ORLEN for 2 Mtpa of LNG offtake from the proposed Cameron LNG Phase 2 project. The ultimate participation in and offtake from the proposed project remains subject to negotiation and finalization of a definitive agreement, among other factors, and the non-binding HOA does not commit any party to enter into a definitive agreement with respect to the proposed project. Sempra Infrastructure also entered into a non-binding HOA with Williams for the negotiation of potential LNG offtake from, and feed gas supply to, the PA LNG Phase 2 project and Cameron LNG Phase 2 project that are under development, as well as a potential strategic JV related to the existing Cameron Interstate Pipeline and the proposed Port Arthur Pipeline Louisiana Connector. The term of this non-binding HOA ended in March 2023.
Expansion of the Cameron LNG Phase 1 facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, scope restrictions on expansion of the project unless appropriate prior consent is obtained from the existing project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Working under the framework established in the Phase 2 Project Development Agreement, Sempra Infrastructure and the other Cameron LNG JV members are investing additional time upfront to reduce construction risk and project costs and better optimize the construction schedule. We expect this process to continue through the fall of 2023 and expect to be in a position to make a final investment decision in 2024, subject to executing an EPC contract, securing project financing, and extending the commercial export deadline under the project’s non-FTA approval. The timing of when or if Cameron LNG JV will receive approval from the existing project lenders to conduct the expansion under its financing agreements is uncertain, and there is no assurance that Sempra Infrastructure will complete the necessary development work, sufficiently reduce construction risks and project costs, or that the Cameron LNG JV members will unanimously agree in a timely manner or at all on making a final investment decision, which, if not accomplished, would materially and adversely impact the development of the Cameron LNG Phase 2 project.
Development of the proposed Cameron LNG Phase 2 project is subject to numerous risks and uncertainties, including securing binding customer commitments; reaching unanimous agreement with our partners to proceed; obtaining, modifying and maintaining permits and regulatory approvals; sufficiently reducing construction risks and project costs; securing certain consents under the existing financing agreements and obtaining sufficient new financing; negotiating, completing and maintaining suitable commercial agreements, including definitive EPC, tolling and governance agreements; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025 for an aggregate principal amount of up to $1.3 billion, of which $708 million was outstanding at June 30, 2023. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project. We discuss the details of this loan in Note 6 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
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
We have non-binding MOUs and/or HOAs with Mitsui & Co., Ltd., TotalEnergies SE, and ConocoPhillips that provide a framework for their potential offtake of LNG from the proposed ECA LNG Phase 2 project and potential acquisition of an equity interest in ECA LNG Phase 2. The ultimate participation in and offtake by these parties remains subject to negotiation and finalization of definitive agreements, among other factors, and the non-binding MOUs and/or HOAs do not commit any party to enter into definitive agreements with respect to the proposed ECA LNG Phase 2 project.
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
In April 2019, the FERC approved the siting, construction and operation of the PA LNG Phase 1 project facilities, along with certain natural gas pipelines, including the Port Arthur Pipeline Louisiana Connector and Texas Connector, that could be used to supply feed gas to the liquefaction facility when the project is completed. Sempra Infrastructure received authorizations from the DOE in August 2015 and May 2019 that collectively permit the LNG to be produced from the PA LNG Phase 1 project to be exported to all current and future FTA and non-FTA countries. In June 2023, Port Arthur LNG submitted an amendment to its FERC order requesting authorization to increase its work force and implement a 24-hours-per-day construction schedule in order to further enhance construction efficiency while minimizing temporal impacts to the community and environment in the vicinity of the project. If approved, the amendment would also provide the EPC contractor with more optionality to meet or exceed the project’s construction schedule, subject to the timing of FERC approval of the amendment.
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
In February 2020, we entered into an EPC contract, as amended and restated in October 2022, with Bechtel for the PA LNG Phase 1 project. In March 2023, we issued a final notice to proceed under the EPC contract, which has an estimated price of approximately $10.7 billion after change orders. We estimate the capital expenditures for the PA LNG Phase 1 project will be approximately $13 billion including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates.
As we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements, in March 2023, an indirect subsidiary of SI Partners completed the sale of an indirect 30% NCI in the PA LNG Phase 1 project to an affiliate of ConocoPhillips for aggregate cash consideration of approximately $265 million, subject to customary post-closing adjustments. We used the proceeds from this sale for capital expenditures and other general corporate purposes. In connection with this sale, both SI Partners and

ConocoPhillips provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee.
In March 2023, an indirect subsidiary of SI Partners entered into an agreement for the sale to KKR Denali of an indirect interest in the PA LNG Phase 1 project. KKR Denali intends to acquire a 42% indirect interest in the PA LNG Phase 1 project for approximately $108 million, plus its pro rata equity share of development costs incurred prior to the closing that exceed $439 million, subject to customary post-closing adjustments. We are targeting the closing of the sale of NCI to KKR Denali in the third quarter of 2023, subject to regulatory approvals and other closing conditions. If the closing conditions are satisfied and KKR Denali fails to complete the closing, then KKR Denali must pay a termination fee of $130 million.
Upon closing of the sale of NCI to KKR Denali, Sempra would hold an indirect interest in the PA LNG Phase 1 project of 19.6%.
As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, in March 2023, Port Arthur LNG entered into a seven-year term loan facility agreement with a syndicate of lenders for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility agreement for up to $200 million. The facilities mature on March 20, 2030. Proceeds from the loans will be used to finance the cost of construction of the PA LNG Phase 1 project. At June 30, 2023, $228 million of borrowings were outstanding under the term loan facility agreement.
Construction of the PA LNG Phase 1 project is subject to numerous risks and uncertainties, including maintaining and modifying permits and regulatory approvals; construction delays; negotiating, completing and maintaining suitable commercial agreements, including definitive gas supply and transportation agreements; and other factors associated with the project and its construction. Additionally, closing of the sale of NCI to KKR Denali is subject to regulatory approvals and other closing conditions, any of which, if not received or satisfied, could prevent the consummation of the sale. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
Sempra Infrastructure has entered into a non-binding HOA for the negotiation and potential finalization of a definitive SPA with INEOS for approximately 0.2 Mtpa of LNG offtake from the proposed PA LNG Phase 2 project. The ultimate participation in and offtake from the proposed project remains subject to negotiation and finalization of a definitive agreement, among other factors, and the non-binding HOA does not commit any party to enter into a definitive agreement with respect to the proposed project.
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
Vista Pacifico LNG Liquefaction Project. Sempra Infrastructure is developing the Vista Pacifico LNG project, a potential natural gas liquefaction, storage, and mid-scale export facility proposed to be located in the vicinity of Topolobampo in Sinaloa, Mexico, under a non-binding MOU with the CFE, which was subsequently updated in July 2022, that contemplates the negotiation of definitive agreements that would cover development of the Vista Pacifico LNG project and the re-routing of a portion of the Guaymas-El Oro segment of the Sonora pipeline and resumption of its operations. The proposed LNG export terminal would be supplied with U.S. natural gas and would use excess natural gas and pipeline capacity on existing pipelines in Mexico with the intent of helping to meet growing demand for natural gas and LNG in the Mexican and Pacific markets.

Sempra Infrastructure received authorization from the DOE to permit the export of U.S.-produced natural gas to Mexico and for LNG produced from the proposed Vista Pacifico LNG facility to be re-exported to all current and future FTA countries in April 2021 and non-FTA countries in December 2022.
In March 2022, TotalEnergies SE and Sempra Infrastructure entered into a non-binding MOU that contemplates TotalEnergies SE potentially contracting approximately one-third of the long-term export production of the proposed Vista Pacifico LNG project and potentially participating as a minority partner in the project.
The ultimate participation in and offtake from the proposed project remain subject to negotiation and finalization of definitive agreements, among other factors, and the non-binding MOUs do not commit any party to enter into definitive agreements with respect to the project.
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
In May 2022, Sempra Infrastructure, TotalEnergies SE, Mitsui & Co., Ltd. and Mitsubishi Corporation signed a Participation Agreement for the development of the proposed Hackberry Carbon Sequestration project. In May 2023, the Participation Agreement was amended and restated in connection with ongoing progress of the work program and budget for the proposed project. The Participation Agreement contemplates that the combined Cameron LNG Phase 1 facility and proposed Cameron LNG Phase 2 project would potentially serve as the anchor source for the capture and sequestration of carbon dioxide by the proposed project. It also provides the basis for the parties to acquire an equity interest by entering into a JV with Sempra Infrastructure for the Hackberry Carbon Sequestration project. In addition to the amended and restated Participation Agreement, in May 2023, Sempra Infrastructure and Cameron LNG JV entered into a non-binding HOA, which sets forth a framework for further development of the Hackberry Carbon Sequestration project.
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
In September 2019, Sempra Infrastructure and the CFE reached an agreement to modify the tariff structure and extend the term of the contract by 10 years. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is back in service. If the parties do not agree on a definitive arrangement to re-route a portion of the pipeline or the parties do not agree on a new service start date by October 31, 2023, Sempra Infrastructure retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits.
At June 30, 2023, Sempra Infrastructure had $414 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline (which has not been agreed to by the parties, but is subject to negotiation pursuant to a non-binding MOU and a Shareholders’ Agreement, as described above) and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
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
Port Arthur Pipeline Louisiana Connector. Sempra Infrastructure is developing the potential Port Arthur Pipeline Louisiana Connector, a 72-mile pipeline connecting the PA LNG Phase 1 project to Gillis, Louisiana. In April 2019, the FERC approved the siting, construction and operation of the proposed Port Arthur Pipeline Louisiana Connector, which would be used to supply feed gas to the PA LNG Phase 1 project. In July 2023, Sempra Infrastructure filed a limited amendment application with the FERC to implement construction process enhancements and minor modifications to several discrete sections of the Port Arthur Pipeline Louisiana Connector. These modifications are intended to decrease environmental impacts, accommodate landowner routing requests and enhance construction procedures. We expect to make a final investment decision in the third quarter of 2023 to position the Port Arthur Pipeline Louisiana Connector to be ready for service ahead of the PA LNG Phase 1 project’s gas requirements.
Development of the proposed Port Arthur Pipeline Louisiana Connector is subject to numerous risks and uncertainties, including obtaining, maintaining and modifying permits and regulatory approvals; securing rights of ways; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.

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

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2023	$3,737	$966	$925
2022	2,364	1,013	861
Change	$1,373	$(47)	$64

Change in net margin posted	$1,065	$(66)
Change in accounts receivable	405	(119)	$122
Change in income taxes receivable/payable, net	335	45
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	305	201	104
Higher net income, adjusted for noncash items included in earnings	110	19	229
Net decrease in Reserve for Aliso Canyon Costs, due to $137 lower accruals offset by $111 lower payments	(26)		(26)
Change in legal reserve	(63)		(58)
Change in accounts payable	(612)	(79)	(344)
Change in amounts due to/from unconsolidated affiliates		(64)	58
Other	(146)	16	(21)
	$1,373	$(47)	$64

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2023	$(4,421)	$(1,200)	$(961)
2022	(2,535)	(1,082)	(931)
Change	$(1,886)	$(118)	$(30)

Increase in capital expenditures	$(1,921)	$(149)	$(30)
Other	35	31
	$(1,886)	$(118)	$(30)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2023	$1,457	$559	$16
2022	1,685	577	449
Change	$(228)	$(18)	$(433)

Lower proceeds from sales of NCI	$(1,467)
(Higher) lower payments for commercial paper and other short-term debt with maturities greater than 90 days	(1,376)	$375	$(800)
(Lower) higher issuances of long-term debt	(627)	(603)	300
(Higher) lower payments on long-term debt and finance leases	(473)	14	(303)
Higher distributions to NCI	(146)
Settlement of cross-currency swaps	(99)
Higher common dividends paid	(23)
Lower repurchases of common stock	445
Higher contributions from NCI	530
Higher issuances of short-term debt with maturities greater than 90 days	1,423
Change in borrowings and repayments of short-term debt, net	1,623	196	523
Equity contribution from Sempra in 2022			(150)
Other	(38)		(3)
	$(228)	$(18)	$(433)
Capital Expenditures and Investments

EXPENDITURES FOR PP&E AND INVESTMENTS
(Dollars in millions)
	Six months ended June 30,
	2023	2022
SDG&E	$1,239	$1,090
SoCalGas	961	931
Sempra Texas Utilities	178	171
Sempra Infrastructure	2,084	346
Parent and other	4	4
Total	$4,466	$2,542
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

In 2023, we expect to make capital expenditures and investments of approximately $9.4 billion (which excludes capital expenditures that will be funded by unconsolidated entities), which is an increase from the $5.7 billion projected in “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The increase is primarily attributable to an increase of $3.3 billion at Sempra Infrastructure related to the PA LNG Phase 1 project, an increase of $200 million at SDG&E related to energy storage projects and an increase of $200 million at Sempra Texas Utilities.
We expect the majority of our capital expenditures and investments in 2023 will relate to transmission and distribution improvements at our regulated public utilities, and construction of the PA LNG Phase 1 project, ECA LNG Phase 1 project and natural gas pipelines at Sempra Infrastructure.
Our level of capital expenditures and investments in the next few years may vary substantially and will depend on, among other things, the cost and availability of financing, regulatory approvals, changes in tax law and business opportunities providing desirable rates of return. See “Part I – Item 1A. Risk Factors” in the Annual Report for a discussion of these and other factors that could affect future levels of our capital expenditures and investments. We intend to finance our capital expenditures in a manner that will maintain our investment-grade credit ratings and capital structure, but there is no guarantee that we will be able to do so.

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
COMMODITY PRICE RISK
Sempra Infrastructure is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first six months of 2023, a hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $22 million at June 30, 2023 compared to $24 million at December 31, 2022.
The one-day value at risk for SDG&E’s and SoCalGas’ commodity positions were $5 million and negligible, respectively, at June 30, 2023 compared to $25 million and $2 million, respectively, at December 31, 2022.

INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	June 30, 2023			December 31, 2022
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$238	$—	$238	$1,105	$205	$900
Other	2,281	—	—	2,247	—	—
Long-term:
Sempra California fixed-rate	$14,959	$8,200	$6,759	$13,159	$7,400	$5,759
Sempra California variable-rate	400	400	—	700	400	300
Other fixed-rate	11,322	—	—	10,079	—	—
Other variable-rate	738	—	—	575	—	—
(1)    After the effects of interest rate swaps. Before reductions for unamortized discount and debt issuance costs and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at June 30, 2023 increased or decreased by 10%, the change in earnings over the 12-month period ending June 30, 2024 would be approximately $10 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at June 30, 2023, after considering the effects of interest rate swaps, the change in earnings over the 12-month period ending June 30, 2024 would be approximately $5 million.
FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURE
We discuss our foreign currency exchange rate risk and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At June 30, 2023, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2022.
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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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

ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to Sempra’s board of directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.
(c)During the most recent fiscal quarter, no Sempra, SDG&E or SoCalGas director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted or terminated a Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K, or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS
The exhibits listed below relate to each registrant as indicated. Unless otherwise indicated, the exhibits that are incorporated by reference herein were filed under File Number 1-14201 (Sempra), File Number 1-40 (Pacific Lighting Corporation), File Number 1-03779 (San Diego Gas & Electric Company) and/or File Number 1-01402 (Southern California Gas Company).

EXHIBIT INDEX
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 3 -- ARTICLES OF INCORPORATION AND BYLAWS

Sempra
3.1	Amended and Restated Articles of Incorporation of Sempra effective May 23, 2008.		10-K	3.1	02/27/20

3.2	Certificate of Determination of Preferences of the 6% Mandatory Convertible Preferred Stock, Series A, of Sempra (including the form of certificate representing the 6% Mandatory Convertible Preferred Stock, Series A), filed with the Secretary of State of the State of California and effective January 5, 2018.		8-K	3.1	01/09/18

3.3	Certificate of Determination of Preferences of the 6.75% Mandatory Convertible Preferred Stock, Series B, of Sempra (including the form of certificate representing the 6.75% Mandatory Convertible Preferred Stock, Series B), filed with the Secretary of State of the State of California and effective July 11, 2018.		8-K	3.1	07/13/18

3.4	Certificate of Determination of Preferences of 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C, of Sempra (including the form of certificate representing the 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C), filed with the Secretary of State of the State of California and effective June 11, 2020.		8-K	3.1	06/15/20

3.5	Certificate of Amendment of Amended and Restated Articles of Incorporation of Sempra dated May 12, 2023.		8-K	3.1	05/16/23

3.6	Bylaws of Sempra (as amended through May 12, 2023).		8-K	3.2	05/16/23

San Diego Gas & Electric Company
3.7	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective August 15, 2014.		10-K	3.4	02/26/15

3.8	Bylaws of San Diego Gas & Electric Company (as amended through October 26, 2016).		10-Q	3.1	11/02/16

Southern California Gas Company
3.9	Restated Articles of Incorporation of Southern California Gas Company effective October 7, 1996.		10-K	3.01	03/28/97

3.10	Bylaws of Southern California Gas Company (as amended through January 30, 2017).		8-K	3.1	01/31/17

EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
Certain instruments defining the rights of holders of long-term debt instruments are not required to be filed or incorporated by reference herein pursuant to Item 601(b)(4)(iii)(A) of SEC Regulation S-K. Each registrant agrees to furnish a copy of such instruments to the SEC upon request.

Sempra
4.1	Officers’ Certificate of Sempra, including the form of 5.400% Note due 2026 and the form of 5.500% Note due 2033.		8-K	4.1	06/23/23

Sempra / Southern California Gas Company
4.2	Series ZZ Supplemental Indenture, dated as of May 23, 2023.		8-K	4.1	05/23/23

4.3	Series AAA Supplemental Indenture, dated as of May 23, 2023.		8-K	4.2	05/23/23

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra
31.1	Certification of Sempra’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra
32.1	Certification of Sempra’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA, (Registrant)

Date: August 3, 2023	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 3, 2023	By: /s/ Valerie A. Bille
Valerie A. Bille
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 3, 2023	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)