Form 10-Q
period 2023-09-30
SEMPRA; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2023-11-03
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		September 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

Sempra	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on October 31, 2023:

Sempra	629,328,058 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra

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

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASR	accelerated share repurchase
Bcf	billion cubic feet
Bechtel	Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.)
bps	basis points
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CCA	Community Choice Aggregation
CCM	cost of capital adjustment mechanism
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
ConocoPhillips	ConocoPhillips Company
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EPC	engineering, procurement and construction
EPS	earnings per common share
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FEED	front-end engineering design
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HOA	Heads of Agreement
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IMG	Infraestructura Marina del Golfo
INEOS	INEOS Energy Trading LTD., a subsidiary of INEOS Ltd.
IOU	investor-owned utility
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service

GLOSSARY (CONTINUED)

ISO	Independent System Operator
JV	joint venture
KKR Denali	KKR Denali Holdco LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
KKR Pinnacle	KKR Pinnacle Investor L.P. (as successor-in-interest to KKR Pinnacle Aggregator L.P.), an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OEIS	Office of Energy Infrastructure Safety
OII	Order Instituting Investigation
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
ORLEN	Polski Koncern Naftowy Orlen S.A. (formerly Polish Oil & Gas Company)
OSC	Order to Show Cause
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PBOP	postretirement benefits other than pension
Port Arthur LNG	Port Arthur LNG, LLC, an indirect subsidiary of SI Partners that owns the PA LNG Phase 1 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PUCT	Public Utility Commission of Texas
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
ROE	return on equity
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
Sempra California	San Diego Gas & Electric Company and Southern California Gas Company, collectively
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate
SONGS	San Onofre Nuclear Generating Station

GLOSSARY (CONTINUED)

SPA	sale and purchase agreement
Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG	TAG Norte Holding, S. de R.L. de C.V.
TdM	Termoeléctrica de Mexicali
Technip Energies	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V.
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
U.S. GAAP	generally accepted accounting principles in the United States of America
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions about the future, involve risks and uncertainties, and are not guarantees. Future results may differ materially from those expressed or implied in any forward-looking statement. These forward-looking statements represent our estimates and assumptions only as of the filing date of this report. We assume no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise.
Forward-looking statements can be identified by words such as “believe,” “expect,” “intend,” “anticipate,” “contemplate,” “plan,” “estimate,” “project,” “forecast,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “construct,” “develop,” “opportunity,” “initiative,” “target,” “outlook,” “optimistic,” “poised,” “maintain,” “continue,” “progress,” “advance,” “goal,” “aim,” “commit,” or similar expressions, or when we discuss our guidance, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:
▪California wildfires, including potential liability for damages regardless of fault and any inability to recover all or a substantial portion of costs from insurance, the Wildfire Fund, rates from customers or a combination thereof
▪decisions, investigations, inquiries, regulations, denials or revocations of permits, consents, approvals or other authorizations, renewals of franchises, and other actions by the (i) CPUC, CRE, DOE, FERC, PUCT, IRS and other governmental and regulatory bodies and (ii) U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries where we do business
▪the success of business development efforts, construction projects, acquisitions, divestitures, and other significant transactions, including risks in (i) being able to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) realizing anticipated benefits from any of these efforts if completed, and (iv) obtaining third-party consents and approvals
▪macroeconomic trends or other factors that could change our capital expenditure plans and their potential impact on rate base or other growth
▪litigation, arbitrations, property disputes and other proceedings, and changes to laws and regulations, including those related to tax and trade policy and the energy industry in Mexico
▪cybersecurity threats, including by state and state-sponsored actors, of ransomware or other attacks on our systems or the systems of third parties with which we conduct business, including the energy grid or other energy infrastructure, all of which continue to become more pronounced
▪the availability, uses, sufficiency, and cost of capital resources and our ability to borrow money or otherwise raise capital on favorable terms and meet our obligations, including due to (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook, (ii) instability in the capital markets, or (iii) rising interest rates and inflation
▪failure of foreign governments, state-owned entities and our counterparties to honor their contracts and commitments
▪the impact on affordability of SDG&E’s and SoCalGas’ customer rates and their cost of capital and on SDG&E’s, SoCalGas’ and Sempra Infrastructure’s ability to pass through higher costs to customers due to (i) volatility in inflation, interest rates and commodity prices, (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of the clean energy transition in California, and (iii) with respect to Sempra Infrastructure’s business, volatility in foreign currency exchange rates
▪the impact of climate and sustainability policies, laws, rules, regulations, disclosures and trends, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies, the risk of nonrecovery for stranded assets, and our ability to incorporate new technologies
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events that disrupt our operations, damage our facilities or systems, cause the release of harmful materials or fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms or insurance or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power, natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid, pipeline system or limitations on the withdrawal of natural gas from storage facilities
▪Oncor’s ability to reduce or eliminate its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪other uncertainties, some of which are difficult to predict and beyond our control

We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)
REVENUES
Utilities:
Natural gas	$1,488	$1,587	$7,560	$5,611
Electric	1,250	1,357	3,331	3,663
Energy-related businesses	596	673	2,338	1,710
Total revenues	3,334	3,617	13,229	10,984

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(260)	(505)	(3,254)	(1,835)
Cost of electric fuel and purchased power	(183)	(307)	(385)	(763)
Energy-related businesses cost of sales	(163)	(340)	(437)	(764)
Operation and maintenance	(1,383)	(1,206)	(3,958)	(3,454)
Aliso Canyon litigation and regulatory matters	—	(122)	—	(259)
Depreciation and amortization	(563)	(506)	(1,651)	(1,500)
Franchise fees and other taxes	(169)	(162)	(509)	(474)
Other income (expense), net	3	(40)	75	(3)
Interest income	19	18	60	58
Interest expense	(312)	(282)	(995)	(796)
Income before income taxes and equity earnings	323	165	2,175	1,194
Income tax benefit (expense)	52	(21)	(499)	(435)
Equity earnings	479	417	1,086	1,118
Net income	854	561	2,762	1,877
Earnings attributable to noncontrolling interests	(122)	(65)	(435)	(187)
Preferred dividends	(11)	(11)	(33)	(33)
Preferred dividends of subsidiary	—	—	(1)	(1)
Earnings attributable to common shares	$721	$485	$2,293	$1,656

Basic EPS:
Earnings	$1.14	$0.77	$3.64	$2.63
Weighted-average common shares outstanding	630,036	629,447	629,963	630,603

Diluted EPS:
Earnings	$1.14	$0.77	$3.63	$2.62
Weighted-average common shares outstanding	632,324	632,175	632,231	632,914
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra shareholders’ equity
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended September 30, 2023 and 2022
2023:
Net income	$680	$52	$732	$122	$854
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	—	(5)	(2)	(7)
Financial instruments	150	(39)	111	204	315
Pension and other postretirement benefits	2	(1)	1	—	1
Total other comprehensive income	147	(40)	107	202	309
Comprehensive income	$827	$12	$839	$324	$1,163
2022:
Net income	$517	$(21)	$496	$65	$561
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1)	(1)
Financial instruments	60	(15)	45	21	66
Pension and other postretirement benefits	2	—	2	—	2
Total other comprehensive income	62	(15)	47	20	67
Comprehensive income	$579	$(36)	$543	$85	$628

	Nine months ended September 30, 2023 and 2022
2023:
Net income	$2,826	$(499)	$2,327	$435	$2,762
Other comprehensive income (loss):
Foreign currency translation adjustments	16	—	16	6	22
Financial instruments	158	(43)	115	206	321
Pension and other postretirement benefits	(8)	(2)	(10)	—	(10)
Total other comprehensive income	166	(45)	121	212	333
Comprehensive income	2,992	(544)	2,448	647	3,095
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,991	$(544)	$2,447	$647	$3,094
2022:
Net income	$2,125	$(435)	$1,690	$187	$1,877
Other comprehensive income (loss):
Foreign currency translation adjustments	5	—	5	—	5
Financial instruments	227	(56)	171	56	227
Pension and other postretirement benefits	15	(2)	13	—	13
Total other comprehensive income	247	(58)	189	56	245
Comprehensive income	2,372	(493)	1,879	243	2,122
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,371	$(493)	$1,878	$243	$2,121
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2023	2022(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,149	$370
Restricted cash	238	40
Accounts receivable – trade, net	1,939	2,635
Accounts receivable – other, net	498	685
Due from unconsolidated affiliates	42	54
Income taxes receivable	72	113
Inventories	451	403
Prepaid expenses	325	268
Regulatory assets	190	351
Fixed-price contracts and other derivatives	201	803
Greenhouse gas allowances	144	141
Other current assets	61	49
Total current assets	5,310	5,912

Other assets:
Restricted cash	104	52
Regulatory assets	3,277	2,588
Greenhouse gas allowances	1,219	796
Nuclear decommissioning trusts	827	841
Dedicated assets in support of certain benefit plans	513	505
Deferred income taxes	155	135
Right-of-use assets – operating leases	721	655
Investment in Oncor Holdings	14,148	13,665
Other investments	2,208	2,012
Goodwill	1,602	1,602
Other intangible assets	324	344
Wildfire fund	281	303
Other long-term assets	1,874	1,382
Total other assets	27,253	24,880

Property, plant and equipment:
Property, plant and equipment	70,348	63,893
Less accumulated depreciation and amortization	(17,176)	(16,111)
Property, plant and equipment, net	53,172	47,782
Total assets	$85,735	$78,574
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2023	2022(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,977	$3,352
Accounts payable – trade	2,234	1,994
Accounts payable – other	219	275
Due to unconsolidated affiliates	5	—
Dividends and interest payable	734	621
Accrued compensation and benefits	496	484
Regulatory liabilities	529	504
Current portion of long-term debt and finance leases	974	1,019
Reserve for Aliso Canyon costs	126	129
Greenhouse gas obligations	144	141
Other current liabilities	1,327	1,380
Total current liabilities	8,765	9,899

Long-term debt and finance leases	27,703	24,548

Deferred credits and other liabilities:
Due to unconsolidated affiliates	303	301
Regulatory liabilities	3,468	3,341
Greenhouse gas obligations	942	565
Pension and other postretirement benefit plan obligations, net of plan assets	309	410
Deferred income taxes	5,095	4,591
Asset retirement obligations	3,584	3,546
Deferred credits and other	2,308	2,117
Total deferred credits and other liabilities	16,009	14,871

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50,000,000 shares authorized):
Preferred stock, series C (900,000 shares outstanding)	889	889
Common stock (1,125,000,000 shares authorized; 629,328,058 and 628,669,356 shares outstanding at September 30, 2023 and December 31, 2022, respectively; no par value)	12,038	12,160
Retained earnings	15,371	14,201
Accumulated other comprehensive income (loss)	(60)	(135)
Total Sempra shareholders’ equity	28,238	27,115
Preferred stock of subsidiary	20	20
Other noncontrolling interests	5,000	2,121
Total equity	33,258	29,256
Total liabilities and equity	$85,735	$78,574
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,762	$1,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,651	1,500
Deferred income taxes and investment tax credits	234	387
Equity earnings	(1,086)	(1,118)
Foreign currency transaction (gains) losses, net	(1)	18
Share-based compensation expense	53	49
Fixed-price contracts and other derivatives	(580)	200
Bad debt expense	368	110
Other	7	47
Reserve for Aliso Canyon costs	(3)	(1,835)
Net change in other working capital components	1,613	(267)
Insurance receivable for Aliso Canyon costs	—	350
Distributions from investments	668	643
Changes in other noncurrent assets and liabilities, net	(557)	(506)
Net cash provided by operating activities	5,129	1,455

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(6,074)	(3,540)
Expenditures for investments	(281)	(275)
Purchases of nuclear decommissioning and other trust assets	(462)	(530)
Proceeds from sales of nuclear decommissioning and other trust assets	503	530
Repayments of advances to unconsolidated affiliates	—	626
Other	10	6
Net cash used in investing activities	(6,304)	(3,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(1,109)	(1,070)
Preferred dividends paid	(22)	(22)
Issuances of common stock	—	4
Repurchases of common stock	(32)	(478)
Issuances of debt (maturities greater than 90 days)	6,911	6,711
Payments on debt (maturities greater than 90 days) and finance leases	(6,018)	(3,365)
Increase (decrease) in short-term debt, net	629	(1,438)
Advances from unconsolidated affiliates	31	28
Proceeds from sales of noncontrolling interests	1,238	1,732
Distributions to noncontrolling interests	(289)	(146)
Contributions from noncontrolling interests	1,036	15
Settlement of cross-currency swaps	(99)	—
Other	(78)	(35)
Net cash provided by financing activities	2,198	1,936

Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	(3)

Increase in cash, cash equivalents and restricted cash	1,029	205
Cash, cash equivalents and restricted cash, January 1	462	581
Cash, cash equivalents and restricted cash, September 30	$1,491	$786
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Nine months ended September 30,
	2023	2022
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$836	$732
Income tax payments, net of refunds	162	241

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Repayment of advances from unconsolidated affiliate in lieu of distribution	$36	$32
Accrued capital expenditures	1,200	738
Increase in finance lease obligations for investment in PP&E	47	33
(Decrease) increase in ARO for investment in PP&E	(15)	49
Preferred dividends declared but not paid	22	22
Common dividends declared but not paid	374	360
Contributions from NCI	200	—
Sale of NCI post-closing adjustment payable	11	—
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended September 30, 2023
Balance at June 30, 2023	$889	$12,044	$15,024	$(121)	$27,836	$3,178	$31,014

Net income			732		732	122	854
Other comprehensive income				107	107	202	309

Share-based compensation expense		22			22		22
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($0.60/share)			(374)		(374)		(374)
Repurchases of common stock		(1)			(1)		(1)
Noncontrolling interest activities:
Contributions		(11)			(11)	507	496
Distributions						(37)	(37)
Sales		(16)		(46)	(62)	1,048	986
Balance at September 30, 2023	$889	$12,038	$15,371	$(60)	$28,238	$5,020	$33,258

	Three months ended September 30, 2022
Balance at June 30, 2022	$889	$12,121	$13,998	$(167)	$26,841	$2,212	$29,053

Net income			496		496	65	561
Other comprehensive income				47	47	20	67

Share-based compensation expense		17			17		17
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($0.57/share)			(360)		(360)		(360)
Issuances of common stock		1			1		1
Repurchases of common stock		(2)			(2)		(2)
Noncontrolling interest activities:
Contributions						2	2
Distributions						(40)	(40)
Sale		1			1		1
Balance at September 30, 2022	$889	$12,138	$14,123	$(120)	$27,030	$2,259	$29,289
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Nine months ended September 30, 2023
Balance at December 31, 2022	$889	$12,160	$14,201	$(135)	$27,115	$2,141	$29,256

Net income			2,327		2,327	435	2,762
Other comprehensive income				121	121	212	333

Share-based compensation expense		53			53		53
Dividends declared:
Series C preferred stock ($36.57/share)			(33)		(33)		(33)
Common stock ($1.79/share)			(1,123)		(1,123)		(1,123)
Preferred dividends of subsidiary			(1)		(1)		(1)
Repurchases of common stock		(32)			(32)		(32)
Noncontrolling interest activities:
Contributions		(145)			(145)	1,236	1,091
Distributions						(289)	(289)
Sales		2		(46)	(44)	1,285	1,241
Balance at September 30, 2023	$889	$12,038	$15,371	$(60)	$28,238	$5,020	$33,258

	Nine months ended September 30, 2022
Balance at December 31, 2021	$889	$11,862	$13,548	$(318)	$25,981	$1,438	$27,419

Net income			1,690		1,690	187	1,877
Other comprehensive income				189	189	56	245

Share-based compensation expense		49			49		49
Dividends declared:
Series C preferred stock ($36.57/share)			(33)		(33)		(33)
Common stock ($1.72/share)			(1,081)		(1,081)		(1,081)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		4			4		4
Repurchases of common stock		(478)			(478)		(478)
Noncontrolling interest activities:
Contributions						15	15
Distributions						(146)	(146)
Sale		701		9	710	709	1,419
Balance at September 30, 2022	$889	$12,138	$14,123	$(120)	$27,030	$2,259	$29,289
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)
Operating revenues:
Electric	$1,254	$1,360	$3,343	$3,672
Natural gas	188	209	1,014	741
Total operating revenues	1,442	1,569	4,357	4,413
Operating expenses:
Cost of electric fuel and purchased power	200	316	442	806
Cost of natural gas	45	65	462	260
Operation and maintenance	463	439	1,364	1,256
Depreciation and amortization	280	247	810	730
Franchise fees and other taxes	101	97	287	277
Total operating expenses	1,089	1,164	3,365	3,329
Operating income	353	405	992	1,084
Other income, net	25	12	75	68
Interest income	7	2	12	3
Interest expense	(126)	(113)	(367)	(333)
Income before income taxes	259	306	712	822
Income tax benefit (expense)	15	(35)	4	(141)
Net income/Earnings attributable to common shares	$274	$271	$716	$681
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2023 and 2022
2023:
Net income/Comprehensive income	$259	$15	$274
2022:
Net income	$306	$(35)	$271
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$307	$(35)	$272

	Nine months ended September 30, 2023 and 2022
2023:
Net income/Comprehensive income	$712	$4	$716
2022:
Net income	$822	$(141)	$681
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$823	$(141)	$682
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2023	2022(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$246	$7
Accounts receivable – trade, net	952	799
Accounts receivable – other, net	155	110
Due from unconsolidated affiliates	8	—
Inventories	147	134
Prepaid expenses	196	179
Regulatory assets	15	247
Fixed-price contracts and other derivatives	86	113
Greenhouse gas allowances	22	22
Other current assets	27	19
Total current assets	1,854	1,630

Other assets:
Regulatory assets	1,694	1,219
Greenhouse gas allowances	251	196
Nuclear decommissioning trusts	827	841
Right-of-use assets – operating leases	364	281
Wildfire fund	281	303
Other long-term assets	143	146
Total other assets	3,560	2,986

Property, plant and equipment:
Property, plant and equipment	30,304	28,574
Less accumulated depreciation and amortization	(7,216)	(6,768)
Property, plant and equipment, net	23,088	21,806
Total assets	$28,502	$26,422
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2023	2022(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$205
Accounts payable	854	744
Due to unconsolidated affiliates	49	135
Interest payable	111	63
Accrued compensation and benefits	138	140
Accrued franchise fees	103	120
Regulatory liabilities	300	110
Current portion of long-term debt and finance leases	441	489
Greenhouse gas obligations	22	22
Asset retirement obligations	110	98
Other current liabilities	330	193
Total current liabilities	2,458	2,319

Long-term debt and finance leases	9,453	8,497

Deferred credits and other liabilities:
Regulatory liabilities	2,417	2,298
Greenhouse gas obligations	130	81
Pension obligation, net of plan assets	27	42
Deferred income taxes	2,596	2,540
Asset retirement obligations	772	789
Deferred credits and other	966	789
Total deferred credits and other liabilities	6,908	6,539

Commitments and contingencies (Note 10)

Shareholder's equity:
Preferred stock (45,000,000 shares authorized; none issued)	—	—
Common stock (255,000,000 shares authorized; 116,583,358 shares outstanding; no par value)	1,660	1,660
Retained earnings	8,030	7,414
Accumulated other comprehensive income (loss)	(7)	(7)
Total shareholder’s equity	9,683	9,067
Total liabilities and shareholder's equity	$28,502	$26,422
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$716	$681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	810	730
Deferred income taxes and investment tax credits	(56)	91
Bad debt expense	94	46
Other	(30)	(23)
Net change in working capital components	269	57
Changes in noncurrent assets and liabilities, net	(319)	(214)
Net cash provided by operating activities	1,484	1,368

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,893)	(1,651)
Purchases of nuclear decommissioning trust assets	(391)	(530)
Proceeds from sales of nuclear decommissioning trust assets	437	530
Other	9	8
Net cash used in investing activities	(1,838)	(1,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(100)
Issuances of debt (maturities greater than 90 days)	1,389	1,395
Payments on debt (maturities greater than 90 days) and finance leases	(479)	(416)
Decrease in short-term debt, net	(205)	(401)
Debt issuance costs	(12)	(9)
Net cash provided by financing activities	593	469

Increase in cash and cash equivalents	239	194
Cash and cash equivalents, January 1	7	25
Cash and cash equivalents, September 30	$246	$219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$315	$303
Income tax payments, net of refunds	—	68

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$237	$236
Increase in finance lease obligations for investment in PP&E	7	12
Increase in ARO for investment in PP&E	13	1
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
	(unaudited)
	Three months ended September 30, 2023
Balance at June 30, 2023	$1,660	$7,856	$(7)	$9,509

Net income		274		274

Common stock dividends declared ($0.86/share)		(100)		(100)
Balance at September 30, 2023	$1,660	$8,030	$(7)	$9,683

	Three months ended September 30, 2022
Balance at June 30, 2022	$1,660	$7,009	$(10)	$8,659

Net income		271		271
Other comprehensive income			1	1

Common stock dividends declared ($0.86/share)		(100)		(100)
Balance at September 30, 2022	$1,660	$7,180	$(9)	$8,831

	Nine months ended September 30, 2023
Balance at December 31, 2022	$1,660	$7,414	$(7)	$9,067

Net income		716		716

Common stock dividends declared ($0.86/share)		(100)		(100)
Balance at September 30, 2023	$1,660	$8,030	$(7)	$9,683

	Nine months ended September 30, 2022
Balance at December 31, 2021	$1,660	$6,599	$(10)	$8,249

Net income		681		681
Other comprehensive income			1	1

Common stock dividends declared ($0.86/share)		(100)		(100)
Balance at September 30, 2022	$1,660	7,180	$(9)	$8,831
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)

Operating revenues	$1,313	$1,385	$6,574	$4,879
Operating expenses:
Cost of natural gas	224	441	2,855	1,577
Operation and maintenance	733	590	2,073	1,746
Aliso Canyon litigation and regulatory matters	—	122	—	259
Depreciation and amortization	211	190	625	565
Franchise fees and other taxes	64	62	209	181
Total operating expenses	1,232	1,405	5,762	4,328
Operating income (loss)	81	(20)	812	551
Other expense, net	(2)	(43)	(9)	(5)
Interest income	2	3	7	4
Interest expense	(70)	(50)	(210)	(135)
Income (loss) before income taxes	11	(110)	600	415
Income tax benefit (expense)	5	28	(68)	(75)
Net income (loss)	16	(82)	532	340
Preferred dividends	—	—	(1)	(1)
Earnings (losses) attributable to common shares	$16	$(82)	$531	$339
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2023 and 2022
2023:
Net income	$11	$5	$16
Other comprehensive income (loss):
Pension and other postretirement benefits	1	(1)	—
Total other comprehensive income	1	(1)	—
Comprehensive income	$12	$4	$16
2022:
Net loss	$(110)	$28	$(82)
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive loss	$(109)	$28	$(81)

	Nine months ended September 30, 2023 and 2022
2023:
Net income	$600	$(68)	$532
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	2	(1)	1
Total other comprehensive income	3	(1)	2
Comprehensive income	$603	$(69)	$534
2022:
Net income	$415	$(75)	$340
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	2	—	2
Total other comprehensive income	3	—	3
Comprehensive income	$418	$(75)	$343
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2023	2022(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26	$21
Accounts receivable – trade, net	665	1,295
Accounts receivable – other, net	71	293
Due from unconsolidated affiliates	1	77
Inventories	260	159
Regulatory assets	172	104
Greenhouse gas allowances	114	111
Other current assets	82	69
Total current assets	1,391	2,129

Other assets:
Regulatory assets	1,505	1,291
Greenhouse gas allowances	850	551
Right-of-use assets – operating leases	32	42
Other long-term assets	606	583
Total other assets	2,993	2,467

Property, plant and equipment:
Property, plant and equipment	26,401	25,058
Less accumulated depreciation and amortization	(7,716)	(7,308)
Property, plant and equipment, net	18,685	17,750
Total assets	$23,069	$22,346
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2023	2022(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$420	$900
Accounts payable – trade	570	953
Accounts payable – other	177	176
Due to unconsolidated affiliates	38	36
Accrued compensation and benefits	217	209
Regulatory liabilities	229	394
Current portion of long-term debt and finance leases	523	318
Reserve for Aliso Canyon costs	126	129
Greenhouse gas obligations	114	111
Asset retirement obligations	66	68
Other current liabilities	505	429
Total current liabilities	2,985	3,723

Long-term debt and finance leases	6,291	5,780

Deferred credits and other liabilities:
Regulatory liabilities	1,051	1,043
Greenhouse gas obligations	748	443
Pension obligation, net of plan assets	198	277
Deferred income taxes	1,469	1,306
Asset retirement obligations	2,726	2,675
Deferred credits and other	370	401
Total deferred credits and other liabilities	6,562	6,145

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock (11,000,000 shares authorized; 862,043 shares outstanding)	22	22
Common stock (100,000,000 shares authorized; 91,300,000 shares outstanding; no par value)	2,316	2,316
Retained earnings	4,915	4,384
Accumulated other comprehensive income (loss)	(22)	(24)
Total shareholders’ equity	7,231	6,698
Total liabilities and shareholders’ equity	$23,069	$22,346
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2023	2022
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$532	$340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	625	565
Deferred income taxes and investment tax credits	79	77
Bad debt expense	272	60
Other	(9)	(9)
Reserve for Aliso Canyon costs	(3)	(1,835)
Net change in other working capital components	2	98
Insurance receivable for Aliso Canyon costs	—	350
Changes in other noncurrent assets and liabilities, net	(234)	(408)
Net cash provided by (used in) operating activities	1,264	(762)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,451)	(1,394)
Net cash used in investing activities	(1,451)	(1,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Equity contribution from Sempra	—	650
Issuances of debt (maturities greater than 90 days)	997	1,497
Payments on debt (maturities greater than 90 days) and finance leases	(1,115)	(10)
Increase in short-term debt, net	320	42
Debt issuance costs	(9)	(6)
Net cash provided by financing activities	192	2,172

Increase in cash and cash equivalents	5	16
Cash and cash equivalents, January 1	21	37
Cash and cash equivalents, September 30	$26	$53

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$183	$123

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$253	$235
Increase in finance lease obligations for investment in PP&E	40	21
(Decrease) increase in ARO for investment in PP&E	(28)	48
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended September 30, 2023
Balance at June 30, 2023	$22	$2,316	$4,899	$(22)	$7,215

Net income			16		16

Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at September 30, 2023	$22	$2,316	$4,915	$(22)	$7,231

	Three months ended September 30, 2022
Balance at June 30, 2022	$22	$1,816	$4,206	$(29)	$6,015

Net loss			(82)		(82)
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.38/share)			—		—
Equity contribution from Sempra		500			500
Balance at September 30, 2022	$22	$2,316	$4,124	$(28)	$6,434

	Nine months ended September 30, 2023
Balance at December 31, 2022	$22	$2,316	$4,384	$(24)	$6,698

Net income			532		532
Other comprehensive income				2	2

Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Balance at September 30, 2023	$22	$2,316	$4,915	$(22)	$7,231

	Nine months ended September 30, 2022
Balance at December 31, 2021	$22	$1,666	$3,785	$(31)	$5,442

Net income			340		340
Other comprehensive income				3	3

Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Equity contribution from Sempra		650			650
Balance at September 30, 2022	$22	$2,316	$4,124	$(28)	$6,434
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
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after September 30, 2023 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.
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
Restricted cash includes:
▪for Sempra Infrastructure, funds held as collateral in lieu of a customer’s letters of credit associated with its LNG storage and regasification agreement; funds denominated in U.S. dollars and Mexican pesos to pay for rights-of-way and other costs pursuant to trust agreements related to pipeline projects; and certain funds at Port Arthur LNG for which withdrawals and usage are dictated by its debt agreements
▪for Parent and other, funds held in a delisting trust for the purpose of purchasing the remaining publicly owned IEnova shares
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Sempra’s Condensed Consolidated Balance Sheets to the sum of such amounts reported on Sempra’s Condensed Consolidated Statements of Cash Flows.

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,149	$370
Restricted cash, current	238	40
Restricted cash, noncurrent	104	52
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$1,491	$462

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

As a result of the impact and duration of suspending collections processes during the COVID-19 pandemic, the implementation of programs such as the Arrearage Management Plan, and higher winter season customer billings, certain SDG&E and SoCalGas customers exhibit slower payment and higher levels of nonpayment than has been the case historically. This in turn has resulted in an increase in provisions for expected credit losses in the nine months ended September 30, 2023 for both companies, even as collections processes resume and past due payments potentially begin increasing. SDG&E and SoCalGas have regulatory mechanisms to recover credit losses and thus record changes in the allowances for credit losses related to Accounts Receivable – Trade that are probable of recovery in regulatory accounts. We discuss regulatory accounts in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report and herein.
Changes in allowances for credit losses for trade receivables and other receivables are as follows:

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2023	2022
Sempra:
Allowances for credit losses at January 1	$181	$136
Provisions for expected credit losses	374	111
Write-offs	(74)	(57)
Allowances for credit losses at September 30	$481	$190
SDG&E:
Allowances for credit losses at January 1	$78	$66
Provisions for expected credit losses	96	51
Write-offs	(34)	(30)
Allowances for credit losses at September 30	$140	$87
SoCalGas:
Allowances for credit losses at January 1	$98	$69
Provisions for expected credit losses	276	58
Write-offs	(40)	(27)
Allowances for credit losses at September 30	$334	$100

Allowances for credit losses related to trade receivables and other receivables are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	September 30,	December 31,
	2023	2022
Sempra:
Accounts receivable – trade, net	$432	$140
Accounts receivable – other, net	48	40
Other long-term assets	1	1
Total allowances for credit losses	$481	$181
SDG&E:
Accounts receivable – trade, net	$113	$52
Accounts receivable – other, net	26	25
Other long-term assets	1	1
Total allowances for credit losses	$140	$78
SoCalGas:
Accounts receivable – trade, net	$312	$83
Accounts receivable – other, net	22	15
Total allowances for credit losses	$334	$98
As we discuss below in “Note Receivable,” we have an interest-bearing promissory note due from KKR Pinnacle. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on this note receivable, including compounded interest and unamortized transaction costs, based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At September 30, 2023 and December 31, 2022, $6 million and $7 million, respectively, of expected credit losses are included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheets.

As we discuss in Note 5, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on this off-balance sheet arrangement based on external credit ratings, published default rate studies and the maturity date of the arrangement. At both September 30, 2023 and December 31, 2022, $6 million of expected credit losses are included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheets.
INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Natural gas	$160	$106	$1	$1	$144	$74
LNG	9	62	—	—	—	—
Materials and supplies	282	235	146	133	116	85
Total	$451	$403	$147	$134	$260	$159

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At September 30, 2023 and December 31, 2022, Other Long-Term Assets includes $328 million and $316 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, on Sempra’s Condensed Consolidated Balance Sheets.

WILDFIRE FUND
In July 2019, the Wildfire Legislation was signed into law to address certain issues related to catastrophic wildfires in the State of California and their impact on electric IOUs. We discuss the Wildfire Legislation further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
In October 2023, the OEIS approved SDG&E’s 2023 Wildfire Mitigation Plan, which is effective until the OEIS approves a new plan.
SDG&E submitted its request to the OEIS for its annual wildfire safety certification in September 2023. OEIS has until December 2023 to issue the certification or provide written notice explaining why additional time is needed. SDG&E’s existing certification remains valid until this pending request is resolved.

CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest at equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized financing costs, comprised of AFUDC and capitalized interest.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sempra	$128	$65	$311	$182
SDG&E	28	30	90	84
SoCalGas	20	19	55	54

PROPERTY, PLANT AND EQUIPMENT
Sempra Infrastructure’s Sonora natural gas pipeline consists of two segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the pipeline in the Yaqui territory that has made that section inoperable since August 2017. Discussions with the CFE regarding the future of the pipeline are ongoing and the parties are working on restarting service on the pipeline, including the potential re-routing of a portion of the pipeline. If the parties do not agree on a definitive arrangement to re-route a portion of the pipeline or the parties do not agree on a new service start date, Sempra Infrastructure retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. At September 30, 2023, Sempra Infrastructure had $411 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline.

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

SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at September 30, 2023 and December 31, 2022. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,174 million and $1,194 million at September 30, 2023 and December 31, 2022, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Sempra Texas Utilities
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $14,148 million and $13,665 million at September 30, 2023 and December 31, 2022, respectively.
Sempra Infrastructure
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $989 million at September 30, 2023 and $886 million at December 31, 2022. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 5.
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
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $1,430 million and $1,099 million of assets at September 30, 2023 and December 31, 2022, respectively, consisting primarily of PP&E, net, attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $924 million and $685 million of liabilities at September 30, 2023 and December 31, 2022, respectively, consisting primarily of long-term debt, accounts payable and short-term debt attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 6, IEnova and TotalEnergies SE have provided guarantees for 83.4% and 16.6%, respectively, of the loan facility supporting construction of the liquefaction facility.

Port Arthur LNG
Port Arthur LNG is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that Port Arthur LNG will require future capital contributions or other financial support to finance the construction of the PA LNG Phase 1 project. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate Port Arthur LNG. Sempra consolidated $3,830 million of assets at September 30, 2023 consisting primarily of PP&E, net, other long-term assets and restricted cash attributable to Port Arthur LNG that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $788 million of liabilities at September 30, 2023 consisting primarily of accounts payable and long-term debt attributable to Port Arthur LNG for which creditors do not have recourse to the general credit of Sempra.

PENSION AND PBOP
Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost. The components of net periodic benefit cost, other than the service cost component, are included in the Other Income (Expense), Net, table below.

NET PERIODIC BENEFIT COST – SEMPRA
(Dollars in millions)
	Pension		PBOP
	Three months ended September 30,
	2023	2022	2023	2022
Service cost	$25	$27	$3	$4
Interest cost	39	29	9	7
Expected return on assets	(42)	(46)	(17)	(16)
Amortization of:
Prior service cost (credit)	2	3	(1)	(1)
Actuarial loss (gain)	3	8	(5)	(4)
Net periodic benefit cost (credit)	27	21	(11)	(10)
Regulatory adjustments	30	87	10	10
Total expense (income) recognized	$57	$108	$(1)	$—

	Nine months ended September 30,
	2023	2022	2023	2022
Service cost	$82	$110	$10	$17
Interest cost	118	88	28	21
Expected return on assets	(127)	(137)	(52)	(48)
Amortization of:
Prior service cost (credit)	4	8	(2)	(2)
Actuarial loss (gain)	7	19	(17)	(11)
Net periodic benefit cost (credit)	84	88	(33)	(23)
Regulatory adjustments	88	84	32	23
Total expense (income) recognized	$172	$172	$(1)	$—

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension		PBOP
	Three months ended September 30,
	2023	2022	2023	2022
Service cost	$8	$8	$1	$1
Interest cost	10	7	2	1
Expected return on assets	(9)	(13)	(2)	(2)
Amortization of:
Actuarial loss (gain)	2	—	—	(1)
Net periodic benefit cost (credit)	11	2	1	(1)
Regulatory adjustments	3	24	(1)	1
Total expense recognized	$14	$26	$—	$—

	Nine months ended September 30,
	2023	2022	2023	2022
Service cost	$24	$28	$2	$4
Interest cost	30	20	6	4
Expected return on assets	(29)	(35)	(6)	(7)
Amortization of:
Actuarial loss (gain)	4	1	(1)	(2)
Net periodic benefit cost (credit)	29	14	1	(1)
Regulatory adjustments	11	26	(1)	1
Total expense recognized	$40	$40	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension		PBOP
	Three months ended September 30,
	2023	2022	2023	2022
Service cost	$15	$16	$2	$3
Interest cost	24	20	7	5
Expected return on assets	(29)	(30)	(14)	(13)
Amortization of:
Prior service cost (credit)	1	2	(1)	(1)
Actuarial loss (gain)	1	6	(5)	(3)
Net periodic benefit cost (credit)	12	14	(11)	(9)
Regulatory adjustments	27	63	11	9
Total expense recognized	$39	$77	$—	$—

	Nine months ended September 30,
	2023	2022	2023	2022
Service cost	$49	$72	$7	$13
Interest cost	75	61	21	16
Expected return on assets	(89)	(94)	(44)	(40)
Amortization of:
Prior service cost (credit)	3	6	(2)	(2)
Actuarial loss (gain)	1	14	(15)	(9)
Net periodic benefit cost (credit)	39	59	(33)	(22)
Regulatory adjustments	77	58	33	22
Total expense recognized	$116	$117	$—	$—

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $513 million and $505 million at September 30, 2023 and December 31, 2022, respectively.

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Three months ended September 30, 2023 and 2022
Sempra:
Balance at June 30, 2023	$(38)	$14	$(97)	$(121)
OCI before reclassifications	(5)	116	—	111
Amounts reclassified from AOCI(2)	—	(51)	1	(50)
Net OCI(2)	(5)	65	1	61
Balance at September 30, 2023	$(43)	$79	$(96)	$(60)

Balance at June 30, 2022	$(65)	$(30)	$(72)	$(167)
OCI before reclassifications	—	40	—	40
Amounts reclassified from AOCI	—	5	2	7
Net OCI	—	45	2	47
Balance at September 30, 2022	$(65)	$15	$(70)	$(120)
SDG&E:
Balance at June 30, 2023 and September 30, 2023			$(7)	$(7)

Balance at June 30, 2022			$(10)	$(10)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance at September 30, 2022			$(9)	$(9)
SoCalGas:
Balance at June 30, 2023 and September 30, 2023		$(11)	$(11)	$(22)

Balance at June 30, 2022		$(12)	$(17)	$(29)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at September 30, 2022		$(12)	$(16)	$(28)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.
(2)    Total AOCI includes ($46) of financial instruments associated with sale of NCI to KKR Denali, which we discuss below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Nine months ended September 30, 2023 and 2022
Sempra:
Balance at December 31, 2022	$(59)	$10	$(86)	$(135)
OCI before reclassifications	16	129	(13)	132
Amounts reclassified from AOCI(2)	—	(60)	3	(57)
Net OCI(2)	16	69	(10)	75
Balance at September 30, 2023	$(43)	$79	$(96)	$(60)

Balance at December 31, 2021	$(79)	$(156)	$(83)	$(318)
OCI before reclassifications	4	151	7	162
Amounts reclassified from AOCI(3)	10	20	6	36
Net OCI(3)	14	171	13	198
Balance at September 30, 2022	$(65)	$15	$(70)	$(120)
SDG&E:
Balance at December 31, 2022 and September 30, 2023			$(7)	$(7)

Balance at December 31, 2021			$(10)	$(10)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance at September 30, 2022			$(9)	$(9)
SoCalGas:
Balance at December 31, 2022		$(12)	$(12)	$(24)
Amounts reclassified from AOCI		1	1	2
Net OCI		1	1	2
Balance at September 30, 2023		$(11)	$(11)	$(22)

Balance at December 31, 2021		$(13)	$(18)	$(31)
Amounts reclassified from AOCI		1	2	3
Net OCI		1	2	3
Balance at September 30, 2022		$(12)	$(16)	$(28)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.
(2)    Total AOCI includes ($46) of financial instruments associated with sale of NCI to KKR Denali, which we discuss below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).
(3)    Total AOCI includes $9 of foreign currency translation adjustments associated with sale of NCI to ADIA, which we discuss below in “Other Noncontrolling Interests – Sempra Infrastructure.” This transaction did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about AOCI	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended September 30,
	2023	2022
Sempra:
Financial instruments:
Interest rate instruments	$1	$2	Interest Expense
Interest rate instruments	(12)	1	Equity Earnings(1)
Foreign exchange instruments	(1)	—	Other Income (Expense), Net
Foreign exchange instruments	(1)	—	Equity Earnings
Interest rate and foreign exchange instruments	—	3	Other Income (Expense), Net
Total, before income tax	(13)	6
	2	(2)	Income Tax Benefit (Expense)
Total, net of income tax	(11)	4
	6	1	Earnings Attributable to Noncontrolling Interests
Total, net of income tax and after NCI	$(5)	$5

Pension and PBOP(2):
Amortization of actuarial loss	$1	$2	Other Income (Expense), Net
Amortization of prior service cost	1	1	Other Income (Expense), Net
Total, before income tax	2	3
	(1)	(1)	Income Tax Benefit (Expense)
Total, net of income tax	$1	$2

Total reclassifications for the period, net of income tax and after NCI	$(4)	$7
SDG&E:
Pension and PBOP(2):
Amortization of actuarial loss	$—	$1	Other Income, Net

Total reclassifications for the period, net of income tax	$—	$1
SoCalGas:
Pension and PBOP(2):
Amortization of prior service cost	$—	$1	Other Expense, Net

Total reclassifications for the period, net of income tax	$—	$1
(1)    Equity earnings at our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Net Periodic Benefit Cost” above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about AOCI	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Nine months ended September 30,
	2023	2022
Sempra:
Foreign currency translation adjustments	$—	$1	Operation and Maintenance

Financial instruments:
Interest rate instruments	$1	$1	Interest Expense
Interest rate instruments	(33)	28	Equity Earnings(1)
Foreign exchange instruments	—	(2)	Revenues: Energy-Related Businesses
	1	1	Other Income (Expense), Net
Foreign exchange instruments	1	(1)	Equity Earnings(1)
Interest rate and foreign exchange instruments	(1)	(1)	Interest Expense
	(6)	(3)	Other Income (Expense), Net
Total, before income tax	(37)	23
	5	(7)	Income Tax Benefit (Expense)
Total, net of income tax	(32)	16
	18	4	Earnings Attributable to Noncontrolling Interests
Total, net of income tax and after NCI	$(14)	$20

Pension and PBOP(2):
Amortization of actuarial loss	$2	$6	Other Income (Expense), Net
Amortization of prior service cost	2	3	Other Income (Expense), Net
Total, before income tax	4	9
	(1)	(3)	Income Tax Benefit (Expense)
Total, net of income tax	$3	$6

Total reclassifications for the period, net of income tax and after NCI	$(11)	$27
SDG&E:
Pension and PBOP(2):
Amortization of actuarial loss	$—	$1	Other Income, Net

Total reclassifications for the period, net of income tax	$—	$1
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$1	Interest Expense

Pension and PBOP(2):
Amortization of actuarial loss	$—	$1	Other Expense, Net
Amortization of prior service cost	1	1	Other Expense, Net
Total, net of income tax	$1	$2

Total reclassifications for the period, net of income tax	$2	$3
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
Sempra Common Stock Split in the Form of a Stock Dividend
On August 2, 2023, Sempra’s board of directors declared a two-for-one split of Sempra’s common stock in the form of a 100% stock dividend for shareholders of record at the close of business on August 14, 2023. Each such shareholder of record received one additional share of Sempra common stock for every then-held share of Sempra common stock, which was distributed after the close of trading on August 21, 2023. Sempra’s common stock began trading on a post-split basis effective August 22, 2023. Sempra’s common stock continues to have no par value with 1,125,000,000 authorized shares.
All shares and per share information related to issued and outstanding common stock and outstanding equity awards with respect to common stock have been retroactively adjusted to reflect the stock split and are presented on a post-split basis herein.
Sempra Common Stock Repurchases
In the nine months ended September 30, 2023 and 2022, we repurchased 411,447 shares for $32 million and 404,806 shares for $28 million, respectively, of our common stock from long-term incentive plan participants to satisfy minimum statutory tax withholding requirements in connection with the vesting of RSUs and exercise of stock options.
On January 11, 2022, we entered into an ASR program under which we prepaid $200 million to repurchase shares of our common stock in a share forward transaction. A total of 2,945,512 shares were purchased under this program at an average price of $67.90 per share. The total number of shares purchased was determined by dividing the $200 million purchase price by the arithmetic average of the volume-weighted average trading prices of shares of our common stock during the valuation period of January 12, 2022 through February 11, 2022, minus a fixed discount. The ASR program was completed on February 11, 2022.
On April 6, 2022, we entered into an ASR program under which we prepaid $250 million to repurchase shares of our common stock in a share forward transaction. A total of 2,943,914 shares were purchased under this program at an average price of $84.92 per share. The total number of shares purchased was determined by dividing the $250 million purchase price by the arithmetic average of the volume-weighted average trading prices of shares of our common stock during the valuation period of April 7, 2022 through April 25, 2022, minus a fixed discount. The ASR program was completed on April 25, 2022.
Other Noncontrolling Interests
The following table provides information about NCI held by others in subsidiaries or entities consolidated by us and recorded in Other Noncontrolling Interests in Total Equity on Sempra’s Condensed Consolidated Balance Sheets.

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity held by noncontrolling interests
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Sempra Infrastructure:
SI Partners	30.0%	30.0%	$4,011	$2,060
SI Partners subsidiaries(1)	0.1 - 42.0	0.1 - 16.6	989	61
Total Sempra			$5,000	$2,121
(1)    SI Partners has subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.

Sempra Infrastructure
Sale of NCI to KKR Denali. In September 2023, an indirect subsidiary of SI Partners completed the sale of an indirect 42% NCI in the PA LNG Phase 1 project to KKR Denali for aggregate cash consideration of approximately $984 million, including its pro rata equity share of development costs incurred prior to the closing that exceeded $439 million, subject to customary post-closing adjustments. As a result of this sale, we recorded a $1.1 billion increase in equity held by NCI and a decrease in Sempra’s shareholders’ equity of $56 million, including $11 million in transaction costs and net of a $22 million tax benefit.
At the closing of the sale of NCI to KKR Denali, the associated limited liability company agreement was amended and restated to include KKR Denali as a member of such company and to set forth certain governance and other agreements with respect to the funding of the PA LNG Phase 1 project. Pursuant to the limited liability company agreement, (i) the indirect subsidiary of SI Partners (a) is the managing member; (b) exclusively holds the right to make decisions with respect to certain expansions, such as the potential PA LNG Phase 2 project; (c) has certain rights to preferential distributions from specified revenues and expansion true-up payments; and (d) through a parent entity that is a subsidiary of Sempra, bears a disproportionately higher allocation of certain capital contribution commitments in certain budgetary overrun scenarios, and (ii) KKR Denali has certain investor protection voting rights. The indirect subsidiary of SI Partners and KKR Denali have also made capital contribution commitments to fund their respective equity share of the equity funding amount of anticipated development costs of the PA LNG Phase 1 project, except in those certain budget overrun scenarios discussed above.
Upon closing the sale of NCI to KKR Denali, Sempra holds an indirect interest in the PA LNG Phase 1 project of 19.6%.
Sale of NCI to ConocoPhillips Affiliate. In March 2023, an indirect subsidiary of SI Partners completed the sale of an indirect 30% NCI in the PA LNG Phase 1 project to an affiliate of ConocoPhillips for aggregate cash consideration of $254 million, subject to customary post-closing adjustments. As a result of this sale, we recorded a $234 million increase in equity held by NCI and an increase in Sempra’s shareholders’ equity of $12 million, net of $3 million in transaction costs and $5 million in tax expense.
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
Contributions from NCI. In October 2021, KKR Pinnacle acquired a 20% NCI in SI Partners. Under the limited partnership agreement that governs our and KKR Pinnacle’s respective rights and obligations in respect of our and their ownership interests in SI Partners, KKR Pinnacle was entitled to a $200 million credit from Sempra to be applied to capital calls once an LNG project reached a positive final investment decision and met certain projected internal rates of return. In the three months and nine months ended September 30, 2023, KKR Pinnacle used $14 million and $200 million, respectively, of this credit to fund its share of contributions to SI Partners. As a result, we recorded a $200 million increase in equity held by NCI and a decrease in Sempra’s shareholders’ equity of $145 million, net of a tax benefit.

SEMPRA EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Earnings attributable to common shares	$721	$485	$2,293	$1,656

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	630,036	629,447	629,963	630,603
Dilutive effect of stock options and RSUs(2)	2,288	2,728	2,268	2,311
Weighted-average common shares outstanding for diluted EPS	632,324	632,175	632,231	632,914

EPS:
Basic	$1.14	$0.77	$3.64	$2.63
Diluted	$1.14	$0.77	$3.63	$2.62
(1)    Includes 716 and 803 fully vested RSUs held in our Deferred Compensation Plan for the three months ended September 30, 2023 and 2022, respectively, and 716 and 805 of such RSUs for the nine months ended September 30, 2023 and 2022, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and nine months ended September 30, 2023 excludes 624,242 and 470,804 potentially dilutive shares, respectively, and the computation of diluted EPS for the three months and nine months ended September 30, 2022 excludes no potentially dilutive shares and 230,752 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
Pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Development Committee of Sempra’s board of directors granted 326,574 nonqualified stock options, 661,620 performance-based RSUs and 272,729 service-based RSUs in the nine months ended September 30, 2023, primarily in January.
We discuss share-based compensation plans and related awards and the terms and conditions of Sempra’s equity securities further in Notes 10, 13 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	September 30, 2023	December 31, 2022
Sempra:
Tax sharing arrangement with Oncor Holdings	$34	$41
Various affiliates	8	13
Total due from unconsolidated affiliates – current	$42	$54

Sempra Infrastructure(1):
TAG Pipelines Norte, S. de R.L. de C.V. – 5.5% Note due January 9, 2024	$(5)	$—
Total due to unconsolidated affiliates – current	$(5)	$—

Sempra Infrastructure(1):
TAG Pipelines Norte, S. de R.L. de C.V.:
5.5% Note due January 9, 2024	$—	$(40)
5.5% Note due January 14, 2025	(24)	(23)
5.5% Note due July 16, 2025	(22)	(21)
5.5% Note due January 14, 2026	(20)	(19)
5.5% Note due July 14, 2026	(11)	(11)
5.5% Note due January 19, 2027	(14)	—
5.5% Note due July 21, 2027	(17)	—
TAG – 5.74% Note due December 17, 2029	(195)	(187)
Total due to unconsolidated affiliates – noncurrent	$(303)	$(301)
SDG&E:
SoCalGas	$8	$—
Total due from unconsolidated affiliates – current	$8	$—

Sempra	$(38)	$(49)
SoCalGas	—	(72)
Various affiliates	(11)	(14)
Total due to unconsolidated affiliates – current	$(49)	$(135)

Income taxes due (to) from Sempra(2)	$(43)	$10
SoCalGas:
SDG&E	$—	$72
Various affiliates	1	5
Total due from unconsolidated affiliates – current	$1	$77

Sempra	$(30)	$(36)
SDG&E	(8)	—
Total due to unconsolidated affiliates – current	$(38)	$(36)

Income taxes due to Sempra(2)	$(6)	$(16)
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

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sempra:
Revenues	$10	$10	$34	$32
Interest income	—	2	—	16
Interest expense	3	4	11	12
SDG&E:
Revenues	$5	$4	$15	$12
Cost of sales	25	17	82	67
SoCalGas:
Revenues	$29	$24	$91	$73
Cost of sales(1)	2	(1)	37	(5)
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provided guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement, which remain outstanding. We discuss these guarantees in Note 5 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER INCOME (EXPENSE), NET
Other Income (Expense), Net, consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sempra:
Allowance for equity funds used during construction	$35	$35	$105	$104
Investment losses, net(1)	(19)	(13)	(2)	(60)
Gains (losses) on interest rate and foreign exchange instruments, net	1	(3)	5	2
Foreign currency transaction (losses) gains, net(2)	(3)	4	1	(18)
Non-service components of net periodic benefit cost	(28)	(77)	(79)	(45)
Interest on regulatory balancing accounts, net	19	7	56	12
Sundry, net	(2)	7	(11)	2
Total	$3	$(40)	$75	$(3)
SDG&E:
Allowance for equity funds used during construction	$21	$22	$67	$64
Non-service components of net periodic benefit cost	(5)	(17)	(14)	(8)
Interest on regulatory balancing accounts, net	10	5	31	9
Sundry, net	(1)	2	(9)	3
Total	$25	$12	$75	$68
SoCalGas:
Allowance for equity funds used during construction	$14	$14	$38	$40
Non-service components of net periodic benefit cost	(22)	(58)	(60)	(32)
Interest on regulatory balancing accounts, net	9	2	25	3
Sundry, net	(3)	(1)	(12)	(16)
Total	$(2)	$(43)	$(9)	$(5)
(1)    Represents net investment losses on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.
(2)    Includes losses of $11 in the nine months ended September 30, 2022 from translation to U.S. dollars of a Mexican peso-denominated loan to IMG, which are offset by corresponding amounts included in Equity Earnings on the Condensed Consolidated Statement of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX (BENEFIT) EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sempra:
Income tax (benefit) expense	$(52)	$21	$499	$435

Income before income taxes and equity earnings	$323	$165	$2,175	$1,194
Equity earnings, before income tax(1)	133	134	418	436
Pretax income	$456	$299	$2,593	$1,630

Effective income tax rate	(11)%	7%	19%	27%
SDG&E:
Income tax (benefit) expense	$(15)	$35	$(4)	$141
Income before income taxes	$259	$306	$712	$822
Effective income tax rate	(6)%	11%	(1)%	17%
SoCalGas:
Income tax (benefit) expense	$(5)	$(28)	$68	$75
Income (loss) before income taxes	$11	$(110)	$600	$415
Effective income tax rate	(45)%	25%	11%	18%
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

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. As a result of this Revenue Procedure, SoCalGas updated its assessment of prior years’ unrecognized income tax benefits and, in the nine months ended September 30, 2023, recorded an income tax benefit of $43 million for previously unrecognized income tax benefits pertaining to gas repairs expenditures. SoCalGas recorded an associated regulatory liability for the portion that will benefit customers in the future. We are assessing the potential future impacts of this Revenue Procedure.
In the nine months ended September 30, 2022, we recognized income tax expense of $120 million for a deferred income tax liability related to outside basis differences in our foreign subsidiaries that we had previously considered to be indefinitely reinvested.

NOTE 2. NEW ACCOUNTING STANDARDS
There are no recent accounting pronouncements that have had or may have a significant effect on our results of operations, financial condition, cash flows and/or disclosures.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended September 30, 2023
By major service line:
Utilities	$1,438	$1,120	$18	$(35)	$2,541
Energy-related businesses	—	—	369	(16)	353
Revenues from contracts with customers	$1,438	$1,120	$387	$(51)	$2,894

By market:
Gas	$182	$1,120	$234	$(30)	$1,506
Electric	1,256	—	153	(21)	1,388
Revenues from contracts with customers	$1,438	$1,120	$387	$(51)	$2,894

Revenues from contracts with customers	$1,438	$1,120	$387	$(51)	$2,894
Utilities regulatory revenues	4	193	—	—	197
Other revenues	—	—	242	1	243
Total revenues	$1,442	$1,313	$629	$(50)	$3,334

	Nine months ended September 30, 2023
By major service line:
Utilities	$4,603	$6,252	$67	$(107)	$10,815
Energy-related businesses	—	—	916	(56)	860
Revenues from contracts with customers	$4,603	$6,252	$983	$(163)	$11,675

By market:
Gas	$988	$6,252	$605	$(95)	$7,750
Electric	3,615	—	378	(68)	3,925
Revenues from contracts with customers	$4,603	$6,252	$983	$(163)	$11,675

Revenues from contracts with customers	$4,603	$6,252	$983	$(163)	$11,675
Utilities regulatory revenues	(246)	322	—	—	76
Other revenues	—	—	1,502	(24)	1,478
Total revenues	$4,357	$6,574	$2,485	$(187)	$13,229

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended September 30, 2022
By major service line:
Utilities	$1,383	$1,214	$19	$(29)	$2,587
Energy-related businesses	—	—	532	(13)	519
Revenues from contracts with customers	$1,383	$1,214	$551	$(42)	$3,106

By market:
Gas	$175	$1,214	$379	$(30)	$1,738
Electric	1,208	—	172	(12)	1,368
Revenues from contracts with customers	$1,383	$1,214	$551	$(42)	$3,106

Revenues from contracts with customers	$1,383	$1,214	$551	$(42)	$3,106
Utilities regulatory revenues	186	171	—	—	357
Other revenues	—	—	146	8	154
Total revenues	$1,569	$1,385	$697	$(34)	$3,617

	Nine months ended September 30, 2022
By major service line:
Utilities	$4,134	$4,473	$67	$(85)	$8,589
Energy-related businesses	—	—	1,281	(42)	1,239
Revenues from contracts with customers	$4,134	$4,473	$1,348	$(127)	$9,828

By market:
Gas	$664	$4,473	$948	$(75)	$6,010
Electric	3,470	—	400	(52)	3,818
Revenues from contracts with customers	$4,134	$4,473	$1,348	$(127)	$9,828

Revenues from contracts with customers	$4,134	$4,473	$1,348	$(127)	$9,828
Utilities regulatory revenues	279	406	—	—	685
Other revenues	—	—	462	9	471
Total revenues	$4,413	$4,879	$1,810	$(118)	$10,984
REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, at September 30, 2023, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations at September 30, 2023.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2023 (excluding first nine months of 2023)	$85	$1
2024	300	4
2025	338	4
2026	365	4
2027	365	4
Thereafter	4,077	59
Total revenues to be recognized	$5,530	$76
(1)    Excludes intercompany transactions.

Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the nine months ended September 30, 2023 or 2022. Sempra Infrastructure recorded a contract liability for funds held as collateral in lieu of a customer’s letters of credit associated with its LNG storage and regasification agreement.

CONTRACT LIABILITIES
(Dollars in millions)
	2023	2022
Sempra:
Contract liabilities at January 1	$(252)	$(278)
Revenue from performance obligations satisfied during reporting period	9	129
Payments received in advance	(21)	(105)
Contract liabilities at September 30(1)	$(264)	$(254)
SDG&E:
Contract liabilities at January 1	$(79)	$(83)
Revenue from performance obligations satisfied during reporting period	3	3
Contract liabilities at September 30(2)	$(76)	$(80)
(1)     Balances at September 30, 2023 include $9 in Other Current Liabilities and $255 in Deferred Credits and Other.
(2)     Balances at September 30, 2023 include $4 in Other Current Liabilities and $72 in Deferred Credits and Other.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	September 30, 2023	December 31, 2022
Sempra:
Accounts receivable – trade, net(1)	$1,780	$2,291
Accounts receivable – other, net	15	25
Due from unconsolidated affiliates – current(2)	5	9
Other long-term assets(3)	1	9
Total	$1,801	$2,334
SDG&E:
Accounts receivable – trade, net(1)	$952	$799
Accounts receivable – other, net	13	12
Due from unconsolidated affiliates – current(2)	6	2
Other long-term assets(3)	1	6
Total	$972	$819
SoCalGas:
Accounts receivable – trade, net	$665	$1,295
Accounts receivable – other, net	2	13
Other long-term assets(3)	—	3
Total	$667	$1,311
(1)     At September 30, 2023 and December 31, 2022, includes $201 and $72, respectively, of receivables due from customers that were billed on behalf of CCAs, which are not included in revenues.
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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	September 30, 2023	December 31, 2022

SDG&E:
Fixed-price contracts and other derivatives	$(10)	$(110)
Deferred income taxes recoverable in rates	518	296
Pension and PBOP plan obligations	(2)	11
Removal obligations	(2,382)	(2,248)
Environmental costs	105	107
Sunrise Powerlink fire mitigation	123	123
Regulatory balancing accounts(1)(2):
Commodity – electric	111	220
Gas transportation	15	60
Safety and reliability	186	107
Public purpose programs	(133)	(69)
Wildfire mitigation plan	607	375
Liability insurance premium	96	99
Other balancing accounts	(338)	(50)
Other regulatory assets, net(2)	96	137
Total SDG&E	(1,008)	(942)
SoCalGas:
Deferred income taxes recoverable in rates	244	161
Pension and PBOP plan obligations	(265)	(170)
Employee benefit costs	24	24
Removal obligations	(597)	(616)
Environmental costs	39	38
Regulatory balancing accounts(1)(2):
Commodity – gas, including transportation	(356)	(257)
Safety and reliability	691	575
Public purpose programs	(149)	(158)
Liability insurance premium	23	23
Other balancing accounts	519	115
Other regulatory assets, net(2)	224	223
Total SoCalGas	397	(42)
Sempra Infrastructure:
Deferred income taxes recoverable in rates	78	78
Other regulatory assets	3	—
Total Sempra Infrastructure	81	78
Total Sempra	$(530)	$(906)
(1)    At September 30, 2023 and December 31, 2022, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $842 and $562, respectively, and for SoCalGas was $957 and $692, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.

SEMPRA CALIFORNIA
CPUC GRC
The CPUC uses GRCs to set revenues to allow SDG&E and SoCalGas to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.
In May 2022, SDG&E and SoCalGas filed their 2024 GRC applications requesting CPUC approval of test year revenue requirements for 2024 and attrition year adjustments for 2025 through 2027. SDG&E and SoCalGas requested revenue requirements for 2024 of $3.0 billion and $4.4 billion, respectively. SDG&E and SoCalGas proposed post-test year revenue requirement changes using various mechanisms that are estimated to result in annual increases of approximately 8% to 11% at SDG&E and approximately 6% to 8% at SoCalGas. Intervening parties have proposed various adjustments to SDG&E’s and SoCalGas’ revenue requirement requests. In October 2022, the CPUC issued a scoping ruling that set a schedule for the proceeding, including the expected issuance of a proposed decision in the second quarter of 2024. The CPUC has authorized SDG&E and SoCalGas to recognize the effects of the GRC final decision retroactive to January 1, 2024. In October 2023, SDG&E submitted a separate request with the CPUC in its 2024 GRC describing $2.2 billion in costs to implement its wildfire mitigation plans from 2019 through 2022, and seeking review and recovery of the incremental wildfire mitigation plan costs incurred during that period, totaling $1.5 billion. SDG&E expects to receive a proposed decision on this request in the second half of 2024. SDG&E also expects to submit in mid-2024 a separate request in its 2024 GRC for review and recovery of its wildfire mitigation plan costs incurred in 2023. The results of the GRC may materially and adversely differ from what is contained in the GRC applications.
CPUC Cost of Capital
The CPUC approved the following cost of capital for SDG&E and SoCalGas that became effective on January 1, 2023 and will remain in effect through December 31, 2025, subject to the CCM. The CPUC has issued a ruling to initiate a second phase of this cost of capital proceeding to evaluate potential modifications to the CCM.

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

The CCM was triggered for SDG&E and SoCalGas on September 30, 2023 and, subject to regulatory approval, would increase each of their authorized rates of return effective January 1, 2024 as follows:

PROPOSED CPUC COST OF CAPITAL FOR 2024 – 2025

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
45.25%	4.34%	1.96%	Long-Term Debt	45.60%	4.54%	2.07%
2.75	6.22	0.17	Preferred Equity	2.40	6.00	0.14
52.00	10.65	5.54	Common Equity	52.00	10.50	5.46
100.00%		7.67%		100.00%		7.67%

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
In the nine months ended September 30, 2023 and 2022, Sempra contributed $270 million and $256 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $323 million and $255 million, respectively, to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating revenues	$1,592	$1,438	$4,227	$3,980
Operating expenses	(1,007)	(929)	(3,007)	(2,734)
Income from operations	585	509	1,220	1,246
Interest expense	(140)	(115)	(396)	(331)
Income tax expense	(81)	(70)	(148)	(164)
Net income	376	315	672	732
Noncontrolling interest held by Texas Transmission Investment LLC	(75)	(62)	(135)	(146)
Earnings attributable to Sempra(1)	301	253	537	586
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing arrangement and changes in basis differences in AOCI within the carrying value of our equity method investment.

SEMPRA INFRASTRUCTURE
Cameron LNG JV
In the nine months ended September 30, 2023 and 2022, Sempra Infrastructure contributed $11 million and $19 million, respectively, to Cameron LNG JV, and Cameron LNG JV distributed $339 million and $388 million, respectively, to Sempra Infrastructure.
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $19 million at September 30, 2023, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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
In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 8). At September 30, 2023, the fair value of the Support Agreement was $18 million, of which $7 million is included in Other Current Assets and $11 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
TAG
In the nine months ended September 30, 2023 and 2022, TAG distributed $36 million and $32 million, respectively, to Sempra Infrastructure.

IMG
In the nine months ended September 30, 2023, IMG distributed $6 million to Sempra Infrastructure.

NOTE 6. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At September 30, 2023, Sempra had an aggregate capacity of $9.9 billion under seven primary committed lines of credit, which provide liquidity and support commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		September 30, 2023
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Letters of credit outstanding	Available unused credit
Sempra	October 2028(1)	$4,000	$(970)	$—	$—	$3,030
SDG&E	October 2028(1)	1,500	—	—	—	1,500
SoCalGas	October 2028(1)	1,200	(421)	—	—	779
SI Partners and IEnova	September 2025(2)	500	—	(350)	—	150
SI Partners and IEnova	August 2026(3)	1,000	—	—	—	1,000
SI Partners and IEnova	August 2028(4)	1,500	—	(201)	—	1,299
Port Arthur LNG	March 2030	200	—	—	(25)	175
Total		$9,900	$(1,391)	$(551)	$(25)	$7,933
(1)    In October 2023, Sempra, SDG&E and SoCalGas each amended their respective credit facility to extend the expiration date from October 2027 to October 2028. Each credit facility will maintain a syndicate of 23 lenders through October 2027, at which time the syndicate of lenders for each credit facility will be reduced to 22 unless a new or existing lender agrees to assume the 23rd lender’s commitment. Such a reduction in lenders would result in a reduction to the available credit capacity to $3,845, $1,442 and $1,153 for Sempra, SDG&E and SoCalGas, respectively, through October 2028.
(2)    In September 2023, the $150 facility was terminated and the $350 facility was amended to increase the commitment to $500, adjust the applicable margin to 80 bps (including credit adjustment spread), and extend the expiration date from September 2023 to September 2025.
(3)    In August 2023, the facility was amended to include IEnova as a co-borrower, adjust the Term SOFR credit adjustment spread to 10 bps in all tenors, and extend the expiration date from November 2024 to August 2026. Additionally, either SI Partners or IEnova has the right to increase the total facility to $1,500, subject to lender approval.
(4)    In August 2023, the facility was amended to extend the expiration date from February 2024 to August 2028.

Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At September 30, 2023, each entity was in compliance with this ratio under its respective credit facility.
SI Partners must maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in each of the applicable credit facilities) of no more than 5.25 to 1.00 at the end of each quarter. At September 30, 2023, SI Partners was in compliance with this ratio.
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

Uncommitted Line of Credit
ECA LNG Phase 1 has an uncommitted line of credit, which is generally used for working capital requirements, with an aggregate capacity of $200 million of which $37 million was outstanding at September 30, 2023. The amounts outstanding are before reductions of any unamortized discounts. Borrowings can be in U.S. dollars or Mexican pesos. At September 30, 2023, outstanding amounts were borrowed in Mexican pesos and bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 105 bps. In June 2023, the facility was amended to extend the expiration date to August 2024 and replace the London Interbank Offered Rate reference rate plus 105 bps with the SOFR reference rate plus 115 bps. As such, borrowings made in U.S. dollars bear interest at a variable rate based on the one-month or three-month SOFR plus 115 bps.
Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At September 30, 2023, we had $508 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT
(Dollars in millions)
		September 30, 2023
	Expiration date range	Uncommitted letters of credit outstanding
SDG&E	January 2024 - May 2024	$15
SoCalGas	March 2024 - November 2024	20
Sempra Infrastructure	October 2023 - October 2043	307
Parent and other	March 2024 - September 2024	166
Total		$508
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
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	September 30, 2023	December 31, 2022
Sempra	5.86%	5.57%
SDG&E	—	4.76
SoCalGas	5.37	4.71
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

In August 2023, SDG&E issued $600 million aggregate principal amount of 4.95% green first mortgage bonds due in full upon maturity on August 15, 2028 and received proceeds of $593 million (net of debt discount, underwriting discounts and debt issuance costs of $7 million). The first mortgage bonds are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SDG&E intends to use the net proceeds to finance or refinance investments in eligible projects that fall into one or more of the following categories: climate change adaptation, clean energy solutions and clean transportation.
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
Sempra
In June 2023, Sempra issued $550 million aggregate principal amount of 5.40% senior unsecured notes due in full upon maturity on August 1, 2026 and received proceeds of $545 million (net of debt discount, underwriting discounts and debt issuance costs of $5 million), and $700 million aggregate principal amount of 5.50% senior unsecured notes due in full upon maturity on August 1, 2033 and received proceeds of $692 million (net of debt discount, underwriting discounts and debt issuance costs of $8 million). Each series of notes is redeemable prior to maturity, subject to its terms, and in certain circumstances subject to make-whole provisions. We used the net proceeds for general corporate purposes, including repayment of commercial paper and other indebtedness.
Sempra Infrastructure
ECA LNG Phase 1
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025 for an aggregate principal amount of up to $1.3 billion. IEnova and TotalEnergies SE have provided guarantees for repayment of the loans plus accrued and unpaid interest of 83.4% and 16.6%, respectively. At September 30, 2023 and December 31, 2022, $782 million and $575 million, respectively, of borrowings from external lenders were outstanding under the loan agreement, with a weighted-average interest rate of 8.35% and 7.54%, respectively.
Port Arthur LNG
In March 2023, Port Arthur LNG entered into a term loan facility agreement with a syndicate of lenders for an aggregate principal amount of approximately $6.8 billion. Proceeds from the loans will be used to finance the cost of construction of the PA LNG Phase 1 project. The loans mature on March 20, 2030 and bear interest by reference to Term SOFR, plus the applicable margin and a credit adjustment spread. The applicable margin prior to completion of the PA LNG Phase 1 project (which occurs upon the satisfaction or waiver of a series of customary operational, technical, environmental and social and other tests and conditions that generally would not be fully met until after the commercial operations date) is 2.00% and on completion and thereafter is 2.25%. The principal amounts outstanding on the loans must be repaid in quarterly installments, commencing on the earlier of (i) the first quarterly payment date occurring more than three calendar months following completion of the PA LNG Phase 1 project and (ii) April 20, 2029. Under the terms of the loan agreement, at least 60% of the projected outstanding balance is required to be hedged during construction and over the underlying 20-year notional amortization period. As we discuss in Note 7, Port Arthur LNG entered into hedging instruments in satisfaction of this requirement in March 2023. An upfront equity funding amount of $4.7 billion is required to have been contributed to Port Arthur LNG for construction costs as a condition to the initial advance of term loans under the agreement (other than advances for fees, interest, expenses and certain other specified costs). Port Arthur LNG paid $200 million in debt issuance costs at closing. Additionally, the loan agreement and the related working capital facility agreement that we discuss above require payment of commitment fees calculated at a rate per annum equal to 30% of the applicable margin for Term SOFR loans multiplied by the outstanding debt commitments, and additional administrative fees. At September 30, 2023, $243 million of borrowings were outstanding under the loan agreement, with an all-in weighted-average interest rate of 5.71%.

In connection with this loan agreement, SI Partners and ConocoPhillips have collectively provided commitments for approximately $2.8 billion in equity funding for the benefit of Port Arthur LNG for their respective affiliate’s share of the equity funding of anticipated construction costs of the PA LNG Phase 1 project in excess of the upfront equity funding amount of $4.7 billion. The amount of each commitment is based on each of SI Partners’ and ConocoPhillips’ proportionate indirect ownership interest in Port Arthur LNG of 70% and 30%, respectively, as of the March 2023 loan agreement. The obligation under these guarantees will be reduced as their respective affiliates fund their direct proportionate interest of capital calls. Such equity funding can be called upon by Port Arthur LNG to fund project costs or, upon the taking of an enforcement action under the terms of Port Arthur LNG’s finance documents, to pay its senior debt obligations.
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
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	September 30, 2023	December 31, 2022
Sempra:
Natural gas	MMBtu	441	254
Electricity	MWh	—	1
Congestion revenue rights	MWh	40	42
SDG&E:
Natural gas	MMBtu	16	15
Congestion revenue rights	MWh	40	42
SoCalGas:
Natural gas	MMBtu	347	224
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

INTEREST RATE DERIVATIVES
(Dollars in millions)
	September 30, 2023		December 31, 2022
	Notional debt	Maturities	Notional debt	Maturities
Sempra:
Cash flow hedges(1)	$4,454	2023-2048	$294	2023-2034
(1)    At September 30, 2023 and December 31, 2022, cash flow hedges accrued interest based on a notional of $491 and $294, respectively.
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
The following table presents the net notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	September 30, 2023		December 31, 2022
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cross-currency swaps	$—	—	$306	2023
Other foreign currency derivatives	150	2023-2025	111	2023-2024

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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2023
	Current assets: Fixed-price contracts and other derivatives(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$15	$363	$—	$—
Foreign exchange instruments	—	1	(8)	—
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	175	25	(172)	(29)
Associated offsetting commodity contracts	(166)	(22)	166	22
Commodity contracts subject to rate recovery	22	15	(171)	(6)
Associated offsetting commodity contracts	(16)	(3)	16	3
Associated offsetting cash collateral	—	—	—	1
Net amounts presented on the balance sheet	30	379	(169)	(9)
Additional cash collateral for commodity contracts not subject to rate recovery	89	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	82	—	—	—
Total(2)	$201	$379	$(169)	$(9)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$18	$15	$(13)	$(4)
Associated offsetting commodity contracts	(12)	(3)	12	3
Associated offsetting cash collateral	—	—	—	1
Net amounts presented on the balance sheet	6	12	(1)	—
Additional cash collateral for commodity contracts subject to rate recovery	80	—	—	—
Total(2)	$86	$12	$(1)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4	$—	$(158)	$(2)
Associated offsetting commodity contracts	(4)	—	4	—
Net amounts presented on the balance sheet	—	—	(154)	(2)
Additional cash collateral for commodity contracts subject to rate recovery	2	—	—	—
Total	$2	$—	$(154)	$(2)
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

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended September 30,			Three months ended September 30,
	2023	2022	Location	2023	2022
Sempra:
Interest rate instruments	$320	$4	Interest Expense	$(1)	$(2)
Interest rate instruments	32	68	Equity Earnings(1)	12	(1)
Foreign exchange instruments	8	2	Revenues: Energy- Related Businesses	—	—
			Other Income (Expense), Net	1	—
Foreign exchange instruments	7	1	Equity Earnings(1)	1	—
Interest rate and foreign exchange instruments	—	—	Other Income (Expense), Net	—	(3)
Total	$367	$75		$13	$(6)

	Nine months ended September 30,			Nine months ended September 30,
	2023	2022	Location	2023	2022
Sempra:
Interest rate instruments	$337	$39	Interest Expense	$(1)	$(1)
Interest rate instruments	56	212	Equity Earnings(1)	33	(28)
Foreign exchange instruments	—	(1)	Revenues: Energy- Related Businesses	—	2
			Other Income (Expense), Net	(1)	(1)
Foreign exchange instruments	1	(1)	Equity Earnings(1)	(1)	1
Interest rate and foreign exchange instruments	7	13	Interest Expense	1	1
			Other Income (Expense), Net	6	3
Total	$401	$262		$37	$(23)
SoCalGas:
Interest rate instruments	$—	$—	Interest Expense	$(1)	$(1)
(1)    Equity earnings at our foreign equity method investees are recognized after tax.

For Sempra, we expect that net gains before NCI of $48 million, which are net of income tax expense, that are currently recorded in AOCI (with net gains of $22 million attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at September 30, 2023 is approximately 24 years for Sempra. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 16 years.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended September 30,		Nine months ended September 30,
	Location	2023	2022	2023	2022
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$83	$(227)	$785	$(455)
Commodity contracts subject to rate recovery	Cost of Natural Gas	(125)	(11)	(172)	(15)
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	23	16	5	10
Interest rate instrument	Interest Expense	—	—	(47)	—
Total		$(19)	$(222)	$571	$(460)
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$23	$16	$5	$10
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(125)	$(11)	$(172)	$(15)
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
For Sempra, the total fair value of this group of derivative instruments in a liability position at September 30, 2023 and December 31, 2022 was $160 million and $106 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at September 30, 2023 and December 31, 2022 was $157 million and $69 million, respectively. SDG&E did not have this group of derivative instruments in a liability position at September 30, 2023 or December 31, 2022. At September 30, 2023, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $160 million and $157 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2023 and December 31, 2022. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair-valued assets and liabilities and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2022.
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

RECURRING FAIR VALUE MEASURES – SEMPRA
(Dollars in millions)
	Level 1	Level 2	Level 3	Total
	Fair value at September 30, 2023
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$21	$3	$—	$24
Equity securities	291	4	—	295
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	27	16	—	43
Municipal bonds	—	260	—	260
Other securities	—	216	—	216
Total debt securities	27	492	—	519
Total nuclear decommissioning trusts(1)	339	499	—	838
Short-term investments held in Rabbi Trust	62	—	—	62
Interest rate instruments	—	378	—	378
Foreign exchange instruments	—	1	—	1
Commodity contracts not subject to rate recovery	—	12	—	12
Effect of netting and allocation of collateral(2)	89	—	—	89
Commodity contracts subject to rate recovery	—	—	18	18
Effect of netting and allocation of collateral(2)	76	—	6	82
Support Agreement, net of related guarantee fees	—	—	18	18
Total	$566	$890	$42	$1,498
Liabilities:
Foreign exchange instruments	$—	$8	$—	$8
Commodity contracts not subject to rate recovery	—	13	—	13
Commodity contracts subject to rate recovery	2	156	—	158
Effect of netting and allocation of collateral(2)	(1)	—	—	(1)
Total	$1	$177	$—	$178
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

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Level 1	Level 2	Level 3	Total
	Fair value at September 30, 2023
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$21	$3	$—	$24
Equity securities	291	4	—	295
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	27	16	—	43
Municipal bonds	—	260	—	260
Other securities	—	216	—	216
Total debt securities	27	492	—	519
Total nuclear decommissioning trusts(1)	339	499	—	838
Commodity contracts subject to rate recovery	—	—	18	18
Effect of netting and allocation of collateral(2)	74	—	6	80
Total	$413	$499	$24	$936
Liabilities:
Commodity contracts subject to rate recovery	$2	$—	$—	$2
Effect of netting and allocation of collateral(2)	(1)	—	—	(1)
Total	$1	$—	$—	$1

	Fair value at December 31, 2022
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$10	$1	$—	$11
Equity securities	293	4	—	297
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	27	13	—	40
Municipal bonds	—	270	—	270
Other securities	—	227	—	227
Total debt securities	27	510	—	537
Total nuclear decommissioning trusts(1)	330	515	—	845
Commodity contracts subject to rate recovery	82	3	35	120
Effect of netting and allocation of collateral(2)	11	—	6	17
Total	$423	$518	$41	$982
Liabilities:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Total	$—	$1	$—	$1
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Level 1	Level 2	Level 3	Total
	Fair value at September 30, 2023
Assets:
Effect of netting and allocation of collateral(1)	$2	$—	$—	$2
Total	$2	$—	$—	$2
Liabilities:
Commodity contracts subject to rate recovery	$—	$156	$—	$156
Total	$—	$156	$—	$156

	Fair value at December 31, 2022
Assets:
Commodity contracts subject to rate recovery	$—	$16	$—	$16
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$16	$—	$17
Liabilities:
Commodity contracts subject to rate recovery	$—	$69	$—	$69
Total	$—	$69	$—	$69
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended September 30,
	2023	2022
Balance at July 1	$20	$33
Realized and unrealized losses	(2)	(35)
Allocated transmission instruments	1	2
Settlements	(1)	33
Balance at September 30	$18	$33
Change in unrealized gains relating to instruments still held at September 30	$1	$3

	Nine months ended September 30,
	2023	2022
Balance at January 1	$35	$54
Realized and unrealized losses	(10)	(58)
Allocated transmission instruments	(1)	(4)
Settlements	(6)	41
Balance at September 30	$18	$33
Change in unrealized losses relating to instruments still held at September 30	$(8)	$(15)
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
Long-term, fixed-price electricity positions in 2022 that were valued using significant unobservable data were classified as Level 3 because the contract terms related to a delivery location or tenor for which observable market rate information was not available. The fair value of the net electricity positions classified as Level 3 was derived from a discounted cash flow model using market electricity forward price inputs. The range and weighted-average price of these inputs at September 30, 2022 were $26.75 to $127.20 and $68.50, respectively. We summarize long-term, fixed-price electricity position volumes in Note 7.
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended September 30,
	2023	2022
Balance at July 1	$23	$16
Realized and unrealized (losses) gains(1)	(3)	2
Settlements	(2)	(2)
Balance at September 30(2)	$18	$16
Change in unrealized (losses) gains relating to instruments still held at September 30	$(2)	$2

	Nine months ended September 30,
	2023	2022
Balance at January 1	$17	$7
Realized and unrealized gains(1)	7	16
Settlements	(6)	(7)
Balance at September 30(2)	$18	$16
Change in unrealized gains relating to instruments still held at September 30	$7	$15
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $7 in Other Current Assets and $11 in Other Long-term Assets at September 30, 2023 on Sempra’s Condensed Consolidated Balance Sheet.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	September 30, 2023
Sempra:
Long-term note receivable(1)	$330	$—	$—	$295	$295
Long-term amounts due to unconsolidated affiliates	308	—	269	—	269
Total long-term debt(2)	27,657	—	23,765	—	23,765
SDG&E:
Total long-term debt(3)	$8,750	$—	$7,202	$—	$7,202
SoCalGas:
Total long-term debt(4)	$6,759	$—	$5,953	$—	$5,953

	December 31, 2022
Sempra:
Long-term note receivable(1)	$318	$—	$—	$286	$286
Long-term amounts due to unconsolidated affiliates	301	—	263	—	263
Total long-term debt(2)	24,513	—	21,549	—	21,549
SDG&E:
Total long-term debt(3)	$7,800	$—	$6,726	$—	$6,726
SoCalGas:
Total long-term debt(4)	$6,059	$—	$5,538	$—	$5,538
(1)    Before allowances for credit losses of $6 and $7 at September 30, 2023 and December 31, 2022, respectively. Excludes unamortized transaction costs of $4 and $5 at September 30, 2023 and December 31, 2022, respectively.
(2)    Before reductions of unamortized discount and debt issuance costs of $326 and $289 at September 30, 2023 and December 31, 2022, respectively, and excluding finance lease obligations of $1,346 and $1,343 at September 30, 2023 and December 31, 2022, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $90 and $70 at September 30, 2023 and December 31, 2022, respectively, and excluding finance lease obligations of $1,234 and $1,256 at September 30, 2023 and December 31, 2022, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $57 and $48 at September 30, 2023 and December 31, 2022, respectively, and excluding finance lease obligations of $112 and $87 at September 30, 2023 and December 31, 2022, respectively.

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
NUCLEAR DECOMMISSIONING AND FUNDING
As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison began the decommissioning phase of the plant. Major decommissioning work began in 2020. We expect the majority of the decommissioning work to be completed around 2030. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work for Unit 1 will be completed once Units 2 and 3 are dismantled and the spent fuel is removed from the site. The spent fuel is currently being stored on-site, until the DOE identifies a spent fuel storage facility and puts in place a program for the fuel’s disposal. SDG&E is responsible for approximately 20% of the total decommissioning cost.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	September 30, 2023
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$44	$1	$(2)	$43
Municipal bonds(2)	278	—	(18)	260
Other securities(3)	234	1	(19)	216
Total debt securities	556	2	(39)	519
Equity securities	99	201	(5)	295
Short-term investments, primarily cash equivalents	24	—	—	24
Receivables (payables), net	(11)	—	—	(11)
Total	$668	$203	$(44)	$827

	December 31, 2022
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$40	$1	$(1)	$40
Municipal bonds	283	1	(14)	270
Other securities	248	—	(21)	227
Total debt securities	571	2	(36)	537
Equity securities	111	194	(8)	297
Short-term investments, primarily cash equivalents	11	—	—	11
Receivables (payables), net	(4)	—	—	(4)
Total	$689	$196	$(44)	$841
(1)    Maturity dates are 2023-2054.
(2)    Maturity dates are 2023-2062.
(3)    Maturity dates are 2023-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Proceeds from sales	$143	$133	$437	$530
Gross realized gains	12	2	20	16
Gross realized losses	(3)	(3)	(9)	(14)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units was $512 million at September 30, 2023 and is based on a cost study prepared in 2020 that is pending CPUC approval. SDG&E expects to receive a proposed decision in the fourth quarter of 2023.

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
At September 30, 2023, loss contingency accruals for legal matters, including associated legal fees and regulatory matters related to the Leak, that are probable and estimable were $203 million for Sempra, including $127 million for SoCalGas. Amounts for Sempra and SoCalGas include $125 million for matters related to the Leak, which we discuss below.
SDG&E
City of San Diego Franchise Agreement
In 2021, two lawsuits were filed in the California Superior Court challenging various aspects of the natural gas and electric franchise agreements granted by the City of San Diego to SDG&E. Both lawsuits ultimately sought to void the franchise agreements. In one of the cases, judgment was granted in favor of SDG&E and the City of San Diego, and the plaintiff in that case has appealed. In the second case, the court ruled in favor of SDG&E and the City of San Diego, upholding all terms of the franchise agreements, except for the two-thirds City Council vote requirement for termination if the City decides to terminate under certain circumstances. Under the court’s ruling, the City can instead terminate on a majority vote, so long as it satisfies repayment provisions under the franchise agreements. This matter is subject to a motion for reconsideration, and subsequently an appeal if not otherwise resolved.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County.
Litigation. In September 2021, SoCalGas and Sempra entered into an agreement with counsel to resolve approximately 390 lawsuits including approximately 36,000 plaintiffs (the Individual Plaintiffs) then pending against SoCalGas and Sempra related to the Leak for a payment of up to $1.8 billion. Over 99% of the Individual Plaintiffs participated and submitted valid releases, and SoCalGas paid $1.79 billion in 2022 under the agreement. The Individual Plaintiffs who have not participated in the settlement (the Remaining Individual Plaintiffs) are able to continue to pursue their claims. In addition, as of October 31, 2023, new lawsuits related to the Leak on behalf of approximately 394 new plaintiffs have been filed against SoCalGas and Sempra since the September 2021 settlement.
The Remaining Individual Plaintiffs’ cases and new plaintiffs’ cases are coordinated before a single court in the LA Superior Court for pretrial management under a consolidated master complaint filed in November 2017, with one plaintiff’s case proceeding under a separate complaint. Both the consolidated master complaint and the separate complaint assert negligence, negligence per se, strict liability, negligent and intentional infliction of emotional distress and fraudulent concealment. The consolidated master complaint asserts additional causes of action for private and public nuisance (continuing and permanent), trespass, inverse condemnation, loss of consortium and wrongful death against SoCalGas and Sempra. The separate complaint asserts an additional cause of action for assault and battery. Both complaints seek compensatory and punitive damages for personal injuries, lost wages and/or lost profits, costs of future medical monitoring, and attorneys’ fees. The consolidated master complaint also seeks property damage and diminution in property value, injunctive relief and civil penalties. In October 2023, the LA Superior Court ordered the cases of 233 Remaining Individual Plaintiffs who did not respond to discovery requests to be dismissed.

Four shareholder derivative actions were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra and/or SoCalGas. Three of the four shareholder derivative actions were joined in an Amended Consolidated Shareholder Derivative Complaint filed in the same coordinated proceeding in the LA Superior Court, which was dismissed with prejudice in January 2021, and in June 2023, the Court of Appeal of the State of California Second Appellate District Division Five affirmed the dismissal. Plaintiffs have sought review in the California Supreme Court. The LA Superior Court dismissed the remaining fourth action with prejudice in November 2022. Plaintiffs appealed this dismissal, but in October 2023, abandoned the appeal; as a result, the dismissal is final.
Regulatory Proceeding. In February 2017, the CPUC opened proceeding SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, but excluding issues with respect to air quality, public health, causation, culpability or cost responsibility regarding the Leak. The first phase of the proceeding established a framework for the hydraulic, production cost and economic modeling assumptions for the potential reduction in usage or elimination of the Aliso Canyon natural gas storage facility, as well as evaluating the impacts of reducing or eliminating the Aliso Canyon natural gas storage facility using the established framework and models. The next phase of the proceeding included engaging a consultant to analyze alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated in either the 2027 or 2035 timeframe, and to address potential implementation of alternatives to the Aliso Canyon natural gas storage facility if the CPUC determines that the Aliso Canyon natural gas storage facility should be permanently closed. The CPUC also added all California IOUs as parties to the proceeding and encouraged all load serving entities in the Los Angeles Basin to join the proceeding.
In November 2021, the CPUC issued a decision on the interim range of gas inventory levels at the Aliso Canyon natural gas storage facility, setting an interim range of gas inventory levels of up to 41.16 Bcf. In August 2023, the CPUC issued a decision approving a new interim range of gas inventory levels of up to 68.6 Bcf. The CPUC may issue future changes to this interim range of authorized gas inventory levels before issuing a final decision within the SB 380 OII proceeding.
At September 30, 2023, the Aliso Canyon natural gas storage facility had a net book value of $993 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, or we could incur materially higher than expected operating costs and/or be required to make material additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized.
Regulatory Proceeding – Resolved. In June 2019, the CPUC opened an OII (the Leak OII) to investigate and consider, among other things, whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties, if any, should be imposed for any violations, unreasonable or imprudent practices or failure to cooperate sufficiently with SED, as well as to determine the amount of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs. In October 2022, SoCalGas executed a settlement agreement with SED and the Public Advocates Office at the CPUC to resolve all aspects of the Leak OII. The settlement agreement provides for financial penalties, certain costs that SoCalGas will reimburse, a violation of California Public Utilities Code section 451, and that SoCalGas will not seek recovery from ratepayers for costs previously incurred, among other provisions. In September 2023, the CPUC issued a final decision approving the settlement agreement.
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
In the three months and nine months ended September 30, 2022, SoCalGas recorded total charges of $122 million ($101 million after tax) and $259 million ($199 million after tax), respectively, in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Condensed Consolidated Statements of Operations related to the litigation and regulatory proceedings associated with the Leak.
At September 30, 2023, $126 million is accrued in Reserve for Aliso Canyon Costs and $3 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. These accruals do not include any amounts in excess of what has been estimated to resolve certain matters that we describe above in “Litigation” and “Regulatory Proceeding,” nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs, in each case to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s business, results of operations, financial condition, cash flows and/or prospects.

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
Land Disputes. Sempra Infrastructure has been engaged in a long-running land dispute with a claimant relating to property adjacent to its ECA Regas Facility that allegedly overlaps with land owned by the ECA Regas Facility (the facility, however, is not situated on the land that is the subject of this dispute), as follows:
▪The claimant to the adjacent property filed complaints in the federal Agrarian Court challenging the refusal of SEDATU in 2006 to issue title to him for the disputed property. In November 2013, the federal Agrarian Court ordered that SEDATU issue the requested title to the claimant and cause it to be registered. Both SEDATU and Sempra Infrastructure challenged the ruling due to lack of notification of the underlying process. In May 2019, a federal court in Mexico reversed the ruling and ordered a retrial, which is pending resolution.
▪In a separate proceeding, the claimant filed suit to reinitiate an administrative procedure at SEDATU to obtain the property title that, as described above, had previously been issued in a ruling by the federal Agrarian Court and subsequently reversed by a federal court in Mexico. In April 2021, the proceeding in the Agrarian Court concluded with the court ordering that the administrative procedure be restarted. The administrative procedure at SEDATU may continue if SEDATU decides to reopen the matter.
In addition, an area of real property on which part of the ECA Regas Facility is situated is subject to a claim in the federal Agrarian Court, in which the plaintiff seeks to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The proceeding, which seeks an order that SEDATU annul the ECA Regas Facility’s competing property title, was initiated in 2006 and, in July 2021, a decision was issued in favor of the ECA Regas Facility. The plaintiff appealed and, in February 2022, the appellate court confirmed the ruling in favor of the ECA Regas Facility and dismissed the appeal. The plaintiff filed a federal appeal against the appellate court ruling. A ruling from the Federal Collegiate Circuit Court is pending.
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
In 2018 and 2021, three related claimants filed separate challenges in the federal district court in Ensenada, Baja California in relation to the environmental and social impact permits issued by each of ASEA and SENER to ECA LNG authorizing natural gas liquefaction activities at the ECA Regas Facility, as follows:
▪In the first case, the court issued a provisional injunction against the permits in September 2018. In December 2018, ASEA approved modifications to the environmental permit that facilitate the development of the proposed natural gas liquefaction facility in two phases. In May 2019, the court canceled the provisional injunction. The claimant appealed the court’s decision canceling the injunction but was not successful. The claimant’s underlying challenge to the permits remains pending.
▪In the second case, the initial request for a provisional injunction against the permits was denied. That decision was reversed on appeal in January 2020, resulting in the issuance of a new injunction against the permits that were issued by ASEA and SENER. This injunction has uncertain application absent clarification by the court. The claimants petitioned the court to rule that construction of natural gas liquefaction facilities violated the injunction and, in February 2022, the court ruled in favor of the ECA Regas Facility, holding that the natural gas liquefaction construction activities did not violate the injunction. The claimants appealed this ruling but were not successful. The claimants’ underlying challenge to the permits remains pending.
▪In the third case, a group of residents filed a complaint in June 2021 against various federal and state authorities alleging deficiencies in the public consultation process for the issuance of the permits. The request for an initial injunction was denied. The claimants appealed this ruling but were not successful. The lower court’s ruling was favorable to the ECA Regas Facility, as the court determined that no harm has been caused to the plaintiffs and dismissed the lawsuit. The claimants appealed and the appellate court’s ruling is pending.

Litigation Related to Regulatory and Other Actions by the Mexican Government
Amendments to Mexico’s Electricity Industry Law. In March 2021, the Mexican government published a decree with amendments to Mexico’s Electricity Industry Law that include some public policy changes, including establishing priority of dispatch for CFE plants over privately owned plants. According to the decree, these amendments were to become effective in March 2021, and SENER, the CRE and Centro Nacional de Control de Energía (Mexico’s National Center for Energy Control) were to have 180 calendar days to modify, as necessary, all resolutions, policies, criteria, manuals and other regulations applicable to the power industry to conform with this decree. However, a Mexican court issued a suspension of the amendments later in March 2021. In April 2022, the Mexican Supreme Court resolved an action of unconstitutionality filed by a group of senators against the amended Electricity Industry Law, but the qualified majority of eight votes out of 11 as is required in matters involving constitutionality was not reached and the proceeding was dismissed, which means that the Mexican Supreme Court did not issue a binding precedent and the amended Electricity Industry Law remains in force. Sempra Infrastructure filed three lawsuits against the amendments to the Electricity Industry Law and, in each of them, Sempra Infrastructure obtained a favorable judgment in the lower courts, which were challenged by the CRE. Final resolution is pending. If the proposed amendments are affirmed by the lower courts or by the Mexican Supreme Court (which in these cases would only require a simple majority vote), the CRE may be required to revoke self-supply permits granted under the former electricity law, which were grandfathered when the new Electricity Industry Law was enacted, under a legal standard that is ambiguous and not well-defined under the law. If such self-supply permits granted under the former electricity law are revoked, it may result in increased costs for Sempra Infrastructure and for its power consumers, adversely affect our ability to develop new projects, result in decreased revenues and cash flows, and negatively impact our ability to recover the carrying values of our investments in Mexico, any of which could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
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

Other Litigation
RBS Sempra Commodities
Sempra holds an equity method investment in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. In 2015, liquidators filed a claim in the High Court of Justice against RBS (now NatWest Markets plc, our partner in the JV) and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE, a subsidiary of RBS Sempra Commodities. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a value-added tax liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $55 million in U.S. dollars at September 30, 2023), plus costs and interest. In October 2020, the High Court of Justice assessed costs and interest to be approximately £21 million (approximately $26 million in U.S. dollars at September 30, 2023) as of that date, with interest continuing to accrue. The Defendants appealed and, in May 2021, the Court of Appeal set aside the High Court of Justice’s decision and ordered a retrial. In July 2022, the Supreme Court of the U.K. denied the Liquidating Companies application for permission to appeal the Court of Appeal’s decision. No date has been scheduled for the retrial. J.P. Morgan Chase & Co., which acquired RBS SEE and later sold it to Mercuria Energy Group, Ltd., previously notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and J.P. Morgan Chase & Co. has in turn sought indemnity from Sempra and RBS.
Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra were defendants in personal injury lawsuits brought in state courts throughout the U.S. These cases alleged illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They sought compensatory and punitive damages. As of October 31, 2023, two lawsuits are pending. Additionally, approximately 28,000 proofs of claim were filed, but not discharged, in advance of a December 2015 deadline to file a proof of claim in the EFH bankruptcy proceeding on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. The costs to defend or resolve such claims and the amount of damages that may be incurred could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
Leases That Have Not Yet Commenced
SDG&E has entered into seven purchased-power contracts, of which SDG&E expects one will commence in the fourth quarter of 2023, two will commence in 2024, three will commence in 2025, and one will commence in 2026. SDG&E expects the future minimum lease payments to be $32 million in 2024, $61 million in 2025, $82 million in 2026, $83 million in 2027 and $919 million thereafter until expiration in 2041.

Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, liquid petroleum gas storage facilities, a rail facility and refined products terminals, which we account for as operating or sales-type leases.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales-type leases:
Interest income	$2	$2	$5	$6
Total revenues from sales-type leases(1)	$2	$2	$5	$6

Operating leases:
Fixed lease payments	$78	$71	$234	$211
Variable lease payments	10	3	26	7
Total revenues from operating leases(1)	$88	$74	$260	$218

Depreciation expense	$15	$14	$45	$41
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first nine months of 2023 to contractual commitments discussed in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.
Natural Gas Contracts
Sempra Infrastructure’s natural gas contracts and natural gas storage and transportation commitments have increased by approximately $877 million since December 31, 2022 primarily from entering into new storage and transportation contracts in the first nine months of 2023. We expect future payments to decrease by $29 million in 2023, and increase by $38 million in 2024, $35 million in 2025, $33 million in 2026, $30 million in 2027 and $770 million thereafter through expiration in 2059 compared to December 31, 2022.
LNG Purchase Agreement
Sempra Infrastructure has an SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2023 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure. At September 30, 2023, we expect the commitment amount to decrease by $980 million in 2023, $62 million in 2024, $45 million in 2025, $47 million in 2026, $58 million in 2027 and $136 million thereafter (through contract termination in 2029) compared to December 31, 2022, reflecting changes in estimated forward prices since December 31, 2022 and actual transactions for the first nine months of 2023. These LNG commitment amounts are based on the assumption that all LNG cargoes under the agreement are delivered, less those already confirmed to be diverted as of September 30, 2023. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the supplier electing to divert cargoes as allowed by the agreement.
Purchased-Power Contracts
SDG&E’s purchased-power contract commitments have increased by approximately $482 million since December 31, 2022 primarily from entering into energy storage, hybrid renewable energy and energy storage, and resource adequacy agreements for the first nine months of 2023. At September 30, 2023, we expect the commitment amount to increase by $14 million in 2023, $3 million in 2024, $13 million in 2025, $32 million in 2026, $33 million in 2027, and $387 million thereafter through expiration in 2042 compared to December 31, 2022.

ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $53 million for Sempra, $19 million for SDG&E and $14 million for SoCalGas at September 30, 2023.

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
The following tables show selected information by segment from our Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Balance Sheets. Amounts labeled as “All other” in the following tables consist primarily of activities of parent organizations.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUES
SDG&E	$1,442	$1,569	$4,357	$4,413
SoCalGas	1,313	1,385	6,574	4,879
Sempra Infrastructure	629	697	2,485	1,810
All other	—	1	—	1
Adjustments and eliminations	—	—	(1)	—
Intersegment revenues(1)	(50)	(35)	(186)	(119)
Total	$3,334	$3,617	$13,229	$10,984
DEPRECIATION AND AMORTIZATION
SDG&E	$280	$247	$810	$730
SoCalGas	211	190	625	565
Sempra Infrastructure	71	67	210	199
All other	1	2	6	6
Total	$563	$506	$1,651	$1,500
INTEREST INCOME
SDG&E	$7	$2	$12	$3
SoCalGas	2	3	7	4
Sempra Infrastructure	4	7	25	37
All other	7	6	17	14
Intercompany eliminations	(1)	—	(1)	—
Total	$19	$18	$60	$58
INTEREST EXPENSE
SDG&E	$126	$113	$367	$333
SoCalGas	70	50	210	135
Sempra Infrastructure	7	39	127	98
All other	109	81	292	232
Intercompany eliminations	—	(1)	(1)	(2)
Total	$312	$282	$995	$796
INCOME TAX (BENEFIT) EXPENSE
SDG&E	$(15)	$35	$(4)	$141
SoCalGas	(5)	(28)	68	75
Sempra Texas Utilities	—	1	—	1
Sempra Infrastructure	24	58	555	219
All other	(56)	(45)	(120)	(1)
Total	$(52)	$21	$499	$435
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$2	$1	$5	$6
Sempra Infrastructure	131	133	413	430
	133	134	418	436
Equity earnings, net of income tax:
Sempra Texas Utilities	305	257	548	603
Sempra Infrastructure	41	26	120	79
	346	283	668	682
Total	$479	$417	$1,086	$1,118
(1)    Revenues for reportable segments include intersegment revenues of $5, $29, and $16 for the three months ended September 30, 2023 and $14, $91, and $81 for the nine months ended September 30, 2023; $4, $24, and $7 for the three months ended September 30, 2022 and $11, $73, and $35 for the nine months ended September 30, 2022 for SDG&E, SoCalGas, and Sempra Infrastructure, respectively.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$274	$271	$716	$681
SoCalGas	16	(82)	531	339
Sempra Texas Utilities	305	256	548	604
Sempra Infrastructure	223	114	746	392
All other	(97)	(74)	(248)	(360)
Total	$721	$485	$2,293	$1,656
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E			$1,893	$1,651
SoCalGas			1,451	1,394
Sempra Infrastructure			2,725	489
All other			5	6
Total			$6,074	$3,540

			September 30, 2023	December 31, 2022
ASSETS
SDG&E			$28,502	$26,422
SoCalGas			23,069	22,346
Sempra Texas Utilities			14,269	13,781
Sempra Infrastructure			19,722	15,760
All other			1,205	1,376
Intersegment receivables			(1,032)	(1,111)
Total			$85,735	$78,574
EQUITY METHOD INVESTMENTS
Sempra Texas Utilities			$14,260	$13,772
Sempra Infrastructure			2,096	1,905
Total			$16,356	$15,677

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
On August 2, 2023, Sempra’s board of directors declared a two-for-one split of Sempra’s common stock in the form of a 100% stock dividend for shareholders of record at the close of business on August 14, 2023. Sempra’s common stock began trading on a post-split basis effective August 22, 2023. All shares and per share information related to issued and outstanding common stock have been retroactively adjusted to reflect the stock split and are presented on a post-split basis herein.

We are currently considering a resegmentation in which our SDG&E and SoCalGas segments would be combined into one segment, Sempra California, resulting in three reportable segments. We intend to complete our analysis in the fourth quarter of 2023 and, assuming a positive determination is made, we would implement the resegmentation in our annual report on Form 10-K for the period ending December 31, 2023.
RESULTS OF OPERATIONS
We discuss the following in Results of Operations:
▪Overall results of operations of Sempra;
▪Segment results;
▪Significant changes in revenues, costs and earnings; and
▪Impact of foreign currency and inflation rates on results of operations.

OVERALL RESULTS OF OPERATIONS OF SEMPRA
Sempra’s overall results of operations for the three months (Q3) and nine months (YTD) ended September 30, 2023 and 2022 were as follows:

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

SEMPRA EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
SDG&E	$274	$271	$716	$681
SoCalGas	16	(82)	531	339
Sempra Texas Utilities	305	256	548	604
Sempra Infrastructure	223	114	746	392
Parent and other(1)	(97)	(74)	(248)	(360)
Earnings attributable to common shares	$721	$485	$2,293	$1,656
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.

SDG&E
The increase in earnings of $3 million (1%) in the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to:
▪$11 million higher electric transmission margin;
▪$8 million higher CPUC base operating margin, net of operating expenses and $6 million from lower authorized cost of capital; and
▪$4 million higher net regulatory interest income; offset by
▪$13 million lower income tax benefit from the resolution of prior year income tax items; and
▪$6 million higher net interest expense.
The increase in earnings of $35 million (5%) in the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to:
▪$35 million higher CPUC base operating margin, net of operating expenses and $18 million from lower authorized cost of capital;
▪$16 million higher net regulatory interest income;
▪$12 million higher electric transmission margin; and
▪$12 million lower income tax expense primarily from flow-through items and lower associated regulatory revenues in 2022; offset by
▪$20 million higher net interest expense; and
▪$13 million lower income tax benefit from the resolution of prior year income tax items.
SoCalGas
Earnings of $16 million in the three months ended September 30, 2023 compared to losses of $82 million in the same period in 2022 were primarily due to:
▪$101 million charge in 2022 relating to litigation and regulatory matters pertaining to the Leak;
▪$11 million higher income tax benefits primarily from flow-through items; and
▪$4 million higher net regulatory interest income; offset by
▪$15 million higher net interest expense.
The increase in earnings of $192 million in the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to:
▪$199 million charge in 2022 relating to litigation and regulatory matters pertaining to the Leak;
▪$28 million higher income tax benefits primarily from flow-through items, which includes $25 million related to income tax benefits in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures;
▪$15 million higher net regulatory interest income;
▪$13 million higher regulatory awards approved by the CPUC; and
▪$10 million in penalties in 2022 related to energy efficiency and advocacy OSCs; offset by
▪$52 million higher net interest expense; and
▪$13 million lower CPUC base operating margin, net of operating expenses and $15 million from lower authorized cost of capital.
Sempra Texas Utilities
The increase in earnings of $49 million (19%) in the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher equity earnings from Oncor Holdings driven by:
▪higher revenues attributable to:
◦higher customer consumption primarily attributable to weather,
◦updates to transmission billing factors,
◦new base rates implemented in May 2023,
◦interim rate updates to reflect increases in invested capital, and
◦customer growth; offset by
▪higher interest expense and depreciation expense attributable to invested capital; and

▪higher O&M.
The decrease in earnings of $56 million (9%) in the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to lower equity earnings from Oncor Holdings driven by:
▪higher interest expense and depreciation expense attributable to invested capital;
▪write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review; and
▪higher O&M; offset by
▪higher revenues attributable to:
◦updates to transmission billing factors,
◦new base rates implemented in May 2023,
◦customer growth, and
◦interim rate updates to reflect increases in invested capital.
Sempra Infrastructure
The increase in earnings of $109 million in the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to:
▪$50 million from asset and supply optimization driven by unrealized gains in 2023 compared to unrealized losses in 2022 on commodity derivatives due to changes in natural gas prices, offset by lower LNG diversion fees;
▪$50 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of a $52 million favorable impact in 2023 compared to a $2 million favorable impact in 2022;
▪$21 million lower net interest expense due to higher capitalization of interest expense on projects under construction, offset by higher interest rates and borrowings on committed lines of credit;
▪$15 million net income tax benefit in 2023 compared to $6 million net income tax expense in 2022 primarily from outside basis differences in JV investments; and
▪$9 million from the transportation business driven by higher equity earnings from new tariffs going into effect in June 2023 for certain pipelines in Mexico; offset by
▪$122 million earnings attributable to NCI in 2023 compared to $65 million earnings attributable to NCI in 2022 primarily due to an increase in SI Partners’ net income.
The increase in earnings of $354 million in the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to:
▪$657 million from asset and supply optimization driven by unrealized gains in 2023 compared to unrealized losses in 2022 on commodity derivatives due to changes in natural gas prices;
▪$94 million from the transportation business driven by higher equity earnings and revenues, including the cumulative impact of new tariffs going into effect in June 2023 for certain pipelines in Mexico and a customer’s early termination of firm transportation agreements; and
▪$27 million higher net income tax benefit primarily from the remeasurement of certain deferred income taxes and outside basis differences in JV investments; offset by
▪$435 million earnings attributable to NCI in 2023 compared to $187 million earnings attributable to NCI in 2022 primarily due to an increase in SI Partners’ net income and from the sale of a 10% NCI in SI Partners to ADIA in June 2022;
▪$133 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of a $244 million unfavorable impact in 2023 compared to a $111 million unfavorable impact in 2022;
▪$30 million higher net interest expense due to $27 million net unrealized losses in 2023 on a contingent interest rate swap related to the PA LNG Phase 1 project and higher interest rates and borrowings on committed lines of credit, offset by higher capitalization of interest expense on projects under construction; and
▪$18 million from the LNG business driven by higher development costs and certain non-capitalized expenses from projects under construction.
Parent and Other
The increase in losses of $23 million (31%) in the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to:
▪$8 million income tax expense in 2023 compared to $23 million income tax benefit in 2022 from the interim period application of an annual forecasted consolidated ETR; and

▪$22 million higher net interest expense; offset by
▪$23 million income tax benefit in 2023 from the remeasurement of certain deferred income taxes; and
▪$15 million income tax benefit in 2023 from the resolution of prior year income tax items.
The decrease in losses of $112 million (31%) in the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to:
▪$120 million deferred income tax expense in 2022 associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries;
▪$44 million lower net investment losses on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plans;
▪$23 million income tax benefit in 2023 from the remeasurement of certain deferred income taxes; and
▪$15 million income tax benefit in 2023 from the resolution of prior year income tax items; offset by
▪$43 million higher net interest expense;
▪$30 million income tax benefit in 2022 from changes to a valuation allowance against certain tax credit carryforwards; and
▪$24 million lower income tax benefit from the interim period application of an annual forecasted consolidated ETR.

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

The table below summarizes utilities revenues and cost of sales.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Natural gas revenues:
SoCalGas	$1,313	$1,385	$6,574	$4,879
SDG&E	188	209	1,014	741
Sempra Infrastructure	18	19	67	67
Eliminations and adjustments	(31)	(26)	(95)	(76)
Total	1,488	1,587	7,560	5,611
Electric revenues:
SDG&E	1,254	1,360	3,343	3,672
Eliminations and adjustments	(4)	(3)	(12)	(9)
Total	1,250	1,357	3,331	3,663
Total utilities revenues	$2,738	$2,944	$10,891	$9,274
Cost of natural gas(1):
SoCalGas	$224	$441	$2,855	$1,577
SDG&E	45	65	462	260
Sempra Infrastructure	4	7	5	21
Eliminations and adjustments	(13)	(8)	(68)	(23)
Total	260	505	3,254	1,835
Cost of electric fuel and purchased power(1):
SDG&E	200	316	442	806
Eliminations and adjustments	(17)	(9)	(57)	(43)
Total	183	307	385	763
Total utilities cost of sales	$443	$812	$3,639	$2,598
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

SEMPRA CALIFORNIA AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
SoCalGas	$4.84	$9.46	$12.10	$7.64
SDG&E	6.33	10.20	12.10	7.74
In the three months ended September 30, 2023, our natural gas revenues decreased by $99 million (6%) to $1.5 billion compared to the same period in 2022 primarily due to:
▪$72 million decrease at SoCalGas, which included:
◦$217 million decrease in cost of natural gas sold, which we discuss below, and
◦$36 million lower non-service components of net periodic benefit cost, which fully offsets in other income (expense), net, offset by
◦$143 million higher revenues associated with refundable programs, which are fully offset in O&M, and
◦$32 million higher CPUC-authorized revenues; and
▪$21 million decrease at SDG&E, which included:
◦$20 million decrease in cost of natural gas sold, which we discuss below, and
◦$7 million lower revenues associated with refundable programs, which are fully offset in O&M, offset by
◦$4 million higher revenues from balanced capital projects.

In the three months ended September 30, 2023, our cost of natural gas decreased by $245 million (49%) to $260 million compared to the same period in 2022 primarily due to:
▪$217 million decrease at SoCalGas primarily due to lower average natural gas prices; and
▪$20 million decrease at SDG&E, including $27 million from lower average natural gas prices, offset by $7 million from higher volumes driven by weather.
In the nine months ended September 30, 2023, our natural gas revenues increased by $1.9 billion (35%) to $7.6 billion compared to the same period in 2022 primarily due to:
▪$1.7 billion increase at SoCalGas, which included:
◦$1.3 billion increase in cost of natural gas sold, which we discuss below,
◦$284 million higher revenues associated with refundable programs, which are fully offset in O&M,
◦$75 million higher CPUC-authorized revenues,
◦$28 million higher non-service components of net periodic benefit cost, which fully offsets in other income (expense), net,
◦$24 million higher franchise fee revenues, and
◦$18 million higher regulatory awards approved by the CPUC, offset by
◦$26 million lower regulatory revenues in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, which are offset in income tax benefit (expense); and
▪$273 million increase at SDG&E, which included:
◦$202 million increase in cost of natural gas sold, which we discuss below,
◦$28 million higher revenues from balanced capital projects, and
◦$23 million higher revenues associated with refundable programs, which are fully offset in O&M.
In the nine months ended September 30, 2023, our cost of natural gas increased by $1.4 billion to $3.3 billion compared to the same period in 2022 primarily due to:
▪$1.3 billion increase at SoCalGas, including $1.1 billion from higher average natural gas prices and $226 million from higher volumes driven by weather; and
▪$202 million increase at SDG&E, including $167 million from higher average natural gas prices and $35 million from higher volumes driven by weather.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended September 30, 2023, our electric revenues decreased by $107 million (8%) to $1.3 billion compared to the same period in 2022 primarily due to a $106 million decrease at SDG&E, which included:
▪$116 million lower cost of electric fuel and purchased power, which we discuss below; and
▪$63 million in 2023 from the recognition of investment tax credits from standalone energy storage projects, which are offset in income tax benefit (expense); offset by
▪$29 million higher revenues from balanced capital projects;
▪$25 million higher revenues associated with refundable programs, which are fully offset in O&M;
▪$22 million higher revenues from transmission operations; and
▪$9 million higher CPUC-authorized revenues.
Our utility cost of electric fuel and purchased power includes utility-owned generation, power purchased from third parties, and net power purchases and sales to/from the California ISO. In the three months ended September 30, 2023, the cost of electric fuel and purchased power decreased by $124 million (40%) to $183 million compared to the same period in 2022 primarily due to a $116 million decrease at SDG&E, which included:
▪$180 million lower purchased power from the California ISO due to lower customer demand from departing load now served by CCAs, and lower market prices; and
▪ $77 million lower utility-owned generation costs; offset by
▪$169 million lower sales to the California ISO due to lower market prices.
In the nine months ended September 30, 2023, our electric revenues decreased by $332 million (9%) to $3.3 billion compared to the same period in 2022 primarily due to a $329 million decrease at SDG&E, which included:
▪$364 million lower cost of electric fuel and purchased power, which we discuss below; and

▪$165 million in 2023 from the recognition of investment tax credits from standalone energy storage projects, which are offset in income tax benefit (expense); offset by
▪$69 million higher revenues from balanced capital projects;
▪$36 million higher revenues associated with refundable programs, which are fully offset in O&M;
▪$32 million higher CPUC-authorized revenues;
▪$29 million higher revenues from transmission operations; and
▪$10 million higher revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account.
In the nine months ended September 30, 2023, the cost of electric fuel and purchased power decreased by $378 million to $385 million compared to the same period in 2022 primarily due to a $364 million decrease at SDG&E, which included:
▪$138 million lower purchased power from the California ISO due to lower customer demand from departing load now served by CCAs, net of higher market prices;
▪$98 million lower purchased power from, net of higher excess capacity sales to, third parties;
▪$55 million higher realized gains on fixed-price natural gas derivative contracts, which are entered into to hedge the cost of electric fuel; and
▪$54 million lower utility-owned generation costs.
Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Sempra Infrastructure	$611	$678	$2,418	$1,743
Parent and other(1)	(15)	(5)	(80)	(33)
Total revenues	$596	$673	$2,338	$1,710
Cost of sales(2):
Sempra Infrastructure	$163	$340	$437	$764
Total cost of sales	$163	$340	$437	$764
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2023, revenues from our energy-related businesses decreased by $77 million (11%) to $596 million compared to the same period in 2022 primarily due to:
▪$48 million decrease in revenues from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$32 million from lower LNG diversion fees, and
◦$11 million primarily driven by $113 million from lower natural gas prices and volumes offset by $2 million unrealized gains in 2023 compared to $76 million unrealized losses in 2022 on commodity derivatives; and
▪$35 million decrease in revenues from TdM mainly due to lower power prices.
In the three months ended September 30, 2023, the cost of sales for our energy-related businesses decreased by $177 million to $163 million compared to the same period in 2022 primarily due to:
▪$151 million driven by lower natural gas purchases related to asset and supply optimization; and
▪$32 million at TdM driven by lower natural gas prices.
In the nine months ended September 30, 2023, revenues from our energy-related businesses increased by $628 million (37%) to $2.3 billion compared to the same period in 2022 primarily due to:
▪$652 million increase in revenues from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$720 million primarily driven by $619 million unrealized gains in 2023 compared to $183 million unrealized losses in 2022 on commodity derivatives offset by $72 million from lower natural gas prices, net of higher volumes, offset by

◦$71 million lower LNG sales; and
▪$35 million higher transportation revenues driven by a customer’s early termination of firm transportation agreements; offset by
▪$40 million decrease in revenues from TdM mainly due to lower power prices and lower volumes from maintenance on a third-party pipeline in 2023 that supplies gas to the plant.
In the nine months ended September 30, 2023, the cost of sales for our energy-related businesses decreased by $327 million (43%) to $437 million compared to the same period in 2022 primarily due to:
▪$355 million decrease driven by lower natural gas and LNG purchases, net of higher prices, related to asset and supply optimization; offset by
▪$20 million increase at TdM driven by higher natural gas prices offset by lower volumes from maintenance on a third-party pipeline in 2023 that supplies gas to the plant.
Operation and Maintenance
In the three months ended September 30, 2023, O&M increased by $177 million (15%) to $1.4 billion compared to the same period in 2022 primarily due to:
▪$143 million increase at SoCalGas due to higher expenses associated with refundable programs, which costs incurred are recovered in revenue; and
▪$24 million increase at SDG&E due to:
◦$18 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$6 million higher non-refundable operating costs.
In the nine months ended September 30, 2023, O&M increased by $504 million (15%) to $4.0 billion compared to the same period in 2022 primarily due to:
▪$327 million increase at SoCalGas due to:
◦$284 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$43 million higher non-refundable operating costs;
▪$108 million increase at SDG&E due to:
◦$59 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$49 million higher non-refundable operating costs; and
▪$71 million increase at Sempra Infrastructure due to:
◦$34 million higher development costs and certain non-capitalized expenses from projects under construction,
◦$13 million higher purchased services, and
◦$12 million higher operating cost due to remeasurement of operating leases at the refined products terminals in 2022.
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
Other income, net, in the three months ended September 30, 2023 was $3 million compared to other expense, net, of $40 million in the same period in 2022 primarily due to:
▪$49 million lower non-service components of net periodic benefit cost, including $12 million at SDG&E and $36 million at SoCalGas; and
▪$12 million higher net interest income on regulatory balancing accounts, including $5 million at SDG&E and $7 million at SoCalGas; offset by

▪$6 million higher net investment losses on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plans.
Other income, net, in the nine months ended September 30, 2023 was $75 million compared to other expense, net, of $3 million in the same period in 2022 primarily due to:
▪$58 million lower net investment losses on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plans;
▪$44 million higher net interest income on regulatory balancing accounts, including $22 million at SDG&E and $22 million at SoCalGas; and
▪$6 million gains in 2023 compared to $16 million losses in 2022 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions, including:
◦$11 million foreign currency losses in 2022 on a Mexican peso-denominated loan to IMG, which is fully offset in equity earnings, and
◦$1 million gain in 2023 compared to $7 million losses in 2022 on other foreign currency transactional effects; and
▪$10 million in penalties at SoCalGas in 2022 related to energy efficiency and advocacy OSCs; offset by
▪$34 million higher non-service components of net periodic benefit cost, including $6 million at SDG&E and $28 million at SoCalGas.
Interest Expense
In the three months ended September 30, 2023, interest expense increased by $30 million (11%) to $312 million compared to the same period in 2022 primarily due to:
▪$29 million at Parent and other from higher debt balances from debt issuances and higher interest rates and borrowings on commercial paper;
▪$20 million at SoCalGas from higher debt balances from debt issuances and higher interest rates; and
▪$13 million at SDG&E primarily from higher debt balances from debt issuances; offset by
▪$32 million at Sempra Infrastructure primarily due to:
◦$39 million lower interest expense due to higher capitalization of interest expense on projects under construction, offset by
◦$17 million higher interest rates and borrowings on committed lines of credit.
In the nine months ended September 30, 2023, interest expense increased by $199 million (25%) to $995 million compared to the same period in 2022 primarily due to:
▪$75 million at SoCalGas from higher debt balances from debt issuances and higher interest rates;
▪$61 million at Parent and other from higher interest rates and borrowings on commercial paper and higher debt balances from debt issuances;
▪$34 million at SDG&E primarily from higher debt balances from debt issuances; and
▪$29 million at Sempra Infrastructure primarily due to:
◦$61 million higher interest rates and borrowings on committed lines of credit, and
◦$47 million interest expense in 2023 comprised of $33 million net unrealized losses and a $14 million settlement on a contingent interest rate swap related to the PA LNG Phase 1 project that we discuss in Note 7 of the Condensed Consolidated Financial Statements, offset by
◦$65 million lower interest expense due to higher capitalization of interest expense on projects under construction.

Income Taxes
The table below shows the income tax expense and ETRs for Sempra, SDG&E and SoCalGas.

INCOME TAX (BENEFIT) EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sempra:
Income tax (benefit) expense	$(52)	$21	$499	$435

Income before income taxes and equity earnings	$323	$165	$2,175	$1,194
Equity earnings, before income tax(1)	133	134	418	436
Pretax income	$456	$299	$2,593	$1,630

Effective income tax rate	(11)%	7%	19%	27%
SDG&E:
Income tax (benefit) expense	$(15)	$35	$(4)	$141
Income before income taxes	$259	$306	$712	$822
Effective income tax rate	(6)%	11%	(1)%	17%
SoCalGas:
Income tax (benefit) expense	$(5)	$(28)	$68	$75
Income (loss) before income taxes	$11	$(110)	$600	$415
Effective income tax rate	(45)%	25%	11%	18%
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
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. As a result of this Revenue Procedure, SoCalGas updated its assessment of prior years’ unrecognized income tax benefits and, in the nine months ended September 30, 2023, recorded an income tax benefit of $43 million for previously unrecognized income tax benefits pertaining to gas repairs expenditures. SoCalGas recorded an associated regulatory liability for the portion that will benefit customers in the future. We are assessing the potential future impacts of this Revenue Procedure.
Sempra
In the three months ended September 30, 2023, Sempra’s income tax benefit compared to income tax expense in the same period in 2022 was primarily due to:
▪$49 million income tax benefit in 2023 compared to $4 million income tax benefit in 2022 from foreign currency and inflation effects on our monetary positions in Mexico;
▪$23 million income tax benefit in 2023 associated with the remeasurement of certain deferred income taxes; and
▪income tax benefit in 2023 from the recognition of investment tax credits from standalone energy storage projects; offset by
▪$21 million income tax benefit in 2022 associated with charges relating to litigation and regulatory matters pertaining to the Leak; and
▪higher pretax income.

In the nine months ended September 30, 2023, Sempra’s income tax expense increased by $64 million (15%) compared to the same period in 2022 primarily due to:
▪$203 million income tax expense in 2023 compared to $80 million income tax expense in 2022 from foreign currency and inflation effects on our monetary positions in Mexico;
▪$60 million income tax benefit in 2022 associated with charges relating to litigation and regulatory matters pertaining to the Leak;
▪$30 million income tax benefit in 2022 from changes to a valuation allowance against certain tax credit carryforwards;
▪$11 million lower income tax benefit from the remeasurement of certain deferred income taxes; and
▪higher pretax income; offset by
▪$120 million deferred income tax expense in 2022 associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries;
▪$43 million income tax benefit in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures; and
▪income tax benefit in 2023 from the recognition of investment tax credits from standalone energy storage projects.

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
SDG&E
In the three months and nine months ended September 30, 2023, SDG&E’s income tax benefit compared to income tax expense in the same period in 2022 was primarily due to:
▪income tax benefit in 2023 from the recognition of investment tax credits from standalone energy storage projects; and
▪lower pretax income; offset by
▪$10 million lower income tax benefit from the resolution of prior year income tax items.
SoCalGas
In the three months ended September 30, 2023, SoCalGas’ income tax benefit decreased by $23 million compared to the same period in 2022 primarily due to a $21 million income tax benefit in 2022 associated with charges relating to litigation and regulatory matters pertaining to the Leak.
In the nine months ended September 30, 2023, SoCalGas’ income tax expense decreased by $7 million (9%) compared to the same period in 2022 primarily due to:
▪the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures; and
▪lower pretax income in 2023 compared to 2022 (before charges in 2022 relating to litigation and regulatory matters pertaining to the Leak); offset by
▪$60 million income tax benefit in 2022 associated with charges relating to litigation and regulatory matters pertaining to the Leak.
Equity Earnings
In the three months ended September 30, 2023, equity earnings increased by $62 million (15%) to $479 million compared to the same period in 2022 primarily due to:
▪$48 million at Oncor Holdings driven by:
◦higher revenues attributable to higher customer consumption primarily attributable to weather, updates to transmission billing factors, new base rates implemented in May 2023, interim rate updates to reflect increases in invested capital, and customer growth, offset by
◦higher interest expense and depreciation expense attributable to invested capital, and
◦higher O&M;
▪$9 million at TAG mainly due to higher revenues from new tariffs going into effect in June 2023; and
▪$6 million at IMG mainly due to lower income tax expense.

In the nine months ended September 30, 2023, equity earnings decreased by $32 million (3%) to $1,086 million compared to the same period in 2022 primarily due to:
▪$55 million at Oncor Holdings driven by:
◦higher interest expense and depreciation expense attributable to invested capital,
◦write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review, and
◦higher O&M, offset by
◦higher revenues attributable to updates to transmission billing factors, new base rates implemented in May 2023, customer growth, and interim rate updates to reflect increases in invested capital;
▪$28 million at IMG due to foreign currency effects, including $11 million foreign currency gains in 2022 on IMG’s Mexican peso-denominated loans from its JV owners, which is fully offset in other income (expense), net, and higher interest expense and income tax expense; and
▪$17 million at Cameron LNG JV due to higher project development costs from the proposed Cameron LNG Phase 2 project; offset by
▪$69 million at TAG due to higher revenues, including the cumulative impact of new tariffs going into effect in June 2023, offset by higher income tax expense.
Earnings Attributable to Noncontrolling Interests
In the three months ended September 30, 2023, earnings attributable to NCI increased by $57 million to $122 million compared to the same period in 2022 due to an increase in SI Partners’ net income.
In the nine months ended September 30, 2023, earnings attributable to NCI increased by $248 million to $435 million compared to the same period in 2022 primarily due to:
▪$157 million increase from an increase in SI Partners’ net income; and
▪$91 million increase from a decrease in our ownership interest in SI Partners and SI Partners subsidiaries.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months and nine months ended September 30, 2023, the change in our earnings as a result of foreign currency translation rates was higher by $1 million and $3 million, respectively, compared to the same periods in 2022.

Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts		Transactional (losses) gains included in reported amounts
	Three months ended September 30,
	2023	2022	2023	2022
Other income (expense), net	$3	$(40)	$(2)	$1
Income tax benefit (expense)	52	(21)	49	4
Equity earnings	479	417	5	(2)
Net income	854	561	52	3
Earnings attributable to noncontrolling interests	(122)	(65)	(16)	(1)
Earnings attributable to common shares	721	485	36	2

	Nine months ended September 30,
	2023	2022	2023	2022
Other income (expense), net	$75	$(3)	$6	$(16)
Income tax benefit (expense)	(499)	(435)	(203)	(80)
Equity earnings	1,086	1,118	(46)	(14)
Net income	2,762	1,877	(243)	(110)
Earnings attributable to noncontrolling interests	(435)	(187)	77	21
Earnings attributable to common shares	2,293	1,656	(166)	(89)

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under or supported by our credit facilities, other incurrences of debt which may include issuing debt securities and obtaining term loans, and other financing transactions which may include issuing equity securities, distributions from our equity method investments, project financing and funding from minority interest owners. We believe that these cash flow sources, combined with available funds, will be adequate to fund our operations in both the short-term and long-term, including to:
▪finance capital expenditures
▪repay debt
▪fund dividends
▪fund contractual and other obligations and otherwise meet liquidity requirements
▪fund capital contribution requirements
▪fund new business or asset acquisitions or start-ups
Sempra, SDG&E and SoCalGas currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow money at market rates from commercial banks, under existing revolving credit facilities, through public offerings of debt securities, or through private placements of debt supported by our revolving credit facilities in the case of commercial paper. However, our ability to access these markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if economic conditions worsen or disruptions to or volatility in these markets increase. Debt funding has become less attractive due to the recent rise in both short-term and long-term interest rates. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term debt financing and equity financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects and other material events, such as the settlement of material litigation. If cash flows from operations were to be significantly reduced or we were unable to borrow or obtain other financing under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety/reliability) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our goal to maintain our investment-grade credit ratings.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. Sempra, SDG&E and SoCalGas each have five-year credit agreements expiring in 2028 and Sempra Infrastructure has four committed lines of credit expiring on various dates from 2025 through 2030, and an uncommitted revolving credit facility expiring in 2024.

AVAILABLE FUNDS AT SEPTEMBER 30, 2023
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$1,149	$246	$26
Available unused credit(2)	8,096	1,500	779
(1)    Amounts at Sempra include $170 held in non-U.S. jurisdictions. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding and any letters of credit outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper, lines of credit and a term loan were our primary sources of short-term debt funding in the first nine months of 2023.
We discuss our short-term debt activities in Note 6 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first nine months of 2023 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra 5.40% senior unsecured notes	$550	2026
Sempra 5.50% senior unsecured notes	700	2033
SDG&E 5.35% first mortgage bonds	800	2053
SDG&E 4.95% green first mortgage bonds	600	2028
SoCalGas 5.20% first mortgage bonds	500	2033
SoCalGas 5.75% first mortgage bonds	500	2053
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	207	2025
Sempra Infrastructure variable rate notes (PA LNG Phase 1 project)	243	2030

Payments:	Payments	Maturity
SDG&E 3.60% first mortgage bonds	$450	2023
SoCalGas senior unsecured variable rate notes	300	2023
Sempra Infrastructure 6.3% notes (4.124% after cross-currency swap)	208	2023
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first nine months of 2023.

CREDIT RATINGS AT SEPTEMBER 30, 2023

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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at September 30, 2023.
Loans to/from Affiliates
At September 30, 2023, Sempra had $308 million in loans due to unconsolidated affiliates.
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

CPUC Cost of Capital
As we discuss in Note 4 of the Notes to the Condensed Consolidated Financial Statements, the CPUC approved the cost of capital for SDG&E and SoCalGas that became effective on January 1, 2023 and will remain in effect through December 31, 2025, subject to the CCM. The CPUC has issued a ruling to initiate a second phase of this cost of capital proceeding to evaluate potential modifications to the CCM.
The CCM applies in the interim years between required cost of capital applications and considers changes in the cost of capital based on changes in interest rates using the applicable utility bond index published by Moody’s (the CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.000% at the end of the measurement period. The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. For the measurement period that ended on September 30, 2023, SDG&E’s CCM benchmark rate was 4.367% based on Moody’s Baa- utility bond index and SoCalGas’ CCM benchmark rate was 4.074% based on Moody’s A- utility bond index. SDG&E’s and SoCalGas’ average bond index rates for the period from October 1, 2022 through September 30, 2023 were more than 1.000% above their respective CCM benchmark rates, which triggered the CCM. Subject to regulatory approval, the CCM trigger would increase the authorized rate of return for SDG&E to 7.67% (including the cost of debt to 4.34% and return on equity to 10.65%) and increase the authorized rate of return for SoCalGas to 7.67% (including the cost of debt to 4.54% and return on equity to 10.50%), effective January 1, 2024.
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totaled $310 million at September 30, 2023. We describe the Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
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
At September 30, 2023, $126 million is accrued in Reserve for Aliso Canyon Costs and $3 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. These accruals do not include any amounts in excess of what has been estimated to resolve certain matters that we describe in “Litigation” and “Regulatory Proceeding” nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs, in each case to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the possible costs or a range of possible costs. Further, we are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant.
An adverse outcome with respect to (i) the unresolved litigation we describe under “Litigation,” (ii) the unresolved SB 380 OII proceeding we describe under “Regulatory Proceeding,” or (iii) threatened or other potential litigation related to the Leak, in each case that we discuss in Note 10 of the Notes to the Condensed Consolidated Financial Statements, could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Natural Gas Storage Operations and Reliability. Natural gas withdrawn from storage is important for service reliability during peak demand periods, including peak electric generation needs in the summer and consumer heating needs in the winter. The Aliso Canyon natural gas storage facility is the largest SoCalGas storage facility and an important component of SoCalGas’ delivery system. In February 2017, the CPUC opened proceeding SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, including considering alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated.
At September 30, 2023, the Aliso Canyon natural gas storage facility had a net book value of $993 million. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, or we could incur materially higher than expected operating costs and/or be required to make material additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized.
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
Capital Structure and Return on Equity
In April 2023, the PUCT issued a final order in Oncor’s comprehensive base rate review. The final order sets Oncor’s authorized ROE at 9.7%, a decrease from its previously authorized ROE of 9.8%, and maintains Oncor’s authorized regulatory capital structure at 57.5% debt to 42.5% equity. The new rates became effective on May 1, 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by Oncor and certain intervenor parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. In September 2023, Oncor filed an appeal in Travis County District Court seeking judicial review of certain rate base disallowances and related expense effects of those disallowances in the PUCT’s order on rehearing.
Off-Balance Sheet Arrangement
Our investment in Oncor Holdings is a variable interest in an unconsolidated entity. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Sempra Infrastructure
Sempra Infrastructure expects to fund capital expenditures, investments and operations in part with available funds, including existing credit facilities, and cash flows from operations of the Sempra Infrastructure businesses. We expect Sempra Infrastructure will require additional funding for the development and expansion of its portfolio of projects, which may be financed through a combination of funding from the parent and minority interest owners, bank financing, issuances of debt, project financing, partnering in JVs and asset sales.
In the nine months ended September 30, 2023, Sempra Infrastructure distributed $289 million to minority interest owners and minority interest owners contributed $1,236 million to Sempra Infrastructure.

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
Sempra Infrastructure and the other Cameron LNG JV members, namely affiliates of TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC, a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha, have entered into a non-binding HOA for the potential development of the Cameron LNG Phase 2 project. The non-binding HOA provides a commercial framework for the proposed project, including the contemplated allocation to SI Partners of 50.2% of the fourth train production capacity and 25% of the debottlenecking capacity from the project under tolling agreements. The non-binding HOA contemplates the remaining capacity to be allocated equally to the existing Cameron LNG Phase 1 facility customers. Sempra Infrastructure plans to sell the LNG corresponding to its allocated capacity from the proposed Cameron LNG Phase 2 project under long-term SPAs prior to making a final investment decision. The ultimate participation in and offtake by Sempra Infrastructure, TotalEnergies SE, Mitsui & Co., Ltd. and Japan LNG Investment, LLC remain subject to negotiation and finalization of definitive agreements, among other factors, and the non-binding HOA does not commit any party to enter into definitive agreements with respect to the proposed Cameron LNG Phase 2 project.
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
In July 2023, Cameron LNG JV informed Bechtel that it has been selected to perform additional value engineering work on the proposed Cameron LNG Phase 2 project, which we expect will continue through the end of 2023. The parties are negotiating the terms and conditions of a definitive EPC contract for the project. The current arrangement with Bechtel does not commit any party to enter into a definitive EPC contract or to otherwise participate in the project.
Cameron LNG JV has entered into a non-binding MOU with Entergy Louisiana, LLC, a subsidiary of Entergy Corporation, to negotiate the terms and conditions for a new electric service agreement intended to reduce Cameron LNG JV’s scope 2 emissions from the electricity it purchases from Entergy Louisiana, LLC. The non-binding MOU sets forth a framework for Entergy Louisiana, LLC and Cameron LNG JV to finalize and sign a minimum 20-year agreement for the procurement of new renewable generation resources in Louisiana, subject to the approval of the renewable tariff by the Louisiana Public Service Commission. The ultimate arrangement between Cameron LNG JV and Entergy Louisiana, LLC remains subject to negotiation and finalization of definitive agreements, among other factors, and the non-binding MOU does not commit any party to enter into definitive agreements with respect to the proposed electric services agreement.
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
Expansion of the Cameron LNG Phase 1 facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, scope restrictions on expansion of the project unless appropriate prior consent is obtained from the existing project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Working under the framework established in the Phase 2 Project Development Agreement, Sempra Infrastructure and the other Cameron LNG JV members are investing additional time upfront to reduce construction risk and project costs and better optimize the construction schedule. We expect this process to continue through the end of 2023 and expect to be in a position to make a final investment decision in 2024, subject to executing an EPC contract, securing project financing, and extending the commercial export deadline under the project’s non-FTA approval.
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
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025 for an aggregate principal amount of up to $1.3 billion, of which $782 million was outstanding at September 30, 2023. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project. We discuss the details of this loan in Note 6 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
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
In April 2019, the FERC approved the siting, construction and operation of the PA LNG Phase 1 project facilities, along with certain natural gas pipelines, including the Port Arthur Pipeline Louisiana Connector and Texas Connector, that could be used to supply feed gas to the liquefaction facility when the project is completed. Sempra Infrastructure received authorizations from the DOE in August 2015 and May 2019 that collectively permit the LNG to be produced from the PA LNG Phase 1 project to be exported to all current and future FTA and non-FTA countries. In June 2023, Port Arthur LNG submitted an amendment to its FERC order requesting authorization to increase its work force and implement a 24-hours-per-day construction schedule in order to further enhance construction efficiency while reducing temporal impacts to the community and environment in the vicinity of the project. If approved, the amendment would also provide the EPC contractor with more optionality to meet or exceed the project’s construction schedule, subject to the timing of FERC approval of the amendment. The FERC has published a schedule that anticipates the issuance of an environmental assessment for the project in December 2023.
Sempra Infrastructure has definitive SPAs for LNG offtake from the PA LNG Phase 1 project with:
▪an affiliate of ConocoPhillips for a 20-year term for 5 Mtpa of LNG, as well as a natural gas supply management agreement whereby an affiliate of ConocoPhillips will manage the feed gas supply requirements for the PA LNG Phase 1 project.
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
As we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements, in March 2023, an indirect subsidiary of SI Partners completed the sale of an indirect 30% NCI in the PA LNG Phase 1 project to an affiliate of ConocoPhillips for aggregate cash consideration of approximately $254 million, subject to customary post-closing adjustments. We used the proceeds from this sale for capital expenditures and other general corporate purposes. In connection with this sale, both SI Partners and ConocoPhillips provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee.

As we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements, in September 2023, an indirect subsidiary of SI Partners completed the sale of an indirect 42% NCI in the PA LNG Phase 1 project to KKR Denali for aggregate cash consideration of approximately $984 million, including its pro rata equity share of development costs incurred prior to the closing that exceeded $439 million, subject to customary post-closing adjustments. We intend to use the proceeds from this sale for capital expenditures and other general corporate purposes.
Upon closing the sale of NCI to KKR Denali, Sempra holds an indirect interest in the PA LNG Phase 1 project of 19.6%.
As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, in March 2023, Port Arthur LNG entered into a seven-year term loan facility agreement with a syndicate of lenders for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility agreement for up to $200 million. The facilities mature on March 20, 2030. Proceeds from the loans will be used to finance the cost of construction of the PA LNG Phase 1 project. At September 30, 2023, $243 million of borrowings were outstanding under the term loan facility agreement.
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
In September 2023, the FERC approved the siting, construction and operation of the proposed PA LNG Phase 2 project, including the potential addition of up to two liquefaction trains. In February 2020, Sempra Infrastructure filed an application with the DOE to permit LNG produced from the proposed PA LNG Phase 2 project to be exported to all current and future FTA and non-FTA countries.
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
Vista Pacifico LNG Liquefaction Project. Sempra Infrastructure is developing the Vista Pacifico LNG project, a potential natural gas liquefaction, storage, and mid-scale export facility proposed to be located in the vicinity of Topolobampo in Sinaloa, Mexico, under a non-binding MOU with the CFE that contemplates the negotiation of definitive agreements that would cover development of the Vista Pacifico LNG project. The proposed LNG export terminal would be supplied with U.S. natural gas and would use excess natural gas and pipeline capacity on existing pipelines in Mexico with the intent of helping to meet growing demand for natural gas and LNG in the Mexican and Pacific markets.
Sempra Infrastructure received authorization from the DOE to permit the export of U.S.-produced natural gas to Mexico and for LNG produced from the proposed Vista Pacifico LNG facility to be re-exported to all current and future FTA countries and non-FTA countries.
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
Discussions with the CFE regarding the future of the pipeline are ongoing in accordance with a non-binding MOU announced in January 2022 that, among other matters, addresses efforts to proceed with re-routing a portion of the pipeline, which will require either an extension of the service start date, as discussed below, or a separate definitive arrangement between Sempra Infrastructure and the CFE concerning the restarting of service on the pipeline. In July 2022, Sempra Infrastructure and the CFE entered into a Shareholders’ Agreement that establishes a framework for a JV between the parties to work on restarting service on the pipeline, including the potential re-routing of a portion of the pipeline. This agreement is subject to a number of conditions to be satisfied before it becomes effective, including regulatory and corporate authorizations.
In September 2019, Sempra Infrastructure and the CFE reached an agreement to modify the tariff structure and extend the term of the contract by 10 years. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is back in service. If the parties do not agree on a definitive arrangement to re-route a portion of the pipeline or the parties do not agree on a new service start date by November 30, 2023, Sempra Infrastructure retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits.
At September 30, 2023, Sempra Infrastructure had $411 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline (which has not been agreed to by the parties, but is subject to negotiation pursuant to a non-binding MOU and a Shareholders’ Agreement, as described above) and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Refined Products Terminals. In May 2022, Sempra Infrastructure substantially completed construction of a terminal for the receipt, storage, and delivery of refined products in Topolobampo, at which time commissioning activities commenced. We expect the Topolobampo terminal will commence commercial operations in the first half of 2024, subject to receipt of the CRE’s approval of the regulated rates.
Sempra Infrastructure is also developing terminals for the receipt, storage, and delivery of refined products in the vicinity of Manzanillo and Ensenada.
Development and construction of refined products terminals is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Port Arthur Pipeline Louisiana Connector. Sempra Infrastructure has begun the procurement and engineering activities related to the construction of the Port Arthur Pipeline Louisiana Connector, a 72-mile pipeline connecting the PA LNG Phase 1 project to Gillis, Louisiana. In April 2019, the FERC approved the siting, construction and operation of the Port Arthur Pipeline Louisiana Connector, which will be used to supply feed gas to the PA LNG Phase 1 project. In July 2023, Sempra Infrastructure filed a limited amendment application with the FERC to implement construction process enhancements and minor modifications to several discrete sections of the Port Arthur Pipeline Louisiana Connector. These modifications are intended to decrease environmental impacts, accommodate landowner routing requests and enhance construction procedures. The FERC has published a schedule that anticipates the issuance of an environmental assessment for the project in February 2024. We expect the Port Arthur Pipeline Louisiana Connector to be ready for service ahead of the PA LNG Phase 1 project’s gas requirements. We estimate the capital expenditures for the project will be approximately $1 billion, including capitalized interest at the project level and project contingency. The actual amount of these capital expenditures may differ substantially from our estimates.
Development and construction of the Port Arthur Pipeline Louisiana Connector is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Louisiana (LA) Storage. Sempra Infrastructure has begun the procurement and engineering activities related to the construction of LA Storage, a 12.5 Bcf salt dome natural gas storage facility to support the PA LNG Phase 1 project. The construction includes an 11-mile pipeline that will connect to the Port Arthur Pipeline Louisiana Connector. In September 2022, the FERC approved the development of the project. We expect LA Storage to be ready for service in time to support the needs of the PA LNG Phase 1 project. We estimate the capital expenditures for the project will be approximately $300 million, including capitalized interest at the project level and project contingency. The actual amount of these capital expenditures may differ substantially from our estimates.
Development and construction of LA Storage is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors” in the Annual Report.

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

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2023	$5,129	$1,484	$1,264
2022	1,455	1,368	(762)
Change	$3,674	$116	$2,026

Lower net decrease in Reserve for Aliso Canyon costs, current and noncurrent, due to $2,089 lower payments offset by $258 lower accruals	$1,831		$1,831
Change in net margin posted	1,201	$(62)
Change in income taxes receivable/payable, net	371	70
Higher net income, adjusted for noncash items included in earnings	338		466
Change in accounts receivable	315	(179)	242
Change in net regulatory assets/liabilities, current and noncurrent	260	314	(51)
Change in deferred revenue	111
Higher GHG emission obligations	77		68
Change in collateral held in lieu of a customer’s letters of credit	(76)
Proceeds received in 2022 from insurance receivable for Aliso Canyon costs	(350)		(350)
Change in accounts payable	(583)	(89)	(291)
Change in prepaid expenses		23
Change in interest payable		22
Change in amounts due to/from unconsolidated affiliates		(91)	50
Other	179	108	61
	$3,674	$116	$2,026

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2023	$(6,304)	$(1,838)	$(1,451)
2022	(3,183)	(1,643)	(1,394)
Change	$(3,121)	$(195)	$(57)

Increase in capital expenditures	$(2,534)	$(242)	$(57)
Repayment in 2022 of note receivable from IMG	(626)
Other	39	47
	$(3,121)	$(195)	$(57)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2023	$2,198	$593	$192
2022	1,936	469	2,172
Change	$262	$124	$(1,980)

Change in borrowings and repayments of short-term debt, net	$2,067	$196	$278
Higher contributions from NCI	1,021
Lower repurchases of common stock	446
Higher (lower) issuances of short-term debt with maturities greater than 90 days	205		(800)
Higher common dividends paid	(39)
Settlement of cross-currency swaps	(99)
Higher distributions to NCI	(143)
Lower proceeds from sales of NCI	(494)
Higher payments on long-term debt and finance leases	(725)	(438)	(305)
(Higher) lower payments for commercial paper and other short-term debt with maturities greater than 90 days	(1,928)	375	(800)
Equity contribution from Sempra in 2022			(650)
Higher issuances of long-term debt			300
Other	(49)	(9)	(3)
	$262	$124	$(1,980)
Capital Expenditures and Investments

CAPITAL EXPENDITURES AND INVESTMENTS
(Dollars in millions)
	Nine months ended September 30,
	2023	2022
SDG&E	$1,893	$1,651
SoCalGas	1,451	1,394
Sempra Texas Utilities	270	256
Sempra Infrastructure	2,736	508
Parent and other	5	6
Total	$6,355	$3,815
Having reached a positive final investment decision for the PA LNG Phase 1 project and Oncor having received a final order from the PUCT in its comprehensive base rate review, we have updated our expected capital expenditures and investments from what we disclosed in “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. From 2023 through 2027, we expect to make aggregate capital expenditures and investments of approximately $38.6 billion, subject to the factors described below, which could cause these estimates to vary substantially. Capital expenditure amounts include capitalized interest and AFUDC related to debt.
When (i) including Sempra’s proportionate ownership interest in expected capital expenditures at unconsolidated equity method investees while excluding Sempra’s expected capital contributions to those unconsolidated equity method investees and (ii)

excluding NCI’s proportionate ownership interest in expected capital expenditures at Sempra and at unconsolidated equity method investees, we expect capital expenditures from 2023 through 2027 to total $40 billion. This $40 billion expectation reflects an increase compared to the aggregate capital expenditures, calculated in the same manner, that we forecasted in 2017 for the period from 2017 through 2021, which was $15 billion. We further expect a 10% to 20% utility-focused increase above this $40 billion amount when we update our capital expenditures plan for 2024 through 2028.
Our utilities represent approximately 90% of this $40 billion capital expenditures plan. We expect this significant capital investment in transmission and distribution improvements at our regulated public utilities to increase our utilities’ rate base, which has grown approximately 3.2 times from 2017 to 2022, based on a rate base of $8.5 billion and $5.5 billion at SDG&E and SoCalGas, respectively, in 2017 compared to $13.8 billion, $10.5 billion, $20.7 billion, and $256 million at SDG&E, SoCalGas, Oncor, and Sharyland Utilities, L.L.C., respectively, in 2022. For SDG&E and SoCalGas, rate base is the value of assets on which SDG&E and SoCalGas are permitted to earn a specified rate of return in accordance with rules set by regulatory agencies, including the CPUC and, for SDG&E, the FERC, which is calculated using a 13-month weighted average in accordance with CPUC methodology as adopted in rate-setting proceedings. For Oncor and Sharyland Utilities, L.L.C., rate base represents the total estimated invested capital, as adjusted in accordance with PUCT rules, at the end of the previous calendar year as reported in the Earnings Monitoring Report filed with the PUCT on an annual basis.
In 2023, we expect to make capital expenditures and investments of approximately $9.4 billion, which is an increase from the $5.7 billion projected in “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The increase is primarily attributable to an increase of $3.4 billion at Sempra Infrastructure primarily related to the PA LNG Phase 1 project, an increase of $200 million at SDG&E related to energy storage projects and an increase of $100 million at Sempra Texas Utilities. We expect the majority of our capital expenditures and investments in 2023 will relate to construction of the PA LNG Phase 1 project, ECA LNG Phase 1 project and natural gas pipelines at Sempra Infrastructure, and transmission and distribution improvements at our regulated public utilities.
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
COMMODITY PRICE RISK
Sempra Infrastructure is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first nine months of 2023, a hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $16 million at September 30, 2023 compared to $24 million at December 31, 2022.
The one-day value at risk for SDG&E’s and SoCalGas’ commodity positions were $2 million and $14 million, respectively, at September 30, 2023 compared to $25 million and $2 million, respectively, at December 31, 2022.
INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	September 30, 2023			December 31, 2022
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$421	$—	$421	$1,105	$205	$900
Other	1,558	—	—	2,247	—	—
Long-term:
Sempra California fixed-rate	$15,109	$8,350	$6,759	$13,159	$7,400	$5,759
Sempra California variable-rate	400	400	—	700	400	300
Other fixed-rate	11,322	—	—	10,079	—	—
Other variable-rate	826	—	—	575	—	—
(1)    After the effects of interest rate swaps. Before reductions for unamortized discount and debt issuance costs and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings attributable to common shares (but disregarding capitalized interest and impacts on equity earnings from debt at our equity method investees) that would result from a hypothetical change in market interest rates. Earnings attributable to common shares are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at September 30, 2023 increased or decreased by 10%, the change in earnings attributable to common shares over the 12-month period ending September 30, 2024 would be approximately $7 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at September 30, 2023, after considering the effects of interest rate swaps, the change in earnings attributable to common shares over the 12-month period ending September 30, 2024 would be approximately $4 million.
FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURE
We discuss our foreign currency exchange rate risk and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At September 30, 2023, there were no significant changes to our exposure to foreign currency exchange rate risk since December 31, 2022.
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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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

ITEM 5. OTHER INFORMATION
(a)None.
(b)None.
(c)During the most recent fiscal quarter, no Sempra, SDG&E or SoCalGas director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading arrangement, as defined in Item 408(a) of SEC Regulation S-K, or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) of SEC Regulation S-K.

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

Sempra / San Diego Gas & Electric Company
4.1	Seventy-Fifth Supplemental Indenture, dated as of August 11, 2023.		8-K	4.1	08/11/23

EXHIBIT INDEX (CONTINUED)
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra
10.1	Amended and Restated Sempra 2019 Long-Term Incentive Plan.	X

10.2	Amended and Restated Sempra Employee and Director Savings Plan, formerly known as the Sempra 2005 Deferred Compensation Plan.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra
31.1	Certification of Sempra’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra
32.1	Certification of Sempra’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA, (Registrant)

Date: November 3, 2023	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 3, 2023	By: /s/ Valerie A. Bille
Valerie A. Bille
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 3, 2023	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)