Form 10-K
period 2023-12-31
SEMPRA; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2024-02-27
CIK 1032208, 86521, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Nos.
1-14201	SEMPRA	California	33-0732627
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705
555 West 5th Street
Los Angeles, California 90013
(213) 244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
SEMPRA:
Common Stock, without par value	SRE	New York Stock Exchange(1)

5.75% Junior Subordinated Notes Due 2079, $25 par value	SREA	New York Stock Exchange

SAN DIEGO GAS & ELECTRIC COMPANY:
None

SOUTHERN CALIFORNIA GAS COMPANY:
None
(1)     Sempra’s common shares are also registered with the National Securities Registry of the CNBV in Mexico. The registration of Sempra’s common shares with the National Securities Registry does not imply certification regarding the investment quality of the securities, the solvency of the issuer or the accuracy or completeness of the information included in the annual report, nor does it confirm acts that may have been performed in contravention of the law. This annual report has been filed in Mexico in accordance with the general provisions applicable to issuers and other securities market participants.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of Each Class
SEMPRA:
None

SAN DIEGO GAS & ELECTRIC COMPANY:
None

SOUTHERN CALIFORNIA GAS COMPANY:
6% Preferred Stock, $25 par value

6% Preferred Stock, Series A, $25 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Sempra	Yes ☒	No ☐
San Diego Gas & Electric Company	Yes ☐	No ☒
Southern California Gas Company	Yes ☐	No ☒

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

	Yes ☐	No ☒

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
2023 Form 10-K | 2

If an emerging growth company, indicate by check mark if the Registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrants have filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrants included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrants’ respective executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of June 30, 2023, the last business day of each Registrant’s most recently completed second fiscal quarter:

Sempra	$45.8 billion
San Diego Gas & Electric Company	$0
Southern California Gas Company	$0

Common Stock outstanding, without par value, as of February 20, 2024:

Sempra	632,149,916 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra

SAN DIEGO GAS & ELECTRIC COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Sempra proxy statement to be filed for its May 2024 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

Portions of the Southern California Gas Company information statement to be filed for its May 2024 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

2023 Form 10-K | 3

This combined Form 10-K is separately filed by Sempra, San Diego Gas & Electric Company and Southern California Gas Company. Information contained herein relating to any one of these individual Registrants is filed by such entity on its own behalf. Each such Registrant makes statements herein only as to itself and its consolidated entities and makes no statement whatsoever as to any other entity.
You should read this report in its entirety as it pertains to each respective Registrant. No one section of the report deals with all aspects of the subject matter. A separate Part II – Item 8 is provided for each Registrant, except for the Notes to Consolidated Financial Statements, which are combined for all the Registrants. All Items other than Part II – Item 8 are combined for the three Registrants.
2023 Form 10-K | 4

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
amparo	an extraordinary constitutional appeal governed by Articles 103 and 107 of the Mexican Constitution and filed in Mexican federal court
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASR	accelerated share repurchase
ASU	Accounting Standards Update
Bcf	billion cubic feet
Bechtel	Bechtel Energy Inc.
bps	basis points
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CARB	California Air Resources Board
CCA	Community Choice Aggregation
CCM	cost of capital adjustment mechanism
CEC	California Energy Commission
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
CNBV	Comisión Nacional Bancaria y de Valores (Mexico’s National Banking and Securities Commission)
CODM	chief operating decision maker as defined in ASC 280
ConocoPhillips	ConocoPhillips Company
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DA	Direct Access
DER	distributed energy resources
DOE	U.S. Department of Energy
DOT	U.S. Department of Transportation
DWR	California Department of Water Resources
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
Enova	Enova Corporation
EPA	U.S. Environmental Protection Agency
EPC	engineering, procurement and construction
EPS	earnings (losses) per common share
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ESJ	Energía Sierra Juárez, S. de R.L. de C.V.
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
2023 Form 10-K | 5

GLOSSARY (CONTINUED)

FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HMRC	His Majesty’s Revenue and Customs (United Kingdom’s Revenue and Customs Department)
HOA	Heads of Agreement
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IEnova Pipelines	IEnova Pipelines, S. de R.L. de C.V.
IMG	Infraestructura Marina del Golfo
INEOS	INEOS Energy Trading Limited, a subsidiary of INEOS Limited
IOU	investor-owned utility
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
ISFSI	independent spent fuel storage installation
ISO	Independent System Operator
JV	joint venture
KKR Denali	KKR Denali Holdco LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
KKR Pinnacle	KKR Pinnacle Investor L.P., an affiliate of Kohlberg Kravis Roberts & Co. L.P.
kV	kilovolt
kW	kilowatt
kWh	kilowatt hour
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LNG	liquefied natural gas
LPG	liquid petroleum gas
LTIP	long-term incentive plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mexican Stock Exchange	Bolsa Mexicana de Valores, S.A.B. de C.V., or BMV
MMBtu	million British thermal units (of natural gas)
MMcf	million cubic feet
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NAV	net asset value
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NOL	net operating loss
NRC	Nuclear Regulatory Commission
NYSE	New York Stock Exchange
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OEIS	Office of Energy Infrastructure Safety
OII	Order Instituting Investigation
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
ORLEN	Polski Koncern Naftowy Orlen S.A. (formerly Polish Oil & Gas Company)
OSC	Order to Show Cause
Other Sempra	All Sempra consolidated entities, except for SDG&E and SoCalGas
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
2023 Form 10-K | 6

GLOSSARY (CONTINUED)

PBOP	postretirement benefits other than pension
PE	Pacific Enterprises
PEMEX	Petróleos Mexicanos (Mexican state-owned oil company)
PG&E	Pacific Gas and Electric Company
PHMSA	Pipeline and Hazardous Materials Safety Administration
Port Arthur LNG	Port Arthur LNG, LLC, an indirect subsidiary of SI Partners that owns the PA LNG Phase 1 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PRP	Potentially Responsible Party
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
PXiSE	PXiSE Energy Solutions, LLC
Rating Agencies	Moody’s, S&P and Fitch, collectively
RBS	The Royal Bank of Scotland plc
RBS Sempra Commodities	RBS Sempra Commodities LLP
REC	renewable energy certificate
Registrants	has the meaning set forth in Rule 12b-2 under the Exchange Act and consists of Sempra, SDG&E and SoCalGas for purposes of this report
ROE	return on equity
ROU	right-of-use
RPS	Renewables Portfolio Standard
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
SEFE	SEFE Marketing & Trading México S. de R.L. de C.V. (formerly known as Gazprom Marketing & Trading México S. de R.L. de C.V.)
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	6% mandatory convertible preferred stock, series A
series B preferred stock	6.75% mandatory convertible preferred stock, series B
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
Sharyland Holdings	Sharyland Holdings, L.P.
Sharyland Utilities	Sharyland Utilities, L.L.C.
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate
SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement
SST Committee	Safety, Sustainability and Technology Committee of the Sempra board of directors
Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG Norte	TAG Norte Holding, S. de R.L. de C.V.
TAG Pipelines	TAG Pipelines Norte, S. de R.L. de C.V.
Tangguh PSC	Tangguh PSC Contractors
TCEQ	Texas Commission on Environmental Quality
TdM	Termoeléctrica de Mexicali
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TTI	Texas Transmission Investment LLC, an entity indirectly owned by OMERS Administration Corporation (acting through its infrastructure investment entity, OMERS Infrastructure Management Inc.) and GIC Private Limited
U.S. GAAP	generally accepted accounting principles in the United States of America
VaR	value at risk
2023 Form 10-K | 7

GLOSSARY (CONTINUED)

VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111
In this report, references to “Sempra” are to Sempra and its consolidated entities, collectively, and references to “we,” “our,” “us” and “our company” are to the applicable Registrant and its consolidated entities, collectively, in each case unless otherwise stated or indicated by the context. All references in this report to our reportable segments are not intended to refer to any legal entity with the same or similar name.
Throughout this report, we refer to the following as Consolidated Financial Statements and Notes to Consolidated Financial Statements when discussed together or collectively:
▪the Consolidated Financial Statements and related Notes of Sempra;
▪the Financial Statements and related Notes of SDG&E; and
▪the Financial Statements and related Notes of SoCalGas.
2023 Form 10-K | 8

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
Forward-looking statements can be identified by words such as “believe,” “expect,” “intend,” “anticipate,” “contemplate,” “plan,” “estimate,” “project,” “forecast,” “envision,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “construct,” “develop,” “opportunity,” “preliminary,” “initiative,” “target,” “outlook,” “optimistic,” “poised,” “maintain,” “continue,” “progress,” “advance,” “goal,” “aim,” “commit,” or similar expressions, or when we discuss our guidance, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:
▪California wildfires, including potential liability for damages regardless of fault and any inability to recover all or a substantial portion of costs from insurance, the Wildfire Fund, rates from customers or a combination thereof
▪decisions, investigations, inquiries, regulations, denials or revocations of permits, consents, approvals or other authorizations, renewals of franchises, and other actions, including the failure to honor contracts and commitments, by the (i) CPUC, CRE, DOE, FERC, PUCT, IRS and other regulatory bodies and (ii) U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries where we do business
▪the success of business development efforts, construction projects, acquisitions, divestitures, and other significant transactions, including risks related to (i) being able to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) realizing anticipated benefits from any of these efforts if completed, (iv) obtaining third-party consents and approvals and (v) third parties honoring their contracts and commitments
▪macroeconomic trends or other factors that could change our capital expenditure plans and their potential impact on rate base or other growth
▪litigation, arbitrations, property disputes and other proceedings, and changes to laws and regulations, including those related to tax and trade policy and the energy industry in Mexico
▪cybersecurity threats, including by state and state-sponsored actors, of ransomware or other attacks on our systems or the systems of third parties with which we conduct business, including the energy grid or other energy infrastructure
▪the availability, uses, sufficiency, and cost of capital resources and our ability to borrow money or otherwise raise capital on favorable terms and meet our obligations, including due to (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook, (ii) instability in the capital markets, or (iii) rising interest rates and inflation
▪the impact on affordability of SDG&E’s and SoCalGas’ customer rates and their cost of capital and on SDG&E’s, SoCalGas’ and Sempra Infrastructure’s ability to pass through higher costs to customers due to (i) volatility in inflation, interest rates and commodity prices, (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of meeting the demand for lower carbon and reliable energy in California, and (iii) with respect to Sempra Infrastructure’s business, volatility in foreign currency exchange rates
▪the impact of climate and sustainability policies, laws, rules, regulations, disclosures and trends, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies, the risk of nonrecovery for stranded assets, and uncertainty related to relevant emerging and early-stage technologies
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events, such as work stoppages, that disrupt our operations, damage our facilities or systems, cause the release of harmful materials or fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms or insurance or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power, natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid, pipeline system or limitations on the withdrawal of natural gas from storage facilities
▪Oncor’s ability to reduce or eliminate its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪other uncertainties, some of which are difficult to predict and beyond our control
2023 Form 10-K | 9

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
Risks Related to Sempra
▪Sempra’s ability to pay dividends and meet its obligations largely depends on the performance of its subsidiaries and entities accounted for as equity method investments
▪The economic interest, voting rights and market value of our outstanding common and preferred stock may be adversely affected by any additional equity securities we may issue
Risks Related to All Sempra Businesses
▪Our businesses are subject to risks arising from their infrastructure and systems that support this infrastructure
▪We face risks related to severe weather, natural disasters, physical attacks and other similar events
▪We face evolving cybersecurity risks associated with the energy grid, natural gas pipelines, storage and other infrastructure as well as the collection of personal, sensitive and confidential customer and employee information
▪Our debt service obligations expose us to risks and could require additional equity securities issuances by Sempra or sales of equity interests in subsidiaries or projects under development
▪The availability and cost of debt or equity financing could be negatively affected by market and economic conditions and other factors
▪Credit rating agencies may downgrade our credit ratings or place them on negative outlook
▪We face risks related to failures and delays in obtaining permits, licenses, franchises and other approvals required by our businesses from various governmental agencies
▪Our businesses face climate change concerns and have environmental compliance and clean energy transition and reporting costs
▪We are subject to complex tax and accounting requirements that expose us to risks
Risks Related to Sempra California
▪Wildfires in California pose risks to Sempra, SDG&E and SoCalGas
▪The electricity industry is undergoing significant change, including increased deployment of DER, technological advancements, evolving procurement service standards, and political and regulatory developments
▪Natural gas has increasingly been the subject of political and public debate, including a desire by some to eventually reduce or eliminate reliance on natural gas as an energy source
▪SDG&E and SoCalGas are subject to extensive regulation
Risks Related to Sempra Texas Utilities
▪Certain ring-fencing measures, governance mechanisms and commitments limit our ability to influence the management, operations and policies of Oncor
▪Changes in the regulation of Oncor or the regulation or operation of the electric utility industry and/or the ERCOT market could negatively affect Oncor
Risks Related to Sempra Infrastructure
▪Project development activities may not be successful, projects under construction may not be completed on schedule or within budget, and completed projects may not operate at expected levels
▪We may not be able to enter into, maintain, extend or replace long-term supply, sales or capacity agreements
▪Our international businesses and operations expose us to increased legal, regulatory, tax, economic, geopolitical and management oversight risks and challenges
2023 Form 10-K | 10

PART I.

ITEM 1. BUSINESS
OVERVIEW
We are a California-based holding company with energy infrastructure investments in North America. Our businesses invest in, develop and operate energy infrastructure, and provide electric and gas services to customers.
Sempra was formed in 1998 through a business combination of Enova and PE, the holding companies of our regulated public utilities in California: SDG&E, which began operations in 1881, and SoCalGas, which began operations in 1867. We have since expanded our regulated public utility presence into Texas through our 80.25% interest in Oncor and 50% interest in Sharyland Utilities. Sempra Infrastructure’s assets include investments in the U.S. and Mexico with a focus on LNG, energy networks and low carbon solutions.
Business Strategy
Our mission is to be North America’s premier energy infrastructure company. We are primarily focused on transmission and distribution investments, among other areas, that we believe are capable of producing stable cash flows and earnings visibility, with the goals of delivering safe, reliable and increasingly clean forms of energy to customers and increasing shareholder value.
DESCRIPTION OF BUSINESS BY SEGMENT
Sempra’s business activities are organized under the following reportable segments:
▪Sempra California
▪Sempra Texas Utilities
▪Sempra Infrastructure

In the fourth quarter of 2023, Sempra realigned its reportable segments to reflect changes in how the CODM oversees our three platforms: Sempra California, Sempra Texas Utilities and Sempra Infrastructure. Our former SDG&E and SoCalGas reportable segments were combined into one operating and reportable segment, Sempra California, which is consistent with how the CODM assesses performance due to the similarities of their operations, including geographic location and regulatory framework in California. Sempra’s historical segment disclosures have been restated to conform with the current presentation, so that all discussions reflect the revised segment information of its three reportable segments.
SDG&E and SoCalGas each has one reportable segment.
2023 Form 10-K | 11

Sempra California
SDG&E
SDG&E is a regulated public utility that provides electric services to a population of, at December 31, 2023, approximately 3.6 million and natural gas services to approximately 3.3 million of that population, covering an approximate 4,100 square mile service territory in Southern California that encompasses San Diego County and an adjacent portion of Orange County.
SDG&E’s assets at December 31, 2023 covered the following territory:

Nevada
Utah
California
Desert Star Energy Center
Arizona
San Clemente
Ortega
Pala-Gomez Creek
Fallbrook
Borrego
Melrose
Palomar Energy Center
Escondido
Escondido
Ramona Solar
Ramona
Carmel Valley
Shelter Valley
Butterfield Ranch
Miramar (Top Gun)
Miramar Energy Facility
Kearny
La Jolla
Paradise
Elliot
Cuyamaca Peak Energy Plant
El Cajon
El Cajon
San Diego
Clairemont
Miguel
Westside Canal
Imperial Beach
Cameron Corners
Boulevard
Existing Electric Generation Facility
Existing Battery Storage
Approved Battery Storage
Existing Microgrid
Approved Microgrid
Distribution Line
Transmission Line
Natural Gas Line
Service Territory

We describe SDG&E’s electric utility operations below. We describe SDG&E’s natural gas utility operations in “Sempra California’s Natural Gas Utility Operations.”
Electric Transmission and Distribution System. Service to SDG&E’s customers is supported by its electric transmission and distribution system, which includes substations and overhead and underground lines. These electric facilities are primarily in the San Diego, Imperial and Orange counties of California, and in Arizona and Nevada and consisted of 1,925 miles of transmission lines, 24,023 miles of distribution lines and 157 substations at December 31, 2023. Occasionally, various areas of the service territory require expansion to accommodate customer growth and maintain reliability and safety.
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
2023 Form 10-K | 12

Electric Resources. SDG&E supplies power from its own electric generation facilities and procures power on a long-term basis from other suppliers for resale through CPUC-approved PPAs or purchases on the spot market. SDG&E does not earn any return on commodity sales volumes. SDG&E’s electric resources at December 31, 2023 were as follows:

ELECTRIC RESOURCES(1)

	Contract expiration date	Net operating capacity (MW)	% of total
SDG&E:
Owned generation facilities, natural gas(2)		1,204	24%
PPAs:
Renewables:
Wind	2024 to 2042	1,025	20
Solar	2030 to 2042	1,526	30
Other	2024 and thereafter	157	3
Tolling and other	2024 to 2042	1,167	23
Total		5,079	100%
(1)    Excludes approximately 367 MW of energy storage owned and approximately 585 MW of energy storage contracted.
(2)    SDG&E owns and operates four natural gas-fired power plants, three of which are in California and one is in Nevada.

Charges under contracts with suppliers are based on the amount of energy received or are tolls based on available capacity. Tolling contracts are PPAs under which SDG&E provides natural gas to the energy supplier.
SDG&E procures natural gas under short-term contracts for its owned generation facilities and for certain tolling contracts associated with PPAs. Purchases from various southwestern U.S. suppliers are primarily priced based on published monthly bid-week indices, which can be subject to volatility.
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
Customers and Demand. SDG&E provides electric services through the generation, transmission and distribution of electricity to the following customer classes:

ELECTRIC CUSTOMER METERS AND VOLUMES

	Customer meter count	Volumes(1) (millions of kWh)
	December 31,	Years ended December 31,
	2023	2023	2022	2021
SDG&E:
Residential	383,150	2,004	3,940	5,657
Commercial	41,458	1,868	2,850	4,128
Industrial	359	670	909	1,398
Street and highway lighting	1,785	77	101	115
	426,752	4,619	7,800	11,298
CCA and DA	1,090,386	12,228	9,900	5,916
Total	1,517,138	16,847	17,700	17,214
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
2023 Form 10-K | 13

CCA is only available if the customer’s local jurisdiction (city or county) offers such a program, as is the case with the City of San Diego and certain other jurisdictions in SDG&E’s service territory, and DA is currently limited by a cap based on gigawatt hours. Several jurisdictions in SDG&E's territory have implemented CCA, including the City of San Diego in 2022. Additional jurisdictions are in the process of implementing or considering CCA.
As a result of customers electing CCA and DA services, SDG&E’s historical energy procurement commitments for future deliveries exceed the needs of its remaining bundled customers. To help achieve the goal of ratepayer indifference (as to whether customers’ energy is procured by SDG&E or by CCA or DA), the CPUC revised the Power Charge Indifference Adjustment framework. The purpose of the framework is to help ensure SDG&E’s procurement cost obligations are more equitably shared among customers served by SDG&E and customers now served by CCA and DA.
San Diego’s mild climate and SDG&E’s robust energy efficiency programs contribute to lower consumption by our customers. Rooftop solar installations continue to reduce residential and commercial volumes sold by SDG&E. At December 31, 2023, 2022 and 2021, the residential and commercial rooftop solar capacity in SDG&E’s territory totaled 2,154 MW, 1,864 MW and 1,620 MW, respectively.
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
Competition. SDG&E faces competition to serve its customer load from distributed and local power generation growth, including solar installations. In addition, the electric industry is undergoing rapid technological change, and third-party energy storage alternatives and other technologies may increasingly compete with SDG&E’s traditional transmission and distribution infrastructure in delivering electricity to consumers. Certain FERC transmission development projects are open to competition, allowing independent developers to compete with incumbent utilities for the construction and operation of transmission facilities.
2023 Form 10-K | 14

SoCalGas
SoCalGas is a regulated public utility that owns and operates a natural gas distribution, transmission and storage system that delivers natural gas to a population of, at December 31, 2023, approximately 21 million, covering an approximate 24,000 square mile service territory that encompasses Southern California and portions of central California (excluding San Diego County, the City of Long Beach and the desert area of San Bernardino County).
SoCalGas’ assets at December 31, 2023 covered the following territory:

Bakersfield
Santa Barbara
Honor Rancho
La Goleta
Aliso Canyon
Los Angeles
Playa Del Rey
Oceanside
Escondido
San Diego
Natural Gas Storage
Distribution Line
Transmission Line
Service Territory

We describe SoCalGas’ natural gas utility operations below in “Sempra California’s Natural Gas Utility Operations.”
Sempra California’s Natural Gas Utility Operations
Natural Gas Procurement and Transportation. At December 31, 2023, SoCalGas’ natural gas facilities included 3,043 miles of transmission and storage pipelines, 52,404 miles of distribution pipelines, 48,983 miles of service pipelines and nine transmission compressor stations, and SDG&E’s natural gas facilities consisted of 197 miles of transmission pipelines, 9,135 miles of distribution pipelines, 6,737 miles of service pipelines and one compressor station.
SoCalGas’ and SDG&E’s gas transmission pipelines interconnect with four major interstate pipeline systems: El Paso Natural Gas, Transwestern Pipeline, Kern River Pipeline Company, and Mojave Pipeline Company, allowing customers to bring gas supplies into the SoCalGas gas transmission pipeline system from the various out-of-state gas producing basins. Additionally, an interconnection with PG&E’s intrastate gas transmission pipeline system allows gas to flow into SoCalGas’ gas transmission pipeline system. SoCalGas’ gas transmission pipeline system also has an interconnect with a Mexican gas pipeline company at Otay Mesa on the California/Mexico border that allows gas to not only flow south from the gas producing basins in the southwestern U.S., but to also flow north into SoCalGas’ gas transmission pipeline system from supplies in Mexico. There are also several in-state gas interconnections allowing for delivery of California-produced gas, including a number of direct connections from renewable natural gas producers.
2023 Form 10-K | 15

SoCalGas purchases natural gas under short-term and long-term contracts and on the spot market for SDG&E’s and SoCalGas’ core customers. SoCalGas purchases natural gas from various sources, including from Canada, the U.S. Rockies and the southwestern regions of the U.S. Purchases of natural gas are primarily priced based on published monthly bid week indices, which can be subject to volatility. The cost of purchases of natural gas for SDG&E’s and SoCalGas’ core customers is billed to those customers without markup.
To support the delivery of natural gas supplies to its distribution system and to meet the needs of customers, SoCalGas has firm and variable interstate pipeline capacity contracts that require the payment of fixed and variable tariffed and negotiated reservation charges to reserve firm and interruptible transportation rights. Energy companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company and Kern River Gas Transmission Company, provide transportation services into SoCalGas’ intrastate transmission system for supplies purchased by SoCalGas.
Natural Gas Storage. SoCalGas owns four natural gas storage facilities with a combined working gas capacity of 137 Bcf and 128 injection, withdrawal and observation wells that provide natural gas storage service. SoCalGas’ and SDG&E’s core customers, along with certain third-party market participants, are allocated a portion of SoCalGas’ storage capacity. SoCalGas uses the remaining storage capacity for load balancing services for all customers and for storage for noncore customers. Natural gas withdrawn from storage is important to help maintain service reliability during peak demand periods, including consumer heating needs in the winter, as well as peak electric generation needs in the summer. The Aliso Canyon natural gas storage facility has a storage capacity of 86 Bcf and, subject to CPUC limitations, represents 63% of SoCalGas’ working natural gas storage capacity. At December 31, 2023, SoCalGas has been authorized by the CPUC to utilize up to 68.6 Bcf of working gas at the facility to help achieve reliability for the region as determined by the CPUC. The authorized storage capacity of the Aliso Canyon natural gas storage facility is subject to an ongoing proceeding with the CPUC that we discuss in Note 16 of the Notes to Consolidated Financial Statements, in “Part I – Item 1A. Risk Factors” and in “Part II – Item 7. MD&A – Capital Resources and Liquidity – SoCalGas.”
Customers and Demand. SoCalGas and SDG&E sell, distribute and transport natural gas. SoCalGas purchases and stores natural gas for its core customers in its territory and SDG&E’s territory on a combined portfolio basis. SoCalGas also offers natural gas transportation and storage services for others.

NATURAL GAS CUSTOMER METERS AND VOLUMES

	Customer meter count	Volumes (Bcf)(1)
	December 31,	Years ended December 31,
	2023	2023	2022	2021
SDG&E:
Residential	883,014
Commercial	29,053
Electric generation and transportation	2,964
Natural gas sales		48	45	46
Transportation		39	39	38
Total	915,031	87	84	84
SoCalGas:
Residential	5,890,601
Commercial	248,498
Industrial	24,119
Electric generation and wholesale	40
Natural gas sales		321	304	314
Transportation		549	586	568
Total	6,163,258	870	890	882
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
2023 Form 10-K | 16

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
The natural gas distribution business is subject to seasonality. Demand tends to increase in the winter months to meet the heating load. As is prevalent in the industry, subject to regulatory limitations, SoCalGas typically injects natural gas into storage during the months of April through October, and usually withdraws natural gas from storage during the months of November through March.
2023 Form 10-K | 17

Sempra Texas Utilities
Sempra Texas Utilities is comprised of our equity method investments in Oncor Holdings and Sharyland Holdings. Oncor Holdings is an indirect, wholly owned entity of Sempra that owns an 80.25% interest in Oncor. TTI owns the remaining 19.75% interest in Oncor. Sempra owns an indirect 50% interest in Sharyland Holdings, which owns a 100% interest in Sharyland Utilities.
Sempra Texas Utilities’ assets at December 31, 2023 covered the following territory:
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
At December 31, 2023, Oncor had 4,774 employees, including 819 employees covered under a collective bargaining agreement.
2023 Form 10-K | 18

Certain ring-fencing measures, governance mechanisms and commitments, which we describe in “Part I – Item 1A. Risk Factors,” are in effect and are intended to enhance Oncor Holdings’ and Oncor’s separateness from their owners and to mitigate the risk that these entities would be negatively impacted by the bankruptcy of, or other adverse financial developments affecting, their owners. Sempra does not control Oncor Holdings or Oncor, and the ring-fencing measures, governance mechanisms and commitments limit our ability to direct the management, policies and operations of Oncor Holdings and Oncor, including the deployment or disposition of their assets, declarations of dividends or other distributions, strategic planning and other important corporate issues and actions, including limited representation on the Oncor Holdings and Oncor boards of directors. Because Oncor Holdings and Oncor are managed independently (i.e., ring-fenced), we account for our 100% ownership interest in Oncor Holdings as an equity method investment.
Electricity Transmission. Oncor’s electricity transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction, maintenance and security of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over its transmission facilities in coordination with ERCOT, which we discuss below in “Regulation – Utility Regulation – ERCOT Market.”
At December 31, 2023, Oncor’s transmission system included approximately 18,298 circuit miles of transmission lines, a total of 1,257 transmission and distribution substations, and interconnection to 173 third-party generation facilities totaling 54,277 MW.
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
Electricity Distribution. Oncor’s electricity distribution business is responsible for the overall safe and reliable operation of distribution facilities, including electricity delivery, power quality, security and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the electricity distribution system within its certificated service area. Oncor’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,722 distribution feeders at December 31, 2023.
Oncor’s distribution system included nearly 4.0 million points of delivery at December 31, 2023 and consisted of 125,116 circuit miles of overhead and underground lines.
Distribution revenues from residential and small business users are based on actual monthly consumption (kWh) and distribution revenues from large commercial and industrial users are based on, depending on size and annual load factor, either actual monthly demand (kW) or the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior eleven months.
Customers and Demand. Oncor operates the largest transmission and distribution system in Texas based on the number of end-use customers and miles of transmission and distribution lines, delivering electricity to nearly 4.0 million homes and businesses, operating more than 143,000 circuit miles of transmission and distribution lines as of December 31, 2023 in a territory with an estimated population of approximately 13 million. The majority of consumers of the electricity Oncor delivers are free to choose their electricity supplier from retail electric providers who compete for their business. Oncor is not a seller of electricity, nor does it purchase electricity for resale. Rather, Oncor provides wholesale transmission services to its electricity distribution business as well as non-affiliated electricity distribution companies, electric cooperatives and municipally owned utilities. Oncor also provides distribution services, consisting of retail delivery services to retail electric providers that sell electricity to end-use customers, as well as wholesale delivery services to electric cooperatives and municipally owned utilities. At December 31, 2023, Oncor’s distribution business customers primarily consisted of over 100 retail electric providers that sell the electricity it distributes to consumers in its certificated service areas.
Oncor’s revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.
Competition. Oncor operates in certificated areas designated by the PUCT. The majority of Oncor’s service territory is single certificated, with Oncor as the only certificated electric transmission and distribution provider. However, in multi-certificated areas of Texas, Oncor competes with certain other utilities and rural electric cooperatives for the right to serve end-use customers. In addition, the electric industry is undergoing rapid technological change, and third-party DER and other technologies may increasingly compete with Oncor’s traditional transmission and distribution infrastructure in delivering electricity to consumers.
2023 Form 10-K | 19

Sharyland Utilities
Sharyland Utilities is a regulated electric transmission utility that owns and operates, at December 31, 2023, approximately 64 miles of electric transmission lines in south Texas, including a direct current line connecting Mexico and assets in McAllen, Texas. Sharyland Utilities is responsible for providing safe, reliable and efficient transmission and substation services and investing to support infrastructure needs in its service territory, which we discuss below in “Regulation – Utility Regulation – ERCOT Market.” Transmission revenues are provided under tariffs approved by the PUCT.
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
At December 31, 2023, Sempra Infrastructure, KKR Pinnacle and ADIA directly or indirectly own a 70%, 20%, and 10% interest, respectively, in SI Partners. SI Partners holds a 100% ownership interest in Sempra LNG Holding, LP and a 99.9% ownership interest in IEnova at December 31, 2023. Sempra Infrastructure consolidates Sempra’s ownership and management of its non-U.S. utility, energy infrastructure assets in North America under a single platform. These assets include LNG and natural gas infrastructure in the U.S. and Mexico and renewable energy, LPG and refined products infrastructure in Mexico, which are managed through three business lines: LNG, Energy Networks and Low Carbon Solutions.
At December 31, 2023, Sempra Infrastructure owned or held interests in the following assets:

Energía Sierra Juárez I
Energía Sierra Juárez II
TGN Pipeline
Rumorosa Solar
Termoeléctrica de Mexicali
Gasoducto Rosarito Pipeline
GRO Expansion
Ecogas Mexicali
Cimarrón Wind
Baja Refinados Terminal
Port Arthur Pipeline Louisiana Connector
LAS Pipeline/ LA Storage
Port Arthur Pipeline Texas Connector
Cameron Interstate Pipeline
PA LNG Phase 1 & PA LNG Phase 2
Cameron LNG Phase 1 & 2
Titan Carbon Sequestration
Hackberry Carbon Sequestration
Energía Costa Azul Regasification
ECA LNG Phase 1 & ECA LNG Phase 2
Border Solar
Pima Solar
Aguaprieta Pipeline
Don Diego Solar
San Isidro-Samalayuca Pipeline
Samalayuca Pipeline
Sonora Pipeline Sasabe-Puerto Libertad-Guaymas
Ecogas Chihuahua
Ojinaga - El Encino Pipeline
Empalme Lateral
Sonora Pipeline Guaymas-El Oro
Topolobampo Marine Terminal
Vista Pacifico LNG
Los Ramones I Pipeline
TDF LPG Pipeline
San Fernando Pipeline
Ecogas La Laguna - Durango
Ventika Wind
Sur de Texas-Tuxpan (Marine)
Los Ramones Norte Pipeline
Tepezalá Solar
Guadalajara LPG Terminal
Mexico City Terminal
Puebla Terminal
Veracruz Marine Terminal
Manzanillo Marine Terminal
Ethane Pipeline
Operating LNG Asset
LNG Asset Under Construction
LNG Asset in Development
Operating Energy Networks Asset
Energy Networks Asset Under Construction
Energy Networks Asset in Development
Operating Low Carbon Solutions Asset
Low Carbon Solutions Asset in Development
Sempra Infrastructure Territory
Gas Pipeline
Gas Pipeline Under Construction
Gas Pipeline in Development

LNG
Sempra Infrastructure’s LNG business line is comprised of a natural gas liquefaction and regasification portfolio in operation, construction or development, and is focused on securely delivering natural gas to the world in support of the energy transition.
Cameron LNG Phase 1 Facility. SI Partners owns 50.2% of Cameron LNG JV, while an affiliate of TotalEnergies SE, an affiliate of Mitsui & Co., Ltd., and Japan LNG Investment, LLC (a company jointly owned by Mitsubishi Corporation and
2023 Form 10-K | 20

Nippon Yusen Kabushiki Kaisha) each own 16.6% of Cameron LNG JV. We account for our ownership interest in Cameron LNG JV under the equity method. No single owner controls or can unilaterally direct significant activities of Cameron LNG JV.
Cameron LNG JV owns and operates the Cameron LNG Phase 1 facility, a natural gas liquefaction, export, regasification and import facility with three natural gas pre-treatment, processing and liquefaction trains. The Cameron LNG Phase 1 facility is located in Hackberry, Louisiana, along the Calcasieu Ship Channel, which handles significant industrial shipping, including large oil and LNG tankers, that we believe is well positioned to supply the Atlantic and Pacific markets. The three liquefaction trains have a combined nameplate capacity of 13.9 Mtpa of LNG with an export capacity of 12 Mtpa of LNG, or approximately 1.7 Bcf of natural gas per day. The Cameron LNG Phase 1 facility has 20-year liquefaction and regasification tolling capacity agreements in place with affiliates of TotalEnergies SE, Mitsubishi Corporation and Mitsui & Co., Ltd., which collectively subscribe for the full nameplate capacity of the three trains at the facility.
ECA Regas Facility. Sempra Infrastructure owns and operates the ECA Regas Facility in Baja California, Mexico, which is capable of processing one Bcf of natural gas per day and has a storage capacity of 320,000 cubic meters in two tanks of 160,000 cubic meters each.
The ECA Regas Facility generates revenues from firm storage service fees under firm storage service agreements and nitrogen injection service agreements with Shell México Gas Natural, S. de R.L. de C.V. and SEFE that expire in 2028, which permit them to collectively use 50% of the terminal’s capacity, with the remaining 50% of the capacity available for Sempra Infrastructure’s use. The land on which the ECA Regas Facility and the ECA LNG liquefaction projects under construction and in development are expected to be situated, as well as land adjacent to those properties, are the subject of litigation. We discuss litigation over land disputes and environmental and social impact permits at the ECA Regas Facility in Note 16 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors.”
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
PA LNG Phase 1 Project. SI Partners, KKR Denali and an affiliate of ConocoPhillips directly or indirectly own a 28%, 42% and 30%, respectively, interest in the PA LNG Phase 1 project under construction on a greenfield site in the vicinity of Port Arthur, Texas, located along the Sabine-Neches waterway. The PA LNG Phase 1 project will consist of two liquefaction trains, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services with a nameplate capacity of approximately 13 Mtpa and an initial offtake capacity of approximately 10.5 Mtpa. We expect the first and second trains of the PA LNG Phase 1 project to commence commercial operations in 2027 and 2028, respectively.
Sempra Infrastructure has definitive SPAs with an affiliate of ConocoPhillips for a 20-year term for 5 Mtpa of LNG, RWE Supply & Trading GmbH for a 15-year term for 2.25 Mtpa of LNG, INEOS for a 20-year term for approximately 1.4 Mtpa of LNG, ORLEN for a 20-year term for approximately 1 Mtpa of LNG, and ENGIE S.A. for a 15-year term for approximately 0.875 Mtpa of LNG.
The construction of the PA LNG Phase 1 project is subject to numerous risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.”
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
2023 Form 10-K | 21

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
LNG Projects Under Development. Sempra Infrastructure is evaluating the following development opportunities:
▪Cameron LNG Phase 2 project, an expansion of the Cameron LNG Phase 1 facility that would add one liquefaction train and debottlenecking capacity from the existing three trains
▪ECA LNG Phase 2 project, a large-scale natural gas liquefaction project to be located at the site of Sempra Infrastructure’s existing ECA Regas Facility in Baja California, Mexico
▪PA LNG Phase 2 project, a large-scale natural gas liquefaction project and associated infrastructure to be located adjacent to the PA LNG Phase 1 project in the vicinity of Port Arthur, Texas
▪Vista Pacifico LNG project, a mid-scale natural gas liquefaction project and associated infrastructure in the vicinity of Topolobampo in Sinaloa, Mexico
No final investment decision has been reached for any of these potential projects. The development of these projects is subject to numerous risks and uncertainties. For a discussion of these proposed projects and their risks, see “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.”
Demand and Competition. North America benefits from numerous competitive advantages as a potential supplier of LNG to world markets, including the following:
▪high levels of developed and undeveloped natural gas resources, including unconventional natural gas and tight oil relative to domestic consumption levels
▪flexible and mature oil and gas markets resulting in efficient unit costs of gas production
▪availability of extensive natural gas pipeline transmission systems and natural gas storage capacity with proximity to production locations
Brownfield liquefaction projects also benefit from the particular competitive advantage of the proximity of pre-existing infrastructure, such as LNG tankage and berths.
Global LNG competition may limit North American LNG exports, as international liquefaction projects attempt to match North American LNG production costs and customer contractual rights such as volume and destination flexibility. North American LNG exports add market flexibility that is expected to facilitate additional growth of a global commodity market for natural gas and LNG.
Our LNG projects in development, under construction and in operation all compete globally to market and sell LNG to remarketers and end users, including gas and electric utilities located in LNG-importing countries around the world. We compete with liquefaction projects currently operating and those under development in the global LNG market. In addition to the U.S., these competitors are located in the Middle East, Southeast Asia, Africa, South America, Australia and Europe.
Energy Networks
Sempra Infrastructure’s Energy Networks business line is comprised of a natural gas transportation and distribution network.
Cross-Border Interconnections and In-Country Pipelines. Sempra Infrastructure develops, builds, operates and invests in systems for the receipt, transportation, compression and delivery of natural gas and ethane. At December 31, 2023, these systems consisted of 1,850 miles of natural gas transmission pipelines plus 136 miles under construction, 16 natural gas compression stations plus one under construction, and 139 miles of ethane pipelines in Mexico. The design capacity of these pipeline assets is over 16,400 MMcf per day of natural gas, 204 MMcf per day of ethane gas and 106,000 barrels per day of ethane liquid. Capacity on Sempra Infrastructure’s pipelines and related assets is substantially contracted under long-term, U.S. dollar-based agreements with major industry participants such as the CFE, Centro Nacional de Control de Gas, PEMEX, SEFE and other similar counterparties.
Sempra Infrastructure owns a 40-mile natural gas pipeline in south Louisiana, the Cameron Interstate Pipeline, which links the Cameron LNG Phase 1 facility in Cameron Parish in Louisiana to seven pipelines that offer access to major feed gas supply basins in Texas and the northeast, midcontinent and southeast regions of the U.S. The majority of transportation capacity on the
2023 Form 10-K | 22

Cameron Interstate Pipeline is under long-term transportation service agreements with shippers for delivery to the Cameron LNG Phase 1 facility.
Sempra Infrastructure has made a positive final investment decision on and begun procurement and engineering activities related to the construction of the Port Arthur Pipeline Louisiana Connector, a 72-mile pipeline connecting the PA LNG Phase 1 project to Gillis, Louisiana.
Natural Gas Distribution. Sempra Infrastructure’s natural gas distribution regulated utility, Ecogas, operates in three separate distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico. At December 31, 2023, Ecogas had approximately 3,043 miles of distribution pipeline, and approximately 157,000 customer meters serving more than 597,000 residential, commercial and industrial consumers with sales volume of approximately 10 MMcf per day in 2023. Ecogas relies on supply and transportation services from Sempra Infrastructure, SoCalGas and PEMEX for the natural gas it distributes to its customers.
LPG Storage and Associated Systems. Sempra Infrastructure owns and operates the TDF, S. de R. L. de C. V. (TDF) pipeline system and the Guadalajara LPG terminal. At December 31, 2023, the TDF pipeline system consisted of approximately 118 miles of 12-inch diameter LPG pipeline with a design capacity of 34,000 barrels per day and associated storage and dispatch facilities. The TDF pipeline system runs from PEMEX’s Burgos facility in the Mexican state of Tamaulipas, Mexico to Sempra Infrastructure’s approximately 32,000-barrel LPG storage facility near the city of Monterrey, Mexico and is fully contracted to PEMEX on a firm basis through 2027. Sempra Infrastructure’s Guadalajara LPG terminal is an 80,000-barrel LPG storage facility near Guadalajara, Mexico, with associated loading and dispatch facilities, and serves the LPG needs of Guadalajara. The Guadalajara LPG terminal is fully contracted to PEMEX on a firm basis through 2028. Both contracts are U.S. dollar-denominated or referenced and are periodically adjusted for inflation.
Refined Products and Natural Gas Storage. Sempra Infrastructure’s refined products storage business develops, constructs and operates systems for the receipt, storage and delivery of refined products, principally gasoline, diesel and jet fuel, throughout the Mexican states of Baja California, Colima, Puebla, Sinaloa, Veracruz and Valle de México for private companies, with a combined storage capacity of 4.6 million barrels fully operating or under construction/commissioning as of December 31, 2023. Construction of the Topolobampo marine terminal was substantially completed in May 2022, at which time commissioning activities commenced. In December 2023, we received the final pending permit and expect the Topolobampo terminal will commence commercial operations in the second quarter of 2024. Our customer contracts for our refined products storage business are structured as long-term, U.S. dollar-denominated, firm capacity storage agreements with counterparties including Marathon Petroleum Corporation and Valero Energy Corporation. The contracted rate under these contracts is independent from each terminal’s regulated rate as determined by the CRE.
Sempra Infrastructure has made a positive final investment decision on and begun procurement and engineering activities related to the construction of Louisiana Storage, a 12.5-Bcf salt dome natural gas storage facility to support the PA LNG Phase 1 project.
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
Low Carbon Solutions
Sempra Infrastructure’s Low Carbon Solutions business line is focused on commercializing and deploying low carbon solutions in support of meeting the demand for lower carbon and reliable energy supply. The portfolio of resources includes renewable energy infrastructure, a natural gas-fired power plant, as well as hydrogen fuel production and advanced carbon capture, usage and storage technologies that are under development.
Renewable Power Generation. Sempra Infrastructure develops, builds, invests in and operates renewable energy generation facilities that have long-term PPAs to sell the electricity they generate to their customers, which are generally load serving entities, as well as industrial and other customers. Load serving entities sell electric service to their end-users and wholesale customers upon receipt of power delivery from these energy generation facilities, while industrial and other customers consume the electricity to run their facilities. At December 31, 2023, Sempra Infrastructure had a fully contracted, total nameplate capacity of 1,044 MW related to its fully operating wind and solar power generation facilities. Some of these facilities are impacted by regulatory actions by the Mexican government and related litigation, which we discuss in Note 16 of the Notes to Consolidated Financial Statements, “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.”
2023 Form 10-K | 23

RENEWABLE POWER GENERATION

	Location	Contract expiration date	Nameplate capacity (MW)
Wind power generation facilities:
ESJ – first phase	Tecate, Baja California	2035	155
ESJ – second phase	Tecate, Baja California	2042	108
Ventika	Nuevo León, Mexico	2036	252
Solar power generation facilities:
Border Solar	Ciudad Juarez, Chihuahua	2032 and 2037	150
Don Diego Solar	Benjamin Hill, Sonora	2034 and 2037	125
Pima Solar	Caborca, Sonora	2038	110
Rumorosa Solar	Tecate, Baja California	2034	44
Tepezalá Solar	Aguascalientes	2034	100
Total			1,044

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
Low Carbon Solutions Projects Under Development. Sempra Infrastructure is developing the Cimarrón Wind project, an approximately 300-MW wind generation facility in Baja California, Mexico. In October 2022, Sempra Infrastructure entered into a 20-year PPA, as amended, with Silicon Valley Power for the long-term supply of renewable energy to the City of Santa Clara, California, which is subject to Sempra Infrastructure reaching a final investment decision. Cimarrón Wind would utilize Sempra Infrastructure’s existing cross-border high voltage transmission line to interconnect and deliver clean energy to the East County substation in San Diego County. We expect to make a final investment decision in the first half of 2024.
Sempra Infrastructure is also evaluating the Hackberry Carbon Sequestration development opportunity, which is a carbon capture and sequestration project that is intended to reduce emissions at the Cameron LNG Phase 1 facility and proposed Cameron LNG Phase 2 project.
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
Generation from Sempra Infrastructure’s renewable energy assets is susceptible to fluctuations in naturally occurring conditions such as wind, inclement weather and hours of sunlight. Because Sempra Infrastructure sells power that it generates at its ESJ wind power generation facility into California, Sempra Infrastructure’s future performance and the demand for renewable energy may be impacted by U.S. state mandated requirements to deliver a portion of total energy load from renewable energy sources. The rules governing these requirements in California are generally known as the RPS Program. In California, certification of a generation project by the CEC as an eligible renewable energy resource allows the purchase of output from such generation facility to be counted towards fulfillment of the RPS Program requirements, if such purchase meets the provisions of SB X1-2, the California Renewable Energy Resources Act. The RPS Program may affect the demand for output from renewable energy projects developed by Sempra Infrastructure, particularly the demand from California’s utilities. The first and second phases of ESJ, wind power generation facilities that deliver energy into California, have been certified by the CEC and are in compliance with the RPS Program as of December 31, 2023.
TdM competes daily with other generating plants that supply power into the California electricity market. Sempra Infrastructure manages commodity price risk at TdM by using a mix of day ahead sales of energy, energy spreads hedging, ancillary services, and short-term to medium-term capacity sales.
2023 Form 10-K | 24

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
2023 Form 10-K | 25

Texas
Oncor’s and Sharyland Utilities’ rates are regulated at the state level by the PUCT and, in the case of Oncor, at the city level by certain cities. The PUCT has original jurisdiction over wholesale transmission rates and services and retail rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT, and has exclusive appellate jurisdiction to review the retail rates, retail services, and ordinances of municipalities. Generally, the Texas PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that do not have the prior approval of the appropriate regulatory authority (i.e., the PUCT or the municipality with original jurisdiction).
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
2023 Form 10-K | 26

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
SDG&E has electric franchise agreements with the two counties and the 27 cities in its electric service territory, and natural gas franchise agreements with the one county and the 18 cities in its natural gas service territory. These franchise agreements allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of electricity or natural gas. Most of the franchise agreements have no expiration dates, while some have expiration dates that range from 2028 to 2041. In June 2021, the City of San Diego approved ordinances granting SDG&E the electric and natural gas franchises for the City of San Diego. These franchise agreements, which went into effect in July 2021, provide SDG&E the opportunity to serve the City of San Diego for the next 20 years, consisting of 10-year agreements that will automatically renew for an additional 10 years unless the City Council voids the automatic renewal. These franchise agreements have been challenged in two lawsuits that we discuss in Note 16 of the Notes to Consolidated Financial Statements.
SoCalGas has natural gas franchise agreements with the 12 counties and the 232 cities in its service territory. These franchise agreements allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas. Most of the franchise agreements have no expiration dates, while some have expiration dates that range from 2023 to 2069, including the Los Angeles County franchise, which initially expired in June 2023 and the subsequent extension expired in December 2023. SoCalGas is operating and expects to continue to operate under the terms and provisions of the expired franchise until a new agreement is reached.
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
Sempra Infrastructure’s investment in Cameron LNG JV is subject to regulations of the DOE regarding the export of LNG. Under these regulations, the DOE acts on LNG export applications to non-FTA countries after completing a public interest review that includes several criteria, including economic and environmental review of the proposed export. Sempra Infrastructure’s other potential natural gas liquefaction projects would, if completed, be subject to similar regulations.
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
SDG&E, SoCalGas and Sempra Infrastructure are also subject to regulation by the U.S. Commodity Futures Trading Commission.
Foreign Regulation
Operations and projects in our Sempra Infrastructure segment are subject to regulation by the CRE, ASEA, SENER, the Mexican Ministry of Environment and Natural Resources of Mexico (Secretaría del Medio Ambiente y Recursos Naturales), and other labor and environmental agencies of city, state and federal governments in Mexico. New energy infrastructure projects may also require a favorable opinion from Mexico’s Competition Commission (Comisión Federal de Competencia Económica) in order to be constructed and operated.
2023 Form 10-K | 27

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
RATEMAKING MECHANISMS
Sempra California
General Rate Case Proceedings
A CPUC GRC proceeding is designed to set sufficient base rates to allow SDG&E and SoCalGas to recover their reasonable forecasted operating costs and to provide the opportunity to realize their authorized rates of return on their investments. The proceeding generally establishes the test year revenue requirements, which authorize how much SDG&E and SoCalGas can collect from their customers, and provides for attrition, or annual increases in revenue requirements, for each year following the test year.
We discuss the GRC in Note 4 of the Notes to Consolidated Financial Statements.
Cost of Capital Proceedings
A CPUC cost of capital proceeding every three years determines a utility’s authorized capital structure and return on rate base, which is a weighted-average of the authorized returns on debt, preferred equity and common equity (referred to as return on equity or ROE), weighted on a basis consistent with the authorized capital structure. The authorized return on rate base approved by the CPUC is the rate that SDG&E and SoCalGas use to establish customer rates to finance investments in CPUC-regulated electric distribution and generation, natural gas distribution, transmission and storage assets, as well as general plant and information technology systems investments to support operations.
A cost of capital proceeding also addresses the CCM, which applies in the interim years between required cost of capital applications and considers changes in the cost of capital based on changes in interest rates based on the applicable utility bond index published by Moody’s (the CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered in each measurement period, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.000% at the end of the measurement period. The CCM, if triggered, would automatically update the authorized cost of debt based on actual costs and update the authorized ROE upward or downward by one-half of the difference between the CCM benchmark rate and the applicable Moody’s utility bond index, subject to regulatory approval. Alternatively, each of SDG&E and SoCalGas is permitted to file a cost of capital application to have its cost of capital determined in lieu of the CCM in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole.
We discuss the cost of capital and CCM in Note 4 of the Notes to Consolidated Financial Statements and in “Part I – Item 1A. Risk Factors.”
2023 Form 10-K | 28

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
▪costs associated with administering public purpose, demand response, environmental compliance, and customer energy efficiency programs;
▪other programmatic activities, such as gas distribution, gas transmission, gas storage integrity management, and wildfire mitigation; and
▪costs associated with third-party liability insurance premiums.
Authorized costs are recovered as the commodity or service is delivered. To the extent authorized amounts collected vary from actual costs, the differences are generally recovered or refunded in a subsequent period based on the nature of the balancing account mechanism. Generally, the revenue recognition criteria for balanced costs billed to customers are met when the costs are incurred. Because these costs are substantially recovered in rates through a balancing account mechanism, changes in these costs are reflected as changes in revenues. The CPUC and the FERC may impose various review procedures before authorizing recovery or refund of amounts accumulated for authorized programs, including limitations on the program’s total cost, revenue requirement limits or reviews of costs for reasonableness. These procedures could result in delays or disallowances of recovery from customers.
Sempra Texas Utilities
Rates and Cost Recovery
Oncor’s and Sharyland Utilities’ rates are each regulated at the state level by the PUCT and, in the case of Oncor, at the city level by certain cities, and are subject to regulatory rate-setting processes and earnings oversight. This regulatory treatment does not provide assurance as to achievement of earnings levels or recovery of actual costs. Instead, their rates are based on an analysis of each utility’s costs and capital structure in a designated test year, as reviewed and approved in regulatory proceedings. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. However, there is no assurance that the PUCT will judge all of the Texas utilities’ costs to have been prudently incurred and therefore fully recoverable. The approved levels and timing of recovery could differ significantly from requested levels and timing. There can also be no assurance that the PUCT will approve any other items requested in any rate proceeding or that the regulatory process in which rates are determined will necessarily result in rates that produce full recovery of the Texas utilities’ actual post-test year costs and/or the full return on invested capital allowed by the PUCT, particularly during periods of increased capital spending, high inflation or increases in interest rates resulting in increased costs relative to the utility’s most recent base rate review.
PUCT rules provide that a transmission and distribution utility must file a comprehensive base rate review within four years of the last order in its most recent comprehensive rate proceeding unless an extension is otherwise approved by the PUCT. However, the PUCT or any city retaining original jurisdiction over rates may direct the utility to file a base rate review, or the utility may voluntarily file a base rate review, any time prior to that deadline. Pursuant to these rules, Oncor’s next base rate review must be filed no later than June 2027. The PUCT issued a final order in Oncor’s most recent comprehensive base rate proceeding in April 2023, and rates implementing that order went into effect on May 1, 2023. In June 2023, the PUCT issued an order on rehearing in
2023 Form 10-K | 29

response to the motions for rehearing filed by Oncor and certain intervenor parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. In September 2023, Oncor filed an appeal in Travis County District Court seeking judicial review of certain rate base disallowances and related expense effects of those disallowances in the PUCT’s order on rehearing. On February 22, 2024, the court dismissed the appeal for lack of jurisdiction. Oncor is evaluating whether to appeal that ruling.
Sharyland Utilities’ 2020 rate case became effective in July 2021 and remains effective until the next rate case is finalized, which we expect could be in late 2025.
In addition, PUCT rules allow Texas electric utilities providing wholesale or retail distribution service to file up to two interim rate adjustment applications per year to recover distribution-related investments placed into service between base rate review proceedings. PUCT rules also allow the Texas utilities to file up to two interim rate adjustment applications per year to reflect changes in transmission-related invested capital. These applications for interim rate adjustments between base rate reviews, known as “capital tracker” provisions, are intended to encourage transmission and distribution investments in the electric system to help ensure reliability and efficiency by helping to shorten the time period between a utility’s investment in transmission and distribution infrastructure and its ability to start recovering and earning a return on such investments. However, all investments included in a capital tracker are ultimately subject to prudence review by the PUCT in the next base rate review, after such assets are put into service.
Capital Structure and Return on Equity
In April 2023, the PUCT issued a final order in Oncor’s comprehensive base rate review that set Oncor’s authorized ROE at 9.7%, a decrease from its previously authorized ROE of 9.8%, and maintained Oncor’s authorized regulatory capital structure at 57.5% debt to 42.5% equity.
Sharyland Utilities’ PUCT-authorized ROE is 9.38% and its authorized regulatory capital structure is 60% debt to 40% equity.
Sempra Infrastructure
Ecogas’ revenues are derived from service and distribution fees charged to its customers in Mexican pesos. The price Ecogas pays to purchase natural gas, which is based on international price indices, is passed through directly to its customers. The service and distribution fees charged by Ecogas are regulated by the CRE, which performs a review of rates every five years and monitors prices charged to end-users. In the fourth quarter of 2020, Ecogas filed its rate case for 2021 through 2025, which was approved by the CRE in December 2023. The tariffs operate under a return-on-asset-base model. In the annual tariff adjustment, rates are adjusted to account for inflation or fluctuations in exchange rates, and inflation indexing includes separate U.S. and Mexican cost components so that U.S. costs can be included in the final distribution rates.

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
Air and Water Quality
The natural gas and electric industries are subject to increasingly stringent air quality and GHG emissions standards, such as those established by CARB and the South Coast Air Quality Management District. SDG&E and SoCalGas generally recover the costs to comply with these standards in rates. We discuss GHG emission standards and credits further in Note 1 of the Notes to the Consolidated Financial Statements.
2023 Form 10-K | 30

OTHER MATTERS
Information About Our Executive Officers

INFORMATION ABOUT EXECUTIVE OFFICERS

Name	Age(1)	Positions held over last five years	Time in position
Sempra:
Jeffrey W. Martin	62	President	March 2020 to present
		Chairman	December 2018 to present
		Chief Executive Officer	May 2018 to present

Trevor I. Mihalik	57	Group President	January 2024 to present
		Executive Vice President	May 2018 to present
		Chief Financial Officer	May 2018 to December 2023

Karen L. Sedgwick	57	Executive Vice President and Chief Financial Officer	January 2024 to present
		Chief Administrative Officer	December 2021 to December 2023
		Chief Human Resources Officer	September 2020 to December 2023
		Senior Vice President	September 2020 to December 2021
		Chief Human Resources Officer and Chief Administrative Officer, SDG&E	April 2019 to September 2020
		Vice President and Treasurer	August 2018 to April 2019

Justin C. Bird	53	Executive Vice President	January 2024 to present
		Chief Executive Officer, Sempra Infrastructure	November 2021 to present
		Chief Executive Officer, Sempra LNG	April 2020 to November 2021
		President, Sempra LNG	March 2019 to April 2020
		Chief Development Officer, Sempra North American Infrastructure	August 2018 to March 2019

Peter R. Wall	52	Senior Vice President	April 2020 to present
		Controller and Chief Accounting Officer	May 2018 to present
		Vice President	May 2018 to April 2020

Diana L. Day	59	Chief Legal Counsel	January 2024 to present
		Deputy General Counsel	October 2022 to December 2023
		Senior Vice President, SDG&E	August 2020 to October 2022
		Chief Risk Officer, SDG&E	August 2019 to October 2022
		General Counsel, SDG&E	January 2019 to October 2022
		Vice President, SDG&E	January 2019 to August 2020
(1)    Ages are as of February 27, 2024.
2023 Form 10-K | 31

INFORMATION ABOUT EXECUTIVE OFFICERS

Name	Age(1)	Positions held over last five years	Time in position
SDG&E:
Caroline A. Winn	60	Chief Executive Officer	August 2020 to present
		Chief Operating Officer	January 2017 to July 2020

Bruce A. Folkmann	56	President	August 2020 to present
		Chief Financial Officer	March 2015 to present
		Senior Vice President	August 2019 to July 2020
		Controller, Chief Accounting Officer and Treasurer	March 2015 to August 2020
		Vice President	March 2015 to August 2019
		Vice President, Controller, Chief Financial Officer, Chief Accounting Officer and Treasurer, SoCalGas	March 2015 to June 2019

Kevin Geraghty	58	Chief Operating Officer	June 2022 to present
		Chief Safety Officer	January 2021 to present
		Senior Vice President - Electric Operations	July 2020 to June 2022
		Chief Operating Officer and Senior Vice President, Operations, Nevada Energy, an electric and natural gas public utility in Nevada	October 2017 to May 2020

Valerie A. Bille	45	Vice President, Controller, Chief Accounting Officer and Treasurer	August 2020 to present
		Assistant Controller, Sempra	June 2019 to August 2020
		Assistant Controller	June 2018 to June 2019

Erbin B. Keith	63	Senior Vice President and General Counsel	October 2022 to present
		Chief Risk Officer	October 2022 to May 2023
		Deputy General Counsel, Sempra	March 2019 to October 2022
		Chief Regulatory Officer and Special Counsel, Sempra	September 2017 to March 2019
(1)    Ages are as of February 27, 2024.

INFORMATION ABOUT EXECUTIVE OFFICERS

Name	Age(1)	Positions held over last five years	Time in position
SoCalGas:
Scott D. Drury	58	Chief Executive Officer	August 2020 to present
		President, SDG&E	January 2017 to July 2020

Maryam S. Brown	48	President	March 2019 to present
		Vice President of Federal Government Affairs, Sempra	September 2016 to March 2019

Jimmie I. Cho	59	Chief Operating Officer	January 2019 to present

Mia L. DeMontigny	51	Senior Vice President	July 2022 to present
		Chief Financial Officer, Chief Accounting Officer and Treasurer	June 2019 to present
		Controller	June 2019 to July 2022
		Vice President	June 2019 to August 2021
		Assistant Controller, Sempra	August 2015 to June 2019

David J. Barrett	59	Senior Vice President	July 2022 to present
		General Counsel	January 2019 to present
		Vice President	January 2019 to July 2022
(1)    Ages are as of February 27, 2024.
2023 Form 10-K | 32

Human Capital
Our ability to advance our mission to be North America’s premier energy infrastructure company largely depends on the safety, engagement, and responsible actions of our employees.
Safety is foundational at Sempra and its subsidiaries. We strive to foster a strong safety culture and reinforce this culture through various policies, programs and systems designed to mitigate the occurrence and extent of safety incidents, including, training programs, benchmarking, review and analysis of safety trends, internal compliance assessments and audits, and sharing lessons learned from safety incidents and near misses across our businesses. Our businesses also engage in safety-related scenario planning and simulation, develop and implement operational contingency plans, and review safety plans and procedures with work crews regularly. We also participate in emergency planning and preparedness in the communities we serve and train critical employees in emergency management and response each year. The SST Committee assists the board in overseeing the corporation’s oversight programs and performance related to safety, and our executives’ annual incentive compensation is based in part on safety metrics established by the Compensation and Talent Development Committee of the Sempra board of directors.
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
The table below shows the number of employees for each of our Registrants at December 31, 2023, as well as the number of those employees represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working conditions and other terms and conditions of employment. We did not experience any major work stoppages in 2023 and we maintain constructive relations with our labor unions.

NUMBER OF EMPLOYEES

	Number of employees	Number of employees covered under collective bargaining agreements	Number of employees covered under collective bargaining agreements expiring within one year
Sempra(1)	16,835	6,473	5,044
SDG&E	4,894	1,429	—
SoCalGas	8,976	4,999	4,999
(1)    Excludes employees of equity method investees.
COMPANY WEBSITES
Our Registrants’ website addresses are:
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
2023 Form 10-K | 33

ITEM 1A. RISK FACTORS
When evaluating our company and its consolidated entities and any investment in our or their securities, you should carefully consider the following risk factors and all other information contained in this report and the other documents we file with the SEC, including those filed subsequent to this report. We also may be materially harmed by risks and uncertainties not currently known to us or that we currently consider immaterial. If any of these risks occurs, our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected, our actual results could differ materially from those expressed or implied in our forward-looking statements, and the trading prices of our securities and those of our consolidated entities could decline. These risk factors are not prioritized in order of importance or materiality, and they should be read together with the other information in this report, including in the Consolidated Financial Statements and in “Part II – Item 7. MD&A.”
RISKS RELATED TO SEMPRA
Operational and Structural Risks
Sempra’s ability to pay dividends and meet its obligations largely depends on the performance of its subsidiaries and entities accounted for as equity method investments.
We are a holding company and substantially all the assets that produce our earnings are owned by our subsidiaries or entities we do not control, including equity method investments. Our ability to pay dividends and meet our debt and other obligations largely depends on distributions from our subsidiaries and equity method investments, which in turn depend on their ability to execute their business strategies and generate cash flows in excess of their own expenditures, dividend payments to third-party owners (if any) and debt and other obligations. In addition, entities accounted for as equity method investments, which we do not control, and our subsidiaries are all separate and distinct legal entities that are not obligated to pay dividends or make loans or distributions to us and could be precluded from doing so by legislation, regulation or contractual restrictions, in times of financial distress or in other circumstances. The inability to access capital from our subsidiaries and entities accounted for as equity method investments could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Sempra’s rights to the assets of its subsidiaries and equity method investments are structurally subordinated to the claims of each entity’s trade and other creditors. When Sempra is a creditor of any such entity, its rights as a creditor are effectively subordinated to any security interest in the entity’s assets and any indebtedness of the entity senior to that held by Sempra. In addition, Sempra may elect to make capital contributions to its subsidiaries, which are not required to be repaid and are structurally subordinated to claims by creditors of the applicable subsidiary.
Sempra’s investments in businesses it does not control exposes us to risks.
We have investments in businesses we do not control or manage or in which we share control. In some cases, we engage in arrangements with or for these businesses that could expose us to risks in addition to our investment, including guarantees, indemnities and loans. For businesses we do not control, we are subject to the decisions of others, which may be adverse to our interest. When we share control of a business with other owners, any disagreements among the owners about strategy, financial, operational, transactional or other important matters could hinder the business from moving forward with key initiatives or taking other actions and could negatively affect the relationships among the owners and the efficient functioning of the business. In addition, irrespective of whether we control these businesses, we could be responsible for liabilities or losses related to these businesses or elect to make capital contributions to these businesses. Any such circumstance could materially adversely affect our results of operations, financial condition, cash flows and/or prospects. We discuss these investments in Note 6 of the Notes to Consolidated Financial Statements.
Our business could be negatively affected by activist shareholders.
We have been and may in the future be subject to activist shareholder attention. Activist shareholders may engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes in or assert influence on our board of directors and management. In taking these steps, activist shareholders could seek to acquire our capital stock, which at certain ownership levels could threaten our ability to use some or all our NOL or tax credit carryforwards if our corporation experiences an “ownership change” under applicable tax rules. Responding to activist shareholders can be costly and time-consuming and requires time and attention by our board of directors and management, diverting their attention from our business strategies.
2023 Form 10-K | 34

Any actual or perceived instability in our future direction, inability to execute our strategies, or changes in our board of directors or management team arising from activist shareholder campaigns could be exploited by our competitors and/or other activist shareholders, result in the loss of business opportunities, and make it more difficult to pursue our strategic initiatives or attract and retain qualified personnel and business partners, any of which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Financial and Capital Stock-Related Risks
Settlement provisions contained in our equity forward sale agreements subject us to certain risks.
The counterparties to the November 2023 forward sale agreements Sempra entered into in connection with its common stock offering that we discuss in Note 14 of the Notes to Consolidated Financial Statements (collectively, the forward purchasers) have the right to accelerate their respective forward sale agreements (or, in certain cases, the portion thereof that they determine is affected by the relevant event) and require us to physically settle such forward sale agreements on a date specified by the forward purchasers if, among other things and subject to a prior notice requirement:
▪they are unable to establish, maintain or unwind their hedge position with respect to the forward sale agreements;
▪they determine that they are unable to continue to borrow in a commercially reasonable manner a sufficient number of shares of our common stock or that they would incur a rate that is greater than the cost to borrow shares specified in the forward sale agreements;
▪we declare or pay cash dividends on shares of our common stock before or in an amount that exceeds those prescribed by the forward sale agreements;
▪announcement of certain extraordinary events such as certain mergers and tender offers, insolvency and the delisting of our common stock, or an event occurs that would constitute a hedging disruption or change in law;
The forward purchasers’ decision to exercise their right to accelerate the forward sale agreements (or, in certain cases, the portion thereof that they determine is affected by the relevant event) and to require us to settle the forward sale agreements will be made irrespective of our interests, including our need for capital. In such cases, we could be required to issue and deliver our common stock under the terms of the physical settlement provisions of the forward sale agreements irrespective of our capital needs, which would result in dilution to our EPS and may adversely affect the market price of our common stock, our preferred stock, any other equity that we may issue and our debt securities.
If the forward purchasers do not exercise the right to accelerate the forward sale agreements, we are required to fully settle these forward sale agreements prior to December 31, 2024, which we expect to do entirely by delivery of shares of our common stock under physical settlement. Subject to the provisions of the forward sale agreements, delivery of our shares upon physical or net share settlement of the forward sale agreements will result in dilution to our EPS and may adversely affect the market price of our common stock, our preferred stock and any other equity that we may issue.
If we elect to cash or net share settle all or a portion of the shares of our common stock underlying the forward sale agreements, we would expect to issue a substantially lower number of shares than if we settled by physical delivery, but would not receive the cash for the shares that would have otherwise been issued if we settled the entire forward sale agreements by physical delivery and will not derive the same benefits from the standpoint of improving our credit metrics.
Any impairment of our assets could negatively impact us.
We could experience a reduction in the fair value of our assets, including our investments that we account for under the equity method, upon the occurrence of many of the risks discussed in these risk factors and elsewhere in this report, such as from any inability to operate our existing facilities or develop new projects in Mexico due to recent and proposed changes to laws or regulations or other circumstances affecting the energy sector or our assets in that country, and more generally any loss of permits or approvals that requires us to adjust or cease certain operations and any failure to complete or receive an adequate return on our investments in capital projects. Any such reduction in the fair value of our assets or investments could result in an impairment loss that could materially adversely affect our results of operations for the period in which the charge is recorded. We discuss our impairment testing of long-lived assets and goodwill and the factors considered in such testing in “Part II – Item 7. MD&A – Critical Accounting Estimates” and in Note 1 of the Notes to Consolidated Financial Statements.
The economic interest, voting rights and market value of our outstanding common and preferred stock may be adversely affected by any additional equity securities we may issue.
At February 20, 2024, we had 632,149,916 shares of our common stock and 900,000 shares of our non-convertible series C preferred stock outstanding. Our businesses have substantial capital needs, and we may seek to raise capital by issuing additional
2023 Form 10-K | 35

equity (as we did in November 2023) or convertible debt securities, which may materially dilute the voting rights and economic interests of holders of our outstanding common and preferred stock and materially adversely affect the trading price of our common and preferred stock.
The dividend requirements of our preferred stock subject us to risks.
Any failure to pay scheduled dividends on our series C preferred stock when due would have a material adverse impact on the market price of our securities and would prohibit us, under the terms of the series C preferred stock, from paying cash dividends on or repurchasing shares of our common stock (subject to limited exceptions) until we have paid all accumulated and unpaid dividends on the series C preferred stock. Additionally, the terms of the series C preferred stock generally provide that if dividends on any shares of the preferred stock have not been declared and paid or have been declared but not paid for three or more semi-annual dividend periods, the holders of the preferred stock would be entitled to elect two additional members to our board of directors, subject to certain terms and limitations.
Our common stock is listed on the Mexican Stock Exchange and registered with the CNBV, which subjects us to additional regulation and liability in Mexico.
In addition to being listed on the NYSE, our common stock is listed on the Mexican Stock Exchange and registered with the CNBV. Such listing and registration subjects us to filing and other requirements in Mexico that have increased our costs and risks of noncompliance. In addition, the CNBV, as the Mexican securities market regulator, has the authority to inspect Sempra’s business, primarily through requests for information and documents; impose fines or penalties on Sempra and its directors and officers for violations of Mexican securities laws and regulations; and seek criminal liability for certain actions conducted or with effects in Mexico. The occurrence of any of these risks could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
RISKS RELATED TO ALL SEMPRA BUSINESSES
Operational Risks
Our businesses are subject to risks arising from their infrastructure and systems that support this infrastructure.
Our facilities and the systems that interconnect and/or manage them are subject to risks of, among other things, equipment or process failures due to aging infrastructure or otherwise; human error; shortages of or delays in obtaining equipment, materials, commodities or labor, which have been and may in the future be exacerbated by supply chain constraints or tight labor market conditions, as well as increases to the costs of these items due to inflationary pressures or otherwise, which may not be recoverable in a timely manner or at all; operational restrictions resulting from environmental requirements or governmental interventions; inability to enter into, maintain, extend or replace long-term supply or transportation contracts; and performance below expected levels. Although our businesses undertake capital investment projects to construct, replace, operate, maintain and upgrade facilities and systems, such projects may not be completed or effective at managing these risks and involve significant costs that may not be recoverable. We often rely on third parties, including contractors, to perform work related to these projects and other maintenance activities, which may subject us to liability for safety issues and the quality of work performed by these third parties. Because some of our facilities are interconnected with those of third parties, including third-party natural gas pipelines and power generation facilities that produce most of the power we distribute, the operation of our facilities could also be materially adversely affected by these or similar risks to such third-party systems, which may be unanticipated or uncontrollable by us.
Additional risks associated with our ability to safely and reliably construct, replace, operate, maintain and upgrade facilities and systems, which may be beyond our control, include:
▪failure to meet customer demand for electricity and/or natural gas, including electrical blackouts or curtailments or gas outages
▪natural gas surges into homes or other properties
▪the release of hazardous or toxic substances, including gas leaks
▪the failure to respond effectively to catastrophic events
The occurrence of any of these events could affect supply and demand for electricity, natural gas or other forms of energy, cause unplanned outages, damage our assets and/or operations or those of third parties on which our businesses rely, damage property owned by customers or others, and cause personal injury or death. In addition, if we are unable to defend and retain title to the properties we own or obtain or retain rights to construct and operate on the properties we do not own in a timely manner, on
2023 Form 10-K | 36

reasonable terms or at all, we could lose our rights to occupy and use these properties and the related facilities, which could prevent, limit or delay existing or proposed operations or projects, increase our costs, and result in breaches of permits or contracts and related legal costs, impairments, fines or penalties. Any such outcome could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
We face risks related to severe weather, natural disasters, physical attacks and other similar events.
Our facilities and infrastructure may be damaged by severe weather, natural disasters, wildfires, accidents, explosions or acts of terrorism, war, or criminality. Because we are in the business of using, storing, transporting and disposing of highly flammable, explosive and radioactive materials and operating highly energized equipment, the risks such incidents pose to our facilities and infrastructure, as well as to the surrounding communities for which we could be liable, are substantially greater than the potential risks to a typical business.
Such incidents could result in operational disruptions, power or gas outages, property damage, personal injury or death and could cause secondary incidents that also may have these or other negative effects, such as fires; leaks of natural gas, natural gas odorant, propane, ethane, other GHG emissions or radioactive material; spills or other damage to natural resources; or other nuisances to affected communities. Any of these occurrences could decrease revenues and earnings and/or increase costs, including maintenance costs or restoration expenses, amounts associated with claims against us, and regulatory fines, penalties and disallowances. In some cases, we may be liable for damages even though we are not at fault, such as when the doctrine of inverse condemnation applies, which we discuss below under “Risks Related to Sempra California – Operational Risks.” For our regulated utilities, these costs may not be recoverable in rates. Insurance coverage for these costs may continue to increase or become prohibitively expensive, be disputed by insurers, or become unavailable for certain of these risks or at adequate levels, and any insurance proceeds may be insufficient to cover our losses or liabilities due to limitations, exclusions, high deductibles, failure to comply with procedural requirements or other factors. Such incidents that do not directly affect our facilities may impact our business partners, supply chains and transportation channels, which could negatively affect our ability to operate. Moreover, weather-related incidents have become more prevalent, unpredictable and severe as a result of climate change or other factors. As a result, these incidents could have a greater impact on our businesses than currently anticipated and, for our regulated utilities, rates may not be adequately or timely adjusted to reflect any such increased impact. Any such outcome could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
We face evolving cybersecurity risks associated with the energy grid, natural gas pipelines, storage and other infrastructure as well as the collection of personal, sensitive and confidential customer and employee information.
Our use of complex technologies and systems in our operations, including our increasing deployment of new technologies and virtualization of many business activities, and our collection and retention of personal, sensitive and confidential information, represent large-scale opportunities for attacks on or other failures to protect our information systems, information and energy grid and natural gas infrastructure. We are also vulnerable in the event of attacks on or failures to protect third-party vendors’ technologies and systems, depending on the level of access these vendors have to our information and systems. In particular, ransomware and other forms of cyber-attacks targeting utility systems and other energy infrastructure are continuously increasing in sophistication, magnitude and frequency, may not be recognized until launched against a target and may further escalate during periods of heightened geopolitical tensions. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely eliminate this risk.
Additionally, SDG&E and SoCalGas are increasingly required to disclose large amounts of data (including customer personal information and energy use data) to support state initiatives related to grid modernization, customer choice, energy efficiency, demand response and conservation, increasing the risks of inadvertent disclosure or unauthorized access of sensitive information. Moreover, all our businesses operating in California (and in other states and countries that have similar laws) are subject to enhanced state privacy laws, which require companies that collect information about California residents to, among other things, disclose their data collection, use and sharing practices; allow consumers to opt out of certain data sharing with third parties; and assume liability for unauthorized disclosure of certain highly sensitive personal information.
Although we make significant investments in risk management and information security measures for the protection of our systems and data, these measures could be insufficient or otherwise fail. The costs and operational consequences of implementing, maintaining and enhancing these measures are significant and expected to increase to address the growing intensity and complexity of cyber risks. We often rely on third-party vendors to deploy new technologies and maintain and update our systems, and these third parties may not have adequate risk management and information security measures with respect to their systems. Although we have not experienced a material breach of our information systems or data, we and some of our vendors have been and will likely continue to be subject to breaches of and attempts to gain unauthorized access to our systems or data or efforts to otherwise disrupt our operations. Any actual or perceived noncompliance with applicable data privacy and security laws or any
2023 Form 10-K | 37

incidents targeting our or our vendors’ information systems; the integrity of the energy grid, our pipelines or our distribution, storage and other infrastructure; or our confidential information could result in disruptions to our business operations, regulatory compliance failures, inability to produce accurate and timely financial statements, energy delivery failures, financial and reputational loss, litigation, violations of applicable laws and fines or penalties, any of which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. Although Sempra currently maintains cyber liability insurance, this insurance is limited in scope and subject to exceptions, conditions and coverage limitations and may not cover a substantial portion or any of the costs associated with a compromise of our information systems or confidential information, and there is no guarantee that the insurance we currently maintain will continue to be available at rates we believe are reasonable.
We seek growth opportunities in the market organically and inorganically, including through the acquisition of, or partnerships in, operating companies.
We diligently analyze the financial viability of each acquisition, partnership and JV we pursue. However, our diligence may prove to be insufficient and there could be latent or unforeseen defects. In addition, we may not realize all the anticipated benefits from future acquisitions, partnerships or JVs for various reasons, including difficulties integrating operations and personnel to our standards or in a timely manner, higher and unexpected acquisition and operating costs, unknown liabilities, and fluctuations in markets. Any of these outcomes could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Increasing activities and projects intended to advance new energy technologies could introduce us to new risks.
We regularly undertake or become involved in research and development projects and other activities designed to develop new technologies in the energy space, including those related to hydrogen, liquefaction, energy storage, carbon sequestration, grid modernization and others. These activities and projects involve significant employee time, as well as substantial capital resources that may not be recoverable in rates or, with respect to our non-regulated-utility businesses, may not be able to be passed through to customers. We have sought and continue to seek a variety of federal and state funding opportunities for these activities and projects, which can involve significant employee resources and increased compliance requirements with no guarantee that such funding would be received. In addition, the timing to complete these activities and projects is inherently uncertain and may require significantly more time and funding than we initially anticipate. Moreover, many of these technologies are in the early stage of development, and the applicable activities and projects may not be completed or the applicable technologies may not prove economically and technically feasible. If any of these circumstances occurs, we may not receive an adequate or any return on our investment and other resources invested in these activities and our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected.
The operation of our facilities depends on good labor relations with our employees and our ability to attract and retain qualified personnel.
Several of our businesses have in place collective bargaining agreements with different labor unions, which are generally negotiated on a company-by-company basis. SoCalGas has a collective bargaining agreement that expires on September 30, 2024. Any prolonged negotiation or failure to reach an agreement on these labor contracts as they are up for renewal could result in work stoppages or other labor disruptions. Additionally, we have been faced with a shortage of experienced and qualified personnel in certain specialty operational positions and could experience labor disruptions from personnel in those positions. Any such labor disruption or negotiated wage or benefit increases, whether due to union activities, employee turnover, labor shortages or otherwise, could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Our businesses depend on the performance of counterparties.
Our businesses depend on the performance of business partners, customers, suppliers and other counterparties under contractual and other arrangements to provide, among other things, services, equipment, or commodities and who may have significant unpaid financial obligations to us under these arrangements. If they fail to perform their obligations in accordance with these arrangements, we may be unable to meet our obligations and we may be required to enter into alternative arrangements or honor our underlying commitments at then-current market prices, which may result in losses to us or delays or other disruptions to our operations. Any efforts to enforce the terms of these arrangements through legal or other means could involve significant time and costs and would be unpredictable and subject to failure. In addition, many of these arrangements, including our relationships with the applicable counterparties, are important for the conduct and growth of our businesses. We also may not be able to secure replacement agreements with other counterparties on favorable terms, in a timely manner or at all if any of these arrangements terminate. Further, we often extend credit to customers and other counterparties and, although we perform credit analyses prior to extending credit, we may not be able to collect the amounts owed to us, which could be significant and present an increased risk
2023 Form 10-K | 38

for our long-term supply, sales and capacity contracts. The failure of any of our counterparties to perform in accordance with their arrangements with us could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
In addition, Sempra Infrastructure’s obligations and those of its counterparties, such as its LNG customers, are contractually subject to suspension or termination for force majeure events, which generally are beyond the control of the parties. Force majeure declarations may also have attendant negative consequences, such as the fees lost by Cameron LNG JV on delivery of excess LNG to tolling customers in connection with certain force majeure events, or loss or deferral of revenue arising from non-deliveries of natural gas from suppliers or LNG to customers in certain circumstances. Also, certain force majeure events may impact the contractors constructing Sempra Infrastructure’s projects, which may result in increased costs or schedule delays. Sempra Infrastructure may have limited remedies available for certain failures to perform, including limitations on damages that may prohibit recovery of costs incurred for any breach of an agreement. Any such occurrence could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure engages in JVs and invests in companies in which other equity partners may have or share with us control over the applicable project or investment. Sempra Texas also invests in companies it does not control or manage. We discuss the risks related to such arrangements above under “Risks Related to Sempra – Operational and Structural Risks.”
Financial Risks
Our debt service obligations expose us to risks and could require additional equity securities issuances by Sempra or sales of equity interests in subsidiaries or projects under development.
We have significant debt service obligations, which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects by, among other things:
▪making it more difficult and costly to service, pay or refinance debts as they come due, particularly when interest rates increase or economic or industry conditions are otherwise unfavorable
▪limiting flexibility to pursue strategic opportunities or react to business developments or industry changes
▪causing lenders to require materially adverse terms for new debt, such as restrictions on uses of proceeds, limitations on incurring additional debt, paying dividends, repurchasing stock, or receiving distributions from subsidiaries or equity method investments and the creation of liens
Sempra’s goal is to maintain or improve its credit ratings, but it may not be able to do so. To maintain these credit ratings, we may seek to reduce our outstanding indebtedness or our need for additional indebtedness by issuing equity securities or selling equity interests in our subsidiaries or development projects. We may not be able to complete any such equity sales on terms we consider acceptable or at all, and any new equity issued by Sempra may dilute the voting rights and economic interests of Sempra’s existing equity holders. Any such outcome could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
The availability and cost of debt or equity financing could be negatively affected by market and economic conditions and other factors.
Our businesses are capital-intensive, with significant and increasing capital spending expected in future periods. In general, we rely on long-term debt to fund a significant portion of our capital expenditures and repay outstanding debt, and we rely on short-term debt to fund a significant portion of day-to-day operations. Sempra has also raised and may continue to seek capital by issuing equity or selling equity interests in our subsidiaries or investments.
Limitations on the availability of credit, increases in interest rates or credit spreads due to inflation or otherwise or other negative effects on the terms of any financing we pursue could cause us to fund operations and capital expenditures at a higher cost or fail to raise our targeted amount of funds, which could negatively impact our ability to meet contractual and other commitments, progress development projects, make non-safety related capital expenditures and effectively sustain operations. Any of these outcomes could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
In addition to market and economic conditions, factors that can affect the availability and cost of capital include:
▪adverse changes to laws and regulations, including recent and proposed changes to energy market regulation in Mexico
▪for Sempra and SDG&E, risks related to California wildfires
▪for Sempra, SDG&E and SoCalGas, any deterioration of or uncertainty in the political or regulatory environment for local natural gas distribution companies operating in California
▪credit ratings downgrades
2023 Form 10-K | 39

Credit rating agencies may downgrade our credit ratings or place them on negative outlook.
Credit rating agencies routinely evaluate Sempra, SDG&E, SoCalGas, SI Partners and certain of our other businesses whose ratings are based on a number of factors, including the factors described below and the ability to generate cash flows; indebtedness levels; overall financial strength; specific transactions or events, such as share repurchases and significant litigation; the status of certain capital projects; and general economic and industry conditions. These credit ratings could be downgraded or subject to other negative rating actions at any time. We discuss these credit ratings in “Part II – Item 7. MD&A – Capital Resources and Liquidity.”
For Sempra, the Rating Agencies have noted that the following events, among others, could lead to negative ratings actions:
▪expansion of natural gas liquefaction projects or other unregulated businesses in a manner inconsistent with its present level of credit quality
▪the PA LNG Phase 1 project experiences higher construction costs
▪Sempra’s consolidated financial measures consistently weaken, or it fails to meet certain financial credit metrics
▪catastrophic wildfires caused by SDG&E or by any California electric IOUs that participate in the Wildfire Fund, which could exhaust the fund considerably earlier than expected
▪a ratings downgrade at SDG&E, SoCalGas, Oncor and/or SI Partners
For SDG&E, the Rating Agencies have noted that the following events, among others, could lead to negative ratings actions:
▪catastrophic wildfires caused by SDG&E or by any California electric IOUs that participate in the Wildfire Fund, which could exhaust the fund considerably earlier than expected
▪a consistent weakening of SDG&E’s financial metrics, or it fails to meet certain financial credit metrics
▪a deterioration in the regulatory environment, including credit negative outcomes of its pending regulatory proceedings
▪a ratings downgrade at Sempra
For SoCalGas, the Rating Agencies have noted that the following events, among others, could lead to negative ratings actions:
▪SoCalGas’ financial measures consistently weaken, or it fails to meet certain financial credit metrics
▪SoCalGas experiences increased business risk due to a deterioration in the regulatory environment, including credit negative outcomes of its pending regulatory proceedings or elevated risk concerning its natural gas utility business
▪a ratings downgrade at Sempra
For SI Partners, the Rating Agencies have noted that the following events, among others, could lead to negative ratings actions:
▪SI Partners’ failure to meet certain financial credit metrics
▪a deterioration in SI Partners’ business risk profile, including incremental construction risk or adverse changes in the operating environment in Mexico
▪the PA LNG Phase 1 project experiences challenges or delays in construction that have an adverse financial impact on SI Partners
▪a ratings downgrade at Sempra, IEnova and/or Cameron LNG, LLC
A downgrade of any of our businesses’ credit ratings or ratings outlooks, as well as the reasons for such downgrades, could materially adversely affect the interest rates at which borrowings can be made and debt securities issued and the various fees on our credit facilities. This could make it more costly to borrow money, issue securities and/or raise other types of capital, any of which could reduce our ability to meet our debt obligations and contractual commitments and otherwise materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
We do not fully hedge our assets or contract positions against changes in commodity prices or interest rates, and for positions that are hedged, our hedging mechanisms may not mitigate our risk or reduce our losses as intended.
We use forward contracts, futures, financial swaps and/or options, among other mechanisms, to hedge a portion of our known or anticipated purchase and sale commitments, inventories of natural gas and LNG, natural gas storage and pipeline capacity and electric generation capacity in an effort to reduce our, and for SDG&E and SoCalGas, customers’ financial exposure related to commodity price fluctuations. The extent of the coverage to these exposures varies over time. In addition, we have used and may continue to use similar financial instruments to hedge against changes in interest rates. Certain derivative instruments we use to hedge are recorded at fair value through earnings to reflect movements in the price of the derivative, which has recently and could in the future create volatility in our earnings. To the extent we have unhedged positions, or if any hedging counterparty fails to fulfill its contractual obligations or if our hedging strategies do not work as intended, fluctuating commodity prices and interest rates could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
2023 Form 10-K | 40

Risk management procedures may not prevent or mitigate losses.
Although we have risk management and control systems designed to quantify and manage risk, these systems may not prevent material losses. Risk management procedures may not always be followed as intended or function as expected. In addition, daily VaR and loss limits, which are primarily based on historic price movements and which we discuss in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” may not protect us from losses if prices significantly or persistently deviate from historic prices. As a result of these and other factors, our risk management procedures and systems may not prevent or mitigate losses that could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
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
Legal and Regulatory Risks
We face risks related to failures and delays in obtaining permits, licenses, franchises and other approvals required by our businesses from various governmental agencies.
The industries in which we operate are subject to numerous governmental regulations, and our business requires numerous permits, licenses, rights-of-way, franchises, certificates and other approvals from federal, state, local and foreign governmental agencies. For example, SoCalGas’ franchise agreement with Los Angeles County initially expired in June 2023 and the subsequent extension expired in December 2023. SoCalGas is operating and expects to continue to operate under the terms and provisions of the expired franchise until a new agreement is reached. Additionally, the City of San Diego is studying the feasibility of municipalization as a potential alternative to SDG&E’s existing electric franchise agreement, and various aspects of the natural gas and electric franchise agreements granted by the City of San Diego to SDG&E have also been challenged in two lawsuits that we discuss in Note 16 of the Notes to the Consolidated Financial Statements. These approvals may not be granted in a timely manner or at all or may be modified, rescinded or fail to be extended for a variety of reasons, including due to legal or regulatory changes. Obtaining or maintaining these approvals could result in higher costs or the imposition of conditions or restrictions on our operations. Further, noncompliance by us or certain of our customers with the terms of these approvals could result in their modification, suspension or rescission and subject us to lost revenue, fines and penalties. If any of these approvals are suspended, rescinded or otherwise terminated or modified in a manner that makes our continued operation of the applicable business prohibitively expensive or otherwise impracticable, we may be required to adjust or temporarily or permanently cease certain of our operations, sell the associated assets or remove them from service and/or construct new assets intended to bypass the impacted area, in which case we may lose some of our rate base or revenue-generating assets, our development projects may be negatively affected and we may incur impairment charges or other costs that may not be recoverable. The occurrence of any of these events could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
From time to time, we invest funds in capital projects prior to receiving all regulatory approvals. If there is a delay in obtaining these approvals; if any approval is conditioned on changes or other requirements that increase costs or impose restrictions on our existing or planned operations; if we fail to obtain or maintain these approvals or comply with them or other applicable laws or regulations; if we are involved in litigation that adversely impacts any approval or rights to the applicable property or assets; or if management decides not to proceed with a project, we may be unable to recover any or all amounts invested in that project. Any such occurrence could materially increase our costs, result in material impairments, and otherwise materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Our businesses face climate change concerns and have environmental compliance and clean energy transition and reporting costs.
Climate change and the costs associated with its impacts and mitigation may adversely affect us, including by increasing the costs we incur to transmit energy and provide other services, impacting the demand for and consumption of the energy we transmit and distribute (due to changes in costs, increasingly common severe weather events and other weather patterns, the type of energy transmitted as a result of increasing customer preference for carbon-neutral and renewable sources of energy, and other factors), and affecting the economic health of the regions in which we operate.
2023 Form 10-K | 41

Environmental and Climate Change Regulation
We are subject to extensive federal, state, regional, local and foreign statutes, orders, rules and regulations relating to climate change and environmental protection. To comply with these requirements, we must expend significant capital and employee resources on environmental monitoring, surveillance and other measures to track performance; acquisition and installation of pollution control equipment; mitigation efforts; and emissions fees, which could increase as a result of various factors we may not control, including changing laws and regulations, increased enforcement activities, delays in the renewal and issuance of permits, and changes to the mix of energy we transmit and distribute. In addition, we are generally responsible for hazardous substances and other contamination on and the conditions of our projects and properties, regardless of when these conditions arose and whether they are known or unknown. We have been and may be in the future required to pay environmental remediation costs at former facilities and off-site waste disposal sites where any of our businesses is identified as a PRP under federal, state and local environmental laws. For our regulated utilities, some of these costs may not be recoverable in rates. Failure to comply with environmental laws and regulations may subject us to fines and penalties, including criminal penalties in some cases, and/or curtailment of our operations. Any of these outcomes could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Increasing international, national, regional, state and local environmental concerns and related changes to the legal and regulatory framework, such as requirements for increased monitoring and surveillance, disclosures on environmental performance, pollution monitoring and control equipment, safety practices, emissions fees, taxes, penalties or other obligations or restrictions, may have material negative effects on our operations, costs, corporate planning, and the scope and economics of proposed infrastructure projects or other capital expenditures. Recently enacted California laws requiring expansive disclosures on GHG emissions and other environmental measures, targets and claims subject us to potential liability for these disclosures and could have other consequences that may be difficult to predict, including negative sentiment from current and potential investors, regulators or other groups. Moreover, these new disclosure requirements may use different reporting frameworks and methodologies, including reporting boundaries, which may increase compliance costs and the risk of compliance failures and may create confusion for stakeholders.
In addition, legislation and regulation relating to the control and reduction of GHG emissions and mitigating climate change is proliferating. For example, SB 100 (enacted in 2018) and SB 1020 (enacted in 2022) requires each California electric utility, including SDG&E, to procure at least 50% of its annual electric energy requirements from renewable energy sources by 2026, 60% by 2030, 90% by 2035, and 95% by 2040. State law also requires California’s retail electricity supply to be met with a mix of RPS Program-eligible and zero-carbon resources by 2045 without increasing carbon emissions elsewhere in the western grid or allowing resource shuffling, and instructs the CPUC, CEC, CARB and other state agencies to incorporate this requirement into all relevant planning. In addition, the Governor of California signed an executive order establishing a new statewide goal to achieve carbon neutrality as soon as possible, and no later than 2045, and achieve and maintain net negative emissions thereafter. The executive order calls on CARB to address this goal in future scoping plans, which affect several major sectors of California’s economy, including transportation, agriculture, development, industrial and others. California has issued new climate initiatives in line with this statewide goal, including two executive orders requiring sales of all passenger vehicles to be zero-emission by 2035. These or other similar new laws and rules may materially restrict our operations, negatively impact demand for our services and/or the energy we transmit and distribute, limit development opportunities, force costly or otherwise burdensome changes to our operations or otherwise materially adversely affect us.
Energy Transition Risks
The energy transition in California and elsewhere, including decarbonization goals, has introduced uncertainty in long-term investor support, leading some to reduce investment in or divest from our sector. Maintaining investor confidence and attracting capital at a competitive cost will depend in part on demonstrating our progress on our action plan supporting Sempra’s aim to have net-zero emissions by 2050 and SDG&E’s and SoCalGas’ aim to have net-zero emissions by 2045. Our ability to achieve these aims depends on many factors, some of which we do not control, including supportive energy laws, policies and regulatory decisions; development and adoption of alternative fuels; successful research and development efforts focused on low-carbon technologies that are economically and technically feasible; cooperation from our partners, financing sources and commercial counterparties; customer participation in conservation and energy efficiency programs, our ability to execute our planned investments in our infrastructure and our customers’ decisions and preferences. Although we have developed interim targets and various plans designed to advance California’s GHG emissions and renewable energy mandates and our own energy goals, we may not be successful.
We will need to continue to expend capital and employee resources to develop and deploy new technologies and modernize grid systems to meet the demand for lower carbon and reliable energy in California and elsewhere and achieve our climate aspirations and those mandated by applicable authorities, which may not be recoverable in rates or, with respect to our non-regulated-utility
2023 Form 10-K | 42

businesses, may not be able to be passed through to customers. Even if such costs are recoverable, these costs, coupled with necessary safety and reliability investments, may negatively impact the affordability of SDG&E’s and SoCalGas’ customer rates and, for our non-regulated-utility businesses, may cause costs to increase to levels that reduce customer demand and growth. SDG&E and SoCalGas, as well as any of our other businesses affected by GHG emissions mandates, may also be subject to fines and penalties if mandated renewable energy goals are not met, and all our businesses could suffer difficulties attracting investors and business partners, reputational harm and other negative effects if we do not meet or if we scale back our GHG emissions goals or there are negative views about our environmental disclosures or practices generally.
The occurrence of any of these risks could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
We are subject to complex tax and accounting requirements that expose us to risks.
We are subject to complex tax and accounting requirements. These requirements may undergo changes at the federal, state, local and foreign levels, including in response to economic or political conditions. Compliance with these requirements, including in the event of changes to them or how they are implemented, interpreted or enforced, could increase our operating costs and materially adversely affect how we conduct our business. New tax legislation, regulations or interpretations or changes in tax policies in the U.S., Mexico or other countries in which we operate or do business could negatively affect our tax expense and/or tax balances and our businesses generally. Any failure to comply with these requirements could subject us to fines and penalties, including criminal penalties in some cases. The occurrence of any of these risks could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
We may be negatively impacted by the outcome of litigation or other proceedings in which we are involved.
Our businesses are involved in a number of lawsuits, binding arbitrations, regulatory investigations and other proceedings. We discuss material pending proceedings in Note 16 of the Notes to Consolidated Financial Statements. We have spent, and continue to spend, substantial money, time and employee and management focus on these lawsuits and other proceedings. The uncertainties inherent in lawsuits and other proceedings make it difficult to estimate with any degree of certainty the timing, costs and ranges of costs or outcome of these matters. In addition, juries have demonstrated a willingness to grant large awards, including punitive damages, in response to personal injury, product liability, property damage and other claims. Accordingly, actual costs incurred have and may continue to differ materially from insured or reserved amounts and may not be recoverable, in whole or in part, from insurance or in customer rates. Any of the foregoing could cause reputational damage and otherwise materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
RISKS RELATED TO SEMPRA CALIFORNIA
Operational Risks
Wildfires in California pose risks to Sempra, SDG&E and SoCalGas.
More and Increasingly Severe Wildfires
In recent years, California has experienced some of the largest wildfires (measured by acres burned) in its history. Frequent and severe drought conditions, inconsistent and extreme swings in precipitation, changes in vegetation, unseasonably warm temperatures, low humidity, strong winds and other factors have increased the duration of the wildfire season and the intensity, prevalence and difficulty of prevention and containment of wildfires in California, including in SDG&E’s and SoCalGas’ service territories. Changing weather patterns, including as a result of climate change, could exacerbate these conditions. These wildfires could jeopardize SDG&E’s and SoCalGas’ electric and natural gas infrastructure and third-party property and result in temporary power shortages in SDG&E’s and SoCalGas’ service territories. Certain of California’s local land use policies and forestry management practices have been relaxed to allow for the construction and development of residential and commercial projects in high-risk fire areas, which could lead to increased third-party claims and greater losses related to fires for which SDG&E or SoCalGas may be liable. Any such wildfires in SDG&E’s and SoCalGas’ territories (or outside of these territories in the event the Wildfire Fund is materially diminished) could materially adversely affect SDG&E’s, SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects, which we discuss further in this risk factor below and above under “Risks Related to All Sempra Businesses – Operational Risks.”
2023 Form 10-K | 43

The Wildfire Legislation
In July 2019, the Wildfire Legislation was signed into law, which we discuss in Note 1 of the Notes to Consolidated Financial Statements. The Wildfire Legislation’s legal standard for the recovery of wildfire costs may not be implemented effectively or applied consistently, we may not be eligible for the Wildfire Legislation’s cap on wildfire-related liability if SDG&E fails to maintain a valid annual safety certification from the OEIS or meet other requirements, and/or the Wildfire Fund could be exhausted due to claims against the fund by SDG&E or other participating IOUs as a result of fires in their respective service territories, any of which could have a material adverse effect on Sempra’s and SDG&E’s results of operations, financial condition, cash flows and/or prospects. PG&E has indicated it will seek reimbursement from the Wildfire Fund for losses associated with the Dixie fire, which burned from July 2021 through October 2021 and was reported to be the largest single wildfire (measured by acres burned) in California history. In addition, the Wildfire Legislation did not change the doctrine of inverse condemnation, which imposes strict liability (meaning that liability is imposed regardless of fault) on a utility whose equipment is determined to be a cause of a fire. In such an event, the utility would be responsible for the costs of damages, including business interruption losses, interest and attorneys’ fees, even if the utility is not found negligent. In the past, the CPUC has denied recovery of costs incurred as a result of the doctrine of inverse condemnation. The doctrine of inverse condemnation also is not exclusive of other theories of liability, such as negligence, under which additional liabilities, such as fire suppression, clean-up and evacuation costs, medical expenses, and personal injury, punitive and other damages, could be imposed. We are unable to predict the impact of the Wildfire Legislation on SDG&E’s ability to recover costs and expenses if SDG&E’s equipment is determined to be a cause of a fire, and specifically in the context of the application of inverse condemnation.
Cost Recovery Through Insurance or Rates
As a result of California’s doctrine of inverse condemnation, substantial losses recorded by insurance companies, and increased wildfire risk, obtaining insurance coverage for wildfires that could be caused by SDG&E (or, to a lesser extent, SoCalGas) has become increasingly difficult and costly. If these conditions continue or worsen, insurance for wildfire liabilities may become unavailable or may become prohibitively expensive and we may be denied recovery of insurance cost increases through the regulatory process. In addition, insurance for wildfire liabilities may not be sufficient to cover all losses we may incur, or it may not be available to meet the $1.0 billion of primary insurance required by the Wildfire Legislation. We are unable to predict whether we would be able to recover in rates or from the Wildfire Fund the amount of any uninsured losses. A loss that is not fully insured, is not sufficiently covered by the Wildfire Fund and/or cannot be recovered in customer rates could materially adversely affect Sempra’s and one or both of SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
Wildfire Mitigation Efforts
Although we expend significant resources on measures designed to mitigate wildfire risks, these measures may not be effective in preventing wildfires or reducing our wildfire-related losses and their costs may not be fully recoverable in rates. SDG&E is required by California law to submit wildfire mitigation plans for approval by the OEIS and could be subject to increased risks if these plans are not approved in a timely manner or the measures set forth in the plans are not implemented effectively, as well as fines or penalties for any failure to comply with the approved plans. One of our wildfire mitigation strategies is to de-energize certain circuits for safety when there is elevated weather-related wildfire ignition risk. These “public safety power shutoffs” have been subject to scrutiny by various stakeholders, including customers, regulators and lawmakers, which could increase the risk of liability for damages associated with these events. Such costs may not be recoverable in rates. Unrecoverable costs, adverse legislation or rulemaking, scrutiny by key stakeholders, ineffective wildfire mitigation measures or other negative effects associated with these efforts could materially adversely affect Sempra’s and SDG&E’s results of operations, financial condition, cash flows and/or prospects.
The electricity industry is undergoing significant change, including increased deployment of DER, technological advancements, evolving procurement service standards, and political and regulatory developments.
Electric utilities in California are experiencing increasing deployment of DER, such as solar generation, energy storage and energy efficiency and demand management technologies, and California’s environmental policy objectives are accelerating the pace and scope of these changes. This growth of DER will require further modernization of the electric grid to, among other things, accommodate increasing two-way flows of electricity and increase the grid’s capacity to interconnect these resources. In addition, attaining California’s clean energy goals will require sustained investments in transmission and distribution grid modernization, renewable integration projects, energy efficiency programs, operational and data management systems, and electric vehicle and energy storage infrastructure. The growth of third-party energy storage alternatives and other technologies also may increasingly compete with SDG&E’s traditional transmission and distribution infrastructure in delivering electricity to consumers. Certain FERC transmission development projects are open to competition, allowing independent developers to
2023 Form 10-K | 44

compete with incumbent utilities for the construction and operation of transmission facilities. The CPUC is conducting various proceedings regarding DER, including the evaluation of special programs and pilots; changes to the planning and operation of the electric grid to prepare for higher penetration of DER; future grid modernization investments; the deferral of traditional grid investments by DER; and the role of the electric grid operator. These proceedings and the broader changes in California’s electricity industry could result in new regulations, policies and/or operational changes that could materially adversely affect SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Most of SDG&E’s customers receive electric procurement service from a load-serving entity other than SDG&E through programs such as CCA and DA. CCA is only available if a customer’s local jurisdiction (city or county) offers such a program, as is the case with the City of San Diego and certain other jurisdictions in SDG&E’s service territory, and DA is currently limited by a cap based on gigawatt hours. As a result of customers electing CCA and DA services, SDG&E’s historical energy procurement commitments for future deliveries exceed the needs of its remaining bundled customers. To help achieve the goal of ratepayer indifference (as to whether customers’ energy is procured by SDG&E or by CCA or DA), the CPUC revised the Power Charge Indifference Adjustment framework. The purpose of the framework is to help ensure SDG&E’s procurement cost obligations are more equitably shared among customers served by SDG&E and customers now served by CCA and DA. If the framework or other mechanisms designed to achieve ratepayer indifference do not perform as intended, if the law changes, or if the law is not interpreted or enforced as expected, SDG&E’s remaining bundled customers could experience large increases in rates for commodity costs under commitments made on behalf of CCA and DA customers prior to their departure or, if all such costs are not recoverable in rates, SDG&E could experience material increases in its unrecoverable commodity costs. Any of these outcomes could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Natural gas has increasingly been the subject of political and public debate, including a desire by some to eventually reduce or eliminate reliance on natural gas as an energy source.
Certain California legislators and other stakeholders have expressed a desire to limit or eliminate reliance on natural gas as an energy source by advocating increased use of renewable electricity and electrification. Reducing methane emissions also has become a major focus of certain local, state and federal agencies, resulting in passed or proposed legislation, regulation, policies and ordinances to prohibit or restrict the use of natural gas in new buildings, appliances and other applications. These actions could have the effect of reducing natural gas use over time.
CARB, California’s primary regulator for GHG emissions reduction programs, has proposed to reduce natural gas demand through building decarbonization measures (such as zero-emission standards for space and water heaters) or legislation requiring increased renewable electricity generation. Additionally, the CEC’s Title 24 requirements mandate that new construction include electric-ready buildings and heat pump technologies beginning in 2023.
The CPUC has an ongoing proceeding that seeks to establish a state-wide process to help utilities plan appropriate gas infrastructure portfolios as natural gas usage in the state is expected to change with overall consumption expected to decline. This includes a General Order requiring site-specific approvals for certain gas infrastructure projects. The CPUC may continue to enact measures to reduce natural gas demand (such as more aggressive energy efficiency programs), promote fuel substitution (such as replacement of natural gas appliances with electric appliances), and order other changes (such as its decision to eliminate gas line extension allowances for new applications submitted on or after July 1, 2023).
A substantial reduction in or the elimination of natural gas use in California without adequate recovery of investments could result in impairment of some or all of SoCalGas’ and SDG&E’s natural gas infrastructure assets if they were not permitted to be repurposed for alternative fuels, were required to be depreciated on an accelerated basis or were to become stranded, which could have a material adverse effect on SoCalGas’, SDG&E’s and Sempra’s results of operations, financial conditions, cash flows and/or prospects.
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
2023 Form 10-K | 45

▪uncertainties with respect to the technological and financial aspects of decommissioning the facility
SDG&E maintains the SONGS NDT to provide funds for nuclear decommissioning. Trust assets generally have been invested in equity and debt securities, which are subject to market fluctuations. A decline in the market value of trust assets, an adverse change in the law regarding funding requirements for decommissioning trusts, or changes in assumptions or forecasts related to decommissioning dates, technology and the cost of labor, materials and equipment due to inflationary pressures or otherwise could increase the funding requirements for these trusts, which costs may not be fully recoverable in rates. In addition, CPUC approval is required to make withdrawals from the NDT, and CPUC approval for certain expenditures may be denied if the CPUC determines the expenditures are unreasonable. In addition, decommissioning may be materially more expensive than we currently anticipate and therefore decommissioning costs may exceed the amounts in the NDT. Rate recovery for overruns would require CPUC approval, which may not occur.
The occurrence of any of these events could result in a reduction in our expected recovery and have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Legal and Regulatory Risks
SDG&E and SoCalGas are subject to extensive regulation.
Rates and Other Financial Matters
The CPUC regulates SDG&E’s and SoCalGas’ customer rates, except for SDG&E’s electric transmission rates that are regulated by the FERC, and conditions of service. The CPUC also regulates SDG&E’s and SoCalGas’ sales of securities, rates of return, capital structure, rates of depreciation, long-term resource procurement and other financial matters in various ratemaking proceedings. The CPUC periodically approves SDG&E’s and SoCalGas’ customer rates based on authorized capital expenditures, operating costs, including income taxes, and an authorized rate of return on investments while incorporating a risk-based decision-making framework, as well as certain settlements with third parties. The outcome of ratemaking proceedings can be affected by various factors, many of which are not in our control, including the level of opposition by intervening parties; any rejection by the CPUC of settlements with third parties; increasing levels of regulatory review; changes in the political, regulatory, or legislative environments; and the opinions of regulators, customers and other stakeholders. These ratemaking proceedings include decisions about major programs in which SDG&E and SoCalGas make investments under an approved CPUC framework, such as wildfire mitigation and pipeline and storage integrity and safety enhancement programs, but which investments may remain subject to a CPUC filing or reasonableness review based on potentially unclear standards or other factors as described above that may result in the disallowance of incurred costs. SDG&E and SoCalGas also may be required to make investments and incur other costs to comply with proposed legislative and regulatory requirements and initiatives, including those related to California’s climate goals and policies, and the ability to recover these costs and investments may depend on the final form of the legislative or regulatory requirements and the corresponding ratemaking mechanisms. Recovery may be delayed and/or insufficient if the applicable ratemaking mechanism involves a significant time lag between when costs are incurred and when those costs are recovered in rates or if there are material differences between the authorized costs embedded in rates (which are set on a prospective basis) and the actual costs incurred. Delays may also result from the administrative process, or the CPUC may deny recovery altogether on the basis that costs were not reasonably or prudently incurred or for other reasons, such as customer affordability. Even if recoverable, investing to support the regulatory requirements and demand for lower carbon, reliable energy in California and in necessary safety and reliability at the same time may negatively impact the affordability of SDG&E’s and SoCalGas’ customer rates and their and Sempra’s results of operations, financial condition, cash flows and/or prospects.
In addition, a CPUC cost of capital proceeding every three years determines a utility’s authorized capital structure and return on rate base, and the CCM applies in the interim years and considers changes in the cost of capital based on changes in interest rates for each 12-month period ending September 30 (the measurement period), subject to regulatory approval. Alternatively, each of SDG&E and SoCalGas is permitted to file a cost of capital application to have its cost of capital determined in lieu of the CCM in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole. Any such rate change due to a downward trigger of the CCM or the denial by the CPUC of an automatic upward trigger of the CCM could have a material adverse effect on Sempra’s and the applicable utility’s results of operations, financial condition, cash flows and/or prospects. We discuss the CCM in “Part I – Item 1. Business - Ratemaking Mechanisms – Sempra California – Cost of Capital Proceedings,” and in Note 4 of the Notes to Consolidated Financial Statements.
The FERC regulates electric transmission rates, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the rates of return on investments in electric transmission assets, and other similar matters involving
2023 Form 10-K | 46

SDG&E. These ratemaking mechanisms are subject to many risks similar to those described above regarding the CPUC ratemaking proceedings.
CPUC Authority Over Operational Matters
Our operations are subject to CPUC rules (and similar FERC rules), commonly referred to as “affiliate rules,” relating to transactions among SDG&E, SoCalGas and other Sempra businesses. These rules primarily impact market transactions and marketing activities involving transmission supply and capacity, including sales or other trades of natural gas or electricity between or among SDG&E and SoCalGas and Sempra and its covered affiliates. These rules, as well as any changes to these rules or their interpretations or additional more restrictive CPUC or FERC rules related to transactions with affiliates, could materially adversely affect our operations and, in turn, our results of operations, financial condition, cash flows and/or prospects.
Additionally, the CPUC has regulatory authority related to safety standards and practices, reliability and planning, competitive conditions and a wide range of other operational matters, including citation and enforcement programs concerning matters such as safety activity, disconnection and billing practices, resource adequacy and environmental compliance. Many of these standards and citation and enforcement programs are becoming more stringent and could subject a utility to significant penalties and fines, as well as higher operating costs. The CPUC conducts reviews and audits of the matters under its authority and may launch investigations or open proceedings at its discretion, the results of which could include citations, disallowances, fines and penalties, as well as corrective or mitigation actions to address any noncompliance, any of which may not be sufficiently funded by customer rates or at all. Any such occurrence could have a material adverse effect on SDG&E’s, SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
SDG&E and SoCalGas are also affected by numerous advocacy groups, including California Public Advocates Office, The Utility Reform Network, Utility Consumers’ Action Network and the Sierra Club. Any success by any of these groups in directly or indirectly influencing legislators and regulators could have a material adverse effect on SDG&E’s, SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
SoCalGas has incurred and may continue to incur significant costs, expenses and other liabilities related to the Leak.
From October 23, 2015 through February 11, 2016, SoCalGas experienced the Leak, which we describe in Note 16 of the Notes to Consolidated Financial Statements.
Litigation
In September 2021, SoCalGas and Sempra entered into an agreement with counsel to resolve approximately 390 lawsuits including approximately 36,000 plaintiffs (the Individual Plaintiffs) then pending against SoCalGas and Sempra related to the Leak for a payment of up to $1.8 billion. Over 99% of the Individual Plaintiffs participated and submitted valid releases, and SoCalGas paid $1.79 billion in 2022 under the agreement. The Individual Plaintiffs who did not participate in the settlement (the Non-Settling Individual Plaintiffs) are able to continue to pursue their claims. As of February 20, 2024, there are approximately 100 Non-Settling Individual Plaintiffs remaining. In addition, as of February 20, 2024, new lawsuits related to the Leak on behalf of approximately 413 new plaintiffs have been filed against SoCalGas and Sempra since the September 2021 settlement. This litigation seeks compensatory and punitive damages, property damage and diminution in property value, injunctive relief and civil penalties. Additional litigation may be filed against us related to the Leak or our responses to it. The costs of defending against, settling or otherwise resolving the pending lawsuits or any new litigation could materially adversely affect SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects. We discuss the risks associated with litigation above under “Risks Related to All Sempra Businesses – Legal and Regulatory Risks” and in this risk factor below under “Accounting and Other Impacts.”
2023 Form 10-K | 47

Natural Gas Storage Operations and Reliability
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
Accounting and Other Impacts
At December 31, 2023, $31 million is accrued in Reserve for Aliso Canyon Costs and $2 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Consolidated Balance Sheets. These accruals do not include any amounts in excess of what has been reasonably estimated to resolve certain matters that we describe in “Litigation” above, nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs. We are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Any failure by the CPUC to adequately reform SDG&E’s electric rate structure could negatively impact SDG&E and Sempra.
The NEM program is an electric billing tariff mechanism designed to promote the installation of on-site renewable generation (primarily solar installations) for residential and business customers. Depending on when the on-site generation is installed, NEM customers receive a full retail rate or a reduced retail rate for energy they generate but do not use that is fed to the utility’s power grid, which results in these customers not paying their proportionate share of the cost of maintaining and operating the electric transmission and distribution system, subject to certain exceptions, but still receiving electricity from the system when their self-generation is inadequate to meet their electricity needs. As more and higher electric-use customers switch to NEM and self-generate energy, the burden on remaining non-NEM customers, who effectively subsidize the unpaid NEM costs, increases, which in turn encourages more self-generation and further increases rate pressure on remaining non-NEM customers.
The current electric residential rate structure in California is primarily based on consumption volume, which places a higher rate burden on customers with higher electric use while subsidizing lower-use customers. In December 2023, a new Net Billing Tariff was implemented for customers who interconnect their qualifying on-site renewable generation after April 2023. The new Net Billing Tariff revised the NEM structure for new customers with a retail export compensation rate that is better aligned with the value provided to the grid by behind-the-meter energy generation systems and retail import rates that encourage electrification and adoption of solar systems paired with storage. The new Net Billing Tariff is designed to compensate customers for the value of their exports to the grid based on avoided cost. Additionally, in response to California legislation adopted in 2022, the CPUC has initiated a rulemaking to broadly restructure the way fixed costs are collected, moving away from volumetric only charges and incorporating an income-graduated fixed charge for default residential rates. The intent of such a fixed charge is to establish a rate structure that allows the utility to collect a greater portion of its fixed costs on a non-volumetric basis, achieve the state’s climate goals through end-use electrification and provide a more affordable rate design on average for lower-income customers. We expect a CPUC decision adopting the fixed charge by July 2024 with implementation occurring as early as the second half of 2025. Depending on the effectiveness of the new Net Billing Tariff and fixed charge, which are uncertain, the risks associated with the existing NEM tariff and rate design could continue or increase.
SDG&E believes the establishment of a charge independent of consumption volume for residential customers is critical to help distribute rates among all customers that rely on the electric transmission and distribution system, including those participating in the NEM program. The absence of a charge independent of consumption volume coupled with the continuing increase of solar installation and other forms of self-generation and DER, as well as energy efficiency initiatives that could also reduce delivered volumes, could adversely impact electricity rates and the reliability of the electric transmission and distribution system. Any such impact could subject SDG&E to increased customer dissatisfaction, increased likelihood of noncompliance with CPUC or other safety or operational standards and increased risks attendant to any such noncompliance, as we discuss above, as well as increased costs, including power procurement, operating and capital costs, and potential disallowance of recovery for these costs.
If the CPUC does not adequately reform SDG&E’s residential rate structure to better achieve reasonable, cost-based electric rates that are competitive with alternative sources of power and adequate to maintain the reliability of the electric transmission and
2023 Form 10-K | 48

distribution system, such failure could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
Various “ring-fencing” measures, governance mechanisms and commitments are in place that create legal and financial separation between Oncor Holdings, Oncor and their subsidiaries, on the one hand, and Sempra and its affiliates and subsidiaries, on the other hand. These measures are designed to enhance Oncor’s separateness from its owners and mitigate the risk that Oncor would be negatively impacted by a bankruptcy or other adverse financial development affecting its owners. These measures subject us and Oncor to various restrictions, including:
▪seven members of Oncor’s 13-person board of directors must be independent directors in all material respects under the rules of the NYSE in relation to Sempra and its affiliates and any other owners of Oncor, and also must have no material relationship with Sempra or its affiliates or any other owners of Oncor currently or within the previous 10 years; of the six remaining directors, two must be designated by Sempra, two must be designated by Oncor’s minority owner, TTI, and two must be current or former Oncor officers
▪Oncor will not pay dividends or other distributions (except for contractual tax payments) if (i) a majority of Oncor’s independent directors or any of the directors appointed by TTI determines that it is in the best interest of Oncor to retain such amounts to meet expected future requirements, (ii) the payment would cause Oncor’s debt-to-equity ratio to exceed the debt-to-equity ratio approved by the PUCT, or (iii) unless otherwise allowed by the PUCT, Oncor’s senior secured debt credit rating by any of the Rating Agencies falls below BBB (or Baa2 for Moody’s)
▪there must be certain “separateness measures” maintained to reinforce the legal and financial separation of Oncor from Sempra, including a requirement that dealings between Oncor and Sempra or Sempra’s affiliates (other than Oncor Holdings and its subsidiaries) must be on an arm’s-length basis, limitations on affiliate transactions and a prohibition on pledging Oncor assets or membership interests for any entity other than Oncor
▪a majority of Oncor’s independent directors and the directors designated by TTI that are present and voting (with at least one required to be present and voting) must approve any annual or multi-year budget if the aggregate amount of capital expenditures or O&M in the budget differs by more than 10% from the corresponding amounts in the budget for the preceding fiscal year or multi-year period, as applicable
As a result of these measures, we do not control Oncor Holdings or Oncor, and we have limited ability to direct the management, operations and policies of Oncor Holdings and Oncor, including the deployment or disposition of their assets, declarations of dividends or other distributions, strategic planning and other important matters. Moreover, all directors of Oncor, including the directors we have appointed, have considerable autonomy and have a duty to act in the best interest of Oncor consistent with the approved ring-fence and Delaware law, which may in some cases be contrary to our interests. To the extent the directors approve or Oncor otherwise pursues actions that are not in our interest, our results of operations, financial condition, cash flows and/or prospects may be materially adversely affected.
Industry-Related Risks
Changes in the regulation of Oncor or the regulation or operation of the electric utility industry and/or the ERCOT market could negatively affect Oncor.
Oncor operates in the electric utility industry and, as a result, it is subject to many of the same or similar risks as Sempra California as we describe above under “Risks Related to Sempra California,” particularly with respect to regulation by federal, state, and local legislative and regulatory authorities regarding rates and other financial matters as well as operational matters. Oncor operates in the ERCOT market. In ERCOT, rates are set by the PUCT based on a historical test year, and as a result, the rates Oncor is allowed to charge generally will not exactly match its costs at any given point in time and there is no assurance that it will be able to timely or fully recover its actual costs and/or earn its full return on invested capital. Further, the approved levels of recovery could be significantly less than the requested levels, and the approved timing for recovery could differ from proposed timelines. In addition to requests to recover its costs, Oncor’s rate proceedings may contain other requests. Failure to receive
2023 Form 10-K | 49

approval of its requests in any rate proceeding could adversely impact Oncor, which could adversely impact us, and those impacts could be material.
The costs and burdens associated with complying with the various legislative and regulatory requirements to which Oncor is subject at the federal, state, and local levels and adjusting Oncor’s business and operations in response to legislative and regulatory developments, including changes in ERCOT, and any fines or penalties that could result from any noncompliance, may have a material adverse effect on Oncor. In addition, insufficient electric capacity within ERCOT or significant changes within ERCOT or to the ERCOT market structure that impact transmission and distribution utilities, including additional regulatory requirements or oversight, could materially adversely affect Oncor. Moreover, legislative, regulatory, market or industry activities could adversely impact Oncor’s collections and cash flows and jeopardize the predictability of utility earnings. For instance, the PUCT has instituted various projects reviewing the regulatory framework regarding DER and other non-traditional technologies. As DER usage continues to grow, related regulatory decisions, including with respect to ERCOT market rules and transmission and distribution utilities’ ability to invest in non-traditional electricity delivery solutions, could adversely impact Oncor’s revenues and operations. If Oncor does not successfully respond to applicable legislative, regulatory, market or industry developments, Oncor could suffer a deterioration in its results of operations, financial condition, cash flows and/or prospects, which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Financial Risks
Oncor could have liquidity needs that necessitate additional investments.
Oncor’s business is capital-intensive, with significant and increasing capital spending expected in future periods, and it relies on external financing as a significant source of liquidity for its capital requirements. In the past, Oncor has financed much of its cash needs from operations and with proceeds from indebtedness, but these sources of capital may not be adequate or available at reasonable prices or on other reasonable terms in the future. Because our commitments to the PUCT prohibit us from making loans to Oncor, we may elect to make capital contributions to Oncor if it fails to meet its capital requirements or is unable to access sufficient capital from other sources to finance its ongoing needs. Any such investments could be substantial, would reduce the cash available to us for other purposes, may not be recovered, and could increase our indebtedness, any of which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
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
2023 Form 10-K | 50

RISKS RELATED TO SEMPRA INFRASTRUCTURE
Operational Risks
Project development activities may not be successful, projects under construction may not be completed on schedule or within budget, and completed projects may not operate at expected levels.
Energy Infrastructure Projects
We are involved in a number of energy infrastructure projects in various stages of development and construction, which subject us to numerous risks. Success in developing each project depends on, among other things:
▪our financial condition and cash flows and other factors that impact our ability to invest sufficient funds in the project, including for preliminary activities conducted before we determine whether the project is feasible or economically attractive
▪project assessment and design and our ability to foresee and incorporate new and developing trends and technologies in the energy industry, such as our pursuit of projects and design solutions to help enable our and our customers’ climate goals
▪our ability to reach a final investment decision or meet other milestones, which may be influenced by external factors outside our control, including the global economy and energy and financial markets, actions by regulators, achieving necessary internal and external approvals, and many of the other factors described in this risk factor
▪negotiation of satisfactory EPC agreements and renegotiation in the event of delays in final investment decisions or failures to meet other specified deadlines
▪identification of suitable partners, customers, suppliers and other necessary counterparties
▪progressing relationships from MOUs, HOAs or similar arrangements, which are non-binding, to execution of binding, definitive agreements and participation in the project
▪negotiation and maintenance of satisfactory equity, purchase, sale, supply, transportation and other appropriate commercial agreements, and satisfaction of any conditions to effectiveness of such agreements, including reaching a positive final investment decision within agreed timelines
▪timely receipt and maintenance of required governmental permits, licenses and other authorizations under terms we find reasonable
▪our project partners’, contractors’, equipment providers’ and other vendors’ and counterparties’ willingness and financial or other ability to make their required investments or fulfill their contractual commitments on a timely basis
▪timely, satisfactory and on-budget completion of construction, which could be negatively affected by engineering problems, work stoppages, unavailability or increased costs of materials, equipment, labor and commodities due to inflation or supply chain or other issues, and a variety of other factors, many of which we discuss above under “Risks Related to All Sempra Businesses – Operational Risks” and elsewhere in this risk factor
▪implementation of new or changes to existing laws or regulations that impact our infrastructure or the energy sector generally
▪obtaining satisfactory financing for the project, particularly when inflation and interest rates are rising
▪the absence of hidden defects on or inherited environmental liabilities for the site of the project
▪fast and cost-effective resolution of any litigation or unsettled property rights affecting the project
▪geopolitical events and other uncertainties
Any failures with respect to the above factors or other factors material to any particular project could involve additional costs, otherwise negatively affect our ability to successfully complete the project and force us to impair or write off amounts we have invested in the project. If we are unable to complete a development project, if we experience delays, or if construction, financing or other project costs exceed our estimated budgets and we are required to make additional capital contributions, we may not receive an adequate or any return on our investment and other resources expended on the project and our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected.
The operation of existing facilities and any future projects we complete involves many risks, including the potential for unforeseen design flaws, engineering challenges, or the breakdown for other reasons of facilities, equipment or processes; labor disputes; fuel interruption; environmental contamination; increasing regulatory requirements, including from regulations aiming to reduce GHG emissions; and the other operational risks that we discuss above under “Risks Related to All Sempra Businesses – Operational Risks.” Any of these events could lead to our facilities being idle for an extended period of time or operating below expected levels, which may result in lost revenues or increased expenses, including higher maintenance costs and penalties. Any such occurrence could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
2023 Form 10-K | 51

LNG Export Projects
In addition to the risks described above that are applicable to all our energy infrastructure projects, we are exposed to additional risks in connection with our LNG export projects, including the ECA LNG Phase 1 project and PA LNG Phase 1 project under construction and our potential development of additional LNG export facilities. We discuss our LNG export projects in “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.” Each of these projects faces numerous risks. Our ability to reach a final investment decision for each project and, if a positive decision is made and a project is completed, the overall success of the project depend in part on global energy markets. In general, depressed natural gas and LNG prices in the markets we intend to serve could reduce the pricing and cost advantages of exporting domestically produced natural gas and LNG, which could lead to decreased demand. In addition, global oil prices and their associated current and forward projections could reduce demand for natural gas and LNG in some sectors. Although demand for natural gas is currently strong due to increased recognition of the importance of energy security and climate aims, a reduction in natural gas demand could also occur from higher penetration of alternative fuels in new power generation, reduced economic activity in general, or as a result of calls by some to limit or eliminate global reliance on natural gas. Both the U.S. and Mexico will hold federal elections in 2024 and LNG exports face increased political scrutiny in connection with these elections. Moreover, because LNG projects take a number of years to develop and construct, it is difficult to match current and expected demand with the projected supply from projects under development. Additionally, shifts in U.S. and foreign energy policy could impact supply, demand and other matters critical to LNG projects, such as permitting and other approval processes. The current Administration has temporarily paused LNG export approvals while the DOE reviews the economic and environmental analyses it uses to evaluate LNG export applications to non-FTA countries, and the DOE has recently implemented changes to its approach to requests for extensions of time to commence LNG exports under existing non-FTA approvals. These actions, as well as other market factors such as oil prices, could delay or hamper the development of U.S. LNG export facilities and make LNG projects in other parts of the world more feasible and competitive with LNG projects in North America, thus increasing supply and competition for global LNG demand. Any of these occurrences could impact competition and prospects for developing LNG export projects and negatively affect the performance and prospects of any of our projects that are or become operational.
Our projects may face distinct disadvantages relative to some LNG projects being pursued by other project developers, including:
▪The proposed Cameron LNG Phase 2 project is subject to certain restrictions and conditions under the financing agreements for the Cameron LNG Phase 1 facility and requires unanimous consent of all JV members, including with respect to the equity investment obligations of each partner. We may not be able to satisfy the conditions under the financing agreements, receive members’ consent or obtain the extension of our non-FTA approval, in which case our ability to develop the Cameron LNG Phase 2 project would be jeopardized.
▪The ECA LNG projects under construction and in development are subject to ongoing land and permit disputes that could obstruct efforts to find or maintain suitable partners, customers and financing arrangements and hinder or halt construction and, if the projects are completed, operations. We discuss these risks below and under “Risks Related to Sempra Infrastructure – Legal and Regulatory Risks.” In addition, the Mexican regulatory process and overlay of U.S. regulation for natural gas exports to LNG facilities in Mexico are not well developed, which, among other factors, contributed to delays in obtaining a necessary permit from the Mexican government for the ECA LNG Phase 1 project and could cause similar delays or other hurdles in the future and lead to difficulties finding or maintaining suitable partners, customers and financing arrangements. Further, while we do not expect the construction or operation of the ECA LNG Phase 1 project to disrupt operations at the ECA Regas Facility, we expect construction of the proposed ECA LNG Phase 2 project would conflict with the current operations at the ECA Regas Facility, which currently has long-term regasification contracts for 100% of the regasification facility’s capacity through 2028. This makes the decisions on whether, when and how to pursue the proposed ECA LNG Phase 2 project dependent in part on whether the investment in this project would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts. In addition, the Baja California region does not have extensive sources of natural gas, and our development opportunities in Mexico, including the proposed ECA LNG Phase 2 project, would require significant upgrades in natural gas transportation infrastructure that would be costly and time-consuming.
▪The PA LNG Phase 1 project under construction and the PA LNG Phase 2 project in development are located at a greenfield site and therefore are subject to disadvantages relative to projects being constructed or developed at brownfield sites, including increased time and costs to develop and construct the projects. Additionally, in February 2020, Sempra Infrastructure filed an application with the DOE to permit LNG produced from the proposed PA LNG Phase 2 project to be exported to all current and future FTA and non-FTA countries. We do not expect the DOE to act on this application until after the conclusion of the temporary pause on the DOE’s LNG export approvals.
Development of these or any other LNG export projects will depend on the expansion of our existing pipeline interconnections or the ability to permit and construct new pipeline facilities, each of which may require us to enter into additional pipeline interconnection agreements with third-party pipelines, which may not be possible on commercially reasonable terms or at all.
2023 Form 10-K | 52

The capital requirements for our LNG export projects can be significant, even if we ultimately decide not to make a positive final investment decision. In addition, our proposed facilities may not be completed in accordance with estimated timelines or budgets or at all as a result of the above or other factors, and delays, cost overruns or our inability to complete one or more of these projects could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Financing Arrangements
We are and may continue to become involved in various financing arrangements with respect to our energy infrastructure projects, including guarantees, indemnities and loans. These arrangements could expose us to additional risks, including exposure to losses upon the occurrence of certain events related to the development, construction, operation or financing of the applicable projects, which could have a material adverse effect on our future results of operations, financial condition, cash flows and/or prospects.
Fixed-price long-term contracts for services or commodities expose our businesses to inflationary pressures.
Sempra Infrastructure seeks to secure long-term contracts for services and commodities in an effort to optimize the use of its facilities, reduce volatility in earnings and support the construction of new infrastructure. Certain of these contracts are at fixed prices, and their profitability may be negatively affected by inflationary pressures, including increased labor, materials, equipment, commodities and other operational costs, rising interest rates that affect financing costs and changes in applicable exchange rates. We try to mitigate these risks by, among other things, using variable pricing tied to market indices, anticipating and providing for cost escalation when bidding on projects, contracting for direct pass-through of operating costs and/or entering into hedges. However, these measures may not fully or substantially offset any increases in operating expenses or financing costs caused by inflationary pressures and their use could introduce additional risks, any of which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
We face risks from increased competition.
The markets in which we operate are characterized by numerous capable competitors, many of which have extensive and diversified development and/or operating experience domestically and internationally and financial resources similar to or greater than ours. In particular, the natural gas pipeline, storage and LNG market segments recently have been characterized by strong and increasing competition for winning new development projects and acquiring existing assets. These competitive factors could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
We may not be able to enter into, maintain, extend or replace long-term supply, sales or capacity agreements.
The ECA Regas Facility has long-term capacity agreements with a limited number of counterparties, and also may enter into short-term and/or long-term supply agreements to purchase LNG to be received, stored and regasified for sale to other parties. In addition, Cameron LNG JV has long-term liquefaction and regasification tolling agreements with three counterparties that collectively subscribe for the full nameplate capacity of the Cameron LNG Phase 1 facility, and long-term sale and purchase agreements are in place for the expected capacity at the ECA LNG Phase 1 and PA LNG Phase 1 projects under construction. The long-term nature of these agreements and the small number of customers at each of these facilities exposes us to risks, including increased risk if these counterparties fail to meet their contractual obligations on a timely basis, increased credit risks, and risks associated with our relationships with these counterparties, including increased impacts of disputes or other similar issues which we have experienced in the past. Any such issues that arise in the future with respect to our long-term contracts could lead to significant legal and other costs, result in cancelation of certain key contracts or otherwise adversely affect our relationships with long-term customers, suppliers or partners, and could negatively impact the reliability of revenues from the applicable projects and the prospects for any implicated development projects. Any such event could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure’s ability to enter into new or replace existing long-term capacity agreements for its natural gas pipeline operations depends on, among other factors, demand for and supply of LNG and/or natural gas from its transportation customers, which may include our LNG export facilities. A decrease in demand for or supply of LNG or natural gas from such customers or the occurrence of other events that hinder Sempra Infrastructure from maintaining such agreements or establishing new ones could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
The electric generation and wholesale power sales industries are highly competitive. As more plants are built, supplies of energy and related products may exceed demand, competitive pressures may increase and wholesale electricity prices may decline or become more volatile. Without long-term power sales agreements, our revenues may be subject to increased volatility, and we may be unable to sell the power that Sempra Infrastructure’s facilities are capable of producing at favorable prices or at all, any of which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
2023 Form 10-K | 53

We rely on transportation assets and services, much of which we do not own or control, to deliver natural gas and electricity.
We depend on electric transmission lines, natural gas pipelines and other transportation facilities and services owned and operated by third parties to, among other things:
▪deliver the natural gas, LNG, electricity and LPG we sell to customers or use for our LNG export facilities
▪supply natural gas to our gas storage and electric generation facilities
▪provide retail energy services to customers
If transportation is disrupted, the construction of necessary interconnecting infrastructure is not completed on schedule or at all or capacity is inadequate, we may be delayed in completing projects under development and/or unable to meet our contractual obligations to customers of those projects or existing projects, in which case we may be responsible for damages they incur, such as the cost of acquiring alternative supplies at then-current spot market rates, and we could lose customers that may be difficult to replace. Any such occurrence could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Financial Risks
Our international businesses and operations expose us to foreign currency exchange rate and inflation risks.
Our operations in Mexico pose foreign currency exchange rate and inflation risks. Exchange and inflation rates with respect to Mexico and fluctuations in those rates may have an impact on the revenue, cash flows and costs from our international operations, which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects. We may attempt to hedge cross-currency transactions and earnings exposure through various means, including financial instruments and short-term investments, but these hedges may not fully achieve our objectives of mitigating earnings volatility that would otherwise occur due to exchange rate fluctuations. Because we do not hedge our net investments in foreign countries, we are susceptible to volatility in OCI caused by exchange rate fluctuations for entities whose functional currencies are not the U.S. dollar. Moreover, Mexico has experienced periods of high inflation and exchange rate instability in the past, and severe devaluation of the Mexican peso could result in governmental intervention to institute restrictive exchange control policies, as has occurred before in Mexico and other Latin American countries. We discuss our foreign currency exposure at our Mexican subsidiaries in “Part II – Item 7. MD&A” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Our businesses are exposed to fluctuations in commodity prices.
We buy energy-related commodities from time to time for pipeline operations, LNG facilities or power plants to satisfy contractual obligations with customers. The regional and other markets in which we purchase these commodities are competitive and can be subject to significant pricing volatility as a result of many factors, including inflation, adverse weather conditions, supply and demand changes, availability of competitively priced alternative energy sources, commodity production levels and storage capacity, energy and environmental legislation and regulations, and economic and financial market conditions. Our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected if the prevailing market prices for natural gas, LNG, electricity or other commodities we buy change in a direction or manner not anticipated and for which we have not provided adequately through purchase or sale commitments or other hedging transactions.
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
2023 Form 10-K | 54

▪adverse changes in social, political, economic or market conditions or the stability of foreign governments
▪adverse rulings by foreign courts or tribunals; challenges obtaining, maintaining and complying with permits or approvals; difficulty enforcing contractual and property rights; and differing legal standards
▪expropriation or theft of assets
▪demand for hydrocarbon fuels, such as natural gas imported from the U.S., may be impacted by geopolitical factors
▪with respect to our non-utility international business activities, changes in the priorities and budgets of international customers, which may be driven by many of the factors listed above, among others
Mexican Government Influence on Economic and Energy Matters
The Mexican government exercises significant and increasing influence over the Mexican energy sector and has adopted or proposed additional changes that, in each case, could impact private investment in this sector.
Mexican governmental actions in the past several years in the electricity market include resolutions, orders, decrees, regulations and proposed and adopted amendments to Mexican law that could, among other things, threaten the prospects for private-party renewable energy generation in the country, limit the ability to dispatch renewable energy and receive or maintain operational permits, and increase costs of electricity for legacy renewables and cogeneration energy contract holders. We discuss some of these actions in Note 16 of the Notes to Consolidated Financial Statements. Moreover, reforms to centralize and de-privatize the electricity market in Mexico have been proposed previously and could be reintroduced in the future.
With respect to midstream and downstream activities, Mexico’s Hydrocarbons Law gives SENER and the CRE significant powers to suspend permits when a danger to national security, energy security, or the national economy is foreseen and to revoke permits under certain other circumstances, including for a failure to comply with certain minimum storage and other requirements or for violations of certain provisions established by SENER or the Hydrocarbons Law, as applicable.
If future governmental actions are proposed and passed or otherwise become effective, if efforts to enjoin enforcement or suspend or overturn adopted governmental actions fail, or if other similar actions by the Mexican government are taken to curb private-party participation in the energy sector, including through further amendments to Mexican laws, rules or the constitution or increased investigative and enforcement activities, it may impact our ability to operate our facilities at existing levels or at all, result in increased costs for Sempra Infrastructure and its customers, adversely affect our ability to develop new projects, result in decreased revenues and cash flows, and negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on our business, results of operations, financial condition, cash flows and/or prospects.
U.S. and Mexican Laws and Foreign Policy
Our international business activities are subject to U.S. and Mexican laws and regulations related to foreign operations or doing business internationally, including the U.S. Foreign Corrupt Practices Act, the Mexican Federal Anticorruption Law in Public Contracting (Ley Federal Anticorrupción en Contrataciones Públicas) and similar laws, and are sensitive to U.S. and Mexican foreign policy, trade policy and other geopolitical factors. The current and the last U.S. Administrations have taken different stances with respect to international trade agreements, tariffs, immigration policy and other matters of foreign policy that impact trade and foreign relations. Shifts in foreign policy could create uncertainty and result in or increase adverse effects on our businesses. Violations or alleged violations of the laws referred to above, as well as foreign policy positions that adversely affect imports and exports between the U.S., Mexican and other foreign companies with which we conduct business, could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
We face risks related to unsettled property rights and titles in Mexico.
We are engaged in disputes regarding our title to the property in Mexico where our ECA Regas Facility is situated and our ECA LNG projects are expected to be situated, which we discuss in Note 16 of the Notes to Consolidated Financial Statements. In addition, we may have or seek to obtain long-term leases or rights-of-way from governmental agencies or other third parties to operate our energy infrastructure on land we do not own. In addition to the risks associated with such property ownership and use that we describe above under “Risks Related to All Sempra Businesses – Operational Risks,” disputes regarding ownership or rights to any of these properties could lead to difficulties finding or maintaining suitable partners, customers and project financing arrangements and could hinder or halt our ability to construct and, if completed, operate the affected facilities or proposed projects. Any of these outcomes could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
2023 Form 10-K | 55

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
CYBERSECURITY RISK MANAGEMENT
Sempra, SDG&E and SoCalGas have developed and implemented cybersecurity risk management processes intended to protect the confidentiality, integrity, and availability of our critical infrastructure, systems and information. These cybersecurity risk management processes include cybersecurity incident response plans that are integrated into each entity’s respective enterprise risk management and emergency management programs.
Our cybersecurity processes are largely designed and assessed based on the National Institute of Standards and Technology Cybersecurity Framework and the DOE’s Cybersecurity Capability Maturity Model standards. This does not imply that we meet any technical standards, specifications, or requirements, only that we use these standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management processes include:
▪risk assessments performed by internal personnel and third-party advisors designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise information technology environments
▪information security teams principally responsible for developing and implementing (1) cybersecurity risk assessment processes, (2) information security controls, and (3) response plans to cybersecurity incidents
▪the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our information security controls
▪cybersecurity awareness training and policies designed to address social engineering attacks targeting employees and contractors
▪cybersecurity incident response plans that include procedures for responding to certain cybersecurity incidents
▪risk management processes for third-party service providers, suppliers, and vendors
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our results of operations, financial condition, cash flows and/or prospects.
CYBERSECURITY GOVERNANCE
Sempra’s, SDG&E’s and SoCalGas’ respective boards of directors consider cybersecurity risk as part of their risk oversight function. The Sempra board of directors has delegated to its SST Committee, which is entirely composed of independent directors under the independence standards established by the NYSE, oversight of cybersecurity and other information and operational technology risks. The SST Committee reports to the Sempra board of directors regarding the Committee’s activities, including those related to cybersecurity. The SST Committee receives briefings on cybersecurity topics from Sempra’s chief information security officer, internal information security staff or external experts in part for continuing education on topics that impact public companies. The SST Committee as well as the SDG&E and SoCalGas boards of directors oversee management’s implementation of our cybersecurity risk management processes and receive regular reports from management on our material cybersecurity risks. In addition, management updates the SST Committee and SDG&E and SoCalGas boards of directors about certain cybersecurity incidents. The SDG&E and SoCalGas boards of directors receive briefings from SDG&E’s and SoCalGas’ chief information officer and internal information security staff. SDG&E’s and SoCalGas’ boards of directors also have formed safety committees that, at times, may oversee the matters described above on behalf of those companies’ respective boards of directors.
2023 Form 10-K | 56

We have formed cybersecurity councils to provide overall corporate oversight for managing material risks from cybersecurity threats. The cybersecurity councils meet regularly to receive updates on cybersecurity developments at Sempra and our consolidated entities from their cybersecurity management teams.
Our cybersecurity management teams supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by information security tools deployed in the information technology environment. Cybersecurity management also supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Sempra’s director of cybersecurity governance & chief information security officer provides additional oversight and support for the operational cybersecurity activities at our consolidated entities.
We have also formed materiality assessment teams, which include chief information security officers, chief information officers, chief risk officers, chief accounting officers or chief financial officers, and general counsels, to help assess the materiality of certain cybersecurity incidents.
The cybersecurity councils, cybersecurity management teams and materiality assessment teams include members with decades of operational experience as cybersecurity professionals as well as management with decades of service in the areas of information and operational technology and legal, compliance, financial reporting and enterprise risk management. Some of these members hold degrees and certifications that we believe enhance our ability to manage and respond to cybersecurity risks, including, among others, bachelor’s and/or master’s degrees in cybersecurity and computer science as well as certified information systems security professional, certified incident handler, and certified information security manager certifications.

ITEM 2. PROPERTIES
We own or lease land, warehouses, offices, operating and maintenance centers, shops and service facilities necessary to conduct our businesses. Each of our Registrants currently has adequate space and, if we need more space, we believe it is readily available. We discuss properties related to our electric, natural gas and energy infrastructure operations in “Part I – Item 1. Business” and Note 1 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) or environmental proceedings described in Item 103(c)(3) of SEC Regulation S-K except for the matters described in Note 16 of the Notes to Consolidated Financial Statements, “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A.”

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
2023 Form 10-K | 57

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Sempra Common Stock
Our common stock is traded on the NYSE under the trading symbol SRE and the Mexican Stock Exchange under the trading symbol SRE.MX. At February 20, 2024, there were approximately 20,353 record holders of our common stock. Information concerning dividend declarations for Sempra is included in “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sources and Uses of Cash – Dividends.”
We file annual, quarterly and current reports, proxy statements and other information with the SEC. These reports are also publicly filed with the CNBV and Mexican Stock Exchange. We have filed these reports with these regulators in a complete and timely manner during the last three years (or, with respect to the regulators in Mexico, for the shorter period in which our common stock has been registered in Mexico).
The financial information included in our annual and quarterly reports generally covers the most recently completed fiscal year or quarter, as applicable, as well as the most recently completed year-to-date period in our quarterly reports, in each case compared to the same period from the prior year, and the compensation information included in our proxy statements generally covers the most recently completed fiscal year.
Our address and telephone number for the offices of our attorney-in-fact in Mexico are as follows:
White & Case, S.C.
Torre del Bosque - PH
Blvd. Manuel Ávila Camacho #24
Col. Lomas de Chapultepec
11000 Ciudad de México
+52 55 5540 9691
Exchange Controls and Other Limitations Affecting the Holders of Securities. U.S. federal laws do not currently impose any currency exchange controls that could affect the ability of holders of Sempra’s shares of common stock to transfer funds from the U.S. to Mexico in connection with a potential sale or other divestiture of Sempra’s shares of common stock.
SoCalGas and SDG&E Common Stock
Information concerning dividend declarations for SoCalGas and SDG&E is included in “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sources and Uses of Cash – Dividends.”
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
On July 6, 2020, our board of directors authorized the repurchase of shares of our common stock at any time and from time to time in an aggregate amount not to exceed the lesser of $2 billion or amounts spent to purchase no more than 25,000,000 shares. This repurchase authorization was publicly announced on August 5, 2020 and has no expiration date. The board of directors did not adjust the 25,000,000 aggregate number of shares that could be repurchased or the number of shares remaining authorized to be repurchased under this repurchase authorization in connection with the two-for-one split of Sempra’s common stock in the form of a 100% stock dividend effected in August 2023 that we discuss in Note 14 of the Notes to Consolidated Financial Statements. As of February 27, 2024, a maximum of $1.25 billion and no more than 19,632,529 shares may yet be purchased under this repurchase authorization.

2023 Form 10-K | 58

ITEM 6. (RESERVED)
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This combined MD&A includes the operational and financial results of the following three Registrants:
▪Sempra is a California-based holding company with energy infrastructure investments in North America. Our businesses invest in, develop and operate energy infrastructure, and provide electric and gas services to customers.
▪SDG&E is a regulated public utility that provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.
▪SoCalGas is a regulated public natural gas distribution utility, serving customers throughout most of Southern California and part of central California.
In the fourth quarter of 2023, Sempra realigned its reportable segments to reflect changes in how the CODM oversees our three platforms: Sempra California, Sempra Texas Utilities and Sempra Infrastructure. Our former SDG&E and SoCalGas reportable segments were combined into one operating and reportable segment, Sempra California, which is consistent with how the CODM assesses performance due to the similarities of their operations, including geographic location and regulatory framework in California.
Sempra’s historical segment disclosures have been restated to conform with the current presentation, so that all discussions reflect the revised segment information of its three reportable segments:
▪Sempra California
▪Sempra Texas Utilities
▪Sempra Infrastructure
SDG&E and SoCalGas each has one reportable segment.
Our 2023 operational and financial results reflect our mission to be North America’s premier energy infrastructure company. Key events in 2023 include:
▪Sempra celebrated its 25th anniversary
▪Our company changed its legal name from Sempra Energy to Sempra
▪We completed the offering of 17,142,858 shares of Sempra’s common stock at a public offering price of $70.00 per share, pursuant to forward sale agreements
▪The CCM was triggered and approved for SDG&E and SoCalGas, which increases each company’s respective ROE by 70 bps effective January 1, 2024
▪The CPUC authorized an increase to the Aliso Canyon natural gas storage facility’s capacity from 41.16 Bcf to 68.6 Bcf
▪Oncor received a final order from the PUCT on its comprehensive base rate review
2023 Form 10-K | 59

▪Sempra Infrastructure reached a final investment decision and started construction on the PA LNG Phase 1 project and Port Arthur Pipeline Louisiana Connector and Louisiana Storage projects
▪SI Partners completed the sales of a 30% and 42% NCI in the PA LNG Phase 1 project to ConocoPhillips and KKR Denali, respectively
▪We invested $8.8 billion in capital expenditures and investments
On August 2, 2023, Sempra’s board of directors declared a two-for-one split of Sempra’s common stock in the form of a 100% stock dividend for shareholders of record at the close of business on August 14, 2023. Sempra’s common stock began trading on a post-split basis effective August 22, 2023. Except as expressly noted, all share and per share information related to issued and outstanding common stock has been retroactively adjusted to reflect the stock split and is presented on a post-split basis herein.
RESULTS OF OPERATIONS BY REGISTRANT
Throughout the MD&A, our references to earnings represent earnings attributable to common shares. Variance amounts presented are the after-tax earnings impact (based on applicable statutory tax rates), unless otherwise noted, and before foreign currency and inflation effects and NCI, where applicable.
We discuss herein Sempra’s results of operations and significant changes in earnings (losses), revenues and costs by segment, as well as Parent and other, for the year ended December 31, 2023 compared to the year ended December 31, 2022 and the year ended December 31, 2022 compared to the year ended December 31, 2021. We also discuss herein the impact of foreign currency and inflation rates on Sempra’s results of operations.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra:
Sempra California	$1,747	$1,514	$392
Sempra Texas Utilities	694	736	616
Sempra Infrastructure	877	310	682
Parent and other(1)	(288)	(466)	(436)
Earnings attributable to common shares	$3,030	$2,094	$1,254
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.

2023 Form 10-K | 60

Sempra California
Sempra California’s earnings are comprised of SDG&E and SoCalGas. Because changes in SDG&E’s and SoCalGas’ cost of natural gas and/or electricity are recovered in rates, changes in these costs are offset in the changes in revenues and therefore do not impact earnings, other than potential impacts related to the GCIM for SoCalGas that we describe below. In addition to the changes in cost or market prices, natural gas or electric revenues recorded during a period are impacted by the difference between customer billings and recorded or CPUC-authorized amounts. These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 4 of the Notes to Consolidated Financial Statements.
In 2023 compared to 2022, the increase in earnings of $233 million (15%) was primarily due to:
•$199 million charge in 2022 relating to litigation and regulatory matters pertaining to the Leak
•$39 million higher net regulatory interest income
•$37 million higher income tax benefits primarily from flow-through items, which includes $25 million related to income tax benefits in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures
•$30 million higher CPUC base operating margin, net of operating expenses and $46 million from lower authorized cost of capital
▪$21 million higher electric transmission margin
▪$13 million higher regulatory awards approved by the CPUC
▪$10 million in penalties in 2022 related to energy efficiency and advocacy OSCs
Offset by:
▪$90 million higher net interest expense
▪$16 million lower income tax benefit from the resolution of prior year income tax items
In 2022 compared to 2021, the increase in earnings of $1.1 billion was primarily due to:
▪$949 million decrease in charges relating to litigation and regulatory matters pertaining to the Leak comprised of a $199 million charge in 2022 compared to $1,148 million in 2021
▪$161 million higher CPUC base operating margin, net of operating expenses
▪$21 million lower net income tax expense primarily from flow-through items, net of lower associated regulatory revenues
▪$20 million higher income tax benefit from the resolution of prior year income tax items
▪$15 million higher net regulatory interest income
▪$14 million higher AFUDC equity
Offset by:
▪$52 million higher net interest expense
▪$10 million in penalties in 2022 related to energy efficiency and advocacy OSCs
Sempra Texas Utilities
In 2023 compared to 2022, the decrease in earnings of $42 million (6%) was primarily due to lower equity earnings from Oncor Holdings driven by:
▪higher interest expense and depreciation expense attributable to invested capital
▪higher O&M
▪write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review
Offset by:
▪higher revenues attributable to:
◦rate updates to reflect increases in invested capital
◦increases in transmission billing units
◦new base rates implemented in May 2023
◦customer growth
Offset by:
◦lower customer consumption primarily attributable to weather
2023 Form 10-K | 61

In 2022 compared to 2021, the increase in earnings of $120 million (19%) was primarily due to higher equity earnings from Oncor Holdings driven by:
▪higher revenues attributable to:
◦rate updates to reflect increases in invested capital
◦higher customer consumption attributable primarily to weather
◦customer growth
Offset by:
▪higher depreciation expense and interest expense attributable to invested capital
▪higher O&M
Sempra Infrastructure
In 2023 compared to 2022, the increase in earnings of $567 million was primarily due to:
▪$1.1 billion from asset and supply optimization driven by unrealized gains in 2023 compared to unrealized losses in 2022 on commodity derivatives due to changes in natural gas prices
▪$112 million lower income tax expense in 2023 attributable to NCI’s share of higher U.S. partnerships’ pretax income
▪$99 million from the transportation business driven by higher equity earnings and revenues, including the cumulative impact of new tariffs going into effect in June 2023 for certain pipelines in Mexico
Offset by:
▪$397 million decrease from $543 million earnings attributable to NCI in 2023 compared to $146 million earnings attributable to NCI in 2022 primarily due to an increase in SI Partners net income and from the sale of a 10% NCI in SI Partners to ADIA in June 2022
▪$127 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of a $346 million unfavorable impact in 2023 compared to a $219 million unfavorable impact in 2022
▪$61 million lower net income tax benefit primarily from the remeasurement of certain deferred income taxes and outside basis differences in a JV investment
▪$58 million lower equity earnings from Cameron LNG JV driven by lower revenues from excess LNG and higher interest expense
▪$37 million higher O&M from a provision for expected credit losses on a customer’s past due receivable balance
▪$21 million from the LNG business driven by higher development costs and certain non-capitalized expenses from projects under construction
▪$19 million higher net interest expense due to $27 million net unrealized losses in 2023 compared to $27 million net unrealized gains in 2022 on a contingent interest rate swap related to the PA LNG Phase 1 project and higher interest rates and borrowings on committed lines of credit, offset by higher capitalization of interest expense on projects under construction
In 2022 compared to 2021, the decrease in earnings of $372 million was primarily due to:
▪$431 million from asset and supply optimization driven by $283 million losses in 2022 compared to $148 million earnings in 2021 driven by higher unrealized losses on commodity derivatives due to changes in natural gas prices, offset by higher diversion fees
▪$169 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, net of foreign currency derivative effects, comprised of a $216 million unfavorable impact in 2022 compared to a $47 million unfavorable impact in 2021
Offset by:
▪$79 million higher equity earnings from Cameron LNG JV primarily from higher revenues from excess LNG production and maintenance revenues
▪$50 million higher net income tax benefit primarily from the remeasurement of certain deferred income taxes and outside basis differences in JV investments
▪$50 million lower net interest expense, including $37 million in charges associated with hedge termination costs and a write-off of unamortized debt issuance costs from the early redemptions of debt in October 2021 and $27 million net unrealized gains in 2022 on a contingent interest rate swap related to the proposed PA LNG Phase 1 project
▪$42 million from the transportation business in Mexico driven by higher rates and higher equity earnings at IMG excluding unfavorable impact from foreign currency and inflation
2023 Form 10-K | 62

Parent and Other
In 2023 compared to 2022, the decrease in losses of $178 million (38%) was primarily due to:
▪$120 million deferred income tax expense in 2022 associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries
▪$63 million from $13 million net investment gains in 2023 compared to $50 million net investment losses in 2022 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan
▪$40 million equity earnings in 2023 from our investment in RBS Sempra Commodities based on a legal settlement, which we discuss in Note 16 of the Notes to Consolidated Financial Statements
▪$23 million income tax benefit in 2023 from the remeasurement of certain deferred income taxes
Offset by:
▪$68 million higher net interest expense
▪$41 million lower income tax benefit from changes to a valuation allowance against certain tax credit carryforwards
In 2022 compared to 2021, the increase in losses of $30 million (7%) was primarily due to:
▪$120 million deferred income tax expense associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries
▪$79 million from $50 million net investment losses in 2022 compared to $29 million net investment gains in 2021 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan
▪$50 million equity earnings in 2021 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs
▪$26 million gain on the sale of PXiSE in December 2021
Offset by:
▪$92 million in charges associated with make-whole premiums and a write-off of unamortized discount and debt issuance costs from the early redemptions of debt in December 2021
▪$72 million net income tax expense related to the utilization of a deferred income tax asset upon completing the sale of a 20% NCI in SI Partners to KKR Pinnacle in October 2021
▪$58 million decrease from $49 million income tax benefit in 2022 compared to $9 million income tax expense in 2021 from changes to a valuation allowance against certain tax credit carryforwards
▪$19 million lower preferred dividends due to the mandatory conversion of all series B preferred stock in July 2021
SIGNIFICANT CHANGES IN REVENUES AND COSTS
The regulatory framework permits SoCalGas and SDG&E to recover certain program expenditures and other costs authorized by the CPUC (referred to as “refundable programs”).
Utilities: Natural Gas Revenues and Cost of Natural Gas
Our utilities revenues include natural gas revenues at Sempra California and Sempra Infrastructure, which includes Ecogas. Intercompany revenues are eliminated in Sempra’s Consolidated Statements of Operations.
SoCalGas and SDG&E operate under a regulatory framework that permits the cost of natural gas purchased for customers (residential and small commercial and industrial customers, also referred to as core customers for SoCalGas) to be passed through to customers in rates substantially as incurred and without markup. The GCIM provides for SoCalGas to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between SoCalGas and its core customers. We provide further discussion in Note 3 of the Notes to Consolidated Financial Statements.
2023 Form 10-K | 63

UTILITIES: NATURAL GAS REVENUES AND COST OF NATURAL GAS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra:
Natural gas revenues:
Sempra California	$9,425	$7,792	$6,266
Sempra Infrastructure	87	89	81
Eliminations and adjustments	(17)	(13)	(14)
Total	$9,495	$7,868	$6,333
Cost of natural gas(1):
Sempra California	$3,747	$2,562	$1,578
Sempra Infrastructure	8	37	24
Eliminations and adjustments	(36)	4	(5)
Total	$3,719	$2,603	$1,597
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Consolidated Statements of Operations.

In 2023 compared to 2022, Sempra’s natural gas revenue increased by $1.6 billion (21%) to $9.5 billion driven by Sempra California, which included:
▪$1.2 billion increase in cost of natural gas sold, which we discuss below
▪$414 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$110 million higher CPUC-authorized revenues
▪$47 million higher revenues from incremental and balanced capital projects
▪$40 million higher non-service components of net periodic benefit cost, which fully offsets in other income, net
▪$23 million higher franchise fee revenues
▪$18 million higher regulatory awards approved by the CPUC
Offset by:
▪$171 million lower regulatory revenues in 2023 from the election to change the tax accounting method under Revenue Procedure 2023-15, which are offset in income tax expense
▪$26 million lower regulatory revenues in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, which are offset in income tax expense
In 2023 compared to 2022, Sempra’s cost of natural gas increased by $1.1 billion (43%) to $3.7 billion primarily due to a $1.2 billion increase at Sempra California, which included:
▪$1.1 billion higher average natural gas prices
▪$123 million higher volumes driven by weather
In 2022 compared to 2021, Sempra’s natural gas revenues increased by $1.5 billion (24%) to $7.9 billion driven by Sempra California, which included:
▪$984 million increase in cost of natural gas sold, which we discuss below
▪$237 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$156 million higher CPUC-authorized revenues
▪$100 million higher revenues from incremental and balanced capital projects
▪$35 million higher revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account
In 2022 compared to 2021, Sempra’s cost of natural gas increased by $1.0 billion to $2.6 billion primarily due to a $984 million increase at Sempra California due to higher average natural gas prices.
2023 Form 10-K | 64

Utilities: Electric Revenues and Cost of Electric Fuel and Purchased Power
Our utilities revenues include electric revenues at Sempra California, substantially all of which is at SDG&E. Intercompany revenues are eliminated in Sempra’s Consolidated Statements of Operations.
SDG&E operates under a regulatory framework that permits it to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to customers. The differences in cost between estimates and actual are recovered or refunded in subsequent periods through rates.
Utility cost of electric fuel and purchased power includes utility-owned generation, power purchased from third parties, and net power purchases and sales to/from the California ISO.

UTILITIES: ELECTRIC REVENUES AND COST OF ELECTRIC FUEL AND PURCHASED POWER
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra:
Electric revenues:
Sempra California	$4,336	$4,785	$4,660
Eliminations and adjustments	(2)	(2)	(2)
Total	$4,334	$4,783	$4,658
Cost of electric fuel and purchased power(1):
Sempra California	$445	$994	$1,069
Eliminations and adjustments	(70)	(57)	(59)
Total	$375	$937	$1,010
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Consolidated Statements of Operations.

In 2023 compared to 2022, Sempra’s electric revenues decreased by $449 million (9%) to $4.3 billion driven by Sempra California, which included:
▪$549 million lower cost of electric fuel and purchased power, which we discuss below
▪$197 million in 2023 from the recognition of investment tax credits from standalone energy storage projects, which are offset in income tax expense
Offset by:
▪$97 million higher revenues from incremental and balanced capital projects
▪$92 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$50 million higher revenues from transmission operations
▪$45 million higher CPUC-authorized revenues
In 2023 compared to 2022, Sempra’s cost of electric fuel and purchased power decreased by $562 million to $375 million primarily due to a $549 million decrease at Sempra California, which included:
▪$396 million lower purchased power from the California ISO due to lower customer demand from departing load now served by CCAs and lower market prices
▪$170 million lower purchased power due to higher excess capacity sales to third parties
▪$157 million lower utility-owned generation costs
▪$65 million higher realized gains on derivative contracts for fixed-price natural gas, which are entered into to hedge the cost of electric fuel, and GHG allowances
Offset by:
▪$259 million lower sales to the California ISO due to lower market prices
2023 Form 10-K | 65

In 2022 compared to 2021, Sempra’s electric revenues increased by $125 million (3%) to $4.8 billion driven by Sempra California, which included:
▪$70 million higher CPUC-authorized revenues
▪$68 million higher revenues associated with the wildfire mitigation plan at Sempra California
▪$35 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$18 million higher revenues from transmission operations
▪$14 million higher revenues associated with lower income tax benefits from flow-through items
Offset by:
▪$75 million lower cost of electric fuel and purchased power, which we discuss below
In 2022 compared to 2021, Sempra’s cost of electric fuel and purchased power decreased by $73 million (7%) to $937 million primarily due to a $75 million decrease at Sempra California, which included:
▪$451 million higher sales to the California ISO due to higher market prices
Offset by:
▪$191 million higher purchased power from the California ISO due to higher market prices, net of lower customer demand from departing load now served by CCAs
▪$185 million higher utility-owned generation costs
Energy-Related Businesses: Revenues and Cost of Sales

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra:
Revenues:
Sempra Infrastructure	$2,984	$1,830	$1,916
Parent and other(1)	(93)	(42)	(50)
Total	$2,891	$1,788	$1,866
Cost of sales(2):
Sempra Infrastructure	$548	$942	$608
Parent and other(1)	—	—	3
Total	$548	$942	$611
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Consolidated Statements of Operations.

In 2023 compared to 2022, Sempra’s revenues from energy-related businesses increased by $1.1 billion to $2.9 billion primarily due to:
▪$1.2 billion increase in revenues from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$1.3 billion primarily driven by $710 million unrealized gains in 2023 compared to $660 million unrealized losses in 2022 on commodity derivatives offset by $223 million primarily from lower natural gas prices
Offset by:
◦$71 million lower LNG sales
◦$33 million primarily from lower LNG diversion fees
Offset by:
▪$102 million decrease in revenues from TdM mainly due to lower power prices
In 2023 compared to 2022, the cost of sales for Sempra’s energy-related businesses decreased by $394 million (42%) to $548 million primarily due to lower natural gas and LNG purchases related to asset and supply optimization.
2023 Form 10-K | 66

In 2022 compared to 2021, Sempra’s revenues from energy-related businesses decreased by $78 million (4%) to $1.8 billion primarily due to:
▪$344 million decrease in revenues from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$498 million primarily driven by $639 million from higher unrealized losses on commodity derivatives offset by $148 million from higher natural gas prices and volumes
Offset by:
◦$83 million higher diversion fees due to higher natural gas prices
◦$71 million higher LNG sales
Offset by:
▪$143 million increase in revenues from TdM mainly due to higher power prices offset by lower volumes from scheduled major maintenance completed in March 2022, which resulted in increased plant reliability
▪$53 million higher transportation revenues driven by higher rates
▪$46 million higher revenues from the renewables business due to Border Solar and the second phase of ESJ being placed in service in March 2021 and January 2022, respectively, the acquisition of ESJ in March 2021 and higher transmission rates
▪$5 million higher revenues from the Veracruz and Mexico City terminals placed in service in March and July of 2021, respectively, offset by an $18 million selling profit on a sales-type lease relating to the commencement of a rail facility lease at the Veracruz terminal in the third quarter of 2021 and a remeasurement of an operating lease
In 2022 compared to 2021, the cost of sales for Sempra’s energy-related businesses increased by $331 million to $942 million primarily due to:
▪$257 million driven by higher natural gas and LNG purchases related to asset and supply optimization
▪$65 million at TdM driven by higher natural gas prices offset by lower volumes from scheduled major maintenance completed in March 2022
Operation and Maintenance

OPERATION AND MAINTENANCE
(Dollars in millions)
	Year ended December 31,
	2023	2022	2021
Sempra:
Sempra California	$4,591	$4,012	$3,707
Sempra Texas Utilities	5	6	6
Sempra Infrastructure	793	656	550
Parent and other(1)	70	72	78
Total	$5,459	$4,746	$4,341
(1)    Includes eliminations of intercompany activity.

In 2023 compared to 2022, Sempra’s O&M increased by $713 million (15%) to $5.5 billion primarily due to:
▪$579 million increase at Sempra California due to:
◦$506 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue
◦$73 million higher non-refundable operating costs
▪$137 million increase at Sempra Infrastructure due to:
◦$52 million from a provision for expected credit losses on a customer’s past due receivable balance
◦$38 million higher development costs and certain non-capitalized expenses from projects under construction
◦$21 million higher purchased services
◦$12 million higher operating cost due to remeasurement of operating leases at the refined products terminals in 2022
2023 Form 10-K | 67

In 2022 compared to 2021, Sempra’s O&M increased by $405 million (9%) to $4.7 billion primarily due to:
▪$305 million increase at Sempra California due to:
◦$272 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue
◦$33 million higher non-refundable operating costs
▪$106 million increase at Sempra Infrastructure due to:
◦$28 million at the transportation business due to maintenance on pipelines and new compressor stations and higher administrative costs
◦$28 million higher development costs and purchased services
◦$20 million from the renewables business primarily due to construction repairs and maintenance at Ventika
◦$19 million due to the start of commercial operations of the Veracruz and Mexico City terminals in March and July of 2021, respectively
◦$10 million higher operating costs at TdM from higher purchased materials and services due to scheduled major maintenance completed in March 2022
Offset by:
◦$16 million lower operating cost due to remeasurement of operating leases at the refined products terminals
Aliso Canyon Litigation and Regulatory Matters
In 2022 and 2021, Sempra California recorded charges of $259 million and $1,593 million, respectively, relating to litigation and regulatory matters pertaining to the Leak. We describe these charges in Note 16 of the Notes to Consolidated Financial Statements.
Gain on Sale of Assets
In 2021, Parent and other recognized a $36 million gain on the sale of PXiSE.
Other Income, Net
In 2023 compared to 2022, Sempra’s other income, net, increased by $107 million to $131 million primarily due to:
▪$70 million increase from $28 million net investment gains in 2023 compared to $42 million net investment losses in 2022 primarily on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan at Parent and other
▪$53 million higher net interest income on regulatory balancing accounts at Sempra California primarily due to higher commercial paper rates
▪$19 million increase from $6 million gains in 2023 compared to $13 million losses in 2022 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions primarily at Sempra Infrastructure, including:
◦$15 million higher from $2 million gains in 2023 compared to $13 million losses in 2022 on other foreign currency transactional effects
◦$11 million foreign currency losses in 2022 on a Mexican peso-denominated loan to IMG, which is fully offset in equity earnings
Offset by:
◦$6 million lower gains on cross-currency swaps as a result of fluctuation of the Mexican peso
▪$10 million in penalties in 2022 related to energy efficiency and advocacy OSCs at Sempra California
Offset by:
▪$47 million higher non-service components of net periodic benefit cost, including $46 million at Sempra California
2023 Form 10-K | 68

In 2022 compared to 2021, Sempra’s other income, net, decreased by $34 million to $24 million primarily due to:
▪$92 million decrease due to $42 million net investment losses in 2022 compared to $50 million net investment gains in 2021 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan at Parent and other
▪$10 million in penalties at Sempra California in 2022 related to energy efficiency and advocacy OSCs
Offset by:
▪$33 million lower losses from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions primarily at Sempra Infrastructure, including:
◦$40 million lower from $12 million gains in 2022 compared to $28 million losses in 2021 on foreign currency derivatives and cross-currency swaps as a result of fluctuation of the Mexican peso
◦$12 million lower foreign currency losses on a Mexican peso-denominated loan to IMG, which is offset in equity earnings
Offset by:
◦$18 million higher from $13 million losses in 2022 compared to $5 million gains in 2021 on other foreign currency transactional effects
▪$20 million higher net interest income on regulatory balancing accounts at Sempra California
▪$10 million higher AFUDC equity, including $14 million at Sempra California
▪$8 million lower non-service components of net periodic benefit cost
We provide further details of the components of other income, net, in Note 1 of the Notes to Consolidated Financial Statements.
Interest Expense
In 2023 compared to 2022, Sempra’s interest expense increased by $255 million (24%) to $1.3 billion primarily due to:
▪$135 million at Sempra California primarily from higher debt balances from debt issuances and higher interest rates
▪$94 million at Parent and other from higher interest rates and borrowings on commercial paper and higher debt balances from debt issuances
▪$25 million at Sempra Infrastructure primarily due to:
◦$80 million higher from $33 million net unrealized losses and $14 million settlement in 2023 compared to $33 million net unrealized gains in 2022 on a contingent interest rate swap related to the PA LNG Phase 1 project that we discuss in Note 11 of the Notes to Consolidated Financial Statements
◦$44 million primarily from higher interest rates and borrowings on committed lines of credit
Offset by:
◦$99 million lower interest expense due to higher capitalization of interest expense on projects under construction
In 2022 compared to 2021, Sempra’s interest expense decreased by $144 million (12%) to $1.1 billion primarily due to:
▪$121 million at Parent and other primarily due to $126 million in charges associated with make-whole premiums and a write-off of unamortized discount and debt issuance costs from the early redemptions of debt in December 2021, offset by higher debt balances from debt issuances
▪$101 million at Sempra Infrastructure primarily due to:
◦$54 million in charges associated with hedge termination costs and a write-off of unamortized debt issuance costs from the early redemptions of debt in October 2021
◦$33 million net unrealized gains in 2022 on a contingent interest rate swap related to the proposed PA LNG Phase 1 project
Offset by:
▪$78 million at Sempra California primarily from higher debt balances from debt issuances
2023 Form 10-K | 69

Income Taxes

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra:
Income tax expense	$490	$556	$99

Income before income taxes and equity earnings	$2,627	$1,343	$219
Equity earnings, before income tax(1)	633	666	614
Pretax income	$3,260	$2,009	$833

Effective income tax rate	15%	28%	12%
(1)    We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements.

We report as part of our pretax results the income or loss attributable to NCI. However, we do not record income taxes for a portion of this income or loss, as some of our entities with NCI are currently treated as partnerships for U.S. income tax purposes, and thus we are only liable for income taxes on the portion of the earnings that are allocated to us. Our pretax income, however, includes 100% of these entities. If our entities with NCI grow, and if we continue to invest in such entities, the impact on our ETR may become more significant.
Under the IRA, in 2023, the scope of projects eligible for investment tax credits was expanded to include standalone energy storage projects. The IRA also provided an election that permits investment tax credits related to standalone energy storage projects to be returned to utility customers over a period that is shorter than the life of the applicable asset. Under this election, Sempra recorded an income tax benefit of $142 million for these investment tax credits, offset by a regulatory liability, which reduced Sempra’s ETR in 2023.
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. Sempra intends to elect this change in tax accounting method in its 2023 income tax return filing and has recorded an estimated income tax benefit of $131 million in 2023. Additionally, Sempra updated its assessment of prior years’ unrecognized income tax benefits and recorded an income tax benefit of $43 million in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures. Sempra recorded associated regulatory liabilities for the portion of these benefits that will be flowed through to customers in the future.
In 2023 compared to 2022, Sempra’s income tax expense decreased by $66 million (12%) primarily due to:
▪$142 million income tax benefit in 2023 from the recognition of investment tax credits from standalone energy storage projects
▪$120 million deferred income tax expense in 2022 associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries
▪higher income tax benefits from flow-through items, including a $131 million benefit for the election to change the tax accounting method under Revenue Procedure 2023-15
▪$112 million lower income tax expense in 2023 attributable to NCI’s share of higher U.S. partnerships’ pretax income
▪$43 million income tax benefit in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures
Offset by:
▪higher pretax income
▪$114 million from $283 million income tax expense in 2023 compared to $169 million income tax expense in 2022 from foreign currency and inflation effects on our monetary positions in Mexico
▪$60 million income tax benefit in 2022 associated with charges relating to litigation and regulatory matters pertaining to the Leak
▪$41 million lower income tax benefit from changes to a valuation allowance against certain tax credit carryforwards
2023 Form 10-K | 70

In 2022 compared to 2021, Sempra’s income tax expense increased by $457 million in 2022 compared to 2021 primarily due to:
▪$385 million from a $60 million income tax benefit in 2022 compared to $445 million income tax benefit in 2021 associated with charges relating to litigation and regulatory matters pertaining to the Leak
▪$165 million from $169 million income tax expense in 2022 compared to $4 million income tax expense in 2021 from foreign currency and inflation effects on our monetary positions in Mexico and associated derivatives
▪$120 million deferred income tax expense associated with the change in our indefinite reinvestment assertion related to our foreign subsidiaries
▪lower income tax benefits from flow-through items
Offset by:
▪$72 million net income tax expense related to the utilization of a deferred income tax asset upon completing the sale of a 20% NCI in SI Partners to KKR in October 2021
▪$58 million from a $49 million income tax benefit in 2022 compared to $9 million income tax expense in 2021 from changes to a valuation allowance against certain tax credit carryforwards
▪$28 million higher net income tax benefit in 2022 from the remeasurement of certain deferred income taxes
▪$22 million higher income tax benefit in 2022 from the resolution of prior year income tax items
We discuss the impact of foreign currency exchange rates and inflation on income taxes below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.” See Notes 1 and 8 of the Notes to Consolidated Financial Statements for further details about our accounting for income taxes and items subject to flow-through treatment.
Equity Earnings
In 2023 compared to 2022, Sempra’s equity earnings decreased by $17 million (1%) remaining at $1.5 billion primarily due to:
▪$73 million at Cameron LNG JV due to lower revenues from excess LNG and higher interest expense
▪$41 million at Oncor Holdings driven by:
◦higher interest expense and depreciation expense attributable to invested capital
◦higher O&M
◦write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review
Offset by:
◦higher revenues attributable to:
•rate updates to reflect increases in invested capital
•increases in transmission billing units
•new base rates implemented in May 2023
•customer growth
Offset by:
•lower customer consumption primarily attributable to weather
▪$28 million at IMG due to higher interest expense and foreign currency effects, including $11 million foreign currency gains in 2022 on IMG’s Mexican peso-denominated loans from its JV owners, which is fully offset in other income, net
Offset by:
▪$85 million at TAG Norte due to higher revenues, including the cumulative impact of new tariffs going into effect in June 2023, offset by higher income tax expense
▪$40 million related to our investment in RBS Sempra Commodities based on a legal settlement
2023 Form 10-K | 71

In 2022 compared to 2021, Sempra’s equity earnings increased by $155 million (12%) to $1.5 billion primarily due to:
▪$118 million at Oncor Holdings due to:
◦higher revenues from rate updates to reflect increases in invested capital
◦higher customer consumption attributable primarily to weather and customer growth
Offset by:
◦higher depreciation expense and interest expense attributable to invested capital
◦higher O&M
▪$100 million at Cameron LNG JV primarily due to excess LNG production and maintenance revenues
Offset by:
▪$50 million in 2021 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs
▪$15 million at IMG due to higher income tax expense and foreign currency effects, including $12 million lower foreign currency gains on IMG’s Mexican peso-denominated loans from its JV owners, which is fully offset in other income, net, offset by lower interest expense
Earnings Attributable to Noncontrolling Interests
In 2023 compared to 2022, Sempra’s earnings attributable to NCI increased by $397 million to $543 million primarily due to:
▪$310 million increase due to an increase in SI Partners’ net income
▪$87 million increase as a result of a decrease in our ownership interest in SI Partners and SI Partners subsidiaries
In 2022 compared to 2021, Sempra’s earnings attributable to NCI increased by $1 million (1%) to $146 million primarily due to:
▪$120 million increase as a result of a decrease in our ownership interest in SI Partners offset by an increase in our ownership interest in IEnova
Offset by:
▪$121 million decrease due to a decrease in SI Partners subsidiaries net income
Preferred Dividends
In 2022 compared to 2021, preferred dividends decreased by $19 million to $44 million due to the conversion of all series B preferred stock in July 2021.

IMPACT OF FOREIGN CURRENCY AND INFLATION RATES ON RESULTS OF OPERATIONS
Because our natural gas distribution utility in Mexico, Ecogas, uses its local currency as its functional currency, its revenues and expenses are translated into U.S. dollars at average exchange rates for the period for consolidation in Sempra’s results of operations.
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. The change in our earnings as a result of foreign currency translation rates was higher by $3 million in 2023 compared to 2022 and negligible in 2022 compared to 2021.
Transactional Impacts
Although the financial statements of most of our Mexican subsidiaries and JVs have the U.S. dollar as the functional currency, some transactions may be denominated in the local currency; such transactions are remeasured into U.S. dollars. This remeasurement creates transactional gains and losses that are included in other income, net, for our consolidated entities and in equity earnings for our JVs.
We may utilize cross-currency swaps that exchange our Mexican peso-denominated principal and interest payments into the U.S. dollar and swap Mexican fixed interest rates for U.S. fixed interest rates. The impacts of these cross-currency swaps are offset in OCI and are reclassified from AOCI into earnings through other income, net, and interest expense as settlements occur.
2023 Form 10-K | 72

Certain of our Mexican pipelines (namely Los Ramones I and San Fernando at IEnova Pipelines and Los Ramones Norte at TAG Pipelines) generate revenue based on tariffs that are set by government agencies in Mexico, with contracts denominated in Mexican pesos that are indexed to the U.S. dollar, adjusted annually for inflation and fluctuation in the exchange rate. The resultant gains and losses from remeasuring the local currency amounts into U.S. dollars and the offsetting settlement of foreign currency forwards and swaps related to these contracts are included in revenues: energy-related businesses or equity earnings.
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts			Transactional gains (losses) included in reported amounts
	Years ended December 31,
	2023	2022	2021	2023	2022	2021
Sempra:
Other income, net	$131	$24	$58	$6	$(13)	$(46)
Income tax expense	(490)	(556)	(99)	(283)	(169)	(4)
Equity earnings	1,481	1,498	1,343	(68)	(36)	2
Net income	3,618	2,285	1,463	(345)	(218)	(48)
Earnings attributable to noncontrolling interests	(543)	(146)	(145)	110	54	4
Earnings attributable to common shares	3,030	2,094	1,254	(235)	(164)	(44)
Foreign Currency Exchange Rate and Inflation Impacts on Income Taxes and Related Hedging Activity
Our Mexican subsidiaries have U.S. dollar-denominated cash balances, receivables, payables and debt (monetary assets and liabilities) that are affected by Mexican currency exchange rate movements for Mexican income tax purposes. They also have significant deferred income tax assets and liabilities denominated in the Mexican peso that must be translated to U.S. dollars for financial reporting purposes. In addition, monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. As a result, fluctuations in both the currency exchange rate for the Mexican peso against the U.S. dollar and Mexican inflation may expose us to fluctuations in income tax expense, other income, net, and equity earnings. We may use foreign currency derivatives as a means to help manage exposure to the currency exchange rate on our monetary assets and liabilities, and this derivative activity impacts other income, net. However, we generally do not hedge our deferred income tax assets and liabilities, which makes us susceptible to volatility in income tax expense caused by exchange rate fluctuations and inflation.

2023 Form 10-K | 73

We discuss herein SDG&E’s results of operations and significant changes in earnings, revenues and costs for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of SDG&E’s results of operations and significant changes in earnings, revenues and costs for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to “Part II – Item 7. MD&A – Results of Operations” in our 2022 annual report on Form 10-K filed with the SEC on February 28, 2023.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In 2023 compared to 2022, the increase in SDG&E’s earnings of $21 million (2%) was primarily due to:
▪$40 million higher CPUC base operating margin, net of operating expenses and $24 million from lower authorized cost of capital
▪$21 million higher electric transmission margin
▪$18 million higher net regulatory interest income
Offset by:
▪$30 million higher net interest expense
▪$15 million lower income tax benefit from the resolution of prior year income tax items
▪$5 million Wildfire Fund accelerated amortization in 2023
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Electric Revenues and Cost of Electric Fuel and Purchased Power
In 2023 compared to 2022, SDG&E’s electric revenues decreased by $446 million (9%) to $4.3 billion primarily due to:
▪$549 million lower cost of electric fuel and purchased power, which we discuss below
▪$197 million in 2023 from the recognition of investment tax credits from standalone energy storage projects, which are offset in income tax benefit (expense)
Offset by:
▪$97 million higher revenues from incremental and balanced capital projects
▪$92 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$50 million higher revenues from transmission operations
▪$45 million higher CPUC-authorized revenues
2023 Form 10-K | 74

In 2023 compared to 2022, SDG&E’s cost of electric fuel and purchased power decreased by $549 million to $445 million primarily due to:
▪$396 million lower purchased power from the California ISO due to lower customer demand from departing load now served by CCAs and lower market prices
▪$170 million lower purchased power due to higher excess capacity sales to third parties
▪$157 million lower utility-owned generation costs
▪$65 million higher realized gains on derivative contracts for fixed-price natural gas, which are entered into to hedge the cost of electric fuel, and GHG allowances
Offset by:
▪$259 million lower sales to the California ISO due to lower market prices
Natural Gas Revenues and Cost of Natural Gas
SDG&E’s average cost of natural gas per thousand cubic feet was $11.05 in 2023 and $8.01 in 2022. The average cost of natural gas sold at SDG&E is impacted by market prices, as well as transportation, tariff and other charges.
In 2023 compared to 2022, SDG&E’s natural gas revenues increased by $205 million (20%) to $1.2 billion primarily due to:
▪$169 million increase in cost of natural gas sold, which we discuss below
▪$32 million higher revenues from incremental and balanced capital projects
▪$29 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$12 million higher CPUC-authorized revenues
Offset by:
▪$44 million lower regulatory revenues in 2023 from the election to change the tax accounting method under Revenue Procedure 2023-15, which are offset in income tax benefit (expense)
In 2023 compared to 2022, SDG&E’s cost of natural gas increased by $169 million (47%) to $532 million primarily due to:
▪$146 million higher average natural gas prices
▪$23 million higher volumes driven by weather
Operation and Maintenance
In 2023 compared to 2022, SDG&E’s O&M increased by $169 million (10%) to $1.8 billion primarily due to:
▪$121 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue
▪$48 million higher non-refundable operating costs, including Wildfire Fund accelerated amortization in 2023
Other Income, Net
In 2023 compared to 2022, SDG&E’s other income, net, increased by $5 million (5%) to $97 million primarily due to:
▪$24 million higher net interest income on regulatory balancing accounts due to higher commercial paper rates
Offset by:
▪$8 million higher non-service components of net periodic benefit cost
Interest Expense
In 2023 compared to 2022, SDG&E’s interest expense increased by $48 million (11%) to $497 million primarily from higher debt balances from debt issuances and higher interest rates.
Income Taxes

INCOME TAX (BENEFIT) EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
SDG&E:
Income tax (benefit) expense	$(26)	$182	$201
Income before income taxes	$910	$1,097	$1,020
Effective income tax rate	(3)%	17%	20%

2023 Form 10-K | 75

SDG&E had an income tax benefit in 2023 compared to income tax expense in 2022 primarily due to lower pretax income and the following tax matters.
Under the IRA, in 2023, the scope of projects eligible for investment tax credits was expanded to include standalone energy storage projects. The IRA also provided an election that permits investment tax credits related to standalone energy storage projects to be returned to utility customers over a period that is shorter than the life of the applicable asset. Under this election, SDG&E recorded an income tax benefit of $142 million for these investment tax credits, offset by a regulatory liability, which reduced SDG&E’s ETR in 2023.
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. SDG&E intends to elect this change in tax accounting method in Sempra’s consolidated 2023 income tax return filing and has recorded an estimated income tax benefit of $34 million in 2023. SDG&E recorded an associated regulatory liability for the portion of these benefits that will be flowed through to customers in the future.

We discuss herein SoCalGas’ results of operations and significant changes in earnings, revenues and costs for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of SoCalGas’ results of operations and significant changes in earnings, revenues and costs for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to “Part II – Item 7. MD&A – Results of Operations” in our 2022 annual report on Form 10-K filed with the SEC on February 28, 2023.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In 2023 compared to 2022, the increase in SoCalGas’ earnings of $212 million (35%) was primarily due to:
▪$199 million charge in 2022 relating to litigation and regulatory matters pertaining to the Leak
▪$36 million higher income tax benefits primarily from flow-through items, which includes $25 million related to income tax benefits in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures
▪$21 million higher net regulatory interest income
▪$13 million higher regulatory awards approved by the CPUC
▪$10 million in penalties in 2022 related to energy efficiency and advocacy OSCs
Offset by:
▪$60 million higher net interest expense
▪$8 million lower CPUC base operating margin, net of operating expenses and $22 million from lower authorized cost of capital
2023 Form 10-K | 76

SIGNIFICANT CHANGES IN REVENUES AND COSTS
Natural Gas Revenues and Cost of Natural Gas
SoCalGas’ average cost of natural gas per thousand cubic feet was $10.47 in 2023 and $7.48 in 2022. The average cost of natural gas sold at SoCalGas is impacted by market prices, as well as transportation and other charges.
In 2023 compared to 2022, SoCalGas’ natural gas revenues increased by $1.4 billion (21%) to $8.3 billion primarily due to:
▪$1.0 billion increase in cost of natural gas sold, which we discuss below
▪$385 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$98 million higher CPUC-authorized revenues
▪$38 million higher non-service components of net periodic benefit cost, which fully offsets in other expense, net
▪$19 million higher franchise fee revenues
▪$18 million higher regulatory awards approved by the CPUC
Offset by:
▪$127 million lower regulatory revenues in 2023 from the election to change the tax accounting method under Revenue Procedure 2023-15, which are offset in income tax benefit (expense)
▪$26 million lower regulatory revenues in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, which are offset in income tax benefit (expense)
In 2023 compared to 2022, SoCalGas’ cost of natural gas increased by $1.0 billion (46%) to $3.3 billion primarily due to:
▪$931 million higher average natural gas prices
▪$100 million higher volumes driven by weather
Operation and Maintenance
In 2023 compared to 2022, SoCalGas’ O&M increased by $419 million (17%) to $2.8 billion primarily due to:
▪$385 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue
▪$34 million higher non-refundable operating costs
Aliso Canyon Litigation and Regulatory Matters
In 2022, SoCalGas recorded charges of $259 million relating to litigation and regulatory matters pertaining to the Leak.
Other Expense, Net
In 2023 compared to 2022, SoCalGas’ other expense, net, decreased by $4 million to $4 million primarily due to:
▪$29 million higher net interest income on regulatory balancing accounts primarily due to higher commercial paper rates
▪$10 million in penalties in 2022 related to energy efficiency and advocacy OSCs
Offset by:
▪$38 million higher non-service components of net periodic benefit cost
Interest Expense
In 2023 compared to 2022, SoCalGas’ interest expense increased by $87 million (44%) to $285 million primarily from higher debt balances from debt issuances and higher interest rates.
Income Taxes

INCOME TAX (BENEFIT) EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
SoCalGas:
Income tax (benefit) expense	$(5)	$138	$(310)
Income (loss) before income taxes	$807	$738	$(736)
Effective income tax rate	(1)%	19%	42%

2023 Form 10-K | 77

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. SoCalGas intends to elect this change in tax accounting method in Sempra’s consolidated 2023 income tax return filing and has recorded an estimated income tax benefit of $97 million in 2023. Additionally, SoCalGas updated its assessment of prior years’ unrecognized income tax benefits and recorded an income tax benefit of $43 million in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures. SoCalGas recorded associated regulatory liabilities for the portion of these benefits that will be flowed through to customers in the future.
SoCalGas’ had an income tax benefit in 2023 compared to income tax expense in 2022 primarily due to:
▪higher income tax benefits from flow-through items, including $97 million income tax benefit for the election to change the tax accounting method under Revenue Procedure 2023-15
▪$43 million income tax benefit in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures
▪lower pretax income in 2023 compared to 2022 (before charges in 2022 relating to litigation and regulatory matters pertaining to the Leak)
Offset by:
▪$60 million income tax benefit in 2022 associated with charges relating to litigation and regulatory matters pertaining to the Leak

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under or supported by our credit facilities, other incurrences of debt which may include issuing debt securities and obtaining term loans, and other financing transactions which may include issuing equity securities, distributions from our equity method investments, project financing and funding from NCI owners. We believe that these cash flow sources, combined with available funds, will be adequate to fund our operations in both the short-term and long-term, including to:
▪finance capital expenditures
▪repay debt
▪fund dividends
▪fund contractual and other obligations and otherwise meet liquidity requirements
▪fund capital contribution requirements
▪fund new business or asset acquisitions or start-ups
Sempra, SDG&E and SoCalGas currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow or otherwise raise money at market rates from commercial banks, under existing revolving credit facilities, through public offerings of debt or equity securities, or through private placements of debt supported by our revolving credit facilities in the case of commercial paper. However, our ability to access these markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if economic conditions worsen or disruptions to or volatility in these markets increase. Debt funding has become less attractive due to the recent rise in both short-term and long-term interest rates. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term debt and equity financing. Also, cash flows from operations may be impacted by the timing of commencement and completion of, and potentially cost overruns for, large projects and other material events, such as the settlement of material litigation. If cash flows from operations were to be significantly reduced or we were unable to borrow or obtain other financing under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety/reliability) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our goal to maintain our investment-grade credit ratings.
2023 Form 10-K | 78

Common Stock Offering and Forward Sale Agreements
As we discuss in Note 14 of the Notes to Consolidated Financial Statements, our offering of Sempra common stock completed in November 2023 provided initial net proceeds of $144 million upon the underwriters’ partial exercise of their over-allotment option to purchase additional shares of our common stock. We did not initially receive any proceeds from the sale of our common stock pursuant to the forward sale agreements entered into in connection with the offering. The forward sale agreements permit us to elect, subject to certain conditions, physical settlement, cash settlement or net share settlement for all or a portion of our obligations under the agreements. We expect to settle the forward sale agreements entirely by delivery of shares of our common stock under physical settlement in exchange for cash proceeds in one or more settlements no later than December 31, 2024, which is the final settlement date under the agreements. As of February 27, 2024, at the initial forward sale price of $68.845 per share, we expect that the net proceeds from full physical settlement of the forward sale agreements would be approximately $1.2 billion (net of underwriting discounts, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). If we were to elect cash settlement or net share settlement instead of physical settlement, the amount of cash proceeds we receive upon settlement would be less, perhaps substantially, or we may not receive any cash proceeds or we may deliver cash (in an amount that could be significant) or shares of our common stock to the forward purchasers under the forward sale agreements.
We used the initial net proceeds from this offering, and we expect to use any net proceeds from the sale of shares of our common stock pursuant to the forward sale agreements, to fund working capital and for other general corporate purposes, including to partly finance our long-term capital plan and to repay commercial paper and potentially other indebtedness.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. Sempra, SDG&E and SoCalGas each have five-year credit agreements expiring in 2028 and Sempra Infrastructure has four committed lines of credit expiring on various dates from 2025 through 2030, and an uncommitted revolving credit facility expiring in 2024.

AVAILABLE FUNDS AT DECEMBER 31, 2023
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$236	$50	$2
Available unused credit(2)	7,731	1,500	253
(1)    Amounts at Sempra include $124 held in non-U.S. jurisdictions. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 7 of the Notes to Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding and any letters of credit outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper and lines of credit were our primary sources of short-term debt funding in 2023.
We discuss our short-term debt activities in Note 7 of the Notes to Consolidated Financial Statements and below in “Sources and Uses of Cash.”
The following table shows selected statistics for our commercial paper borrowings.

COMMERCIAL PAPER STATISTICS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	December 31,
	2023	2022	2023	2022	2023	2022
Amount outstanding at period end	$1,313	$759	$—	$205	$947	$100
Weighted-average interest rate at period end	5.48%	4.75%	—%	4.79%	5.44%	4.41%
Daily weighted-average outstanding balance	$1,329	$905	$48	$59	$301	$145
Daily weighted-average yield	5.02%	1.58%	1.00%	0.28%	4.24%	1.16%
Maximum daily amount outstanding	$2,119	$2,364	$408	$401	$982	$607
2023 Form 10-K | 79

Long-Term Debt Activities
Significant issuances of and payments on long-term debt in 2023 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra 5.40% senior unsecured notes	$550	2026
Sempra 5.50% senior unsecured notes	700	2033
SDG&E 5.35% first mortgage bonds	800	2053
SDG&E 4.95% green first mortgage bonds	600	2028
SoCalGas 5.20% first mortgage bonds	500	2033
SoCalGas 5.75% first mortgage bonds	500	2053
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	257	2025
Sempra Infrastructure variable rate notes (PA LNG Phase 1 project)	258	2030

Payments:	Payments	Maturity
SDG&E 3.60% first mortgage bonds	$450	2023
SoCalGas senior unsecured variable rate notes	300	2023
Sempra Infrastructure 6.3% notes (4.124% after cross-currency swap)	208	2023
At December 31, 2023, Sempra expects to make interest payments on long-term debt totaling $19.4 billion, of which $1.2 billion is expected to be paid in 2024 and $18.2 billion is expected to be paid in subsequent years through 2079. At December 31, 2023, SDG&E expects to make interest payments on long-term debt totaling $6.0 billion, of which $340 million is expected to be paid in 2024 and $5.7 billion is expected to be paid in subsequent years through 2053. At December 31, 2023, SoCalGas expects to make interest payments on long-term debt totaling $4.7 billion, of which $278 million is expected to be paid in 2024 and $4.5 billion is expected to be paid in subsequent years through 2053. We calculate expected interest payments using the stated interest rate for fixed-rate obligations, including floating-to-fixed interest rate swaps. We calculate expected interest payments for variable-rate obligations based on forecasted rates in effect at December 31, 2023.
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, and maturities in Note 7 of the Notes to Consolidated Financial Statements.
Credit Ratings
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in 2023.

CREDIT RATINGS AT DECEMBER 31, 2023

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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the Rating Agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at December 31, 2023.
2023 Form 10-K | 80

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
Loans to/from Affiliates
At December 31, 2023, Sempra had $312 million in loans due to unconsolidated affiliates.
Postretirement Benefits
Sempra, SDG&E and SoCalGas have significant investments in several trusts to provide for future payments of pensions and PBOP. The trusts’ ability to make ongoing required benefit payments has not been materially adversely affected by changes in asset values, which are dependent on market fluctuations, contributions and withdrawals. However, changes in asset values or other factors in future periods (such as changes to discount rates, assumed rates of return, mortality tables and regulations) may impact funding requirements for pension and PBOP plans. Additionally, contributions to our plans are based on our funding policy, which generally limits payments from exceeding plan assets of 110% of the projected benefit obligation, which are subject to maximum income tax deduction limitations. Sempra, SDG&E and SoCalGas expect to contribute $265 million, $37 million and $174 million, respectively, to pension and PBOP plans in 2024 and $1.8 billion, $564 million and $983 million, respectively, in the nine years thereafter. At SDG&E and SoCalGas, funding requirements are generally recoverable in rates. We discuss our employee benefit plans and our expected contributions to those plans in Note 9 of the Notes to Consolidated Financial Statements.
Inflation Reduction Act of 2022
The IRA was signed into law in August 2022. The IRA includes tax credits and other incentives for energy and climate initiatives and introduces a 15% corporate alternative minimum tax on adjusted financial statement income for tax years beginning after December 31, 2022. We do not currently expect the IRA to have a material adverse impact on Sempra’s, SDG&E’s or SoCalGas’ results of operations, financial condition and/or cash flows. We will continue to assess the impacts of the IRA on Sempra, SDG&E and SoCalGas as the U.S. Department of the Treasury and the IRS issue guidance on tax implementation, and the EPA and DOE issue guidance on energy and climate initiatives.
Minimum Tax Directive
The Organization for Economic Cooperation and Development has introduced a framework to implement a global minimum corporate tax of 15%, referred to as the “minimum tax directive.” Many aspects of the minimum tax directive will become effective beginning in 2024. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, other countries are in the process of introducing and enacting legislation to implement the minimum tax directive. We do not currently expect the minimum tax directive to have a material effect on Sempra’s, SDG&E’s or SoCalGas’ results of operations, financial condition and/or cash flows.
Sempra California
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance and liquidity will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by legislatures, litigation and the changing energy marketplace, as well as other matters described in this report. SDG&E and SoCalGas expect that the available unused funds from their credit facilities described above, which also supports their commercial paper programs, cash flows from operations, and other incurrences of debt including issuing debt securities and obtaining term loans will continue to be adequate to fund their respective current operations and planned capital expenditures. SDG&E and SoCalGas manage their capital structures and pay dividends when appropriate and as approved by their respective boards of directors.
2023 Form 10-K | 81

The impact and duration of suspending collections processes during the COVID-19 pandemic, the implementation of customer assistance programs, and higher 2023 winter season customer billings, have resulted in certain SDG&E and SoCalGas customers exhibiting slower payment and higher levels of nonpayment than has been the case historically. This in turn has resulted in an increase in provisions for expected credit losses in the year ended December 31, 2023 for both companies, even as collections processes resume and past due payments potentially begin increasing. SDG&E and SoCalGas have regulatory mechanisms to recover credit losses and thus record changes in the allowances for credit losses related to Accounts Receivable – Trade that are probable of recovery in regulatory accounts. Although SDG&E and SoCalGas have regulatory mechanisms to recover credit losses, delay in payments by customers impact the timing of cash flows.
As we discuss in Note 4 of the Notes to Consolidated Financial Statements, changes in regulatory balancing accounts for significant costs at SDG&E and SoCalGas, particularly a change between over- and undercollected status, may have a significant impact on cash flows. These changes generally represent the difference between when costs are incurred and when they are ultimately recovered or refunded in rates through billings to customers.
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totaled $297 million at December 31, 2023. We describe the Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund with respect to wildfires that have occurred since enactment of the Wildfire Legislation in July 2019. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record accelerated amortization against earnings when available coverage is reduced due to recoverable claims from any of the participating IOUs, as was the case in 2023 after PG&E indicated that it will seek reimbursement from the Wildfire Fund for losses associated with the Dixie Fire, which burned from July 2021 through October 2021 and was reported to be the largest single wildfire (measured by acres burned) in California history. If any California electric IOU’s equipment is determined to be a cause of a fire, it could have a material adverse effect on SDG&E’s and Sempra’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Wildfire Mitigation Cost Recovery Mechanism
In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC describing $2.2 billion in costs to implement its wildfire mitigation plans from 2019 through 2022, and seeking review and recovery of the incremental wildfire mitigation plan costs incurred during that period, totaling $1.5 billion. SDG&E expects to receive a proposed decision on this request in late 2024. In February 2024, the CPUC approved an interim cost recovery mechanism that would permit SDG&E to recover in rates $194 million of its wildfire mitigation plan regulatory account balance in 2024 and, if a recovery mechanism is not in place by January 1, 2025, an additional $96 million in 2025. Such recovery of SDG&E’s wildfire mitigation plan regulatory account balance will be subject to reasonableness review. SDG&E also expects to submit a separate request for review and recovery of its 2023 wildfire mitigation plan costs in late 2024.
SONGS Decommissioning
SDG&E has significant investments in the SONGS NDT to provide for future payments of nuclear decommissioning. The NDT’s ability to make ongoing required payments has not been materially or adversely affected by changes in asset values, which are dependent on market fluctuations, contributions and withdrawals. However, asset values could be materially and adversely affected by future activity in the equity and fixed income markets, and changes in the estimated decommissioning costs, or in the assumptions and judgments made by management underlying these estimates, could cause revisions to the estimated total cost
2023 Form 10-K | 82

associated with retiring the assets. Funding requirements are generally recoverable in rates. We discuss SDG&E’s NDT and its expected SONGS decommissioning payments in Note 15 of the Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements
SDG&E has entered into PPAs and tolling agreements that are variable interests in unconsolidated entities. We discuss variable interests in Note 1 of the Notes to Consolidated Financial Statements.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced the Leak, which we discuss in Note 16 of the Notes to Consolidated Financial Statements and in “Part I – Item 1A. Risk Factors.”
Accounting and Other Impacts. At December 31, 2023, $31 million is accrued in Reserve for Aliso Canyon Costs and $2 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Consolidated Balance Sheets. These accruals do not include any amounts in excess of what has been reasonably estimated to resolve certain matters that we describe in “Legal Proceedings – SoCalGas – Aliso Canyon Natural Gas Storage Facility Gas Leak – Litigation” in Note 16 of the Notes to Consolidated Financial Statements, nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs. We are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Natural Gas Storage Operations and Reliability. Natural gas withdrawn from storage is important to help maintain service reliability during peak demand periods, including consumer heating needs in the winter and peak electric generation needs in the summer. The Aliso Canyon natural gas storage facility is the largest SoCalGas storage facility and an important component of SoCalGas’ delivery system. In February 2017, the CPUC opened proceeding SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, including analyzing alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated.
At December 31, 2023, the Aliso Canyon natural gas storage facility had a net book value of $1.0 billion. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, incur materially higher than expected operating costs and/or be required to make material additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized.
Franchise Agreement
SoCalGas’ Los Angeles County franchise initially expired in June 2023 and the subsequent extension expired in December 2023. SoCalGas is in the process of negotiating a new agreement with Los Angeles County. SoCalGas is operating and expects to continue to operate under the terms and provisions of the expired franchise until a new agreement is reached and does not anticipate disruption of service to customers in unincorporated Los Angeles County while negotiations continue.
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
2023 Form 10-K | 83

Rates and Cost Recovery
The PUCT issued a final order in Oncor’s most recent comprehensive base rate proceeding in April 2023, and rates implementing that order went into effect on May 1, 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by Oncor and certain intervenor parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. In September 2023, Oncor filed an appeal in Travis County District Court seeking judicial review of certain rate base disallowances and related expense effects of those disallowances in the PUCT’s order on rehearing. On February 22, 2024, the court dismissed the appeal for lack of jurisdiction. Oncor is evaluating whether to appeal that ruling.
Off-Balance Sheet Arrangement
Our investment in Oncor Holdings is a variable interest in an unconsolidated entity. We discuss variable interests in Note 1 of the Notes to Consolidated Financial Statements.
Sempra Infrastructure
Sempra Infrastructure expects to fund capital expenditures, investments and operations in part with available funds, including existing credit facilities, and cash flows from operations of the Sempra Infrastructure businesses. We expect Sempra Infrastructure will require additional funding for the development and expansion of its portfolio of projects, which may be financed through a combination of funding from the parent and NCI owners, bank financing, issuances of debt, project financing, partnering in JVs and asset sales.
At December 31, 2023, Sempra, KKR Pinnacle and ADIA directly or indirectly own a 70%, 20%, and 10% interest, respectively, in SI Partners, and KKR Denali, an affiliate of ConocoPhillips and TotalEnergies SE each own a 60%, 30% and 16.6% interest, respectively, in three separate SI Partners subsidiaries. In 2023 and 2022, Sempra Infrastructure distributed $730 million and $237 million, respectively, to its NCI owners, and NCI owners contributed $1,770 million and $31 million, respectively, to Sempra Infrastructure.
Sempra Infrastructure is in various stages of development or construction on natural gas liquefaction projects, pipeline and terminal projects, and renewable generation and sequestration projects, which we describe below. The successful development and/or construction of these projects is subject to numerous risks and uncertainties.
With respect to projects in development, these risks and uncertainties include, as applicable depending on the project, any failure to:
▪secure binding customer commitments
▪identify suitable project and equity partners
▪obtain sufficient financing
▪reach agreement with project partners or other applicable parties to proceed
▪obtain, modify, and/or maintain permits and regulatory approvals, including LNG export applications to non-FTA countries in light of the current Administration’s temporary pause of such approvals while the DOE reviews the economic and environmental analyses it uses to evaluate such applications
▪negotiate, complete and maintain suitable commercial agreements, which may include EPC, tolling, equity acquisition, governance, LNG sales, gas supply and transportation contracts
▪reach a positive final investment decision
With respect to projects under construction, these risks and uncertainties include, in addition to the risks described above as applicable to each project, construction delays and cost overruns.
An unfavorable outcome with respect to any of these factors could have a material adverse effect on (i) the development and construction of the applicable project, including a potential impairment of all or a substantial portion of the capital costs invested in the project to date, which could be material, and (ii) for any project that has reached a positive final investment decision, Sempra’s results of operations, financial condition, cash flows and/or prospects. For a further discussion of these risks, see “Part I – Item 1A. Risk Factors.”
The descriptions below discuss several HOAs, MOUs and other non-binding development agreements with respect to Sempra Infrastructure’s various development projects. These arrangements do not commit any party to enter into definitive agreements or otherwise participate in the applicable project, and the ultimate participation by the parties remains subject to negotiation and finalization of definitive agreements, among other factors.
2023 Form 10-K | 84

LNG
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
Cameron LNG JV previously received major permits and FTA and non-FTA approvals associated with the potential expansion that included up to two additional liquefaction trains and up to two additional full containment LNG storage tanks. The non-FTA approval for the proposed Cameron LNG Phase 2 project includes, among other things, a May 2026 deadline to commence commercial exports, for which we expect to request an extension. In March 2023, the FERC approved Cameron LNG JV’s request to amend the permits to allow the use of electric drives, instead of gas turbine drives, which would reduce GHG emissions. The amendment also allows the design to be changed from a two-train gas turbine expansion to a one-train electric drive expansion along with other design enhancements that, together, we expect would result in a more cost-effective and efficient facility, while also reducing GHG emissions.
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
In July 2023, following completion of front-end engineering design contracts with two parties, Cameron LNG JV informed Bechtel that it had been selected to perform additional value engineering work on the proposed Cameron LNG Phase 2 project. After completion of the value engineering work, in January 2024, Cameron LNG JV terminated further work under the applicable agreement with Bechtel. Cameron LNG JV is preparing to re-bid the EPC work for the proposed Cameron LNG Phase 2 project to help optimize the project’s costs and schedule. We expect this work will continue through the end of 2024 and to be in a position to make a final investment decision in the first half of 2025 and complete all related financing and permitting activities necessary to align our authorizations with the proposed schedule for the project.
In December 2023, Entergy Louisiana, LLC, a subsidiary of Entergy Corporation, and Cameron LNG JV signed a new electricity service agreement (and related ancillary agreements) for the supply to Cameron LNG JV of up to 950 MW of renewable power from new renewable resources in Louisiana. The agreement is subject to approval by the Louisiana Public Service Commission and existing project lenders.
Expansion of the Cameron LNG Phase 1 facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, scope restrictions on expansion of the project unless appropriate prior consent is obtained from the existing project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the members, including with respect to the equity investment obligation of each member.
ECA LNG Phase 1 Project. ECA LNG Phase 1 is constructing a one-train natural gas liquefaction facility at the site of Sempra Infrastructure’s existing ECA Regas Facility with a nameplate capacity of 3.25 Mtpa and an initial offtake capacity of 2.5 Mtpa. We do not expect the construction or operation of the ECA LNG Phase 1 project to disrupt operations at the ECA Regas Facility. SI Partners owns an 83.4% interest in ECA LNG Phase 1, and an affiliate of TotalEnergies SE owns the remaining 16.6% interest. At December 31, 2023, Sempra holds an indirect interest in the ECA LNG Phase 1 project of 58.4%.
We received authorizations from the DOE to export U.S.-produced natural gas to Mexico and to re-export LNG to non-FTA countries from the ECA LNG Phase 1 project. ECA LNG Phase 1 has definitive 20-year SPAs with an affiliate of TotalEnergies SE for approximately 1.7 Mtpa of LNG and with Mitsui & Co., Ltd. for approximately 0.8 Mtpa of LNG.
We have an EPC contract with TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V., to construct the ECA LNG Phase 1 project. We estimate the total price of the EPC contract to be approximately $1.5 billion, with capital expenditures approximating $2 billion including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates. We expect the ECA LNG Phase 1 project to commence commercial operations in the summer of 2025.
2023 Form 10-K | 85

ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025 for an aggregate principal amount of up to $1.3 billion, of which $832 million was outstanding at December 31, 2023. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
With respect to the ECA LNG Phase 1 and Phase 2 projects, recent and proposed changes to the law in Mexico and the unfavorable resolution of land disputes and permit challenges, in each case that we discuss in Note 16 of the Notes to Consolidated Financial Statements, could have a material adverse effect on the development and construction of these projects.
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
We have non-binding MOUs and/or HOAs with Mitsui & Co., Ltd., an affiliate of TotalEnergies SE, and ConocoPhillips that provide a framework for their potential offtake of LNG from the proposed ECA LNG Phase 2 project and potential acquisition of an equity interest in ECA LNG Phase 2.
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
Sempra Infrastructure has received authorizations from the DOE that permit the LNG to be produced from the PA LNG Phase 1 project to be exported to all current and future FTA and non-FTA countries. In April 2019, the FERC approved the siting, construction and operation of the PA LNG Phase 1 project. In June 2023, Port Arthur LNG requested authorization from the FERC to increase its work force and implement a 24-hours-per-day construction schedule to further enhance construction efficiency while reducing temporal impacts to the community and environment in the vicinity of the project. If approved, the authorization would provide the EPC contractor with more optionality to meet or exceed the project’s construction schedule, subject to the timing of FERC approval. The FERC has published a schedule that anticipates the issuance of an environmental assessment for the project in March 2024.
The PA LNG Phase 1 project holds two Clean Air Act, Prevention of Significant Deterioration permits issued by the TCEQ, which we refer to as the “2016 Permit” and the “2022 Permit.” The 2022 Permit also governs emissions for the proposed PA LNG Phase 2 project.
In November 2023, a panel of the U.S. Court of Appeals for the Fifth Circuit issued a decision to vacate and remand the 2022 Permit to the TCEQ for additional explanation of the agency’s permit decision. In February 2024, the court withdrew its opinion pending a determination by the Supreme Court of Texas as to the proper standard to be applied by the TCEQ. The 2022 Permit remains effective during the Supreme Court’s review. The 2016 Permit was not the subject of, and is unaffected by, the court’s decision. Construction of the PA LNG Phase 1 project is proceeding uninterrupted under existing permits, and we do not currently anticipate material impacts to the PA LNG Phase 1 project cost, schedule or expected commercial operations at this stage.
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
We have an EPC contract with Bechtel to construct the PA LNG Phase 1 project. In March 2023, we issued a final notice to proceed under the EPC contract, which has an estimated price of approximately $10.7 billion. We estimate the capital
2023 Form 10-K | 86

expenditures for the PA LNG Phase 1 project will be approximately $13 billion including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates. We expect the first and second trains of the PA LNG Phase 1 project to commence commercial operations in 2027 and 2028, respectively.
In March 2023, an indirect subsidiary of SI Partners completed the sale of an indirect 30% interest in another SI Partners subsidiary (resulting in an indirect 30% NCI in the PA LNG Phase 1 project) to an affiliate of ConocoPhillips for aggregate cash consideration of $254 million. We used the proceeds from this sale for capital expenditures and other general corporate purposes. In connection with this sale, both SI Partners and ConocoPhillips provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee.
In September 2023, an indirect subsidiary of SI Partners completed the sale of an indirect 60% interest in another SI Partners subsidiary (resulting in an indirect 42% NCI in the PA LNG Phase 1 project) to KKR Denali for aggregate cash consideration of $976 million. We used the proceeds from this sale for capital expenditures and other general corporate purposes.
At December 31, 2023, SI Partners holds a 28% indirect interest and Sempra holds a 19.6% indirect interest in the PA LNG Phase 1 project.
In March 2023, Port Arthur LNG entered into a seven-year term loan facility agreement with a syndicate of lenders for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility agreement for up to $200 million. The facilities mature in March 2030. Proceeds from the loans will be used to finance the cost of construction of the PA LNG Phase 1 project. At December 31, 2023, $258 million of borrowings were outstanding under the term loan facility agreement.
PA LNG Phase 2 Project. Sempra Infrastructure is developing a second phase of the Port Arthur natural gas liquefaction project that we expect will be a similar size to the PA LNG Phase 1 project. We are progressing the development of the proposed PA LNG Phase 2 project, while continuing to evaluate overall opportunities to develop the entirety of the Port Arthur site as well as potential design changes that could reduce GHG emissions, including a facility design utilizing renewable power sourcing and other technological solutions.
In September 2023, the FERC approved the siting, construction and operation of the proposed PA LNG Phase 2 project, including the potential addition of up to two liquefaction trains. In February 2020, Sempra Infrastructure filed an application with the DOE to permit LNG produced from the proposed PA LNG Phase 2 project to be exported to all current and future FTA and non-FTA countries. We do not expect the DOE to act on this application until after the conclusion of the temporary pause on the DOE’s LNG export approvals that we describe above.
As we discuss above, a U.S. federal court previously issued and subsequently withdrew a decision that would have vacated and remanded the 2022 Permit authorizing emissions from the PA LNG Phase 1 and Phase 2 projects to the TCEQ for additional explanation of the agency’s permit decision. The U.S. Court of Appeals for the Fifth Circuit has referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. The 2022 Permit remains effective pending the Supreme Court’s review.
Sempra Infrastructure has entered into a non-binding HOA for the negotiation and potential finalization of a definitive SPA with INEOS for approximately 0.2 Mtpa of LNG offtake from the proposed PA LNG Phase 2 project.
Vista Pacifico LNG Liquefaction Project. Sempra Infrastructure is developing the Vista Pacifico LNG project, a mid-scale natural gas liquefaction export facility proposed to be located in the vicinity of the Port of Topolobampo in Sinaloa, Mexico, under a non-binding development agreement with the CFE that contemplates the negotiation of definitive agreements, including a natural gas supply agreement. The proposed LNG export terminal would be supplied with U.S. natural gas and would use excess natural gas and pipeline capacity on existing pipelines in Mexico with the intent of helping to meet growing demand for natural gas and LNG in the Mexican and Pacific markets.
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
2023 Form 10-K | 87

Asset and Supply Optimization. As we discuss in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” Sempra Infrastructure enters into hedging transactions to help mitigate commodity price risk and optimize the value of its LNG, natural gas pipelines and storage, and power-generating assets. Some of these derivatives that we use as economic hedges do not meet the requirements for hedge accounting, or hedge accounting is not elected, and as a result, the changes in fair value of these derivatives are recorded in earnings. Consequently, significant changes in commodity prices have in the past and could in the future result in earnings volatility, which may be material, as the economic offset of these derivatives may not be recorded at fair value.
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
Energy Networks
Sonora Pipeline. Sempra Infrastructure’s Sonora natural gas pipeline consists of two segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the pipeline in the Yaqui territory that has made that section inoperable since August 2017. Legal challenges raised by some members of the Yaqui tribe living in the Bácum community, which we discuss in Note 16 of the Notes to Consolidated Financial Statements, have prevented Sempra Infrastructure from making repairs to put the pipeline back in service. Such legal challenges were definitively resolved in March 2023 based on the agreement by the CFE and Sempra Infrastructure to re-route the portion of the pipeline that is in the Yaqui territory.
In September 2019, Sempra Infrastructure and the CFE reached an agreement to modify the tariff structure and extend the term of the contract by 10 years. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is back in service.
Sempra Infrastructure and the CFE have agreed to an amendment to their transportation services agreement and to proceed with re-routing a portion of the pipeline, whereby the CFE would pay for the re-routing with a new tariff. This amendment will terminate if certain conditions are not met, and Sempra Infrastructure retains the right to terminate the transportation services agreement and seek to recover its reasonable and documented costs and lost profit. Sempra Infrastructure continues to acquire and pursue the necessary rights-of-way and permits for the re-routed portion of the pipeline.
At December 31, 2023, Sempra Infrastructure had $411 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Refined Products Terminals. In May 2022, Sempra Infrastructure substantially completed construction of a terminal for the receipt, storage, and delivery of refined products in Topolobampo, at which time commissioning activities commenced. We expect the Topolobampo terminal will commence commercial operations in the second quarter of 2024.
Sempra Infrastructure is also developing terminals for the receipt, storage, and delivery of refined products in the vicinity of Manzanillo and Ensenada.
Port Arthur Pipeline Louisiana Connector. Sempra Infrastructure has made a positive final investment decision on and begun procurement and engineering activities and rights-of-way acquisition related to the construction of the Port Arthur Pipeline Louisiana Connector, a 72-mile pipeline connecting the PA LNG Phase 1 project to Gillis, Louisiana. In April 2019, the FERC approved the siting, construction and operation of the Port Arthur Pipeline Louisiana Connector, which will be used to supply feed gas to the PA LNG Phase 1 project. In July 2023, Sempra Infrastructure filed a limited amendment application with the FERC to implement construction process enhancements and minor modifications to several discrete sections of the Port Arthur Pipeline Louisiana Connector. These modifications are intended to decrease environmental impacts, accommodate landowner
2023 Form 10-K | 88

routing requests and enhance construction procedures. In February 2024, the FERC issued an environmental assessment for the project. We expect the Port Arthur Pipeline Louisiana Connector to be ready for service ahead of the PA LNG Phase 1 project’s gas requirements. We estimate the capital expenditures for the project will be approximately $1 billion, including capitalized interest at the project level and project contingency. The actual amount of these capital expenditures may differ substantially from our estimates.
Louisiana Storage. Sempra Infrastructure has made a positive final investment decision on and begun procurement and engineering activities related to the construction of Louisiana Storage, a 12.5-Bcf salt dome natural gas storage facility to support the PA LNG Phase 1 project. The construction includes an 11-mile pipeline that will connect to the Port Arthur Pipeline Louisiana Connector. In September 2022, the FERC approved the development of the project. We expect Louisiana Storage to be ready for service in time to support the needs of the PA LNG Phase 1 project. We estimate the capital expenditures for the project will be approximately $300 million, including capitalized interest at the project level and project contingency. The actual amount of these capital expenditures may differ substantially from our estimates.
Low Carbon Solutions
Cimarrón Wind. Sempra Infrastructure is developing the Cimarrón Wind project, an approximately 300-MW wind generation facility in Baja California, Mexico. In October 2022, Sempra Infrastructure entered into a 20-year PPA, as amended, with Silicon Valley Power for the long-term supply of renewable energy to the City of Santa Clara, California, which is subject to Sempra Infrastructure reaching a final investment decision. Cimarrón Wind would utilize Sempra Infrastructure’s existing cross-border high voltage transmission line to interconnect and deliver clean energy to the East County substation in San Diego County. We expect to make a final investment decision in the first half of 2024.
Hackberry Carbon Sequestration Project. Sempra Infrastructure is developing the potential Hackberry Carbon Sequestration project near Hackberry, Louisiana. This proposed project under development is designed to permanently sequester carbon dioxide from the Cameron LNG Phase 1 facility and the proposed Cameron LNG Phase 2 project. In 2021, Sempra Infrastructure filed an application with the EPA for a Class VI carbon injection well to advance this project.
Sempra Infrastructure, TotalEnergies SE, Mitsui & Co., Ltd. and Mitsubishi Corporation have entered into a Participation Agreement for the development of the proposed Hackberry Carbon Sequestration project. The Participation Agreement contemplates that the combined Cameron LNG Phase 1 facility and proposed Cameron LNG Phase 2 project would potentially serve as the anchor source for the capture and sequestration of carbon dioxide by the proposed project. It also provides the basis for the parties to acquire an equity interest by entering into a JV with Sempra Infrastructure for the Hackberry Carbon Sequestration project. In May 2023, Sempra Infrastructure and Cameron LNG JV entered into a non-binding HOA, which sets forth a framework for further development of the Hackberry Carbon Sequestration project.
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
2023 Form 10-K | 89

decreased revenues and cash flows, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.

SOURCES AND USES OF CASH
We discuss herein our sources and uses of cash for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of our sources and uses of cash for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to “Part II – Item 7. MD&A – Sources and Uses of Cash” in our 2022 annual report on Form 10-K filed with the SEC on February 28, 2023.
The following tables include only significant changes in cash flow activities for each of our Registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra	SDG&E	SoCalGas
2023	$6,218	$1,936	$1,389
2022	1,142	1,729	(454)
Change	$5,076	$207	$1,843

Change in net margin posted	$2,526
Lower net decrease in Reserve for Aliso Canyon Costs, current and noncurrent, due to $2,010 lower payments offset by $259 lower accruals	1,751		$1,751
Change in accounts receivable	1,144	$(50)	719
Change in income taxes receivable/payable, net	171	(245)	(31)
Higher net income, adjusted for noncash items included in earnings	161	244	380
Change in deferred revenue	109
Change in regulatory accounts, current and noncurrent	73	404	(330)
Change in inventories	(63)		(132)
Lower increase in collateral held in lieu of a customer’s letters of credit	(76)
Proceeds received in 2022 from insurance receivable for Aliso Canyon costs	(360)		(360)
Change in accounts payable	(700)	(122)	(370)
Change in amounts due to/from unconsolidated affiliates		(100)	85
Other	340	76	131
	$5,076	$207	$1,843

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra	SDG&E	SoCalGas
2023	$(8,716)	$(2,472)	$(2,020)
2022	(5,039)	(2,412)	(1,993)
Change	$(3,677)	$(60)	$(27)

Increase in capital expenditures	$(3,040)	$(67)	$(27)
Repayment in 2022 of note receivable from IMG	(626)
Other	(11)	7
	$(3,677)	$(60)	$(27)
2023 Form 10-K | 90

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra	SDG&E	SoCalGas
2023	$2,419	$579	$612
2022	3,779	665	2,431
Change	$(1,360)	$(86)	$(1,819)

Lower issuances of short-term debt with maturities greater than 90 days	$(1,657)		$(800)
(Higher) lower payments for commercial paper and other short-term debt with maturities greater than 90 days	(1,058)	$375	(800)
Higher payments on long-term debt and finance leases	(726)	(440)	(305)
Lower issuances of long-term debt	(658)		(298)
Lower proceeds from sales of NCI, net	(513)
Higher distributions to NCI	(493)
Settlement of cross-currency swaps	(99)
Higher common dividends paid	(53)		(100)
Higher issuances of common stock	141
Lower repurchases of common stock	446
Higher contributions from NCI	1,539
Change in borrowings and repayments of short-term debt, net	1,818		1,131
Equity contribution from Sempra in 2022			(650)
Other	(47)	(21)	3
	$(1,360)	$(86)	$(1,819)
Expenditures for PP&E
We invest the majority of our capital expenditures in Sempra California, primarily for transmission and distribution improvements, including pipeline and wildfire safety. The following table summarizes by segment capital expenditures for the last three years.

EXPENDITURES FOR PP&E
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra California(1)	$4,560	$4,466	$4,204
Sempra Infrastructure	3,832	884	802
Parent and other	5	7	9
Total	$8,397	$5,357	$5,015
(1)    Includes expenditures for PP&E of $2,540, $2,473, and $2,220 at SDG&E and $2,020, $1,993, and $1,984 at SoCalGas for 2023, 2022, and 2021, respectively.
Expenditures for Investments and Acquisitions
The following table summarizes by segment our investments in entities that we account for under the equity method, as well as asset acquisitions.

EXPENDITURES FOR INVESTMENTS AND ACQUISITIONS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra Texas Utilities	$367	$346	$566
Sempra Infrastructure	15	30	67
Total	$382	$376	$633
2023 Form 10-K | 91

Future Capital Expenditures and Investments
The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT, and various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors.” In 2024, we expect to make capital expenditures and investments of approximately $9.2 billion, as summarized by segment in the following table.

FUTURE CAPITAL EXPENDITURES AND INVESTMENTS
(Dollars in millions)
Year ending December 31, 2024
Sempra California(1)	$4,778
Sempra Texas Utilities	774
Sempra Infrastructure	3,641
Parent and other	2
Total	$9,195
(1)    Includes future capital expenditures of $2,498 and $2,280 at SDG&E and SoCalGas, respectively.

We expect the majority of our capital expenditures and investments in 2024 will relate to transmission and distribution improvements at our regulated public utilities and construction of the PA LNG Phase 1 project, ECA LNG Phase 1 project and natural gas pipelines at Sempra Infrastructure.
From 2024 through 2028, and subject to the factors described below, which could cause these estimates to vary substantially, Sempra expects to make aggregate capital expenditures and investments of approximately $40.4 billion, as follows: $24.1 billion at Sempra California (which includes $12.5 billion at SDG&E and $11.6 billion at SoCalGas), $3.4 billion at Sempra Texas Utilities, and $12.9 billion at Sempra Infrastructure. Capital expenditure amounts include capitalized interest and AFUDC related to debt.
When (i) including Sempra’s proportionate ownership interest in expected capital expenditures at unconsolidated equity method investees while excluding Sempra’s expected capital contributions to those unconsolidated equity method investees and (ii) excluding NCI’s proportionate ownership interest in expected capital expenditures at Sempra and at unconsolidated equity method investees, we expect capital expenditures from 2024 through 2028 to total $48 billion.
Periodically, we review our construction, investment and financing programs and revise them in response to changes in regulation, economic conditions, competition, customer growth, inflation, customer rates, the cost and availability of capital, and safety and environmental requirements.
Our level of capital expenditures and investments in the next few years may vary substantially and will depend on, among other things, the cost and availability of financing, regulatory approvals, changes in tax law and business opportunities providing desirable rates of return. See “Part I – Item 1A. Risk Factors” for a discussion of these and other factors that could affect future levels of our capital expenditures and investments. We intend to finance our capital expenditures in a manner that will maintain our investment-grade credit ratings and capital structure, but there is no guarantee that we will be able to do so.
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

WEIGHTED-AVERAGE RATE BASE
(Dollars in millions)
	2023	2022	2021
SDG&E	$15,220	$13,780	$12,527
SoCalGas	11,671	10,494	9,371
The increase in weighted-average rate base reflects the significant capital investments that SDG&E and SoCalGas have made in transmission and distribution safety and reliability. We expect the weighted-average rate base to continue to increase in 2024 based on our expected capital investments.
2023 Form 10-K | 92

Capital Stock Transactions
Sempra
Cash provided by issuances of common and preferred stock was:
▪$145 million in 2023
▪$4 million in 2022
▪$5 million in 2021
Cash used for repurchases of common stock was:
▪$32 million in 2023
▪$478 million in 2022
▪$339 million in 2021
We discuss the issuance and repurchases of common stock in Note 14 of the Notes to Consolidated Financial Statements.
Dividends
Sempra
Sempra paid cash dividends of:
▪$1,483 million for common stock and $44 million for preferred stock in 2023
▪$1,430 million for common stock and $44 million for preferred stock in 2022
▪$1,331 million for common stock and $99 million for preferred stock in 2021

DIVIDENDS PER SHARE ON SEMPRA COMMON STOCK
(As approved by our board of directors)

On February 26, 2024, our board of directors declared a dividend of $0.62 per share on our common stock and a dividend of $24.375 per share on our series C preferred stock, both payable on April 15, 2024.
2023 Form 10-K | 93

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
SDG&E
In 2023, 2022 and 2021, SDG&E paid common stock dividends to Enova and Enova paid corresponding dividends to Sempra of $100 million, $100 million and $300 million, respectively. SDG&E’s dividends on common stock declared on an annual historical basis may not be indicative of future declarations and could be impacted over the next few years in order for SDG&E to maintain its authorized capital structure while managing its capital investment program.
Enova, a wholly owned subsidiary of Sempra, owns all of SDG&E’s outstanding common stock. Accordingly, dividends paid by SDG&E to Enova and dividends paid by Enova to Sempra are eliminated in Sempra’s consolidated financial statements.
SoCalGas
In 2023 and 2021, SoCalGas paid common stock dividends to PE and PE paid corresponding dividends to Sempra of $100 million and $75 million, respectively. SoCalGas did not declare or pay common stock dividends in 2022. SoCalGas’ dividends on common stock declared on an annual historical basis may not be indicative of future declarations and could be impacted over the next few years in order for SoCalGas to maintain its authorized capital structure.
PE, a wholly owned subsidiary of Sempra, owns all of SoCalGas’ outstanding common stock. Accordingly, dividends paid by SoCalGas to PE and dividends paid by PE to Sempra are eliminated in Sempra’s consolidated financial statements.
Dividend Restrictions
The board of directors for each of Sempra, SDG&E and SoCalGas has the discretion to determine whether to declare and, if declared, the amount of any dividends by each such entity. The CPUC’s regulation of SDG&E’s and SoCalGas’ capital structures limits the amounts that are available for loans and dividends to Sempra. At December 31, 2023, based on these regulations, Sempra could have received combined loans and dividends of approximately $442 million from SDG&E and $330 million from SoCalGas. In addition, the terms of Sempra’s series C preferred stock limit Sempra’s ability to declare dividends on its common stock under certain circumstances.
We provide additional information about dividend restrictions in “Restricted Net Assets” in Note 1 of the Notes to Consolidated Financial Statements and in Note 13 of the Notes to Consolidated Financial Statements.
Book Value Per Common Share
Sempra’s book value per common share on the last day of each of the last three fiscal years was as follows:
▪$44.00 in 2023
▪$41.72 in 2022
▪$39.59 in 2021
The increase in 2023 was primarily due to comprehensive income exceeding dividends. In 2022, the increase was primarily due to comprehensive income exceeding dividends and a fair value that was higher than carrying value related to the change in ownership, which did not result in a change of control, from the sale of NCI in SI Partners to ADIA.
Capitalization
Our debt-to-capitalization ratio, which is calculated as total debt as a percentage of total debt and equity, was as follows:

TOTAL CAPITALIZATION AND DEBT-TO-CAPITALIZATION RATIOS
(Dollars in millions)
	Total capitalization		Debt-to-capitalization ratio
	December 31,
	2023	2022	2023	2022
Sempra	$64,730	$58,175	48%	50%
SDG&E	19,796	18,258	50	50
SoCalGas	15,167	13,696	51	51

2023 Form 10-K | 94

Significant changes in 2023 that affected capitalization included the following:
▪Sempra: increase in long-term debt, offset by a decrease in short-term debt; and increase in equity primarily from comprehensive income exceeding dividends, sales of and contributions from NCI, offset by distributions to NCI.
▪SDG&E: increase in long-term debt, offset by a decrease in short-term debt and increase in equity from comprehensive income exceeding dividends.
▪SoCalGas: increase in debt and an increase in equity from comprehensive income exceeding dividends.

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
2023 Form 10-K | 95

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
DERIVATIVES AND HEDGE ACCOUNTING
Sempra
We use interest rate swaps, designated as cash flow hedges, in part, to hedge interest payments related to our forecasted refinancing of the existing PA LNG Phase 1 project construction term loan facility with fixed-rate debt. The future fixed-rate debt issuances underlying these cash flow hedge relationships are largely dependent on the market demand and liquidity in the debt market. At December 31, 2023, we believe the forecasted issuances of fixed-rate debt in the related cash flow hedge relationships are probable. However, unexpected changes in market conditions in future periods could impact our ability to issue such fixed-rate debt, or the timing of such an issuance. If our assumptions regarding the nature and timing of forecasted fixed-rate debt issuances were to be inaccurate, we could be required to cease the application of hedge accounting to the related interest rate swaps, which could materially impact our results of operations. We provide details of our derivative instruments in Note 11 of the Notes to Consolidated Financial Statements.
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
2023 Form 10-K | 96

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
Changes in the estimated costs or timing of pension and PBOP, or the assumptions and judgments used by management underlying these estimates (primarily the discount rate and assumed rate of return on plan assets), as well as changes in the circumstances associated with rate recovery, could have a material effect on the recorded expenses and liabilities. The following tables summarize the impact to our projected benefit obligation for pension and accumulated benefit obligation for PBOP at December 31, 2023, and 2023 net periodic benefit costs, in each case if the discount rate or assumed rate of return on plan assets were changed by 100 bps.

IMPACT DUE TO INCREASE/DECREASE IN DISCOUNT RATE
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Pension:
(Decrease) increase to projected benefit obligation, net	$(235)	$298	$(31)	$39	$(191)	$244
(Decrease) increase to net periodic benefit cost	(7)	3	3	—	(11)	3
PBOP:
(Decrease) increase to accumulated benefit obligation, net	(74)	92	(14)	18	(58)	72
(Decrease) increase to net periodic benefit cost	(5)	6	(1)	1	(4)	5

IMPACT DUE TO INCREASE/DECREASE IN RETURN ON PLAN ASSETS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Pension:
(Decrease) increase to net periodic benefit cost	$(26)	$26	$(6)	$6	$(18)	$18
PBOP:
(Decrease) increase to net periodic benefit cost	(12)	12	(1)	1	(11)	11
For SDG&E and SoCalGas plans, the effects of the assumptions on earnings are expected to be recovered in rates and therefore are offset in regulatory accounts. We provide details of our pension and PBOP plans in Note 9 of the Notes to Consolidated Financial Statements.
SONGS ASSET RETIREMENT OBLIGATIONS
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
2023 Form 10-K | 97

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
SDG&E’s ARO related to the decommissioning of SONGS was $504 million as of December 31, 2023, based on the decommissioning cost study prepared in 2020. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission this facility, which could have a material effect on the recorded liability.
The following table illustrates the increase to SDG&E’s and Sempra’s ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

INCREASE TO ARO AND REGULATORY ASSET
(Dollars in millions)
December 31, 2023
Uniform increase in escalation percentage of 1 percentage point	$65
The increase in the ARO liability driven by an increase in the cost escalation rate would result in a decrease in the regulatory liability for recoveries in excess of ARO liabilities. We provide additional detail in Note 15 of the Notes to Consolidated Financial Statements.
IMPAIRMENT TESTING OF LONG-LIVED ASSETS
Sempra
Whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable, we consider if the estimated future undiscounted cash flows are less than the carrying amount of the asset. If so, we estimate the fair value of the asset to determine the extent to which carrying value exceeds fair value. For such an estimate, we may consider data from multiple valuation methods, including data from market participants. We exercise judgment to estimate the future cash flows and the useful life of a long-lived asset and to determine our intent to use the asset. Our intent to use or dispose of a long-lived asset is subject to re-evaluation and can change over time. If such an impairment test is required, the fair value of a long-lived asset can vary if differing estimates and assumptions are used in the valuation techniques applied as indicated by changing market or other conditions. Critical assumptions that affect our estimates of fair value may include:
▪consideration of market transactions
▪future cash flows
▪the appropriate risk-adjusted discount rate, including the impacts of country risk and entity risk
We discuss impairment of long-lived assets in Note 1 of the Notes to Consolidated Financial Statements.
IMPAIRMENT TESTING OF GOODWILL
Sempra
When determining if goodwill is impaired, the fair value of the reporting unit can vary if differing estimates and assumptions are used in the valuation techniques applied as indicated by changing market or other conditions. As a result, recognizing a goodwill impairment may or may not be required. When we perform a quantitative goodwill impairment test, we exercise judgment to develop estimates of the fair value of the reporting unit and compare that to its carrying value. Our fair value estimates are developed from the perspective of a knowledgeable market participant. We consider observable transactions in the marketplace for similar investments, if available, as well as an income-based approach such as a discounted cash flow analysis. A discounted cash flow analysis may be based directly on anticipated future revenues and expenses and may be performed based on free cash flows generated within the reporting unit. Critical assumptions that affect our estimates of fair value may include:
▪consideration of market transactions
▪future cash flows
▪projected revenue and expense growth rates
▪the appropriate risk-adjusted discount rate, including the impacts of country risk and entity risk
2023 Form 10-K | 98

In 2022, we performed a quantitative goodwill impairment test and determined that the estimated fair values of our reporting units in Mexico to which goodwill was allocated were substantially above their respective carrying values as of October 1, our goodwill impairment testing date. Upon performing a qualitative analysis as of October 1, 2023, we determined that it was not more likely than not that the fair value of such reporting units was less than their respective carrying values. Our goodwill impairment test is determined based on assumptions existing as of that point in time. Changes in the business (such as loss of future cash flows from customer disputes, renegotiation of customer contracts or the macroeconomic environment, including rising interest rates) may result in us having to perform an interim goodwill impairment test, which could result in an impairment of our goodwill.
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
We have exposure to changes in commodity prices, interest rates and foreign currency and inflation rates. The following discussion of these primary market-risk exposures as of December 31, 2023 includes a discussion of how these exposures are managed.
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
2023 Form 10-K | 99

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
A hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $14 million and $24 million at December 31, 2023 and 2022, respectively. The impact of a change in energy commodity prices on our commodity-based derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled and does not typically include the generally offsetting impact of our underlying asset positions.
SDG&E and SoCalGas separately manage risk within the parameters of their market risk management frameworks. In addition, their market-risk exposure is limited due to CPUC-authorized rate recovery of the costs of commodity purchases, interstate and intrastate transportation, and storage activity. However, SoCalGas may, at times, be exposed to market risk as a result of the GCIM, which rewards or penalizes the utility for commodity costs below or above certain benchmarks. The one-day VaR for SDG&E’s and SoCalGas’ commodity positions were $2 million and $4 million, respectively, at December 31, 2023 and $25 million and $2 million, respectively, at December 31, 2022.
INTEREST RATE RISK
We are exposed to fluctuations in interest rates primarily from our short- and long-term debt. Subject to regulatory constraints, we periodically enter into interest rate swap agreements to moderate our exposure to interest rate changes and to lower our overall cost of borrowing.
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	December 31, 2023			December 31, 2022
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$947	$—	$947	$1,105	$205	$900
Other	1,397	—	—	2,247	—	—
Long-term:
Sempra California fixed-rate	$15,109	$8,350	$6,759	$13,159	$7,400	$5,759
Sempra California variable-rate	400	400	—	700	400	300
Other fixed-rate	11,317	—	—	10,079	—	—
Other variable-rate	890	—	—	575	—	—
(1)    After the effects of interest rate swaps. Before reductions for unamortized discount and debt issuance costs and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings attributable to common shares (but disregarding capitalized interest and impacts on equity earnings from debt at our equity method investees) that would result from a hypothetical change in market interest rates. Earnings attributable to common shares are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at December 31, 2023 increased or decreased by 10%, the change in earnings attributable to common shares over the 12-month period ending December 31, 2024 would be approximately $9 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at December 31, 2023, after considering the effects of interest rate swaps, the change in earnings attributable to common shares over the 12-month period ending December 31, 2024 would be approximately $5 million.
We provide further information about debt and interest rate swap transactions in Notes 7 and 11, respectively, of the Notes to Consolidated Financial Statements.
2023 Form 10-K | 100

We also are subject to the effect of interest rate fluctuations on the assets of our pension plans, PBOP plans, and SDG&E’s NDT. However, we expect the effects of these fluctuations, as they relate to Sempra California, to be reflected in future rates.
FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURE
We discuss our foreign currency exchange rate risk and inflation exposure in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations.”
The hypothetical effect for every 10% appreciation in the U.S. dollar against the Mexican peso, in which we have operations and investments, are as follows:

HYPOTHETICAL EFFECTS FROM 10% STRENGTHENING OF U.S. DOLLAR (1)
(Dollars in millions)
Hypothetical effects
Sempra:
Translation of 2023 earnings to U.S. dollars(2)	$(3)
Transactional exposure(3)	126
Translation of net assets of foreign subsidiaries and investment in foreign entities(4)	(23)
(1)    After the effects of foreign currency derivatives.
(2)    Amount represents the impact to earnings for a change in the average exchange rate throughout the reporting period.
(3)    Amount primarily represents the effects of currency exchange rate movement from December 31, 2023 on monetary assets and liabilities and remeasurement of non-U.S. deferred income tax balances at our Mexican subsidiaries.
(4)    Amount represents the effects of currency exchange rate movement from December 31, 2023 that would be recorded to OCI at the end of the reporting period.

Monetary assets and liabilities at our Mexican subsidiaries and JVs that are denominated in U.S. dollars may fluctuate significantly throughout the year. These monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. Based on a net monetary liability position of $4.5 billion, including those related to our investments in JVs, at December 31, 2023, the hypothetical effect of a 10% increase in the Mexican inflation rate is approximately $91 million lower earnings attributable to common shares as a result of higher income tax expense for our consolidated entities, as well as lower equity earnings for our JVs.
In 2023 and 2022, SDG&E and SoCalGas experienced inflationary pressures from increases in various costs, including the cost of natural gas, electric fuel and purchased power, labor, materials and supplies, as well as availability of labor and materials. During this period, Sempra Texas Utilities experienced increased costs of labor and materials and does not have specific regulatory mechanisms that allow for recovery of higher costs due to inflation; rather, recovery is limited to rate updates through capital trackers and base rate reviews, which may result in partial non-recovery due to the regulatory lag. If such costs were to continue to be subject to significant inflationary pressures and we are not able to fully recover such higher costs in rates or there is a delay in recovery, these increased costs may have a significant effect on Sempra’s, SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
In 2023 and 2022, Sempra Infrastructure experienced inflationary pressures from increases in various costs, including the cost of labor, materials and supplies. Sempra Infrastructure generally secures long-term contracts that are U.S. dollar-denominated or referenced and are periodically adjusted for market factors, including inflation, and Sempra Infrastructure generally enters into lump-sum contracts for its large construction projects in which much of the risk during construction is absorbed or hedged by the EPC contractor. If additional costs were to become subject to significant inflationary pressures, we may not be able to fully recover such higher costs through contractual adjustments for inflation, which may have a significant effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements are listed on the Index to Consolidated Financial Statements set forth on page F-1 of this annual report on Form 10-K.
2023 Form 10-K | 101

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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Sempra, SDG&E, SoCalGas
The respective management of Sempra, SDG&E and SoCalGas is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these evaluations, each company’s management concluded that its internal control over financial reporting was effective as of December 31, 2023. Deloitte & Touche LLP audited the effectiveness of each company’s internal control over financial reporting as of December 31, 2023, as stated in their reports, which are included in this annual report on Form 10-K.
There have been no changes in Sempra’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, any such company’s internal control over financial reporting.
2023 Form 10-K | 102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Sempra:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sempra and subsidiaries (“Sempra”) as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, Sempra maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2023, of Sempra and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.
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
February 27, 2024
2023 Form 10-K | 103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder and Board of Directors of San Diego Gas & Electric Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of San Diego Gas & Electric Company (“SDG&E”) as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, SDG&E maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2023, of SDG&E and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.
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
February 27, 2024

2023 Form 10-K | 104

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Southern California Gas Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Southern California Gas Company (“SoCalGas”) as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, SoCalGas maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2023, of SoCalGas and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 27, 2024
2023 Form 10-K | 105

ITEM 9B. OTHER INFORMATION
(a)None.
(b)During the last fiscal quarter, (i) each of the individuals listed below, who were at the time Sempra directors or officers, adopted a Rule 10b5-1 trading arrangement with respect to the securities of Sempra, with the material terms described below; (ii) no Sempra directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement with respect to the securities of Sempra; and (iii) no SDG&E or SoCalGas directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement with respect to the securities of each such Registrant. As used herein, directors and officers are as defined in Rule 16a-1(f) under the Exchange Act, a Rule 10b5-1 trading arrangement is as defined in Item 408(a) of SEC Regulation S-K, and a non-Rule 10b5-1 trading arrangement is as defined in Item 408(c) of SEC Regulation S-K. All Rule 10b5-1 trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

RULE 10B5-1 TRADING ARRANGEMENTS
(In the three months ended December 31, 2023)
Name and title of the director or officer	Date on which the director or officer adopted or terminated the trading arrangement	Duration of the trading arrangement	Aggregate number of securities to be purchased or sold pursuant to the trading arrangement
Trevor I. Mihalik, Executive Vice President and Group President	November 13, 2023	From March 6, 2024 until all shares are sold or the trading arrangement is otherwise terminated
32,937 owned shares of Sempra common stock; 24,634 shares of Sempra common stock subject to performance-based RSUs vested in January and February of 2024; all shares of Sempra common stock subject to 27,925 performance-based RSUs vesting in January and February of 2025(1), less shares to which Mr. Mihalik would otherwise be entitled that are withheld to satisfy minimum statutory tax withholding requirements

Karen L. Sedgwick, Executive Vice President and Chief Financial Officer	November 30, 2023	From March 7, 2024 until all shares are sold or the trading arrangement is otherwise terminated	8,782 shares of Sempra common stock subject to time-based and performance-based RSUs vested in January and February of 2024
(1)    Shares subject to the performance-based RSUs scheduled to vest in January and February of 2025 generally will vest, in whole or in part, or be forfeited in early 2025 based on our total shareholder return for the three-year performance period ending on January 2, 2025 and EPS growth (as adjusted for LTIP purposes) for the three-year performance period ending on December 31, 2024. The number of shares that will vest may range from 0% to 200% of the target number of shares (plus dividend equivalents) and cannot be ascertained until the performance period has ended and the Compensation and Talent Development Committee of Sempra’s board of directors has certified the results.

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
2023 Form 10-K | 106

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We provide the information required by Item 401 of SEC Regulation S-K, as required by this item, with respect to executive officers of Sempra and SoCalGas in “Part I – Item 1. Business – Other Matters – Information About Our Executive Officers.” The other information required by this item is incorporated by reference from “Corporate Governance” and “Proposal 1: Election of Directors” in the proxy statement to be filed for the May 2024 annual meeting of shareholders for Sempra and from the information statement to be filed for the May 2024 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from “Executive Compensation,” including “Compensation Discussion and Analysis,” “Compensation and Talent Development Committee Report” and “Compensation Tables” (except for the disclosure under the heading “Pay-Versus-Performance”), in the proxy statement to be filed for the May 2024 annual meeting of shareholders for Sempra and from the information statement to be filed for the May 2024 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Sempra has LTIPs that permit the grant of a wide variety of equity and equity-based incentive awards to directors, officers and key employees. At December 31, 2023, outstanding awards consisted of stock options and RSUs held by 452 employees.
The following table sets forth information regarding our equity compensation plans at December 31, 2023.

EQUITY COMPENSATION PLANS(1)

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of additional shares remaining available for future issuance(4)
Sempra:
2013 LTIP	303,752	$53.38	—
2019 LTIP	3,810,999	$68.62	8,918,154
(1)    Excludes dividend equivalents.
(2)    The 2013 LTIP consists of 303,752 options to purchase shares of our common stock, all of which were granted at an exercise price equal to 100% of the grant date fair market value of the shares subject to the option. The 2019 LTIP consists of 1,456,046 options to purchase shares of our common stock, all of which were granted at an exercise price equal to 100% of the grant date fair market value of the shares subject to the option, 1,829,984 performance-based RSUs and 524,969 service-based RSUs. Each performance-based RSU granted under the 2019 LTIP represents the right to receive from zero to 2.0 shares of our common stock if applicable performance conditions are satisfied. For purposes of this table, the number of shares of common stock shown to be subject to each performance-based RSU is 1.0 share, which assumes performance conditions are satisfied at the target level.
(3)    Represents the weighted-average exercise price of the 303,752 and 1,456,046 outstanding options to purchase shares of our common stock under the 2013 LTIP and the 2019 LTIP, respectively.
(4)    The number of shares available for future issuance is increased by the number of shares to which each participant would otherwise be entitled that are withheld or surrendered to satisfy the exercise price or to satisfy tax withholding obligations relating to any plan awards, and is also increased by the number of shares subject to awards that expire or are forfeited, canceled or otherwise terminated without the issuance of shares. No new awards may be granted under the 2013 LTIP.

We provide additional discussion of share-based compensation in Note 10 of the Notes to Consolidated Financial Statements.
2023 Form 10-K | 107

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by Item 403 of SEC Regulation S-K, as required by this item, is incorporated by reference from “Share Ownership” in the proxy statement to be filed for the May 2024 annual meeting of shareholders for Sempra and from the information statement to be filed for the May 2024 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from “Corporate Governance” in the proxy statement to be filed for the May 2024 annual meeting of shareholders for Sempra and from the information statement to be filed for the May 2024 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services is presented below for Sempra, SDG&E and SoCalGas. The following table shows the fees paid to Deloitte & Touche LLP, the independent registered public accounting firm for Sempra, SDG&E and SoCalGas, for services provided for 2023 and 2022.

PRINCIPAL ACCOUNTANT FEES
(Dollars in thousands)
	Sempra		SDG&E		SoCalGas
	Fees	Percent of total	Fees	Percent of total	Fees	Percent of total
2023:
Audit fees:
Consolidated financial statements, internal controls audits and subsidiary audits	$11,808		$2,976		$3,970
Regulatory filings and related services	513		170		85
Total audit fees	12,321	81%	3,146	87%	4,055	90%
Audit-related fees:
Employee benefit plan audits	545		175		304
Other audit-related services(1)	1,643		175		115
Total audit-related fees	2,188	14	350	9	419	9
Tax fees(2)	668	5	135	4	46	1
All other fees(3)	59	—	—	—	—	—
Total fees	$15,236	100%	$3,631	100%	$4,520	100%
2022:
Audit fees:
Consolidated financial statements, internal controls audits and subsidiary audits	$10,872		$3,013		$3,549
Regulatory filings and related services	290		65		130
Total audit fees	11,162	83%	3,078	87%	3,679	92%
Audit-related fees:
Employee benefit plan audits	520		169		287
Other audit-related services(1)	1,245		165		—
Total audit-related fees	1,765	13	334	10	287	7
Tax fees(2)	477	3	116	3	17	1
All other fees(3)	94	1	—	—	—	—
Total fees	$13,498	100%	$3,528	100%	$3,983	100%
(1)    Other audit-related services primarily relate to statutory audits and agreed upon procedures.
(2)    Tax fees relate to tax consulting and compliance services.
(3)    All other fees relate to training and conferences.

2023 Form 10-K | 108

The Audit Committee of Sempra’s board of directors is directly responsible for the appointment, compensation, retention and oversight, including the oversight of the audit fee negotiations, of the independent registered public accounting firm for Sempra and its subsidiaries, including SDG&E and SoCalGas. As a matter of good corporate governance, each of the Sempra, SDG&E and SoCalGas boards of directors reviewed the performance of Deloitte & Touche LLP and appointed them as the independent registered public accounting firm for each of Sempra, SDG&E and SoCalGas, respectively. Sempra’s board of directors has determined that each member of its Audit Committee is an independent director and is financially literate, and that Mr. Jack T. Taylor, who chairs the committee, is an audit committee financial expert as defined by the rules of the SEC.
Except where pre-approval is not required by SEC rules, Sempra’s Audit Committee pre-approves all audit, audit-related and permissible non-audit services provided by Deloitte & Touche LLP for Sempra and its subsidiaries, including all services provided by Deloitte & Touche LLP for Sempra, SDG&E and SoCalGas in 2023 and 2022. The committee’s pre-approval policies and procedures provide for the general pre-approval of specific types of services and give detailed guidance to management as to the services that are eligible for general pre-approval, and they require specific pre-approval of all other permitted services. For both types of pre-approval, the committee considers whether the services to be provided are consistent with maintaining the firm’s independence. The committee’s policies and procedures also delegate authority to the Chair of the committee to address any requests for pre-approval of services between committee meetings, with any pre-approval decisions to be reported to the committee at its next scheduled meeting.

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
2023 Form 10-K | 109

EXHIBITS
EXHIBIT INDEX
The exhibits listed below relate to each registrant as indicated. Unless otherwise indicated, the exhibits that are incorporated by reference herein were filed under File Number 1-14201 (Sempra), File Number 1-40 (Pacific Lighting Corporation), File Number 1-03779 (San Diego Gas & Electric Company) and/or File Number 1-01402 (Southern California Gas Company). All exhibits to which Sempra is a party have been named in this Exhibit Index with Sempra’s current legal name (Sempra) rather than its former legal name (Sempra Energy) regardless of the date of the exhibit.

EXHIBIT INDEX
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

EXHIBIT 3 -- BYLAWS AND ARTICLES OF INCORPORATION

Sempra
3.1	Amended and Restated Articles of Incorporation of Sempra effective May 23, 2008.		10-K	3.1	02/27/20

3.2	Certificate of Determination of Preferences of the 6% Mandatory Convertible Preferred Stock, Series A, of Sempra (including the form of certificate representing the 6% Mandatory Convertible Preferred Stock, Series A), filed with the Secretary of State of the State of California and effective January 5, 2018.		8-K	3.1	01/09/18

3.3	Certificate of Determination of Preferences of the 6.75% Mandatory Convertible Preferred Stock, Series B, of Sempra (including the form of certificate representing the 6.75% Mandatory Convertible Preferred Stock, Series B), filed with the Secretary of State of the State of California and effective July 11, 2018.		8-K	3.1	07/13/18

3.4	Certificate of Determination of Preferences of 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Stock, Series C, of Sempra (including the form of certificate representing the 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C), filed with the Secretary of State of California and effective June 11, 2020.		8-K	3.1	06/15/20

3.5	Certificate of Amendment of Amended and Restated Articles of Incorporation of Sempra dated May 12, 2023.		8-K	3.1	05/16/23

3.6	Bylaws of Sempra (as amended through May 12, 2023).		8-K	3.2	05/16/23

San Diego Gas & Electric Company
3.7	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective August 15, 2014.		10-K	3.4	02/26/15

3.8	Bylaws of San Diego Gas & Electric (as amended through October 26, 2016).		10-Q	3.1	11/02/16

Southern California Gas Company
3.9	Restated Articles of Incorporation of Southern California Gas Company effective October 7, 1996.		10-K	3.01	03/28/97

3.10	Bylaws of Southern California Gas Company (as amended through January 30, 2017).		8-K	3.1	01/31/17

2023 Form 10-K | 110

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
Certain instruments defining the rights of holders of long-term debt instruments are not required to be filed or incorporated by reference herein pursuant to Item 601(b)(4)(iii)(A) of SEC Regulation S-K. Each registrant agrees to furnish a copy of such instruments to the SEC upon request.

Sempra
4.1	Description of rights of Sempra Common Stock (Amended and Restated Articles of Incorporation of Sempra effective May 23, 2008, as amended by the Certificate of Amendment of Amended and Restated Articles of Incorporation of Sempra dated May 12, 2023) (included as Exhibits 3.1 and 3.5 above).		10-K	3.1	02/27/20

4.2	Description of Securities.	X

4.3	Certificate of Determination of Preferences of the 6% Mandatory Convertible Preferred Stock, Series A, of Sempra (including the form of certificate representing the 6% Mandatory Convertible Preferred Stock, Series A), filed with the Secretary of State of the State of California and effective January 5, 2018 (included as Exhibit 3.2 above).		8-K	3.1	01/09/18

4.4	Certificate of Determination of Preferences of the 6.75% Mandatory Convertible Preferred Stock, Series B, of Sempra (including the form of certificate representing the 6.75% Mandatory Convertible Preferred Stock, Series B) filed with the Secretary of State of California and effective July 11, 2018 (included as Exhibit 3.3 above).		8-K	3.1	07/13/18

4.5	Certificate of Determination of Preferences of 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Stock, Series C, of Sempra (including the form of certificate representing the 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C), filed with the Secretary of State of California and effective June 11, 2020 (included as Exhibit 3.4 above).		8-K	3.1	06/15/20

4.6	Indenture dated as of February 23, 2000, between Sempra and U.S. Bank Trust National Association, as Trustee.		S-3ASR 333-153425	4.1	09/11/08

4.7	Officers’ Certificate of Sempra, including the form of its 6.00% Note due 2039.		8-K	4.1	10/08/09

4.8	Officers’ Certificate of Sempra, including the form of its 3.250% Note due 2027.		8-K	4.1	06/09/17

4.9	Officers’ Certificate of Sempra, including the forms of its 3.400% Note due 2028, its 3.800% Note due 2038, and its 4.000% Note due 2048.		8-K	4.1	01/12/18

4.10	Officers’ Certificate of Sempra, including the form of its 3.300% Note due 2025 and the form of its 3.700% Note due 2029.		8-K	4.1	03/24/22

4.11	Officers’ Certificate of Sempra, including the form of its 5.400% Note due 2026 and the form of its 5.500% Note due 2033.		8-K	4.1	06/23/23

4.12	Subordinated Indenture, dated as of June 26, 2019, between Sempra and U.S. Bank National Association, as trustee.		8-K	4.2	06/26/19

4.13	Officers’ Certificate of Sempra, including the form of its 5.750% Junior Subordinated Note due 2079.		8-K	4.1	06/26/19

4.14	Officers' Certificate of Sempra, including the form of its 4.125% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2052.		8-K	4.1	11/19/21

2023 Form 10-K | 111

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

Southern California Gas Company
4.15	Description of preferences of Preferred Stock, Preference Stock and Series Preferred Stock (Southern California Gas Company Restated Articles of Incorporation) (included as Exhibit 3.9 above).		10-K	3.01	03/28/97

4.16	Description of Securities.		10-K	4.9	02/27/20

Sempra / San Diego Gas & Electric Company
4.17	Mortgage and Deed of Trust dated July 1, 1940.		2-4769	B-3	(1)

4.18	Second Supplemental Indenture dated as of March 1, 1948.		2-7418	B-5B	(1)

4.19	Ninth Supplemental Indenture dated as of August 1, 1968.		333-52150	4.5	(1)

4.20	Tenth Supplemental Indenture dated as of December 1, 1968.		2-36042	2-K	(1)

4.21	Sixteenth Supplemental Indenture dated August 28, 1975.		33-34017	4.2	(1)

4.22	Fiftieth Supplemental Indenture, dated as of May 19, 2005.		8-K	4.1	05/19/05

4.23	Fifty-Second Supplemental Indenture, dated as of June 8, 2006.		8-K	4.1	06/08/06

4.24	Fifty-Fourth Supplemental Indenture, dated as of September 20, 2007.		8-K	4.1	09/20/07

4.25	Fifty-Fifth Supplemental Indenture, dated as of May 14, 2009.		8-K	4.1	05/15/09

4.26	Fifty-Sixth Supplemental Indenture, dated as of May 13, 2010.		8-K	4.1	05/13/10

4.27	Fifty-Seventh Supplemental Indenture, dated as of August 26, 2010.		8-K	4.1	08/26/10

4.28	Sixtieth Supplemental Indenture, dated as of November 17, 2011.		8-K	4.1	11/17/11

4.29	Sixty-First Supplemental Indenture, dated as of March 22, 2012.		8-K	4.1	03/23/12

4.30	Sixty-Fifth Supplemental Indenture, dated as of May 19, 2016.		8-K	4.1	05/19/16

4.31	Sixty-Sixth Supplemental Indenture, dated as of June 8, 2017.		8-K	4.1	06/08/17

4.32	Sixty-Seventh Supplemental Indenture, dated as of May 17, 2018.		8-K	4.1	05/17/18

4.33	Sixty-Eighth Supplemental Indenture, dated as of May 31, 2019.		8-K	4.1	05/31/19

4.34	Sixty-Ninth Supplemental Indenture, dated as of April 7, 2020.		8-K	4.1	04/07/20

4.35	Seventieth Supplemental Indenture, dated as of September 28, 2020.		8-K	4.1	09/28/20

4.36	Seventy-First Supplemental Indenture, dated as of August 13, 2021.		8-K	4.1	08/13/21

4.37	Seventy-Second Supplemental Indenture, dated as of March 11, 2022.		8-K	4.1	03/11/22

4.38	Seventy-Third Supplemental Indenture, dated as of March 11, 2022.		8-K	4.2	03/11/22

4.39	Seventy-Fourth Supplemental Indenture, dated as of March 10, 2023.		8-K	4.1	03/10/23

4.40	Seventy-Fifth Supplemental Indenture, dated as of August 11, 2023.		8-K	4.1	08/11/23

(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates the SEC’s Electronic Data Gathering, Analysis, and Retrieval (EDGAR) database.
2023 Form 10-K | 112

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

Sempra / Southern California Gas Company
4.41	First Mortgage Indenture of Southern California Gas Company to American Trust Company dated October 1, 1940.		2-4504	B-4	(1)

4.42	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of July 1, 1947.		10-K	4.40	02/28/23

4.43	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955.		2-11997	4.07	(1)

4.44	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of December 1, 1956.		10-K	4.09	02/23/07

4.45	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank dated as of June 1, 1965.		10-K	4.10	02/23/07

4.46	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of August 1, 1972.		2-59832	2.19	(1)

4.47	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of May 1, 1976.		2-56034	2.20	(1)

4.48	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of September 15, 1981.		333-70654	4.24	(1)

4.49	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of November 18, 2005.		8-K	4.1	11/18/05

4.50	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of November 18, 2010.		8-K	4.1	11/18/10

4.51	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of September 21, 2012.		8-K	4.1	09/21/12

4.52	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of March 13, 2014.		8-K	4.1	03/13/14

4.53	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of September 11, 2014.		8-K	4.1	09/11/14

4.54	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of June 18, 2015.		8-K	4.2	06/18/15

4.55	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of June 3, 2016.		8-K	4.1	06/03/16

4.56	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of May 15, 2018.		8-K	4.1	05/15/18

4.57	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of September 24, 2018.		8-K	4.1	09/24/18

4.58	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of June 4, 2019.		8-K	4.1	06/04/19

4.59	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of January 9, 2020.		8-K	4.1	01/09/20

4.60	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of March 29, 2022.		10-Q	4.5	05/05/22

(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates EDGAR.
2023 Form 10-K | 113

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

4.61	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of November 14, 2022.		8-K	4.1	11/14/22

4.62	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of May 23, 2023.		8-K	4.1	05/23/23

4.63	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of May 23, 2023.		8-K	4.2	05/23/23

4.64	Indenture, dated as of May 1, 1989, between Southern California Gas Company and Citibank, N.A., as trustee.		333-28260	4.1.1	(1)

4.65	First Supplemental Indenture, dated as of October 1, 1992, between Southern California Gas Company and Citibank, N.A., as trustee.		8-K	4.1.2	(1)

4.66	Form of 5.670% Medium Term Note due 2028.		8-K	4.2.1	(1)

4.67	Senior Indenture, dated as of September 21, 2020, between Southern California Gas Company and U.S. Bank National Association, as trustee.		8-K	4.1	09/21/20

4.68	Officers’ Certificate of Southern California Gas Company, including the form of its 2.950% Note due 2027.		8-K	4.1	03/14/22

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra
10.1*	Second Amended and Restated Engineering, Procurement and Construction Contract, dated as of October 19, 2022, between Port Arthur LNG, LLC and PALNG Common Facilities Company, LLC (but only for the limited purpose set forth therein), and Bechtel Energy Inc. (F/K/A Bechtel Oil, Gas and Chemicals, Inc.)		10-K	10.1	02/28/23

10.2*	Amendment No. 1, dated as of March 1, 2023, to the Second Amended and Restated Engineering, Procurement and Construction Contract, between Port Arthur LNG, LLC, PALNG Common Facilities Company, LLC (but only for the limited purposes set forth therein), and Bechtel Energy Inc. (F/K/A Bechtel Oil, Gas and Chemicals, Inc.).		8-K	10.1	03/20/23

Sempra / San Diego Gas & Electric Company / Southern California Gas Company
10.3	Form of Continental Forge and California Class Action Price Reporting Settlement Agreement dated as of January 4, 2006.		8-K	99.1	01/05/06

Sempra / San Diego Gas & Electric Company
10.4	Amended and Restated Operating Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011.		10-Q	10.4	05/09/11

10.5	Amended and Restated Servicing Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011.		10-Q	10.5	05/09/11

Sempra / Southern California Gas Company

10.6	Master Agreement to Resolve JCCP No. 4861 Private Party Claims, dated as of September 26, 2021, by and among Sempra, Southern California Gas Company, and the plaintiffs’ law firms listed on the signature pages thereto.		8-K	10.1	09/27/21

10.7	First Amendment to Master Agreement to Resolve JCCP No. 4861 Private Party Claims, dated as of July 15, 2022, by and among Sempra, Southern California Gas Company, and the plaintiffs’ law firms listed on the signature pages thereto.		10-Q	10.1	08/04/22

* Portions of the exhibit have been omitted in accordance with applicable SEC rules.
(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates EDGAR.
2023 Form 10-K | 114

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

Management Contract or Compensatory Plan, Contract or Arrangement
Sempra / San Diego Gas & Electric Company / Southern California Gas Company
10.8	Form of Sempra 2019 Long-Term Incentive Plan 2024 Nonqualified Stock Option Award Agreement.	X

10.9	Form of Sempra 2019 Long-Term Incentive Plan 2024 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.	X

10.10	Form of Sempra 2019 Long-Term Incentive Plan 2024 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Index.	X

10.11	Form of Sempra 2019 Long-Term Incentive Plan 2024 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Utilities Index.	X

10.12	Form of Sempra 2019 Long-Term Incentive Plan 2024 Time-Based Restricted Stock Unit Award - Three Year Ratable Vest.	X

10.13	Form of Sempra 2019 Long-Term Incentive Plan 2021, 2022 and 2023 Nonqualified Stock Option Award Agreement.		10-K	10.6	02/25/21

10.14	Form of Sempra 2019 Long-Term Incentive Plan 2022 and 2023 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-K	10.7	02/25/21

10.15	Form of Sempra 2019 Long-Term Incentive Plan 2022 and 2023 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Index.		10-K	10.8	02/25/21

10.16	Form of Sempra 2019 Long-Term Incentive Plan 2022 and 2023 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Utilities Index.		10-K	10.9	02/25/21

10.17	Form of Sempra 2019 Long-Term Incentive Plan 2020 Nonqualified Stock Option Award Agreement.		10-K	10.5	02/27/20

10.18	Form of Sempra 2019 Long-Term Incentive Plan 2020 Time-Based Restricted Stock Unit Award - Four Year Award Vest.		10-Q	10.1	11/05/20

10.19	Amended and Restated Sempra 2019 Long-Term Incentive Plan.		10-Q	10.1	11/03/23

10.20	Form of Sempra 2013 Long-Term Incentive Plan 2019 Nonqualified Stock Option Award Agreement.		10-Q	10.1	05/07/19

10.21	Form of Indemnification Agreement with Directors and Executive Officers (executed before January 2011).		10-Q	10.2	08/07/08

10.22	Form of Indemnification Agreement with Directors and Executive Officers (executed after January 2011).		10-Q	10.1	05/04/16

10.23	Form of Sempra Shared Services Executive Incentive Compensation Plan.		10-K	10.19	02/27/14

10.24	Amendment Number 1 to the Amended and Restated Sempra 2013 Long-Term Incentive Plan.		10-K	10.26	02/25/21

10.25	Amended and Restated Sempra 2013 Long-Term Incentive Plan.		10-K	10.5	02/26/16

10.26	Amended and Restated Sempra Employee and Director Savings Plan, formerly known as the Sempra 2005 Deferred Compensation Plan.		10-Q	10.2	11/03/23

2023 Form 10-K | 115

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

10.27	Amended and Restated Sempra Deferred Compensation and Excess Savings Plan.		10-K	10.28	02/28/17

10.28	2009 Amendment and Restatement of the Sempra Supplemental Executive Retirement Plan effective July 1, 2009.		10-K	10.28	02/26/16

10.29	First Amendment to the 2009 Amendment and Restatement of the Sempra Supplemental Executive Retirement Plan effective February 11, 2010.		10-K	10.29	02/26/16

10.30	Second Amendment to the 2009 Amendment and Restatement of the Sempra Supplemental Executive Retirement Plan effective January 1, 2014.		10-K	10.43	02/26/15

10.31	2015 Amendment and Restatement of the Sempra Cash Balance Restoration Plan effective November 10, 2015.		10-K	10.31	02/26/16

10.32	Sempra Amended and Restated Executive Life Insurance Plan.		10-K	10.22	02/26/13

10.33	Sempra Executive Personal Financial Planning Program Policy Document.		10-K	10.35	02/27/20

Sempra
10.34	Form of Sempra 2019 Long-Term Incentive Plan Non-Employee Directors’ Annual Restricted Stock Unit Award.	X

10.35	Form of Sempra 2019 Long-Term Incentive Plan Non-Employee Directors’ Initial Restricted Stock Unit Award.	X

10.36	Sempra Amended and Restated Retirement Plan for Directors.		10-Q	10.7	08/07/08

10.37	Sempra Annual Incentive Plan.		10-Q	10.7	05/07/18

10.38	Severance Pay Agreement between Sempra and Justin C. Bird, signed January 23, 2024 and effective January 1, 2024.	X

10.39	Severance Pay Agreement between Sempra and Diana L. Day, signed February 28, 2023 and effective March 1, 2023.	X

10.40	Amended and Restated Severance Pay Agreement between Sempra and Jeffrey W. Martin, signed January 4, 2023 and effective January 1, 2023.		10-K	10.38	02/28/23

10.41	Amended and Restated Severance Pay Agreement between Sempra and Trevor I. Mihalik, signed January 3, 2023 and effective January 1, 2023.		10-K	10.40	02/28/23

10.42	Amended and Restated Severance Pay Agreement between Sempra and Karen L. Sedgwick, signed January 25, 2024 and effective January 1, 2024.	X

10.43	Amended and Restated Severance Pay Agreement between Sempra and Peter R. Wall, signed December 30, 2022 and effective January 1, 2023.		10-K	10.41	02/28/23

Sempra / San Diego Gas & Electric Company
10.44	Form of San Diego Gas & Electric Company Executive Incentive Compensation Plan.		10-K	10.64	02/27/14

10.45	Amended and Restated Severance Pay Agreement between Sempra and Valerie A. Bille, signed February 28, 2023 and effective March 1, 2023.		10-Q	10.7	05/04/23

10.46	Amended and Restated Severance Pay Agreement between Sempra and Bruce A. Folkmann, signed February 27, 2023 and effective March 1, 2023.		10-Q	10.8	05/04/23

10.47	Amended and Restated Severance Pay Agreement between Sempra and Kevin C. Geraghty, signed March 6, 2023 and effective March 1, 2023.		10-Q	10.9	05/04/23

2023 Form 10-K | 116

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

10.48	Amended and Restated Severance Pay Agreement between Sempra and Erbin Keith, signed March 10, 2023 and effective as of March 1, 2023.		10-Q	10.10	05/04/23

10.49	Amended and Restated Severance Pay Agreement between Sempra and Caroline A. Winn, signed March 3, 2023 and effective March 1, 2023.		10-Q	10.11	05/04/23

Sempra / Southern California Gas Company
10.50	Form of Southern California Gas Company Executive Incentive Compensation Plan.		10-K	10.71	02/27/14

10.51	Amended and Restated Severance Pay Agreement between Sempra and David J. Barrett, signed March 7, 2023 and effective March 1, 2023.		10-Q	10.12	05/04/23

10.52	Amended and Restated Severance Pay Agreement between Sempra and Maryam S. Brown, signed February 27, 2023 and effective March 1, 2023.		10-Q	10.13	05/04/23

10.53	Amended and Restated Severance Pay Agreement between Sempra and Jimmie I. Cho, signed February 28, 2023 and effective March 1, 2023.		10-Q	10.14	05/04/23

10.54	Amended and Restated Severance Pay Agreement between Sempra and Mia L. DeMontigny, signed March 2, 2023 and effective March 1, 2023.		10-Q	10.15	05/04/23

10.55	Amended and Restated Severance Pay Agreement between Sempra and Scott D. Drury signed March 5, 2023 and effective March 1, 2023.		10-Q	10.16	05/04/23

EXHIBIT 14 -- CODE OF ETHICS

Sempra / San Diego Gas & Electric Company / Southern California Gas Company
14.1	Sempra Code of Business Conduct and Ethics for Directors and Principal and Executive Officers (also applies to Principal Officers of San Diego Gas & Electric Company and Southern California Gas Company).		10-K	14.1	02/25/22

2023 Form 10-K | 117

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 21 -- SUBSIDIARIES

Sempra
21.1	Sempra Schedule of Certain Subsidiaries at December 31, 2023.	X

EXHIBIT 23 -- CONSENTS OF EXPERTS AND COUNSEL

Sempra
23.1	Sempra Consent of Independent Registered Public Accounting Firm.	X

23.2	Oncor Electric Delivery Holdings Company LLC Consent of Independent Auditors.	X

San Diego Gas & Electric Company
23.3	San Diego Gas & Electric Company Consent of Independent Registered Public Accounting Firm.	X

Southern California Gas Company
23.4	Southern California Gas Company Consent of Independent Registered Public Accounting Firm.	X

EXHIBIT 24 -- POWERS OF ATTORNEY

Sempra
24.1	Power of attorney of Sempra signatories (incorporated by reference to the signature page hereto).	X

San Diego Gas & Electric Company
24.2	Power of attorney of San Diego Gas & Electric Company signatories (incorporated by reference to the signature page hereto).	X

Southern California Gas Company
24.3	Power of attorney of Southern California Gas Company signatories (incorporated by reference to the signature page hereto).	X

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra
31.1	Certification of Sempra’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

2023 Form 10-K | 118

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra
32.1	Certification of Sempra’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 97 -- POLICY RELATING TO RECOVERY OF ERRONEOUSLY AWARDED COMPENSATION

Sempra / San Diego Gas & Electric Company / Southern California Gas Company
97.1	Compensation Recovery Policy.	X

EXHIBIT 99 -- ADDITIONAL EXHIBITS

Sempra
99.1
Audited consolidated financial statements of Oncor Electric Delivery Holdings Company LLC and subsidiaries as of December 31, 2023 and 2022 for each of the three years ended in the period ended December 31, 2023, and the related Independent Auditors’ Report.
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

2023 Form 10-K | 119

ITEM 16. FORM 10-K SUMMARY
Not applicable.
2023 Form 10-K | 120

Sempra:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA, (Registrant)
By: /s/ J. Walker Martin
J. Walker Martin Chairman, Chief Executive Officer and President

Date: February 27, 2024

POWER OF ATTORNEY
Each of the undersigned officers and directors of the registrant hereby severally constitutes and appoints each individual who, at the time of acting under this power of attorney, is the Principal Executive Officer (however designated), the Principal Financial Officer (however designated) or the Principal Accounting Officer (however designated) of Sempra, and each of them singly (with full power to each of them to act alone), as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him or her and in his or her name, place and stead, and in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed in accordance with the laws of the State of California and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: J. Walker Martin Chief Executive Officer and President	/s/ J. Walker Martin	February 27, 2024

Principal Financial Officer: Karen L. Sedgwick Executive Vice President and Chief Financial Officer	/s/ Karen L. Sedgwick	February 27, 2024

Principal Accounting Officer: Peter R. Wall Senior Vice President, Controller and Chief Accounting Officer	/s/ Peter R. Wall	February 27, 2024

2023 Form 10-K | 121

Directors:	Signature	Date
J. Walker Martin, Chairman	/s/ J. Walker Martin	February 27, 2024

Andrés Conesa, Director	/s/ Andrés Conesa	February 27, 2024

Pablo A. Ferrero, Director	/s/ Pablo A. Ferrero	February 27, 2024

Richard J. Mark, Director	/s/ Richard J. Mark	February 27, 2024

Bethany J. Mayer, Director	/s/ Bethany J. Mayer	February 27, 2024

Michael N. Mears, Director	/s/ Michael N. Mears	February 27, 2024

Jack T. Taylor, Director	/s/ Jack T. Taylor	February 27, 2024

Cynthia J. Warner, Director	/s/ Cynthia J. Warner	February 27, 2024

James C. Yardley, Director	/s/ James C. Yardley	February 27, 2024
2023 Form 10-K | 122

San Diego Gas & Electric Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)
By: /s/ Caroline A. Winn
Caroline A. Winn Chief Executive Officer

Date: February 27, 2024

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

Name/Title	Signature	Date
Principal Executive Officer: Caroline A. Winn Chief Executive Officer	/s/ Caroline A. Winn	February 27, 2024

Principal Financial Officer: Bruce A. Folkmann President and Chief Financial Officer	/s/ Bruce A. Folkmann	February 27, 2024

Principal Accounting Officer: Valerie A. Bille Vice President, Controller and Chief Accounting Officer	/s/ Valerie A. Bille	February 27, 2024
Directors:
Trevor I. Mihalik, Non-Executive Chairman	/s/ Trevor I. Mihalik	February 27, 2024

Robert J. Borthwick, Director	/s/ Robert J. Borthwick	February 27, 2024

Karen L. Sedgwick, Director	/s/ Karen L. Sedgwick	February 27, 2024

Caroline A. Winn, Director	/s/ Caroline A. Winn	February 27, 2024
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
2023 Form 10-K | 123

Southern California Gas Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)
By: /s/ Scott D. Drury
Scott D. Drury Chief Executive Officer

Date: February 27, 2024

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

Name/Title	Signature	Date
Principal Executive Officer: Scott D. Drury Chief Executive Officer	/s/ Scott D. Drury	February 27, 2024

Principal Financial and Accounting Officer: Mia L. DeMontigny Senior Vice President, Chief Financial Officer and Chief Accounting Officer	/s/ Mia L. DeMontigny	February 27, 2024
Directors:
Trevor I. Mihalik, Non-Executive Chairman	/s/ Trevor I. Mihalik	February 27, 2024

Diana L. Day, Director	/s/ Diana L. Day	February 27, 2024

Scott D. Drury, Director	/s/ Scott D. Drury	February 27, 2024

Lisa Larroque Alexander, Director	/s/ Lisa Larroque Alexander	February 27, 2024
2023 Form 10-K | 124

2023 Form 10-K | F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Sempra:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sempra and subsidiaries (“Sempra”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, the related notes, and the schedule listed in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Sempra as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), Sempra’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024, expressed an unqualified opinion on Sempra’s internal control over financial reporting.
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
Regulatory Accounting – Impact of Rate Regulation on the Financial Statements – Refer to Note 1 of the Notes to Financial Statements
Critical Audit Matter Description
Sempra is subject to rate regulation by regulators and commissions in various jurisdictions (collectively, the “Commissions”) that have jurisdiction with respect to the rates of electric and gas transmission and distribution companies in those jurisdictions. Management has determined it meets the requirements under U.S. GAAP to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.
We identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of regulatory orders on the financial statements. Management’s judgments include assessing the likelihood of (1) the recovery in future rates of incurred costs and (2) potential refunds to customers. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
2023 Form 10-K | F-2

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation and the uncertainty of future decisions by the Commissions included the following, among others:
▪We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in rates of costs deferred as regulatory assets, and (2) a refund or a reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
▪We read relevant regulatory orders issued by the Commissions for Sempra and other publicly available information to assess the likelihood of recovery in rates, or of a reduction in rates, based on precedents of the Commissions’ treatment of similar costs under similar circumstances.
▪We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
▪We evaluated Sempra’s disclosures related to the impacts of rate regulation.
Hedge Accounting Applied to Interest Rate Swaps – Refer to Notes 7 and 11 of the Notes to Financial Statements
Critical Audit Matter Description
Sempra designates qualifying derivative instruments as cash flow hedges. In March 2023, Port Arthur LNG, LLC (“Port Arthur LNG”), a consolidated subsidiary of Sempra, entered into a seven-year term loan facility agreement (the “Term Loan Facility”) with a syndicate of lenders for an aggregate principal amount of approximately $6.8 billion. Also, in March 2023, Port Arthur LNG entered into floating-to-fixed interest rate swaps to hedge the variability in cash flows related to the interest payments on forecasted loans. Sempra designated the floating-to-fixed interest rate swaps as cash flow hedges.
We identified the application of hedge accounting for the interest rate swaps used to hedge the interest payments on the forecasted loans as a critical audit matter due to the significant judgments made by management regarding the applicability of hedge accounting and the assessment of hedge effectiveness of the interest rate swaps, including the probability of refinancing of the loans under the Term Loan Facility. Auditing these judgments required specialized knowledge of accounting for cash flow hedges and a high degree of auditor judgment and subjectivity when designing and performing audit procedures to evaluate the reasonableness of critical assumptions made by management.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of hedge accounting for the interest rates swaps included the following, among others:
▪We tested the effectiveness of controls over management's evaluation of the interest rate swaps and hedging relationships, including the review of critical assumptions used.
▪With the assistance of professionals in our firm having expertise in derivative financial instruments, we evaluated the applicability of hedge accounting for the interest rate swaps.
▪With the assistance of professionals in our firm having fair value expertise, we evaluated the hedge effectiveness by comparing a sample of data points used in management’s effectiveness assessment to independent valuation.
▪We evaluated management's assessment of their ability to obtain the forecasted issuances of fixed-rate debt underlying the cash flow hedge relationship by considering independent market data and similar past transactions completed by Sempra, performing corroborating inquiries with Sempra's finance and treasury departments, and obtaining a management representation that the forecasted transaction is probable of occurring.
▪We evaluated the presentation and disclosure of the interest rate swaps in the financial statements.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 27, 2024

We have served as Sempra’s auditor since 1935.
2023 Form 10-K | F-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder and Board of Directors of San Diego Gas & Electric Company:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of San Diego Gas & Electric Company (“SDG&E”) as of December 31, 2023 and 2022, the related statements of operations, comprehensive income (loss), changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of SDG&E as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), SDG&E’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024, expressed an unqualified opinion on SDG&E’s internal control over financial reporting.
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
Regulatory Accounting – Impact of Rate Regulation on the Financial Statements – Refer to Note 1 of the Notes to Financial Statements
Critical Audit Matter Description
SDG&E is subject to rate regulation by regulators and commissions in various jurisdictions (collectively, the “Commissions”) that have jurisdiction with respect to the rates of electric and gas transmission and distribution companies in those jurisdictions. Management has determined it meets the requirements under U.S. GAAP to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.
We identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of regulatory orders on the financial statements. Management’s judgments include assessing the likelihood of (1) the recovery in future rates of incurred costs and (2) potential refunds to customers. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
2023 Form 10-K | F-4

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation and the uncertainty of future decisions by the Commissions included the following, among others:
▪We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in rates of costs deferred as regulatory assets, and (2) a refund or a reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
▪We read relevant regulatory orders issued by the Commissions for SDG&E and other publicly available information to assess the likelihood of recovery in rates, or of a reduction in rates, based on precedents of the Commissions’ treatment of similar costs under similar circumstances.
▪We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
▪We evaluated SDG&E’s disclosures related to the impacts of rate regulation.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 27, 2024

We have served as SDG&E’s auditor since 1935.
2023 Form 10-K | F-5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Southern California Gas Company:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southern California Gas Company (“SoCalGas”) as of December 31, 2023 and 2022, the related statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of SoCalGas as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), SoCalGas’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024, expressed an unqualified opinion on SoCalGas’ internal control over financial reporting.
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
Regulatory Accounting – Impact of Rate Regulation on the Financial Statements – Refer to Note 1 of the Notes to Financial Statements
Critical Audit Matter Description
SoCalGas is subject to rate regulation by regulators and commissions in various jurisdictions (collectively, the “Commissions”) that have jurisdiction with respect to the rates of gas transmission and distribution companies in those jurisdictions. Management has determined it meets the requirements under U.S. GAAP to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures.
We identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of regulatory orders on the financial statements. Management’s judgments include assessing the likelihood of (1) the recovery in future rates of incurred costs and (2) potential refunds to customers. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
2023 Form 10-K | F-6

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation and the uncertainty of future decisions by the Commissions included the following, among others:
▪We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in rates of costs deferred as regulatory assets, and (2) a refund or a reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
▪We read relevant regulatory orders issued by the Commissions for SoCalGas and other publicly available information to assess the likelihood of recovery in rates, or of a reduction in rates, based on precedents of the Commissions’ treatment of similar costs under similar circumstances.
▪We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
▪We evaluated SoCalGas’ disclosures related to the impacts of rate regulation.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 27, 2024

We have served as SoCalGas’ auditor since 1937.

2023 Form 10-K | F-7

SEMPRA
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2023	2022	2021
REVENUES
Utilities:
Natural gas	$9,495	$7,868	$6,333
Electric	4,334	4,783	4,658
Energy-related businesses	2,891	1,788	1,866
Total revenues	16,720	14,439	12,857

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(3,719)	(2,603)	(1,597)
Cost of electric fuel and purchased power	(375)	(937)	(1,010)
Energy-related businesses cost of sales	(548)	(942)	(611)
Operation and maintenance	(5,459)	(4,746)	(4,341)
Aliso Canyon litigation and regulatory matters	—	(259)	(1,593)
Depreciation and amortization	(2,227)	(2,019)	(1,855)
Franchise fees and other taxes	(677)	(635)	(596)
Gain on sale of assets	1	—	36
Other income, net	131	24	58
Interest income	89	75	69
Interest expense	(1,309)	(1,054)	(1,198)
Income before income taxes and equity earnings	2,627	1,343	219
Income tax expense	(490)	(556)	(99)
Equity earnings	1,481	1,498	1,343
Net income	3,618	2,285	1,463
Earnings attributable to noncontrolling interests	(543)	(146)	(145)
Preferred dividends	(44)	(44)	(63)
Preferred dividends of subsidiary	(1)	(1)	(1)
Earnings attributable to common shares	$3,030	$2,094	$1,254

Basic EPS:
Earnings	$4.81	$3.32	$2.01
Weighted-average common shares outstanding	630,296	630,318	623,510

Diluted EPS:
Earnings	$4.79	$3.31	$2.01
Weighted-average common shares outstanding	632,733	632,757	626,073
See Notes to Consolidated Financial Statements.
2023 Form 10-K | F-8

SEMPRA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2023, 2022 and 2021
	Sempra shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
2023:
Net income	$3,565	$(490)	$3,075	$543	$3,618
Other comprehensive income (loss):
Foreign currency translation adjustments	23	—	23	10	33
Financial instruments	57	(18)	39	(38)	1
Pension and other postretirement benefits	(39)	8	(31)	—	(31)
Total other comprehensive income (loss)	41	(10)	31	(28)	3
Comprehensive income	3,606	(500)	3,106	515	3,621
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$3,605	$(500)	$3,105	$515	$3,620
2022:
Net income	$2,695	$(556)	$2,139	$146	$2,285
Other comprehensive income (loss):
Foreign currency translation adjustments	11	—	11	4	15
Financial instruments	221	(55)	166	50	216
Pension and other postretirement benefits	3	(6)	(3)	—	(3)
Total other comprehensive income	235	(61)	174	54	228
Comprehensive income	2,930	(617)	2,313	200	2,513
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,929	$(617)	$2,312	$200	$2,512
2021:
Net income	$1,417	$(99)	$1,318	$145	$1,463
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	—	(6)	(3)	(9)
Financial instruments	191	(47)	144	14	158
Pension and other postretirement benefits	28	(6)	22	—	22
Total other comprehensive income	213	(53)	160	11	171
Comprehensive income	1,630	(152)	1,478	156	1,634
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,629	$(152)	$1,477	$156	$1,633
See Notes to Consolidated Financial Statements.
2023 Form 10-K | F-9

SEMPRA
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$236	$370
Restricted cash	49	40
Accounts receivable – trade, net	2,151	2,635
Accounts receivable – other, net	561	685
Due from unconsolidated affiliates	31	54
Income taxes receivable	94	113
Inventories	482	403
Prepaid expenses	273	268
Regulatory assets	226	351
Fixed-price contracts and other derivatives	122	803
Greenhouse gas allowances	1,189	141
Other current assets	56	49
Total current assets	5,470	5,912

Other assets:
Restricted cash	104	52
Regulatory assets	3,771	2,588
Greenhouse gas allowances	301	796
Nuclear decommissioning trusts	872	841
Dedicated assets in support of certain benefit plans	549	505
Deferred income taxes	129	135
Right-of-use assets – operating leases	723	655
Investment in Oncor Holdings	14,266	13,665
Other investments	2,244	2,012
Goodwill	1,602	1,602
Other intangible assets	318	344
Wildfire fund	269	303
Other long-term assets	1,603	1,382
Total other assets	26,751	24,880

Property, plant and equipment:
Property, plant and equipment	72,495	63,893
Less accumulated depreciation and amortization	(17,535)	(16,111)
Property, plant and equipment, net	54,960	47,782
Total assets	$87,181	$78,574
See Notes to Consolidated Financial Statements.
2023 Form 10-K | F-10

SEMPRA
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2023	2022
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,342	$3,352
Accounts payable – trade	2,211	1,994
Accounts payable – other	224	275
Due to unconsolidated affiliates	5	—
Dividends and interest payable	691	621
Accrued compensation and benefits	526	484
Regulatory liabilities	553	504
Current portion of long-term debt and finance leases	975	1,019
Reserve for Aliso Canyon costs	31	129
Greenhouse gas obligations	1,189	141
Other current liabilities	1,343	1,380
Total current liabilities	10,090	9,899

Long-term debt and finance leases	27,759	24,548

Deferred credits and other liabilities:
Due to unconsolidated affiliates	307	301
Regulatory liabilities	3,739	3,341
Greenhouse gas obligations	—	565
Pension and other postretirement benefit plan obligations, net of plan assets	407	410
Deferred income taxes	5,254	4,591
Asset retirement obligations	3,642	3,546
Deferred credits and other	2,329	2,117
Total deferred credits and other liabilities	15,678	14,871

Commitments and contingencies (Note 16)

Equity:
Preferred stock (50,000,000 shares authorized):
Preferred stock, series C (900,000 shares outstanding)	889	889
Common stock (1,125,000,000 shares authorized; 631,431,732 and 628,669,356 shares outstanding at December 31, 2023 and 2022, respectively; no par value)	12,204	12,160
Retained earnings	15,732	14,201
Accumulated other comprehensive income (loss)	(150)	(135)
Total Sempra shareholders’ equity	28,675	27,115
Preferred stock of subsidiary	20	20
Other noncontrolling interests	4,959	2,121
Total equity	33,654	29,256
Total liabilities and equity	$87,181	$78,574
See Notes to Consolidated Financial Statements.
2023 Form 10-K | F-11

SEMPRA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,618	$2,285	$1,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,227	2,019	1,855
Deferred income taxes and investment tax credits	249	392	(78)
Gain on sale of assets	(1)	—	(36)
Equity earnings	(1,481)	(1,498)	(1,343)
Foreign currency transaction (gains) losses, net	(2)	24	18
Share-based compensation expense	80	71	63
Fixed-price contracts and other derivatives	(666)	863	206
Bad debt expense	458	122	55
Other	(11)	32	115
Net change in working capital components:
Accounts receivable	168	(976)	(599)
Due to/from unconsolidated affiliates, net	26	(31)	(1)
Income taxes receivable/payable, net	142	(29)	(38)
Inventories	(80)	(17)	(87)
Other current assets	11	(1,608)	(220)
Accounts payable	(270)	430	263
Regulatory balancing accounts, net	260	36	249
Reserve for Aliso Canyon costs	(98)	(1,851)	1,532
Other current liabilities	1,270	228	(105)
Insurance receivable for Aliso Canyon costs	—	360	85
Distributions from investments	912	854	941
Changes in other noncurrent assets and liabilities, net	(594)	(564)	(496)
Net cash provided by operating activities	6,218	1,142	3,842

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(8,397)	(5,357)	(5,015)
Expenditures for investments and acquisitions	(382)	(376)	(633)
Proceeds from sale of assets	3	—	38
Distributions from investments	—	—	366
Purchases of nuclear decommissioning and other trust assets	(610)	(700)	(961)
Proceeds from sales of nuclear decommissioning and other trust assets	661	762	961
Advances to unconsolidated affiliates	—	—	(8)
Repayments of advances to unconsolidated affiliates	—	626	38
Disbursement for note receivable	—	—	(305)
Other	9	6	11
Net cash used in investing activities	$(8,716)	$(5,039)	$(5,508)
See Notes to Consolidated Financial Statements.
2023 Form 10-K | F-12

SEMPRA
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	$(1,483)	$(1,430)	$(1,331)
Preferred dividends paid	(44)	(44)	(99)
Issuances of common stock, net	145	4	5
Repurchases of common stock	(32)	(478)	(339)
Issuances of debt (maturities greater than 90 days)	7,669	9,984	3,773
Payments on debt (maturities greater than 90 days) and finance leases	(6,294)	(4,510)	(5,489)
Increase (decrease) in short-term debt, net	552	(1,266)	1,913
Advances from unconsolidated affiliates	31	28	40
Proceeds from sales of noncontrolling interests, net	1,219	1,732	3,206
Purchases of noncontrolling interests	—	—	(224)
Distributions to noncontrolling interests	(730)	(237)	—
Contributions from noncontrolling interests	1,570	31	4
Settlement of cross-currency swaps	(99)	—	—
Other	(85)	(35)	(199)
Net cash provided by financing activities	2,419	3,779	1,260

Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	(1)	2

Decrease in cash, cash equivalents and restricted cash	(73)	(119)	(404)
Cash, cash equivalents and restricted cash, January 1	462	581	985
Cash, cash equivalents and restricted cash, December 31	$389	$462	$581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$1,172	$1,014	$1,163
Income tax payments, net of refunds	197	284	230

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in Cameron LNG JV investment for guarantee	$—	$—	$22
Repayment of advances from unconsolidated affiliate in lieu of distribution	36	32	45
Accrued capital expenditures	1,052	590	591
Increase in finance lease obligations for investment in PP&E	57	57	43
Derecognized PP&E for net investment in sales-type lease	—	—	44
Increase in ARO for investment in PP&E	33	91	153
Issuance of common stock in exchange for NCI and related AOCI	—	—	1,373
Conversion of mandatory convertible preferred stock	—	—	2,258
Preferred dividends declared but not paid	11	11	11
Common dividends declared but not paid	376	360	349
Contributions from NCI	200	—	—
See Notes to Consolidated Financial Statements.
2023 Form 10-K | F-13

SEMPRA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Years ended December 31, 2023, 2022 and 2021
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders' equity	Non- controlling interests	Total equity
Balance at December 31, 2020	$3,147	$7,053	$13,673	$(500)	$23,373	$1,561	$24,934

Net income			1,318		1,318	145	1,463
Other comprehensive income				160	160	11	171

Share-based compensation expense		63			63		63
Dividends declared:
Series B preferred stock ($3.38/share)			(19)		(19)		(19)
Series C preferred stock ($48.75/share)			(44)		(44)		(44)
Common stock ($2.20/share)			(1,379)		(1,379)		(1,379)
Preferred dividends of subsidiary			(1)		(1)		(1)
Conversion of series A preferred stock	(1,693)	1,693			—		—
Conversion of series B preferred stock	(565)	565			—		—
Issuances of common stock		5			5		5
Repurchases of common stock		(339)			(339)		(339)
Noncontrolling interest activities:
Contributions						4	4
Purchases		1,459		(44)	1,415	(1,567)	(152)
Sales		1,363		66	1,429	1,283	2,712
Deconsolidation						1	1
Balance at December 31, 2021	889	11,862	13,548	(318)	25,981	1,438	27,419

Net income			2,139		2,139	146	2,285
Other comprehensive income				174	174	54	228

Share-based compensation expense		71			71		71
Dividends declared:
Series C preferred stock ($48.75/share)			(44)		(44)		(44)
Common stock ($2.29/share)			(1,441)		(1,441)		(1,441)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		4			4		4
Repurchases of common stock		(478)			(478)		(478)
Noncontrolling interest activities:
Contributions						31	31
Distributions						(237)	(237)
Sale		701		9	710	709	1,419
Balance at December 31, 2022	$889	$12,160	$14,201	$(135)	$27,115	$2,141	$29,256
See Notes to Consolidated Financial Statements.
2023 Form 10-K | F-14

SEMPRA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Dollars in millions)
	Years ended December 31, 2023, 2022 and 2021
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders' equity	Non- controlling interests	Total equity
Balance at December 31, 2022	$889	$12,160	$14,201	$(135)	$27,115	$2,141	$29,256

Net income			3,075		3,075	543	3,618
Other comprehensive income (loss)				31	31	(28)	3

Share-based compensation expense		80			80		80
Dividends declared:
Series C preferred stock ($48.75/share)			(44)		(44)		(44)
Common stock ($2.38/share)			(1,499)		(1,499)		(1,499)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		144			144		144
Repurchases of common stock		(32)			(32)		(32)
Noncontrolling interest activities:
Contributions		(145)			(145)	1,770	1,625
Distributions						(730)	(730)
Sales		(3)		(46)	(49)	1,283	1,234
Balance at December 31, 2023	$889	$12,204	$15,732	$(150)	$28,675	$4,979	$33,654
See Notes to Consolidated Financial Statements.
2023 Form 10-K | F-15

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Operating revenues:
Electric	$4,349	$4,795	$4,666
Natural gas	1,248	1,043	838
Total operating revenues	5,597	5,838	5,504
Operating expenses:
Cost of electric fuel and purchased power	445	994	1,069
Cost of natural gas	532	363	242
Operation and maintenance	1,846	1,677	1,587
Depreciation and amortization	1,098	982	889
Franchise fees and other taxes	381	373	350
Total operating expenses	4,302	4,389	4,137
Operating income	1,295	1,449	1,367
Other income, net	97	92	64
Interest income	15	5	1
Interest expense	(497)	(449)	(412)
Income before income taxes	910	1,097	1,020
Income tax benefit (expense)	26	(182)	(201)
Net income/Earnings attributable to common shares	$936	$915	$819
See Notes to Financial Statements.
2023 Form 10-K | F-16

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2023, 2022 and 2021
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
2023:
Net income	$910	$26	$936
Other comprehensive income (loss):
Pension and other postretirement benefits	(2)	1	(1)
Total other comprehensive loss	(2)	1	(1)
Comprehensive income	$908	$27	$935
2022:
Net income	$1,097	$(182)	$915
Other comprehensive income (loss):
Pension and other postretirement benefits	4	(1)	3
Total other comprehensive income	4	(1)	3
Comprehensive income	$1,101	$(183)	$918
2021:
Net income/Comprehensive income	$1,020	$(201)	$819
See Notes to Financial Statements.
2023 Form 10-K | F-17

SAN DIEGO GAS & ELECTRIC COMPANY
BALANCE SHEETS
(Dollars in millions)
	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$50	$7
Accounts receivable – trade, net	870	799
Accounts receivable – other, net	141	110
Income taxes receivable, net	236	—
Inventories	153	134
Prepaid expenses	165	179
Regulatory assets	19	247
Fixed-price contracts and other derivatives	25	113
Greenhouse gas allowances	158	22
Other current assets	6	19
Total current assets	1,823	1,630

Other assets:
Regulatory assets	1,968	1,219
Greenhouse gas allowances	202	196
Nuclear decommissioning trusts	872	841
Right-of-use assets – operating leases	368	281
Wildfire fund	269	303
Other long-term assets	134	146
Total other assets	3,813	2,986

Property, plant and equipment:
Property, plant and equipment	30,918	28,574
Less accumulated depreciation and amortization	(7,369)	(6,768)
Property, plant and equipment, net	23,549	21,806
Total assets	$29,185	$26,422
See Notes to Financial Statements.
2023 Form 10-K | F-18

SAN DIEGO GAS & ELECTRIC COMPANY
BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2023	2022
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term debt	$—	$205
Accounts payable	808	744
Due to unconsolidated affiliates	73	135
Interest payable	81	63
Accrued compensation and benefits	145	140
Accrued franchise fees	112	120
Regulatory liabilities	447	110
Current portion of long-term debt and finance leases	441	489
Greenhouse gas obligations	158	22
Asset retirement obligations	116	98
Other current liabilities	216	193
Total current liabilities	2,597	2,319

Long-term debt and finance leases	9,453	8,497

Deferred credits and other liabilities:
Regulatory liabilities	2,534	2,298
Greenhouse gas obligations	—	81
Pension obligation, net of plan assets	79	42
Deferred income taxes	2,873	2,540
Asset retirement obligations	778	789
Deferred credits and other	969	789
Total deferred credits and other liabilities	7,233	6,539

Commitments and contingencies (Note 16)

Shareholder’s equity:
Preferred stock (45,000,000 shares authorized; none issued)	—	—
Common stock (255,000,000 shares authorized; 116,583,358 shares outstanding; no par value)	1,660	1,660
Retained earnings	8,250	7,414
Accumulated other comprehensive income (loss)	(8)	(7)
Total shareholder’s equity	9,902	9,067
Total liabilities and shareholder’s equity	$29,185	$26,422
See Notes to Financial Statements.
2023 Form 10-K | F-19

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$936	$915	$819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,098	982	889
Deferred income taxes and investment tax credits	135	93	153
Bad debt expense	112	46	16
Other	(35)	(34)	(30)
Net change in working capital components:
Accounts receivable	(213)	(163)	(105)
Due to/from unconsolidated affiliates, net	(62)	38	33
Income taxes receivable/payable, net	(236)	9	(20)
Inventories	(19)	(11)	(19)
Other current assets	(17)	(80)	—
Accounts payable	31	153	7
Regulatory balancing accounts, net	571	(10)	(57)
Other current liabilities	129	62	(92)
Changes in noncurrent assets and liabilities, net	(494)	(271)	(218)
Net cash provided by operating activities	1,936	1,729	1,376

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,540)	(2,473)	(2,220)
Purchases of nuclear decommissioning trust assets	(532)	(586)	(961)
Proceeds from sales of nuclear decommissioning trust assets	592	639	961
Other	8	8	7
Net cash used in investing activities	(2,472)	(2,412)	(2,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(100)	(300)
Issuances of debt (maturities greater than 90 days)	1,389	1,395	1,120
Payments on debt (maturities greater than 90 days) and finance leases	(490)	(425)	(613)
(Decrease) increase in short-term debt, net	(205)	(196)	401
Debt issuance costs	(13)	(9)	(8)
Other	(2)	—	—
Net cash provided by financing activities	579	665	600

Increase (decrease) in cash and cash equivalents	43	(18)	(237)
Cash and cash equivalents, January 1	7	25	262
Cash and cash equivalents, December 31	$50	$7	$25

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$472	$431	$402
Income tax payments, net of refunds	76	79	67

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$264	$231	$228
Increase in finance lease obligations for investment in PP&E	17	16	24
Increase in ARO for investment in PP&E	29	15	14
See Notes to Financial Statements.
2023 Form 10-K | F-20

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Years ended December 31, 2023, 2022 and 2021
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
Balance at December 31, 2020	$1,660	$6,080	$(10)	$7,730

Net income		819		819

Common stock dividends declared ($2.57/share)		(300)		(300)
Balance at December 31, 2021	1,660	6,599	(10)	8,249

Net income		915		915
Other comprehensive income			3	3

Common stock dividends declared ($0.86/share)		(100)		(100)
Balance at December 31, 2022	1,660	7,414	(7)	9,067

Net income		936		936
Other comprehensive loss			(1)	(1)

Common stock dividends declared ($0.86/share)		(100)		(100)
Balance at December 31, 2023	$1,660	$8,250	$(8)	$9,902
See Notes to Financial Statements.
2023 Form 10-K | F-21

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Operating revenues	$8,289	$6,840	$5,515
Operating expenses:
Cost of natural gas	3,264	2,233	1,369
Operation and maintenance	2,821	2,402	2,180
Aliso Canyon litigation and regulatory matters	—	259	1,593
Depreciation and amortization	839	761	716
Franchise fees and other taxes	278	247	223
Total operating expenses	7,202	5,902	6,081
Operating income (loss)	1,087	938	(566)
Other expense, net	(4)	(8)	(14)
Interest income	9	6	1
Interest expense	(285)	(198)	(157)
Income (loss) before income taxes	807	738	(736)
Income tax benefit (expense)	5	(138)	310
Net income (loss)	812	600	(426)
Preferred dividends	(1)	(1)	(1)
Earnings (losses) attributable to common shares	$811	$599	$(427)
See Notes to Financial Statements.
2023 Form 10-K | F-22

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2023, 2022 and 2021
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
2023:
Net income	$807	$5	$812
Other comprehensive income (loss):
Financial instruments	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$808	$5	$813
2022:
Net income	$738	$(138)	$600
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	8	(2)	6
Total other comprehensive income	9	(2)	7
Comprehensive income	$747	$(140)	$607
2021:
Net loss/Comprehensive loss	$(736)	$310	$(426)
See Notes to Financial Statements.
2023 Form 10-K | F-23

SOUTHERN CALIFORNIA GAS COMPANY
BALANCE SHEETS
(Dollars in millions)
	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2	$21
Accounts receivable – trade, net	985	1,295
Accounts receivable – other, net	102	293
Due from unconsolidated affiliates	22	77
Inventories	277	159
Regulatory assets	204	104
Greenhouse gas allowances	950	111
Other current assets	100	69
Total current assets	2,642	2,129

Other assets:
Regulatory assets	1,715	1,291
Greenhouse gas allowances	62	551
Right-of-use assets – operating leases	29	42
Other long-term assets	645	583
Total other assets	2,451	2,467

Property, plant and equipment:
Property, plant and equipment	27,025	25,058
Less accumulated depreciation and amortization	(7,852)	(7,308)
Property, plant and equipment, net	19,173	17,750
Total assets	$24,266	$22,346
See Notes to Financial Statements.
2023 Form 10-K | F-24

SOUTHERN CALIFORNIA GAS COMPANY
BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2023	2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$946	$900
Accounts payable – trade	811	953
Accounts payable – other	184	176
Due to unconsolidated affiliates	38	36
Accrued compensation and benefits	213	209
Regulatory liabilities	103	394
Current portion of long-term debt and finance leases	523	318
Reserve for Aliso Canyon costs	31	129
Greenhouse gas obligations	950	111
Asset retirement obligations	73	68
Other current liabilities	535	429
Total current liabilities	4,407	3,723

Long-term debt and finance leases	6,288	5,780

Deferred credits and other liabilities:
Regulatory liabilities	1,202	1,043
Greenhouse gas obligations	—	443
Pension obligation, net of plan assets	231	277
Deferred income taxes	1,586	1,306
Asset retirement obligations	2,774	2,675
Deferred credits and other	368	401
Total deferred credits and other liabilities	6,161	6,145

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock (11,000,000 shares authorized; 862,043 shares outstanding)	22	22
Common stock (100,000,000 shares authorized; 91,300,000 shares outstanding; no par value)	2,316	2,316
Retained earnings	5,095	4,384
Accumulated other comprehensive income (loss)	(23)	(24)
Total shareholders’ equity	7,410	6,698
Total liabilities and shareholders’ equity	$24,266	$22,346
See Notes to Financial Statements.
2023 Form 10-K | F-25

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$812	$600	$(426)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	839	761	716
Deferred income taxes and investment tax credits	12	146	(494)
Bad debt expense	294	70	26
Other	(12)	(12)	(7)
Net change in working capital components:
Accounts receivable	207	(512)	(383)
Due to/from unconsolidated affiliates, net	57	(28)	(25)
Income taxes receivable/payable, net	(8)	23	(43)
Inventories	(118)	13	(18)
Other current assets	(1,053)	(139)	(21)
Accounts payable	(179)	191	181
Regulatory balancing accounts, net	(311)	46	306
Reserve for Aliso Canyon costs	(98)	(1,851)	1,532
Other current liabilities	1,047	185	(92)
Insurance receivable for Aliso Canyon costs	—	360	85
Changes in other noncurrent assets and liabilities, net	(100)	(307)	(304)
Net cash provided by (used in) operating activities	1,389	(454)	1,033

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,020)	(1,993)	(1,984)
Net cash used in investing activities	(2,020)	(1,993)	(1,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	—	(75)
Preferred dividends paid	(1)	(1)	(1)
Equity contributions from Sempra	—	650	800
Issuances of debt (maturities greater than 90 days)	997	2,094	—
Payments on debt (maturities greater than 90 days) and finance leases	(1,120)	(15)	(12)
Increase (decrease) in short-term debt, net	846	(285)	272
Debt issuance costs	(10)	(12)	—
Net cash provided by financing activities	612	2,431	984

(Decrease) increase in cash and cash equivalents	(19)	(16)	33
Cash and cash equivalents, January 1	21	37	4
Cash and cash equivalents, December 31	$2	$21	$37

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$279	$173	$151
Income tax payments (refunds), net	6	(31)	227

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$290	$245	$222
Increase in finance lease obligations for investment in PP&E	40	41	19
Increase in ARO for investment in PP&E	1	63	125
See Notes to Financial Statements.
2023 Form 10-K | F-26

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Years ended December 31, 2023, 2022 and 2021
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2020	$22	$866	$4,287	$(31)	$5,144

Net loss			(426)		(426)

Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Common stock ($0.82/share)			(75)		(75)
Equity contribution from Sempra		800			800
Balance at December 31, 2021	22	1,666	3,785	(31)	5,442

Net income			600		600
Other comprehensive income				7	7

Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Equity contributions from Sempra		650			650
Balance at December 31, 2022	22	2,316	4,384	(24)	6,698

Net income			812		812
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Common stock ($1.10/share)			(100)		(100)
Balance at December 31, 2023	$22	$2,316	$5,095	$(23)	$7,410
See Notes to Financial Statements.
2023 Form 10-K | F-27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND OTHER FINANCIAL DATA

PRINCIPLES OF CONSOLIDATION
Sempra
Effective May 12, 2023, our company changed its legal name from Sempra Energy to Sempra. Sempra’s Consolidated Financial Statements include the accounts of Sempra, a California-based holding company, and its consolidated entities, which invest in, develop and operate energy infrastructure in North America, and provide electric and gas services to customers.
Sempra has three separate reportable segments, which we describe in Note 17. In the fourth quarter of 2023, Sempra realigned its reportable segments to reflect changes in how the CODM oversees our three platforms: Sempra California, Sempra Texas Utilities and Sempra Infrastructure. Our former SDG&E and SoCalGas reportable segments were combined into one operating and reportable segment, Sempra California, which is consistent with how the CODM assesses performance due to the similarities of their operations, including geographic location and regulatory framework in California. Sempra’s historical segment disclosures have been restated to conform with the current presentation, so that all discussions reflect the revised segment information of its three reportable segments. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
SDG&E
SDG&E’s common stock is wholly owned by Enova, which is a wholly owned subsidiary of Sempra. SDG&E is a regulated public utility that provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County. SDG&E has one reportable segment.
SoCalGas
SoCalGas’ common stock is wholly owned by PE, which is a wholly owned subsidiary of Sempra. SoCalGas is a regulated public natural gas distribution utility, serving customers throughout most of Southern California and part of central California. SoCalGas has one reportable segment.
BASIS OF PRESENTATION
This is a combined report of Sempra, SDG&E and SoCalGas. We provide separate information for SDG&E and SoCalGas as required. We have eliminated intercompany accounts and transactions within the consolidated financial statements of each Registrant.
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
Subsequent Events
We evaluated events and transactions that occurred after December 31, 2023 through the date the financial statements were issued, and in the opinion of management, the accompanying statements reflect all adjustments and disclosures necessary for a fair presentation.

2023 Form 10-K | F-28

REGULATED OPERATIONS
SDG&E’s and SoCalGas’ accounting policies and financial statements reflect the application of U.S. GAAP provisions governing rate-regulated operations and the policies of the CPUC and the FERC. Under these provisions, a regulated utility records regulatory assets, which are generally costs that would otherwise be charged to expense, if it is probable that, through the ratemaking process, the utility will recover those assets from customers. To the extent that recovery is no longer probable, the related regulatory assets are written off. Regulatory liabilities generally represent amounts collected from customers in advance of the actual expenditure by the utility. If the actual expenditures are less than amounts previously collected from customers, the excess would be refunded to customers, generally by reducing future rates. Regulatory liabilities may also arise from other transactions such as unrealized gains on fixed price contracts and other derivatives or certain deferred income tax benefits that are passed through to customers in future rates. In addition, SDG&E and SoCalGas record regulatory liabilities when the CPUC or, in the case of SDG&E, the FERC, requires a refund to be made to customers or has required that a gain or other transaction of net allowable costs be given to customers over future periods.
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
Our Sempra Infrastructure segment includes the operating companies of our subsidiary, SI Partners, as well as certain holding companies and risk management activity. Certain business activities at Sempra Infrastructure are regulated by the CRE and the FERC and meet the regulatory accounting requirements of U.S. GAAP.

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
2023 Form 10-K | F-29

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
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Our Level 3 financial instruments consist of CRRs and, until December 31, 2022, fixed-price electricity positions, at SDG&E and the Support Agreement at Sempra Infrastructure.

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
2023 Form 10-K | F-30

these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects could be significant to the financial position and liquidity of SDG&E and Sempra.
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at December 31, 2023 and 2022. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,166 million and $1,194 million at December 31, 2023 and 2022, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Other Sempra
Oncor Holdings
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $14,266 million and $13,665 million at December 31, 2023 and 2022, respectively.
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $1,008 million and $886 million at December 31, 2023 and 2022, respectively. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 6.
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
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $1,580 million and $1,099 million of assets at December 31, 2023 and 2022, respectively, consisting primarily of PP&E, net, attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $1,029 million and $685 million of liabilities at December 31, 2023 and 2022, respectively, consisting primarily of long-term debt, accounts payable and short-term debt attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 7, IEnova and TotalEnergies SE have provided guarantees for 83.4% and 16.6%, respectively, of the loan facility supporting construction of the liquefaction facility.
2023 Form 10-K | F-31

Port Arthur LNG
Port Arthur LNG is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that Port Arthur LNG will require future capital contributions or other financial support to finance the construction of the PA LNG Phase 1 project. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate Port Arthur LNG. Sempra consolidated $3,927 million of assets at December 31, 2023 consisting primarily of PP&E, net, and other long-term assets attributable to Port Arthur LNG that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $600 million of liabilities at December 31, 2023 consisting primarily of accounts payable and long-term debt attributable to Port Arthur LNG for which creditors do not have recourse to the general credit of Sempra.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase.
Restricted cash includes:
▪certain funds at Port Arthur LNG for which withdrawals and usage are dictated by its debt agreements
▪funds held as collateral in lieu of a customer’s letters of credit associated with its LNG storage and regasification agreement
▪funds denominated in U.S. dollars and Mexican pesos to pay for rights-of-way and other costs pursuant to trust agreements related to pipeline projects
▪funds held in a delisting trust for the purpose of purchasing the remaining publicly owned IEnova shares
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Sempra’s Consolidated Balance Sheets to the sum of such amounts reported on Sempra’s Consolidated Statements of Cash Flows.

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	December 31,
	2023	2022
Sempra:
Cash and cash equivalents	$236	$370
Restricted cash, current	49	40
Restricted cash, noncurrent	104	52
Total cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows	$389	$462

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
After considering the past-due status of receivables, payment history and other customer-specific information, in the fourth quarter of 2023, Sempra recorded a provision for expected credit losses of $52 million on a customer’s account balance.
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
2023 Form 10-K | F-32

The impact and duration of suspending collections processes during the COVID-19 pandemic, the implementation of customer assistance programs, and higher 2023 winter season customer billings, have resulted in certain SDG&E and SoCalGas customers exhibiting slower payment and higher levels of nonpayment than has been the case historically. This in turn has resulted in an increase in provisions for expected credit losses in the year ended December 31, 2023 for both companies, even as collections processes resume and past due payments potentially begin increasing. SDG&E and SoCalGas have regulatory mechanisms to recover credit losses and thus record changes in the allowances for credit losses related to Accounts Receivable – Trade that are probable of recovery in regulatory accounts. We discuss regulatory accounts in Note 4.
Changes in allowances for credit losses for trade receivables and other receivables are as follows:

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2023	2022	2021
Sempra:
Allowances for credit losses at January 1	$181	$136	$138
Provisions for expected credit losses	468	123	45
Write-offs	(116)	(78)	(47)
Allowances for credit losses at December 31	$533	$181	$136
SDG&E:
Allowances for credit losses at January 1	$78	$66	$69
Provisions for expected credit losses	115	54	23
Write-offs	(49)	(42)	(26)
Allowances for credit losses at December 31	$144	$78	$66
SoCalGas:
Allowances for credit losses at January 1	$98	$69	$68
Provisions for expected credit losses	300	65	22
Write-offs	(67)	(36)	(21)
Allowances for credit losses at December 31	$331	$98	$69

Allowances for credit losses related to trade receivables and other receivables are included in the Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	December 31,
	2023	2022
Sempra:
Accounts receivable – trade, net	$480	$140
Accounts receivable – other, net	52	40
Other long-term assets	1	1
Total allowances for credit losses	$533	$181
SDG&E:
Accounts receivable – trade, net	$116	$52
Accounts receivable – other, net	27	25
Other long-term assets	1	1
Total allowances for credit losses	$144	$78
SoCalGas:
Accounts receivable – trade, net	$306	$83
Accounts receivable – other, net	25	15
Total allowances for credit losses	$331	$98
As we discuss below in “Note Receivable,” we have an interest-bearing promissory note due from KKR Pinnacle. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on this note receivable, including compounded interest and unamortized transaction costs, based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At December 31, 2023 and 2022, $6 million and $7 million, respectively, of expected credit losses is included in Other Long-Term Assets on Sempra’s Consolidated Balance Sheets.
As we discuss in Note 6, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit
2023 Form 10-K | F-33

losses on this off-balance sheet arrangement based on external credit ratings, published default rate studies and the maturity date of the arrangement. At December 31, 2023 and 2022, $5 million and $6 million, respectively, of expected credit losses are included in Deferred Credits and Other on Sempra’s Consolidated Balance Sheets.
CONCENTRATION OF CREDIT RISK
Credit risk is the risk of loss that would be incurred as a result of nonperformance by our counterparties on their contractual obligations. We have policies governing the management of credit risk that are administered by the respective credit departments at each of our Registrants and overseen by their separate risk management committees.
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

2023 Form 10-K | F-34

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at our Registrants in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	December 31,
	2023	2022
Sempra:
Tax sharing arrangement with Oncor Holdings	$25	$41
Various affiliates	6	13
Total due from unconsolidated affiliates – current	$31	$54

TAG Pipelines – 5.5% Note due January 9, 2024(1)	$(5)	$—
Total due to unconsolidated affiliates – current	$(5)	$—

TAG Pipelines(1):
5.5% Note due January 9, 2024	$—	$(40)
5.5% Note due January 14, 2025	(24)	(23)
5.5% Note due July 16, 2025	(23)	(21)
5.5% Note due January 14, 2026	(20)	(19)
5.5% Note due July 14, 2026	(11)	(11)
5.5% Note due January 19, 2027	(14)	—
5.5% Note due July 21, 2027	(17)	—
TAG Norte – 5.74% Note due December 17, 2029	(198)	(187)
Total due to unconsolidated affiliates – noncurrent	$(307)	$(301)
SDG&E:
Sempra	$(44)	$(49)
SoCalGas	(21)	(72)
Various affiliates	(8)	(14)
Total due to unconsolidated affiliates – current	$(73)	$(135)

Income taxes due from Sempra(2)	$246	$10
SoCalGas:
SDG&E	$21	$72
Various affiliates	1	5
Total due from unconsolidated affiliates – current	$22	$77

Sempra	$(38)	$(36)
Total due to unconsolidated affiliates – current	$(38)	$(36)

Income taxes due from (to) Sempra(2)	$6	$(16)
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
2023 Form 10-K | F-35

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra:
Revenues	$44	$41	$31
Cost of sales	—	—	11
Interest income	—	16	50
Interest expense	15	15	15
SDG&E:
Revenues	$21	$16	$11
Cost of sales	113	92	103
SoCalGas:
Revenues	$124	$100	$98
Cost of sales(1)	35	(9)	1
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
SDG&E has a 20-year contract that commenced in June 2015 for up to 155 MW of renewable power supplied from the ESJ wind power generation facility, a consolidated subsidiary of Sempra. A second 20-year contract between SDG&E and ESJ for up to 108 MW of renewable power supplied from the same facility commenced in January 2022.
Sempra Infrastructure provides maintenance and administrative services to TAG Pipelines. Additionally, Sempra Infrastructure subleases office space for personnel to TAG Pipelines and TAG Norte.
Sempra Infrastructure has agreements with Cameron LNG JV to provide certain business services and project development services related to the Cameron LNG Phase 2 project.
Sempra provides guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement. We discuss these guarantees in Note 6.

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
2023 Form 10-K | F-36

The components of inventories are as follows:

INVENTORY BALANCES AT DECEMBER 31
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	2023	2022	2023	2022	2023	2022
Natural gas	$174	$106	$1	$1	$155	$74
LNG	9	62	—	—	—	—
Materials and supplies	299	235	152	133	122	85
Total	$482	$403	$153	$134	$277	$159
GREENHOUSE GAS ALLOWANCES AND OBLIGATIONS
SDG&E, SoCalGas and Sempra Infrastructure are required by AB 32 to acquire GHG allowances for every metric ton of carbon dioxide equivalent emitted into the atmosphere during electric generation and natural gas consumption. SDG&E and SoCalGas receive allocations of GHG allowances on behalf of our customers at no cost and purchase any additional allowances required. We record purchased and allocated GHG allowances at the lower of weighted-average cost or market. We measure the compliance obligation, which is based on emissions, at the carrying value of allowances held plus the fair value of additional allowances necessary to satisfy the obligation. SDG&E and SoCalGas balance costs and revenues associated with the GHG program through regulatory balancing accounts. Sempra Infrastructure records the cost of GHG obligations in cost of sales. We remove the assets and liabilities from the balance sheets as the allowances are surrendered.

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
2023 Form 10-K | F-37

serious doubt is raised, in which case the burden shifts to the utility to dispel that doubt. The IOUs will receive an annual safety certification from OEIS if they meet various requirements.
If an IOU has maintained a valid annual safety certification, to the extent it is found to be imprudent, claims will be reimbursable by the IOU to the Wildfire Fund up to a cap based on the IOU’s rate base. The aggregate requirement to reimburse the Wildfire Fund over a trailing three calendar year period is capped at 20% of the equity portion of an IOU’s electric transmission and distribution rate base in the year of the prudency determination. Based on its 2023 rate base, the liability cap for SDG&E is approximately $1.3 billion, which is adjusted annually. The liability cap will apply on a rolling three-year basis so long as future annual safety certifications are received and the Wildfire Fund has not been terminated, which could occur if funds are exhausted. Amounts in excess of the liability cap and amounts that are determined to be prudently incurred do not need to be reimbursed by an IOU to the Wildfire Fund. The Wildfire Fund does not have a specified term and coverage will continue until the assets of the Wildfire Fund are exhausted and the Wildfire Fund is terminated, in which case, the remaining funds, if any, will be transferred to California’s general fund to be used for fire risk mitigation programs.
In October 2023, the OEIS approved SDG&E’s 2023-2025 wildfire mitigation plan, which is effective until the OEIS approves a new plan. SDG&E received its annual wildfire safety certification from the OEIS in December 2023.
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
Wildfire Fund Asset and Obligation
In 2019, SDG&E recorded both a Wildfire Fund asset and a related obligation for its commitment to make shareholder contributions of $451.5 million to the Wildfire Fund. SDG&E paid its initial shareholder contribution of $322.5 million to the Wildfire Fund in September 2019. SDG&E funded this contribution with proceeds from an equity contribution from Sempra. SDG&E expects to continue to make annual shareholder contributions of $12.9 million through December 31, 2028. SDG&E is accreting the present value of the Wildfire Fund obligation until the liability is settled.
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
2023 Form 10-K | F-38

The following table summarizes the location of balances related to the Wildfire Fund on Sempra’s and SDG&E’s Consolidated Balance Sheets.

WILDFIRE FUND
(Dollars in millions)
		December 31,
	Location	2023	2022
Wildfire Fund asset:
Current	Prepaid Expenses	$28	$29
Noncurrent	Wildfire Fund	269	303
Wildfire Fund obligation:
Current	Other Current Liabilities	13	13
Noncurrent	Deferred Credits and Other	42	53

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At December 31, 2023 and 2022, Other Long-Term Assets includes $332 million and $316 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, on Sempra’s Consolidated Balance Sheets.

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
Goodwill of $1,602 million at December 31, 2023 and 2022 relates to the 2016 acquisitions of IEnova Pipelines and the Ventika wind power generation facilities at Sempra Infrastructure.
2023 Form 10-K | F-39

Other Intangible Assets
Other Intangible Assets included on Sempra’s Consolidated Balance Sheets are as follows:

OTHER INTANGIBLE ASSETS
(Dollars in millions)
	Amortization period (years)	December 31,
		2023	2022
Sempra:
Renewable energy transmission and consumption permits	15 to 19	$169	$169
O&M agreement	23	66	66
ESJ PPA	14	190	190
Other	10 to indefinite	15	15
		440	440
Less accumulated amortization:
Renewable energy transmission and consumption permits		(59)	(50)
O&M agreement		(17)	(15)
ESJ PPA		(37)	(23)
Other		(9)	(8)
		(122)	(96)
		$318	$344
Other Intangible Assets at December 31, 2023 primarily include:
▪renewable energy transmission and consumption permits granted by the CRE at the Ventika wind power generation facilities, Don Diego Solar and Border Solar;
▪a favorable O&M agreement acquired in connection with the acquisition of Ductos y Energéticos del Norte, S. de R.L. de C.V.; and
▪the relative fair value of the PPA that was acquired in connection with the acquisition of ESJ.
Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense for intangible assets was $26 million (including $13.5 million recorded against revenues) in 2023 and in 2022, and $22 million (including $10 million recorded against revenues) in 2021. We estimate amortization expense for each of the next five years to be $26 million per year (including $13.5 million per year recorded against revenues).

PROPERTY, PLANT AND EQUIPMENT
PP&E is recorded at cost and primarily represents the buildings, equipment and other facilities used by SDG&E and SoCalGas to provide natural gas and electric utility services, and by Other Sempra businesses in their operations, including construction work in progress, leasehold improvements and other equipment. Our plant costs include labor, materials and contract services and expenditures for replacement parts incurred during a major maintenance outage of a plant. In addition, the cost of utility plant at our rate-regulated businesses and PP&E under regulated projects that meet the regulatory accounting requirements of U.S. GAAP includes AFUDC. The cost of PP&E for our non-regulated projects includes capitalized interest. Maintenance costs are expensed as incurred. The cost of most retired depreciable utility plant assets less salvage value is charged to accumulated depreciation. We discuss assets collateralized as security for certain indebtedness in Note 7.
2023 Form 10-K | F-40

PROPERTY, PLANT AND EQUIPMENT BY MAJOR FUNCTIONAL CATEGORY
(Dollars in millions)
	December 31,		Depreciation rates for years ended December 31,
	2023	2022	2023	2022	2021
SDG&E:
Natural gas operations	$4,175	$3,707	2.60%	2.57%	2.55%
Electric distribution	11,597	10,271	4.05	3.94	3.93
Electric transmission(1)	8,504	8,061	3.04	3.03	3.02
Electric generation	2,515	2,461	5.18	5.11	4.74
Other electric	2,507	2,211	7.05	7.03	7.23
Construction work in progress(1)	1,620	1,863	N/A	N/A	N/A
Total SDG&E	30,918	28,574
SoCalGas:
Natural gas operations	25,506	23,646	3.64	3.57	3.65
Other non-utility	50	50	1.03	1.54	2.23
Construction work in progress	1,469	1,362	N/A	N/A	N/A
Total SoCalGas	27,025	25,058

Other Sempra(2):			Estimated useful lives		Weighted-average useful life
Land and land rights	488	476	16 to 44 years(3)		37
Machinery and equipment:
Pipelines and storage	3,883	3,813	41 to 49 years		42
Generating plants	1,815	1,803	11 to 28 years		26
LNG terminal	1,139	1,138	43 years		43
Refined products terminals	656	643	38 years		38
Other	346	344	1 to 21 years		15
Construction work in progress	5,930	1,757	N/A		N/A
Other	295	287	2 to 34 years		15
	14,552	10,261
Total Sempra	$72,495	$63,893
(1)    At December 31, 2023, includes $554 in electric transmission assets and $7 in construction work in progress related to SDG&E’s 86% interest in the Southwest Powerlink transmission line, jointly owned by SDG&E with other utilities. SDG&E, and each of the other owners, holds its undivided interest as a tenant in common in the property. Each owner is responsible for its share of the project and participates in decisions concerning operations and capital expenditures. SDG&E’s share of operating expenses is included in Sempra’s and SDG&E’s Consolidated Statements of Operations.
(2)    Includes $310 and $246 at December 31, 2023 and 2022, respectively, of utility plant, primarily pipelines and other distribution assets at Ecogas.
(3)    Estimated useful lives are for land rights.

Sempra Infrastructure’s Sonora natural gas pipeline consists of two segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the pipeline in the Yaqui territory that has made that section inoperable since August 2017. Sempra Infrastructure and the CFE have agreed to an amendment to their transportation services agreement and to proceed with re-routing a portion of the pipeline, whereby the CFE would pay for the re-routing with a new tariff. This amendment will terminate if certain conditions are not met, and Sempra Infrastructure retains the right to terminate the transportation services agreement and seek to recover its reasonable and documented costs and lost profit. Sempra Infrastructure continues to acquire and pursue the necessary rights-of-way and permits for the re-routed portion of the pipeline. At December 31, 2023, Sempra Infrastructure had $411 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery.
Depreciation expense is computed using the straight-line method over the asset’s estimated composite useful life, the CPUC-prescribed period for SDG&E and SoCalGas, or the remaining term of the site leases, whichever is shortest.
2023 Form 10-K | F-41

DEPRECIATION EXPENSE
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra	$2,202	$1,995	$1,833
SDG&E	1,092	977	884
SoCalGas	833	755	711

ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in millions)
	December 31,
	2023	2022
SDG&E:
Accumulated depreciation:
Natural gas operations	$1,048	$979
Electric transmission, distribution and generation(1)	6,321	5,789
Total SDG&E	7,369	6,768
SoCalGas:
Accumulated depreciation:
Natural gas operations	7,835	7,291
Other non-utility	17	17
Total SoCalGas	7,852	7,308
Other Sempra:
Accumulated depreciation – other(2)	2,314	2,035
Total Sempra	$17,535	$16,111
(1)    Includes $323 at December 31, 2023 related to SDG&E’s 86% interest in the Southwest Powerlink transmission line, jointly owned by SDG&E and other utilities.
(2)    Includes $82 and $65 at December 31, 2023 and 2022, respectively, of accumulated depreciation for utility plant at Ecogas.

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

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra	$448	$255	$217
SDG&E	116	116	106
SoCalGas	77	73	64

ASSET RETIREMENT OBLIGATIONS
For tangible long-lived assets, we record AROs for the present value of liabilities of future costs expected to be incurred when assets are retired from service if the retirement process is legally required and if a reasonable estimate of fair value can be made. We also record a liability if a legal obligation to perform an asset retirement exists and can be reasonably estimated but performance is conditional upon a future event. We record the estimated retirement cost using the present value of the obligation at the time the asset is placed into service, and recognize that cost over the life of the related asset by depreciating the asset retirement cost and accreting the obligation until the liability is settled. Our rate-regulated entities record regulatory assets or
2023 Form 10-K | F-42

liabilities as a result of the timing difference between the recognition of costs in accordance with U.S. GAAP and costs recovered through the rate-making process.
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
▪power generation plants
SoCalGas
▪underground natural gas storage facilities and wells
Other Sempra
▪LNG facility
▪natural gas transportation and distribution systems
▪LPG storage facilities
▪refined products terminals
▪power generation plants
The changes in AROs are as follows:

CHANGES IN ASSET RETIREMENT OBLIGATIONS
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Balance at January 1(1)	$3,712	$3,538	$3,289	$887	$890	$876	$2,743	$2,582	$2,368
Accretion expense	148	141	133	37	37	38	106	101	92
Liabilities incurred and acquired	18	21	20	15	6	2	—	—	—
Payments	(62)	(57)	(63)	(59)	(54)	(60)	(3)	(3)	(3)
Revisions(2)	15	69	159	14	8	34	1	63	125
Balance at December 31(1)	$3,831	$3,712	$3,538	$894	$887	$890	$2,847	$2,743	$2,582
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
We do not accrue contingencies that might result in gains. We assess contingencies for litigation claims, environmental remediation and other events.

COMPREHENSIVE INCOME
Comprehensive income includes all changes in the equity of a business enterprise (except those resulting from investments by
2023 Form 10-K | F-43

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
2023 Form 10-K | F-44

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
Sempra:
Balance at December 31, 2020	$(64)	$(331)	$(105)	$(500)
OCI before reclassifications(2)	(34)	62	8	36
Amounts reclassified from AOCI(3)	19	113	14	146
Net OCI(2)(3)	(15)	175	22	182
Balance at December 31, 2021	(79)	(156)	(83)	(318)
OCI before reclassifications	10	147	(11)	146
Amounts reclassified from AOCI(4)	10	19	8	37
Net OCI(4)	20	166	(3)	183
Balance at December 31, 2022	(59)	10	(86)	(135)
OCI before reclassifications	23	59	(35)	47
Amounts reclassified from AOCI(5)	—	(66)	4	(62)
Net OCI(5)	23	(7)	(31)	(15)
Balance at December 31, 2023	$(36)	$3	$(117)	$(150)
SDG&E:
Balance at December 31, 2020			$(10)	$(10)
OCI before reclassifications			(1)	(1)
Amounts reclassified from AOCI			1	1
Net OCI			—	—
Balance at December 31, 2021			(10)	(10)
OCI before reclassifications			2	2
Amounts reclassified from AOCI			1	1
Net OCI			3	3
Balance at December 31, 2022			(7)	(7)
OCI before reclassifications			(2)	(2)
Amounts reclassified from AOCI			1	1
Net OCI			(1)	(1)
Balance at December 31, 2023			$(8)	$(8)
SoCalGas:
Balance at December 31, 2020		$(13)	$(18)	$(31)
OCI before reclassifications		—	(2)	(2)
Amounts reclassified from AOCI		—	2	2
Net OCI		—	—	—
Balance at December 31, 2021		(13)	(18)	(31)
OCI before reclassifications		—	4	4
Amounts reclassified from AOCI		1	2	3
Net OCI		1	6	7
Balance at December 31, 2022		(12)	(12)	(24)
OCI before reclassifications		—	(1)	(1)
Amounts reclassified from AOCI		1	1	2
Net OCI		1	—	1
Balance at December 31, 2023		$(11)	$(12)	$(23)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.
(2)    Total AOCI includes $(28) of foreign currency translation adjustments and $(16) of financial instruments associated with the IEnova exchange and cash tender offers in 2021. We discuss these transactions in Note 14 in “Noncontrolling Interests – SI Partners Subsidiaries.” These transactions did not impact the Consolidated Statement of Comprehensive Income (Loss).
(3)    Total AOCI includes $19 of foreign currency translation adjustments and $47 of financial instruments associated with the sale of NCI to KKR Pinnacle in 2021. We discuss this transaction in Note 14 in “Noncontrolling Interests – SI Partners.” This transaction did not impact the Consolidated Statement of Comprehensive Income (Loss).
(4)    Total AOCI includes $9 of foreign currency translation adjustments associated with the sale of NCI to ADIA in 2022. We discuss this transaction in Note 14 in “Noncontrolling Interests – SI Partners.” This transaction did not impact the Consolidated Statement of Comprehensive Income (Loss).
(5)    Total AOCI includes $(46) of financial instruments associated with sale of NCI to KKR Denali in 2023, which we discuss in Note 14 in “Noncontrolling Interests – SI Partners Subsidiaries.” This transaction did not impact the Consolidated Statement of Comprehensive Income (Loss).
2023 Form 10-K | F-45

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI			Affected line item on Consolidated Statements of Operations
	Years ended December 31,
	2023	2022	2021
Sempra:
Foreign currency translation adjustments	$—	$1	$—	Operation and Maintenance

Financial instruments:
Interest rate instruments	$1	$1	$11	Interest Expense
Interest rate instruments	(48)	29	73	Equity Earnings(1)
Foreign exchange instruments	1	(1)	1	Revenues: Energy-Related Businesses
	2	1	—	Other Income, Net
Foreign exchange instruments	2	—	—	Equity Earnings(1)
Interest rate and foreign exchange instruments	(1)	(2)	1	Interest Expense
	(6)	(12)	6	Other Income, Net
Total, before income tax	(49)	16	92
	6	(6)	(24)	Income Tax Expense
Total, net of income tax	(43)	10	68
	23	9	(2)	Earnings Attributable to Noncontrolling Interests
Total, net of income tax and after NCI	$(20)	$19	$66

Pension and PBOP(2):
Amortization of actuarial loss	$3	$7	$8	Other Income, Net
Amortization of prior service cost	2	4	4	Other Income, Net
Settlement charges	—	—	7	Other Income, Net
Total, before income tax	5	11	19
	(1)	(3)	(5)	Income Tax Expense
Total, net of income tax	$4	$8	$14

Total reclassifications for the period, net of income tax and after NCI	$(16)	$28	$80
SDG&E:
Pension and PBOP(2):
Amortization of actuarial loss	$—	$1	$—	Other Income, Net
Amortization of prior service cost	1	—	1	Other Income, Net
Total reclassifications for the period, net of income tax	$1	$1	$1
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$1	$—	Interest Expense

Pension and PBOP(2):
Amortization of actuarial loss	$1	$2	$1	Other Expense, Net
Amortization of prior service cost	1	1	1	Other Expense, Net
Total, before income tax	2	3	2
	(1)	(1)	—	Income Tax Benefit (Expense)
Total, net of income tax	$1	$2	$2

Total reclassifications for the period, net of income tax	$2	$3	$2
(1)    Equity earnings at our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Net Periodic Benefit Cost” in Note 9).
REVENUES
See Note 3 for a description of significant accounting policies for revenues.
OPERATION AND MAINTENANCE EXPENSES
2023 Form 10-K | F-46

Operation and Maintenance includes O&M and general and administrative costs, consisting primarily of personnel costs, purchased materials and services, insurance, rent, provisions for expected credit losses and litigation expense (except for litigation expense included in Aliso Canyon Litigation and Regulatory Matters).

LEGAL FEES
Legal fees that are associated with a past event for which a liability has been recorded are accrued when it is probable that fees also will be incurred and amounts are estimable.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
Our natural gas distribution utility in Mexico, Ecogas, uses its local currency as its functional currency. The assets and liabilities of its foreign operations are translated into U.S. dollars at current exchange rates at the end of the reporting period, and revenues and expenses are translated at average exchange rates for the year. The resulting noncash translation adjustments do not enter into the calculation of earnings or retained earnings but are reflected in OCI and AOCI.
Cash flows of this consolidated foreign subsidiary are translated into U.S. dollars using average exchange rates for the period. We report the effect of exchange rate changes on cash balances held in foreign currencies in Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash on Sempra’s Consolidated Statements of Cash Flows.
Foreign currency transaction gains (losses) in a currency other than Sempra Infrastructure’s functional currency were $2 million, $(24) million and $(18) million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in Other Income, Net, on Sempra’s Consolidated Statements of Operations.

OTHER INCOME, NET
Other Income, Net, on the Consolidated Statements of Operations consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra:
Allowance for equity funds used during construction	$140	$143	$133
Investment gains (losses), net(1)	28	(42)	50
Gains (losses) on interest rate and foreign exchange instruments, net	4	11	(28)
Foreign currency transaction gains (losses), net(2)	2	(24)	(18)
Non-service components of net periodic benefit cost	(106)	(59)	(67)
Interest on regulatory balancing accounts, net	79	26	6
Sundry, net	(16)	(31)	(18)
Total	$131	$24	$58
SDG&E:
Allowance for equity funds used during construction	$86	$88	$81
Non-service components of net periodic benefit cost	(19)	(11)	(13)
Interest on regulatory balancing accounts, net	42	18	6
Sundry, net	(12)	(3)	(10)
Total	$97	$92	$64
SoCalGas:
Allowance for equity funds used during construction	$54	$55	$48
Non-service components of net periodic benefit cost	(80)	(42)	(40)
Interest on regulatory balancing accounts, net	37	8	—
Sundry, net	(15)	(29)	(22)
Total	$(4)	$(8)	$(14)
(1)    Represents net investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Consolidated Statements of Operations.
(2)    Includes losses of $11 and $23 in 2022 and 2021, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to IMG, which are offset by corresponding amounts included in Equity Earnings on the Consolidated Statements of Operations.
2023 Form 10-K | F-47

INCOME TAXES
Income tax expense includes current and deferred income taxes. We record deferred income taxes for temporary differences between the book and the tax basis of assets and liabilities. Investment tax credits from prior years are generally amortized to income by SDG&E and SoCalGas over the estimated service lives of the properties as required by the CPUC. However, in 2023, the scope of projects eligible for investment tax credits was expanded to include standalone energy storage projects, which are transferable under the IRA. The IRA also provided an election that permits investment tax credits related to standalone energy storage projects to be returned to utility customers over a period that is shorter than the life of the applicable asset. Under this election, SDG&E records a regulatory liability to offset these investment tax credits, which reduces both SDG&E’s and Sempra’s ETR.
Under the regulatory accounting treatment required for flow-through temporary differences, the Registrants recognize:
▪regulatory assets to offset deferred income tax liabilities if it is probable that the amounts will be recovered from customers; and
▪regulatory liabilities to offset deferred income tax assets if it is probable that the amounts will be returned to customers.
When there are uncertainties related to potential income tax benefits, the position we take must have at least a more-likely-than-not chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities in order to qualify for recognition. The term “more-likely-than-not” means a likelihood of more than 50%. Otherwise, we may not recognize any of the potential tax benefit associated with the position. We recognize a benefit for a tax position that meets the more-likely-than-not criterion at the largest amount of tax benefit that is greater than 50% likely of being realized upon its effective resolution.
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
We recognize interest and penalties related to income taxes in income tax expense.
We provide additional information about income taxes in Note 8.

RESTRICTED NET ASSETS
Sempra
As we discuss below, SDG&E, SoCalGas and certain Other Sempra entities have restrictions on the amount of funds that can be transferred to Sempra by dividend, advance or loan as a result of conditions imposed by various regulators. Additionally, certain Other Sempra entities are subject to various financial and other covenants and other restrictions contained in debt and credit agreements (described in Note 7) and in other agreements that limit the amount of funds that can be transferred to Sempra. At December 31, 2023, Sempra was in compliance with all covenants related to its debt agreements.
At December 31, 2023, the amount of restricted net assets of consolidated entities of Sempra that may not be distributed to Sempra in the form of a loan or dividend is $17.1 billion. Additionally, the amount of restricted net assets of our unconsolidated entities is $15.0 billion. Although the restrictions cap the amount of funding that the various operating subsidiaries can provide to Sempra, we do not believe these restrictions will have a significant impact on our ability to access cash to pay dividends and fund operating needs.
As we discuss in Note 6, $2.5 billion of Sempra’s retained earnings represents undistributed earnings of equity method investments at December 31, 2023.
SDG&E and SoCalGas
The CPUC’s regulation of SDG&E’s and SoCalGas’ capital structures limits the amounts available for dividends and loans to Sempra. At December 31, 2023, Sempra could have received combined loans and dividends of approximately $442 million from SDG&E and approximately $330 million from SoCalGas.
The payment and amount of future dividends by SDG&E and SoCalGas are at the discretion of their respective boards of directors. The following restrictions limit the amount of retained earnings that may be paid as common stock dividends or loaned to Sempra from either utility:
2023 Form 10-K | F-48

▪The CPUC requires that SDG&E’s and SoCalGas’ common equity ratios be no lower than one percentage point below the CPUC-authorized percentage of each entity’s authorized capital structure. The authorized percentage at December 31, 2023 is 52% at both SDG&E and SoCalGas.
▪SDG&E and SoCalGas each have a revolving credit line that requires it to maintain a ratio of consolidated indebtedness to consolidated capitalization (as defined in the agreements) of no more than 65%, as we discuss in Note 7.
Based on these restrictions, at December 31, 2023, SDG&E’s restricted net assets were $9.6 billion and SoCalGas’ restricted net assets were $7.1 billion, which could not be transferred to Sempra.
Other Sempra
Sempra owns an indirect 100% interest in Oncor Holdings, which owns an 80.25% interest in Oncor. As we discuss in Note 6, we account for our investment in Oncor Holdings under the equity method. Significant restrictions at Oncor that limit the amount that may be paid as dividends to Sempra include:
▪In connection with ring-fencing measures, governance mechanisms and commitments, Oncor may not pay any dividends or make any other distributions (except for contractual tax payments) if a majority of its independent directors or a minority member director determines that it is in the best interests of Oncor to retain such amounts to meet expected future requirements.
▪Oncor must remain in compliance with its debt-to-equity ratio established by the PUCT for ratemaking purposes and may not pay dividends or other distributions (except for contractual tax payments) if that payment would cause it to exceed its PUCT authorized debt-to-equity ratio. Oncor’s authorized regulatory capital structure is 57.5% debt to 42.5% equity at December 31, 2023.
▪If the credit rating on Oncor’s senior secured debt by any of the Rating Agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. At December 31, 2023, all of Oncor’s senior secured ratings were above BBB.
▪Oncor’s revolving credit line and certain of its other debt agreements require it to maintain a consolidated senior debt-to-capitalization ratio of no more than 65% and observe certain affirmative covenants. At December 31, 2023, Oncor was in compliance with these covenants.
Based on these restrictions, at December 31, 2023, Oncor’s restricted net assets were $14.2 billion, which could not be transferred to its owners.
Sempra owns an indirect 50% interest in Sharyland Holdings, which owns a 100% interest in Sharyland Utilities. Significant restrictions related to this equity method investment include:
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
▪Sharyland Utilities has a revolving credit line and two senior notes that require it to maintain a consolidated debt-to-capitalization ratio of no more than 70% and observe certain customary reporting requirements and other affirmative covenants. At December 31, 2023, Sharyland Utilities was in compliance with these and all other covenants.
Based on these restrictions, at December 31, 2023, Sharyland Utilities’ restricted net assets were $123 million, which could not be transferred to its owners.
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
2023 Form 10-K | F-49

action by the lenders taken in accordance with the finance documents could result in the exercise of such security interests by the lenders and the loss of ownership interests in Cameron LNG JV by Sempra and the other project partners.
Under these restrictions, net assets of Cameron LNG JV of approximately $453 million were restricted at December 31, 2023.
▪Mexico requires domestic corporations to maintain minimum legal reserves as a percentage of capital stock, resulting in restricted net assets of $292 million at Sempra Infrastructure’s consolidated Mexican subsidiaries at December 31, 2023.
▪IEnova has restrictions under trust agreements related to pipeline projects to pay for rights-of-way and other costs. Under these restrictions, net assets totaling $2 million were restricted at December 31, 2023.
▪TAG Norte, a 50% owned and unconsolidated JV of Sempra Infrastructure, has a long-term debt agreement that requires it to maintain a reserve account to pay the projects’ debt. Under these restrictions, net assets totaling $215 million were restricted at December 31, 2023.
▪Port Arthur LNG has a seven-year term loan facility agreement and working capital credit facility agreement that require consent of a trustee for the withdrawal or transfer of cash. Under these restrictions, net assets totaling $47 million were restricted at December 31, 2023.
▪Sempra Infrastructure has restricted cash for funds held as collateral in lieu of a customer’s letters of credit. Under this restriction, net assets totaling $102 million were restricted at December 31, 2023.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent accounting pronouncements that have had or may have a significant effect on our results of operations, financial condition, cash flows or disclosures.
ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”: ASU 2023-07 revises reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, public entities are required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. The standard also requires interim disclosure of certain segment-related disclosures that previously were required only on an annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. We plan to adopt the standard on December 31, 2024 and are currently evaluating the effect of the standard on our financial reporting.
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”: ASU 2023-09 improves the transparency of income tax disclosures by requiring disaggregated information about a reporting entity’s ETR reconciliation as well as information on income taxes paid. For each annual period, a reporting entity will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. We are currently evaluating the effect of the standard on our financial reporting and have not yet selected the year in which we will adopt the standard.
2023 Form 10-K | F-50

NOTE 3. REVENUES
The following tables disaggregate our revenues from contracts with customers by major service line and market. We also provide a reconciliation to total revenues by segment for Sempra. The majority of our revenue is recognized over time.

DISAGGREGATED REVENUES
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Year ended December 31, 2023
By major service line:
Utilities	$13,686	$87	$(19)	$13,754
Energy-related businesses	—	1,164	(70)	1,094
Revenues from contracts with customers	$13,686	$1,251	$(89)	$14,848
By market:
Gas	$8,949	$755	$(17)	$9,687
Electric	4,737	496	(72)	5,161
Revenues from contracts with customers	$13,686	$1,251	$(89)	$14,848

Revenues from contracts with customers	$13,686	$1,251	$(89)	$14,848
Utilities regulatory revenues	75	—	—	75
Other revenues	—	1,820	(23)	1,797
Total revenues	$13,761	$3,071	$(112)	$16,720

	Year ended December 31, 2022
By major service line:
Utilities	$11,944	$89	$(15)	$12,018
Energy-related businesses	—	1,760	(56)	1,704
Revenues from contracts with customers	$11,944	$1,849	$(71)	$13,722
By market:
Gas	$7,267	$1,270	$(12)	$8,525
Electric	4,677	579	(59)	5,197
Revenues from contracts with customers	$11,944	$1,849	$(71)	$13,722

Revenues from contracts with customers	$11,944	$1,849	$(71)	$13,722
Utilities regulatory revenues	633	—	—	633
Other revenues	—	70	14	84
Total revenues	$12,577	$1,919	$(57)	$14,439

	Year ended December 31, 2021
By major service line:
Utilities	$10,475	$81	$(16)	$10,540
Energy-related businesses	—	1,165	(29)	1,136
Revenues from contracts with customers	$10,475	$1,246	$(45)	$11,676
By market:
Gas	$6,128	$856	$(15)	$6,969
Electric	4,347	390	(30)	4,707
Revenues from contracts with customers	$10,475	$1,246	$(45)	$11,676

Revenues from contracts with customers	$10,475	$1,246	$(45)	$11,676
Utilities regulatory revenues	451	—	—	451
Other revenues	—	751	(21)	730
Total revenues	$10,926	$1,997	$(66)	$12,857
2023 Form 10-K | F-51

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E			SoCalGas
	Years ended December 31,
	2023	2022	2021	2023	2022	2021
By major service line:
Revenues from contracts with customers – Utilities	$5,954	$5,586	$5,144	$7,857	$6,459	$5,424
By market:
Gas	$1,204	$899	$790	$7,857	$6,459	$5,424
Electric	4,750	4,687	4,354	—	—	—
Revenues from contracts with customers	$5,954	$5,586	$5,144	$7,857	$6,459	$5,424

Revenues from contracts with customers	$5,954	$5,586	$5,144	$7,857	$6,459	$5,424
Utilities regulatory revenues	(357)	252	360	432	381	91
Total revenues	$5,597	$5,838	$5,504	$8,289	$6,840	$5,515
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
◦Sempra’s Ecogas
▪The generation, transmission and distribution of electricity at SDG&E.
Utilities revenues are derived from and recognized upon the delivery of natural gas or electricity services to customers. Amounts that we bill customers are based on tariffs set by regulators within the respective state or country. For SDG&E and SoCalGas, amounts that we bill to customers also include adjustments for previously recognized regulatory revenues.
SDG&E, SoCalGas and Ecogas recognize revenues based on regulator-approved revenue requirements, which allow the utilities to recover their reasonable operating costs and provides the opportunity to realize their authorized rates of return on their investments. While SDG&E’s and SoCalGas’ revenues are not affected by actual sales volumes, the pattern of their revenue
2023 Form 10-K | F-52

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
For contracts greater than one year, at December 31, 2023, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations for contracts greater than one year at December 31, 2023.
2023 Form 10-K | F-53

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2024	$278	$3
2025	263	4
2026	262	4
2027	262	4
2028	195	4
Thereafter	1,767	56
Total revenues to be recognized	$3,027	$75
(1)    Excludes intercompany transactions.
Contract Liabilities from Revenues from Contracts with Customers
From time to time, we receive payments in advance of satisfying the performance obligations associated with customer contracts. We defer such revenues as contract liabilities and recognize them in earnings as the performance obligations are satisfied.
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in 2023, 2022 or 2021. Sempra Infrastructure recorded a contract liability for funds held as collateral in lieu of a customer’s letters of credit associated with its LNG storage and regasification agreement.

CONTRACT LIABILITIES
(Dollars in millions)
	2023	2022	2021
Sempra:
Contract liabilities at January 1	$(252)	$(278)	$(207)
Revenue from performance obligations satisfied during reporting period	14	131	52
Payments received in advance	(21)	(105)	(123)
Contract modification	61	—	—
Contract liabilities at December 31(1)	$(198)	$(252)	$(278)
SDG&E:
Contract liabilities at January 1	$(79)	$(83)	$(87)
Revenue from performance obligations satisfied during reporting period	4	4	4
Contract liabilities at December 31(2)	$(75)	$(79)	$(83)
(1)     Balances at December 31, 2023, 2022 and 2021 include $5, $45 and $116, respectively, in Other Current Liabilities and $193, $207 and $162, respectively, in Deferred Credits and Other.
(2)     Balances at December 31, 2023, 2022 and 2021 include $3, $4 and $4, respectively, in Other Current Liabilities and $72, $75 and $79, respectively, in Deferred Credits and Other.

As we discuss above in Note 1 in “Property, Plant and Equipment,” Sempra Infrastructure and the CFE have agreed to an amendment to their transportation services agreement for the Guaymas-El Oro segment of the Sonora pipeline. Sempra Infrastructure determined that the amended transportation services agreement met the definition of a lease. In December 2023, Sempra reclassified $61 million from contract liabilities to other noncurrent liabilities, both within Deferred Credits and Other on Sempra’s Consolidated Balance Sheet.
2023 Form 10-K | F-54

Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	December 31,
	2023	2022
Sempra:
Accounts receivable – trade, net(1)	$1,951	$2,291
Accounts receivable – other, net	15	25
Due from unconsolidated affiliates – current(2)	4	9
Other long-term assets(3)	—	9
Total	$1,970	$2,334
SDG&E:
Accounts receivable – trade, net(1)	$870	$799
Accounts receivable – other, net	13	12
Due from unconsolidated affiliates – current(2)	6	2
Other long-term assets(3)	—	6
Total	$889	$819
SoCalGas:
Accounts receivable – trade, net	$985	$1,295
Accounts receivable – other, net	2	13
Other long-term assets(3)	—	3
Total	$987	$1,311
(1)     At December 31, 2023 and 2022, includes $148 and $72, respectively, of receivables due from customers that were billed on behalf of CCAs, which are not included in revenues.
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
2023 Form 10-K | F-55

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
Authorized costs are recovered as the commodity service is delivered. To the extent authorized amounts collected vary from actual costs, the differences are generally recovered or refunded in a subsequent period based on the nature of the balancing account mechanism. In general, the revenue recognition criteria for balanced costs billed to customers are met at the time the costs are incurred. Because these costs are substantially recovered in rates through a balancing account mechanism, changes in these costs are reflected as changes in revenues. The CPUC and the FERC may impose various review procedures before authorizing recovery or refund of amounts accumulated for authorized programs, including limitations on the program’s total cost, revenue requirement limits or reviews of costs for reasonableness. These procedures could result in disallowances of recovery from customers.
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
2023 Form 10-K | F-56

REGULATORY ASSETS (LIABILITIES) AT DECEMBER 31
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	2023	2022	2023	2022	2023	2022
Fixed-price contracts and other derivatives	$215	$(56)	$14	$(110)	$201	$54
Deferred income taxes recoverable in rates	1,142	535	626	296	430	161
Pension and PBOP plan obligations	(212)	(159)	48	11	(260)	(170)
Employee benefit costs	24	29	3	5	21	24
Removal obligations	(3,082)	(2,864)	(2,468)	(2,248)	(614)	(616)
Environmental costs	139	145	105	107	34	38
Sunrise Powerlink fire mitigation	124	123	124	123	—	—
Regulatory balancing accounts(1)(2):
Commodity – electric	(233)	220	(233)	220	—	—
Commodity – gas, including transportation	(259)	(197)	52	60	(311)	(257)
Safety and reliability	959	682	207	107	752	575
Public purpose programs	(273)	(227)	(144)	(69)	(129)	(158)
Wildfire mitigation plan	685	375	685	375	—	—
Liability insurance premium	113	122	90	99	23	23
Other balancing accounts	373	65	(152)	(50)	525	115
Other regulatory (liabilities) assets, net(2)	(10)	301	49	132	(58)	169
Total	$(295)	$(906)	$(994)	$(942)	$614	$(42)
(1)    At December 31, 2023 and 2022, the noncurrent portion of regulatory balancing accounts – net undercollected for Sempra was $1,913 and $1,254, respectively, for SDG&E was $950 and $562, respectively, and for SoCalGas was $963 and $692, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.
Regulatory Assets Not Earning a Return
▪Regulatory assets arising from fixed-price contracts and other derivatives are offset by corresponding liabilities arising from purchased power and natural gas commodity and transportation contracts. The regulatory asset is increased/decreased based on changes in the fair market value of the contracts. It is also reduced as payments are made for commodities and services under these contracts. The related amounts are recovered in rates once these contracts are settled, generally within four years.
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
▪The regulatory asset related to Sunrise Powerlink fire mitigation is offset by a corresponding liability for the funding of a trust to cover the mitigation costs. SDG&E expects to recover the regulatory asset in rates as the trust is funded over a remaining 46-year period.
2023 Form 10-K | F-57

Regulatory Assets Earning a Return
▪Over- and undercollected regulatory balancing accounts and other regulatory assets, net, reflect the difference between customer billings and recorded or CPUC-authorized amounts. Depreciation, taxes and return on rate base may also be included in certain accounts. Amounts in the balancing accounts are recoverable (receivable) or refundable (payable) in future rates, subject to CPUC approval. SDG&E and SoCalGas periodically make requests to the CPUC to true up their revenue requirement for amounts accumulated in the regulatory balancing accounts and in other regulatory assets, net. The CPUC may impose various review procedures before authorizing recovery or refund of amounts accumulated for authorized programs, including limitations on the program’s total cost, revenue requirement limits or reviews of costs for reasonableness. These procedures could result in delays or disallowances of recovery from customers.
Amortization expense on certain regulatory assets for the years ended December 31, 2023, 2022 and 2021 was $12 million, $11 million and $10 million, respectively, at Sempra, $6 million, $5 million and $5 million, respectively, at SDG&E, and $6 million, $6 million and $5 million, respectively, at SoCalGas.
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
In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC describing $2.2 billion in costs to implement its wildfire mitigation plans from 2019 through 2022, and seeking review and recovery of the incremental wildfire mitigation plan costs incurred during that period, totaling $1.5 billion. SDG&E expects to receive a proposed decision on this request in late 2024. In February 2024, the CPUC approved an interim cost recovery mechanism that would permit SDG&E to recover in rates $194 million of its wildfire mitigation plan regulatory account balance in 2024 and, if a recovery mechanism is not in place by January 1, 2025, an additional $96 million in 2025. Such recovery of SDG&E’s wildfire mitigation plan regulatory account balance will be subject to reasonableness review. SDG&E also expects to submit a separate request for review and recovery of its 2023 wildfire mitigation plan costs in late 2024.
The results of the GRC may materially and adversely differ from what is contained in the GRC applications.
CPUC COST OF CAPITAL
A CPUC cost of capital proceeding determines a utility’s authorized capital structure and authorized return on rate base. The CCM applies in the interim years between required cost of capital applications and considers changes in the cost of capital based on changes in interest rates based on the applicable utility bond index published by Moody’s (the CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered in each measurement period, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.000% at the end of the measurement period. The CCM, if triggered, would automatically update the
2023 Form 10-K | F-58

authorized cost of debt based on actual costs and update the authorized ROE upward or downward by one-half of the difference between the CCM benchmark rate and the applicable Moody’s utility bond index, subject to regulatory approval. Alternatively, each of SDG&E and SoCalGas is permitted to file a cost of capital application to have its cost of capital determined in lieu of the CCM in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole.
The CPUC approved the following cost of capital for SDG&E and SoCalGas that became effective on January 1, 2020 and remained in effect through December 31, 2022.

AUTHORIZED COST OF CAPITAL FOR 2020 – 2022

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
45.25%	4.59%	2.08%	Long-Term Debt	45.60%	4.23%	1.93%
2.75	6.22	0.17	Preferred Equity	2.40	6.00	0.14
52.00	10.20	5.30	Common Equity	52.00	10.05	5.23
100.00%		7.55%		100.00%		7.30%

The CPUC approved the following cost of capital for SDG&E and SoCalGas that became effective on January 1, 2023 and was to remain in effect through December 31, 2025, subject to the CCM. The CPUC has issued a ruling to initiate a second phase of this cost of capital proceeding to evaluate potential modifications to the CCM.

AUTHORIZED COST OF CAPITAL FOR 2023

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

For the measurement period that ended on September 30, 2023, SDG&E’s CCM benchmark rate was 4.367% based on Moody’s Baa- utility bond index and SoCalGas’ CCM benchmark rate was 4.074% based on Moody’s A- utility bond index. The actual average rate during the measurement period was 5.777% for SDG&E and 5.472% for SoCalGas. As such, the CCM was triggered for SDG&E and SoCalGas on September 30, 2023. In December 2023, the CPUC approved increases to SDG&E’s and SoCalGas’ authorized rates of return effective January 1, 2024, which will remain in effect through December 31, 2025, subject to the CCM. In January 2024, several parties submitted a request for the CPUC to review such approval.

AUTHORIZED COST OF CAPITAL FOR 2024 – 2025

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
45.25%	4.34%	1.96%	Long-Term Debt	45.60%	4.54%	2.07%
2.75	6.22	0.17	Preferred Equity	2.40	6.00	0.14
52.00	10.65	5.54	Common Equity	52.00	10.50	5.46
100.00%		7.67%		100.00%		7.67%
2023 Form 10-K | F-59

FERC RATE MATTERS
SDG&E files separately with the FERC for its authorized ROE on FERC-regulated electric transmission operations and assets. SDG&E’s currently effective TO5 settlement provides for a ROE of 10.60%, consisting of a base ROE of 10.10% plus an additional 50 bps for participation in the California ISO (the California ISO adder). If the FERC issues an order ruling that California IOUs are no longer eligible for the California ISO adder, SDG&E would refund the California ISO adder as of the refund effective date (June 1, 2019) or such other date set by the FERC if such a refund is determined to be required by the terms of the TO5 settlement. The TO5 settlement will remain in effect until terminated by a notice provided at least six months before the end of the calendar year. Following any such notice, SDG&E would file an updated rate request with an effective date of January 1 of the following year.

NOTE 5. SEMPRA – ACQUISITIONS AND DIVESTITURES
ACQUISITION
ESJ
In March 2021, Sempra Infrastructure completed the acquisition of Saavi Energía S. de R.L. de C.V.’s 50% equity interest in ESJ for a purchase price of $65 million (net of $14 million of acquired cash and cash equivalents) plus the assumption of $277 million in debt (including $94 million owed from ESJ to Sempra Infrastructure that eliminated upon consolidation). Sempra Infrastructure previously accounted for its interest in ESJ as an equity method investment. This acquisition increased SI Partners’ ownership interest in ESJ from 50% to 100%. We accounted for this asset acquisition using a cost accumulation model whereby the cost of the acquisition and carrying value of our previously held interest in ESJ ($34 million) were allocated to assets acquired ($458 million) and liabilities assumed ($345 million) based on their relative fair values. ESJ owns a fully operating wind power generation facility with a nameplate capacity of 155 MW that is fully contracted by SDG&E under a long-term PPA. Sempra Infrastructure recorded a $190 million intangible asset for the relative fair value of the PPA that will be amortized over a period of 14 years against revenues. On January 15, 2022, ESJ completed construction and began commercial operation of a second wind power generation facility with a nameplate capacity of 108 MW that is also fully contracted by SDG&E under a long-term PPA.
DIVESTITURE
PXiSE
In December 2021, Parent and other completed the sale of its 80% interest in PXiSE for total cash proceeds of $38 million, net of transaction costs totaling $4 million, and recorded a $36 million ($26 million after tax) gain, which is included in Gain on Sale of Assets on Sempra’s Consolidated Statement of Operations.

NOTE 6. SEMPRA – INVESTMENTS IN UNCONSOLIDATED ENTITIES
We generally account for investments under the equity method when we have significant influence over, but do not have control of, these entities. Equity earnings and losses, both before and net of income tax, are combined and presented as Equity Earnings on the Consolidated Statements of Operations. Distributions received from equity method investees are classified in the Consolidated Statements of Cash Flows as either a return on investment in operating activities or a return of investment in investing activities based on the “nature of the distribution” approach.
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
2023 Form 10-K | F-60

We provide the carrying values of our investments and earnings on these investments by segment in the following tables.

EQUITY METHOD AND OTHER INVESTMENTS(1)
(Dollars in millions)
	Percent ownership		Investment balance
	December 31,
	2023	2022	2023	2022
Sempra Texas Utilities:
Oncor Holdings(2)	100%	100%	$14,266	$13,665

Sempra Texas Utilities:
Sharyland Holdings(3)	50%	50%	$114	$107
Sempra Infrastructure:
Cameron LNG JV(4)	50.2	50.2	1,008	886
IMG(5)	40	40	620	591
TAG Norte(6)	50	50	501	428
Parent and other:
Other			1	—
Total			$2,244	$2,012
(1)    All amounts are before NCI, where applicable.
(2)    The carrying value of our equity method investment is $2,870 and $2,856 higher than the underlying equity in the net assets of the investee at December 31, 2023 and 2022, respectively, due to $2,868 of equity method goodwill and $69 in basis differences in AOCI, offset by $67 and $81 at December 31, 2023 and 2022, respectively, due to a tax sharing liability to TTI under a tax sharing agreement.
(3)    The carrying value of our equity method investment is $41 higher than the underlying equity in the net assets of the investee due to equity method goodwill.
(4)    The carrying value of our equity method investment is $262 and $270 higher than the underlying equity in the net assets of the investee at December 31, 2023 and 2022, respectively, primarily due to guarantees, interest capitalized on the investment prior to the JV commencing its operations, and amortization of guarantee fees and capitalized interest thereafter.
(5)    The carrying value of our equity method investment is $5 higher than the underlying equity in the net assets of the investee due to guarantees.
(6)    The carrying value of our equity method investment is $130 higher than the underlying equity in the net assets of the investee due to equity method goodwill.

EARNINGS FROM EQUITY METHOD INVESTMENTS(1)
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
EARNINGS RECORDED BEFORE INCOME TAX(2):
Sempra Texas Utilities:
Sharyland Holdings	$7	$7	$5
Sempra Infrastructure:
Cameron LNG JV(3)	586	659	559
Parent and other:
RBS Sempra Commodities	40	—	50
	633	666	614
EARNINGS RECORDED NET OF INCOME TAX:
Sempra Texas Utilities:
Oncor Holdings	694	735	617
Sempra Infrastructure:
ESJ	—	—	2
IMG	40	68	83
TAG Norte	114	29	27
	848	832	729
Total	$1,481	$1,498	$1,343
(1)    All amounts are before NCI, where applicable.
(2)    We provide our ETR calculation in Note 8.
(3)    Includes $9, $12 and $3 of basis differences in equity earnings related to AOCI in 2023, 2022 and 2021, respectively.

2023 Form 10-K | F-61

We provide the contributions to and distributions from our investments by segment in the following tables.

EXPENDITURES FOR INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra Texas Utilities:
Oncor Holdings	$363	$341	$566
Sharyland Holdings	4	5	—
	367	346	566
Sempra Infrastructure:
Cameron LNG JV	15	30	2
ESJ	—	—	65
	15	30	67
Total	$382	$376	$633

DISTRIBUTIONS FROM INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra Texas Utilities:
Oncor Holdings(1)	$441	$340	$681
Sharyland Holdings	4	5	7
	445	345	688
Sempra Infrastructure:
Cameron LNG JV	456	509	623
ESJ	—	—	4
IMG	11	—	—
TAG Norte	36	32	45
	503	541	672
Total	$948	$886	$1,360
(1)    When including payments received under a tax sharing arrangement, distributions would total $558, $443 and $753 in 2023, 2022 and 2021, respectively.

At December 31, 2023 and 2022 our share of the undistributed earnings of equity method investments was $2.5 billion and $2.0 billion, respectively, including $496 million at December 31, 2023 in undistributed earnings from investments for which we have less than 50% equity interests.
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
2023 Form 10-K | F-62

We provide summarized income statement and balance sheet information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Operating revenues	$5,586	$5,243	$4,764
Operating expenses	(4,026)	(3,682)	(3,397)
Income from operations	1,560	1,561	1,367
Interest expense	(536)	(445)	(413)
Income tax expense	(192)	(203)	(163)
Net income	849	893	760
NCI held by TTI	(170)	(179)	(152)
Earnings attributable to Sempra(1)	679	714	608

		December 31,
		2023	2022
Current assets		$1,431	$1,223
Noncurrent assets		34,649	31,703
Current liabilities		1,625	1,579
Noncurrent liabilities		19,727	17,405
NCI held by TTI		3,338	3,141
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
CAMERON LNG JV
Cameron LNG JV is a JV between Sempra and three project partners, TotalEnergies SE, Mitsui & Co., Ltd., and Japan LNG Investment, LLC, a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha. We account for SI Partners’ 50.2% investment in Cameron LNG JV under the equity method.
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $19 million at December 31, 2023, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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
2023 Form 10-K | F-63

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
In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 12). At December 31, 2023, the fair value of the Support Agreement was $23 million, of which $7 million is included in Other Current Assets and $16 million is included in Other Long-Term Assets on Sempra’s Consolidated Balance Sheet.
ESJ
As we discuss in Note 5, in March 2021, SI Partners’ completed the acquisition of the remaining 50% equity interest in ESJ and ESJ became a consolidated subsidiary. Prior to the acquisition date, SI Partners’ owned 50% of ESJ and accounted for its interest as an equity method investment.
IMG
SI Partners’ has a 40% interest in IMG, a JV with a subsidiary of TC Energy Corporation, and accounts for its interest as an equity method investment. IMG owns and operates the Sur de Texas-Tuxpan natural gas marine pipeline, which is fully contracted under a 35-year natural gas transportation service contract with the CFE.
TAG NORTE
SI Partners’ has a 50% beneficial ownership interest in TAG Norte, a JV with TETL JV Mexico Norte, S. de R.L. de C.V. and Bravo N Mergeco, S. de R.L. de C.V. that holds a 50% interest in the Los Ramones Norte pipeline. Sempra Infrastructure accounts for its 50% interest in TAG Norte as an equity method investment.
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
2023 Form 10-K | F-64

In 2018, we fully impaired our remaining equity method investment in RBS Sempra Commodities. In 2020, we recorded a charge of $100 million in Equity Earnings on Sempra’s Consolidated Statement of Operations for losses from our investment in RBS Sempra Commodities. In 2021, we reduced this charge by $50 million based on the favorable outcome of a settlement with HMRC and revised assumptions on the High Court of Justice case. In 2023, we reduced this estimate by an additional $40 million based on the settlement reached with the Liquidating Companies. We discuss matters related to RBS Sempra Commodities further in “Legal Proceedings – Other Sempra” in Note 16.
SUMMARIZED FINANCIAL INFORMATION
We present summarized financial information below, aggregated for all other equity method investments (excluding Oncor Holdings and RBS Sempra Commodities) for the periods in which we were invested in the entities. The amounts below represent the results of operations and aggregate financial position of 100% of each of Sempra’s other equity method investments.

SUMMARIZED FINANCIAL INFORMATION – OTHER EQUITY METHOD INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021(1)
Gross revenues	$3,083	$2,959	$2,721
Operating expenses	(776)	(772)	(719)
Income from operations	2,307	2,187	2,002
Interest expense	(570)	(505)	(548)
Net income/Earnings(2)(3)	1,499	1,537	1,388

	December 31,
	2023	2022
Current assets	$1,216	$1,008
Noncurrent assets	14,826	14,786
Current liabilities	1,255	1,147
Noncurrent liabilities	10,786	11,130
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

NOTE 7. DEBT AND CREDIT FACILITIES
SHORT-TERM DEBT
Committed Lines of Credit
At December 31, 2023, Sempra had an aggregate capacity of $9.9 billion under seven primary committed lines of credit, which provide liquidity and support our commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.
2023 Form 10-K | F-65

COMMITTED LINES OF CREDIT
(Dollars in millions)
		December 31, 2023
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Letters of credit outstanding	Available unused credit
Sempra	October 2028	$4,000	$(366)	$—	$—	$3,634
SDG&E	October 2028	1,500	—	—	—	1,500
SoCalGas	October 2028	1,200	(947)	—	—	253
SI Partners and IEnova	September 2025	500	—	(425)	—	75
SI Partners and IEnova	August 2026	1,000	—	—	—	1,000
SI Partners and IEnova	August 2028	1,500	—	(546)	—	954
Port Arthur LNG	March 2030	200	—	—	(25)	175
Total		$9,900	$(1,313)	$(971)	$(25)	$7,591
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
▪Each borrower must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At December 31, 2023, each Registrant was in compliance with this ratio under its respective credit facility.
SI Partners and IEnova have three combined lines of credit, reflected in the table above, that require borrowings to be issued in U.S. dollars only and include the following principal terms:
▪Borrowings on the $500 million revolving credit facility bear interest at a per annum rate equal to term SOFR plus 80 bps (including a credit adjustment spread).
▪The $1.0 billion facility provides for borrowings of up to $1.0 billion through a syndicate of 12 lenders available to SI Partners and up to $910 million through a syndicate of 11 lenders available to IEnova, subject to a combined borrowing limit of $1.0 billion. This facility:
◦Charges interest on borrowings at a benchmark rate plus a margin that varies with SI Partners’ credit rating (plus a term SOFR credit adjustment spread of 10 bps in all tenors).
◦Provides for issuance of up to $200 million of letters of credit, subject to a combined letter of credit commitment of $200 million, which can be issued in U.S. dollars or Mexican pesos and which reduces available unused credit.
◦Includes a $100 million swingline loan sub-limit, whereby any outstanding amounts would reduce available unused credit. No swingline loan borrowings were outstanding at December 31, 2023.
◦Gives either SI Partners or IEnova the right to increase the total facility to $1.5 billion, subject to lender approval, with borrowings of up to $1.5 billion through a syndicate of 12 lenders available to SI Partners and up to $1,365 million through a syndicate of 11 lenders available to IEnova.
▪Borrowings on the $1.5 billion revolving credit facility, with borrowings of up to $1.5 billion through a syndicate of 12 lenders available to SI Partners and up to $1,365 million through a syndicate of 11 lenders available to IEnova, subject to a combined borrowing limit of $1.5 billion, bear interest at a per annum rate equal to term SOFR plus 90 bps (including a credit adjustment spread).
Additionally, the three lines of credit that are shared by SI Partners and IEnova require that SI Partners maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in each credit facility) of no more than 5.25 to 1.00 at the end of each quarter. At December 31, 2023, SI Partners was in compliance with this ratio.
In March 2023, Port Arthur LNG entered into a seven-year initial working capital facility agreement with a syndicate of lenders expiring in March 2030. The credit facility permits borrowings of up to $200 million, which bear interest by reference to term SOFR plus the applicable margin and a credit adjustment spread. The credit facility also provides for the issuance of up to $200 million of letters of credit, which reduces available unused credit.
2023 Form 10-K | F-66

Uncommitted Line of Credit
ECA LNG Phase 1 has an uncommitted line of credit, which is generally used for working capital requirements, with an aggregate capacity of $200 million of which $60 million was outstanding at December 31, 2023. The amounts outstanding are before reductions of any unamortized discounts. Borrowings can be in U.S. dollars or Mexican pesos. At December 31, 2023, outstanding amounts were borrowed in Mexican pesos and bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 105 bps. In June 2023, the facility was amended to extend the expiration date to August 2024 and replace the London Interbank Offered Rate reference rate plus 105 bps with the SOFR reference rate plus 115 bps. As such, borrowings made in U.S. dollars bear interest at a variable rate based on the one-month or three-month SOFR plus 115 bps.
Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At December 31, 2023, we had $513 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT OUTSTANDING
(Dollars in millions)
	Expiration date range	December 31, 2023
SDG&E	January 2024 - November 2024	$25
SoCalGas	March 2024 - November 2024	20
Other Sempra	January 2024 - October 2043	468
Total Sempra		$513
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	December 31,
	2023	2022
Sempra	5.96%	5.57%
SDG&E	—	4.76
SoCalGas	5.44	4.71
2023 Form 10-K | F-67

LONG-TERM DEBT
The following tables show the detail and maturities of long-term debt outstanding.

LONG-TERM DEBT AND FINANCE LEASES
(Dollars in millions)
	December 31,
	2023	2022
SDG&E:
First mortgage bonds (collateralized by plant assets):
3.6% September 1, 2023	$—	$450
2.5% May 15, 2026	500	500
6% June 1, 2026	250	250
4.95% August 15, 2028	600	—
1.7% October 1, 2030	800	800
3% March 15, 2032	500	500
5.35% May 15, 2035	250	250
6.125% September 15, 2037	250	250
6% June 1, 2039	300	300
5.35% May 15, 2040	250	250
4.5% August 15, 2040	500	500
3.95% November 15, 2041	250	250
4.3% April 1, 2042	250	250
3.75% June 1, 2047	400	400
4.15% May 15, 2048	400	400
4.1% June 15, 2049	400	400
3.32% April 15, 2050	400	400
2.95% August 15, 2051	750	750
3.7% March 15, 2052	500	500
5.35% April 1, 2053	800	—
	8,350	7,400
Other long-term debt (uncollateralized):
Notes at variable rates (5.99% at December 31, 2023) February 18, 2024(1)	400	400
Finance lease obligations:
Power purchase agreements	1,166	1,194
Other	67	62
	1,633	1,656
	9,983	9,056
Current portion of long-term debt and finance leases	(441)	(489)
Unamortized discount on long-term debt	(29)	(20)
Unamortized debt issuance costs	(60)	(50)
Total SDG&E	$9,453	$8,497
(1)    Callable long-term debt not subject to make-whole provisions.
2023 Form 10-K | F-68

LONG-TERM DEBT AND FINANCE LEASES (CONTINUED)
(Dollars in millions)
	December 31,
	2023	2022
SoCalGas:
First mortgage bonds (collateralized by plant assets):
3.15% September 15, 2024	$500	$500
3.2% June 15, 2025	350	350
2.6% June 15, 2026	500	500
2.55% February 1, 2030	650	650
5.20% June 1, 2033	500	—
5.75% November 15, 2035	250	250
5.125% November 15, 2040	300	300
3.75% September 15, 2042	350	350
4.45% March 15, 2044	250	250
4.125% June 1, 2048	400	400
4.3% January 15, 2049	550	550
3.95% February 15, 2050	350	350
6.35% November 15, 2052	600	600
5.75% June 1, 2053	500	—
	6,050	5,050
Other long-term debt (uncollateralized):
Notes at variable rates (5.10% at December 31, 2022) September 14, 2023(1)	—	300
1.875% Notes May 14, 2026(1)	4	4
2.95% Notes April 15, 2027	700	700
5.67% Notes January 18, 2028(2)	5	5
Finance lease obligations	107	87
	816	1,096
	6,866	6,146
Current portion of long-term debt and finance leases	(523)	(318)
Unamortized discount on long-term debt	(13)	(12)
Unamortized debt issuance costs	(42)	(36)
Total SoCalGas	$6,288	$5,780
(1)    Callable long-term debt not subject to make-whole provisions.
(2)    Debt is not callable.
2023 Form 10-K | F-69

LONG-TERM DEBT AND FINANCE LEASES (CONTINUED)
(Dollars in millions)
	December 31,
	2023	2022
Other Sempra:
Sempra - Other long-term debt (uncollateralized):
3.3% Notes April 1, 2025	$750	$750
5.40% Notes August 1, 2026	550	—
3.25% Notes June 15, 2027	750	750
3.4% Notes February 1, 2028	1,000	1,000
3.7% Notes April 1, 2029	500	500
5.50% Notes August 1, 2033	700	—
3.8% Notes February 1, 2038	1,000	1,000
6% Notes October 15, 2039	750	750
4% Notes February 1, 2048	800	800
4.125% Junior Subordinated Notes April 1, 2052(1)	1,000	1,000
5.75% Junior Subordinated Notes July 1, 2079(1)	758	758
	8,558	7,308
Sempra Infrastructure - Other long-term debt (uncollateralized unless otherwise noted):
6.3% Notes (4.12% after cross-currency swap effective 2013) February 2, 2023	—	201
Loan at variable rates (8.31% at December 31, 2023) December 9, 2025	832	575
3.75% Notes January 14, 2028	300	300
Loan including $200 at variable rates (5.33% after floating-to-fixed rate swaps effective 2023) and $58 at variable rates (weighted-average rate of 7.37% at December 31, 2023) March 20, 2030, collateralized by plant assets(1)	258	—
3.25% Notes January 15, 2032	400	400
Loan at variable rates (4.03% after floating-to-fixed rate swap effective 2019) payable June 15, 2022 through November 19, 2034(1)	96	98
Loan at variable rates (4.03% after floating-to-fixed rate swap effective 2019) payable June 15, 2022 through November 19, 2034(1)	96	98
Loan at variable rates (2.38% after floating-to-fixed rate swap effective 2020) payable June 15, 2022 through November 19, 2034(1)	96	98
2.9% Loan payable June 15, 2022 through November 19, 2034(1)	231	236
4.875% Notes January 14, 2048	540	540
4.75% Notes January 15, 2051	800	800
	3,649	3,346
	12,207	10,654
Current portion of long-term debt	(11)	(212)
Unamortized discount on long-term debt	(66)	(62)
Unamortized debt issuance costs	(112)	(109)
Total Other Sempra	12,018	10,271
Total Sempra	$27,759	$24,548
(1)    Callable long-term debt not subject to make-whole provisions.

At December 31, 2023, scheduled maturities of long-term debt are as follows:

MATURITIES OF LONG-TERM DEBT(1)
(Dollars in millions)
	SDG&E	SoCalGas	Other Sempra	Total Sempra
2024	$400	$500	$11	$911
2025	—	350	1,651	2,001
2026	750	504	600	1,854
2027	—	700	799	1,499
2028	600	5	1,349	1,954
Thereafter	7,000	4,700	7,797	19,497
Total	$8,750	$6,759	$12,207	$27,716
(1)    Excludes finance lease obligations, discounts, and debt issuance costs.

2023 Form 10-K | F-70

Various long-term obligations totaling $13.1 billion at Sempra at December 31, 2023 are unsecured. This includes unsecured long-term obligations totaling $400 million at SDG&E and $709 million at SoCalGas.
Callable Long-Term Debt
At the option of Sempra, SDG&E and SoCalGas, certain debt at December 31, 2023 is callable subject to premiums:

CALLABLE LONG-TERM DEBT
(Dollars in millions)
	SDG&E	SoCalGas	Other Sempra	Total Sempra
Not subject to make-whole provisions	$400	$4	$2,535	$2,939
Subject to make-whole provisions	8,350	6,750	9,672	24,772
First Mortgage Bonds
SDG&E and SoCalGas issue first mortgage bonds secured by liens on their respective utility plant assets. SDG&E and SoCalGas may issue additional first mortgage bonds if in compliance with the provisions of their bond agreements (indentures). These indentures require, among other things, the satisfaction of pro forma earnings-coverage tests on first mortgage bond interest and the availability of sufficient mortgaged property to support the additional bonds, after giving effect to prior bond redemptions. The most restrictive of these tests (the property test) would permit the issuance, subject to CPUC authorization, of additional first mortgage bonds of $8.2 billion at SDG&E and $1.6 billion at SoCalGas at December 31, 2023.
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
SoCalGas
In May 2023, SoCalGas issued $500 million aggregate principal amount of 5.20% first mortgage bonds due in full upon maturity on June 1, 2033 and received proceeds of $495 million (net of debt discount, underwriting discounts and debt issuance costs of $5 million), and $500 million aggregate principal amount of 5.75% first mortgage bonds due in full upon maturity on June 1, 2053 and received proceeds of $493 million (net of debt discount, underwriting discounts and debt issuance costs of $7 million). Each series of first mortgage bonds is redeemable prior to maturity, subject to its terms, and in certain circumstances subject to make-whole provisions. SoCalGas used the net proceeds to repay its $300 million senior unsecured floating rate notes prior to their September 2023 scheduled maturity, a portion of its $800 million term loan and for other general corporate purposes.
Other Long-Term Debt
Other Sempra
Sempra. In June 2023, Sempra issued $550 million aggregate principal amount of 5.40% senior unsecured notes due in full upon maturity on August 1, 2026 and received proceeds of $545 million (net of debt discount, underwriting discounts and debt issuance costs of $5 million), and $700 million aggregate principal amount of 5.50% senior unsecured notes due in full upon maturity on August 1, 2033 and received proceeds of $692 million (net of debt discount, underwriting discounts and debt issuance costs of $8 million). Each series of notes is redeemable prior to maturity, subject to its terms, and in certain circumstances subject to make-whole provisions. We used the net proceeds for general corporate purposes, including repayment of commercial paper and other indebtedness.
2023 Form 10-K | F-71

ECA LNG Phase 1. ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures on December 9, 2025 for an aggregate principal amount of up to $1.3 billion. IEnova and TotalEnergies SE have provided guarantees for repayment of the loans plus accrued and unpaid interest of 83.4% and 16.6%, respectively. At December 31, 2023 and December 31, 2022, $832 million and $575 million, respectively, of borrowings from external lenders were outstanding under the loan agreement, with a weighted-average interest rate of 8.31% and 7.54%, respectively.
Port Arthur LNG. In March 2023, Port Arthur LNG entered into a term loan facility agreement with a syndicate of lenders for an aggregate principal amount of approximately $6.8 billion. Proceeds from the loans will be used to finance the cost of construction of the PA LNG Phase 1 project. The loans mature on March 20, 2030 and bear interest by reference to term SOFR, plus the applicable margin and a credit adjustment spread. The applicable margin prior to completion of the PA LNG Phase 1 project (which occurs upon the satisfaction or waiver of a series of customary operational, technical, environmental and other tests and conditions that generally would not be fully met until after the commercial operations date) is 2.00% and on completion and thereafter is 2.25%. The principal amounts outstanding on the loans must be repaid in quarterly installments, commencing on the earlier of (i) the first quarterly payment date occurring more than three calendar months following completion of the PA LNG Phase 1 project and (ii) April 20, 2029. Under the terms of the loan agreement, at least 60% of the projected outstanding balance is required to be hedged through 2048. As we discuss in Note 11, Port Arthur LNG entered into hedging instruments in satisfaction of this requirement in March 2023. An upfront equity funding amount of $4.7 billion is required to have been contributed to Port Arthur LNG for construction costs as a condition to the initial advance of term loans under the agreement (other than advances for fees, interest, expenses and certain other specified costs). Port Arthur LNG paid $200 million in debt issuance costs at closing. Additionally, the loan agreement and the related working capital facility agreement that we discuss above require payment of commitment fees calculated at a rate per annum equal to 30% of the applicable margin for term SOFR loans multiplied by the outstanding debt commitments, and additional administrative fees. At December 31, 2023, $258 million of borrowings were outstanding under the loan agreement, with an all-in weighted-average interest rate of 5.81%.
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

2023 Form 10-K | F-72

NOTE 8. INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra:
Income tax expense	$490	$556	$99

Income before income taxes and equity earnings	$2,627	$1,343	$219
Equity earnings, before income tax(1)	633	666	614
Pretax income	$3,260	$2,009	$833

Effective income tax rate	15%	28%	12%
SDG&E:
Income tax (benefit) expense	$(26)	$182	$201
Income before income taxes	$910	$1,097	$1,020
Effective income tax rate	(3)%	17%	20%
SoCalGas:
Income tax (benefit) expense	$(5)	$138	$(310)
Income (loss) before income taxes	$807	$738	$(736)
Effective income tax rate	(1)%	19%	42%
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
2023 Form 10-K | F-73

We present in the table below reconciliations of net U.S. statutory federal income tax rates to our ETRs.

RECONCILIATION OF FEDERAL INCOME TAX RATES TO EFFECTIVE INCOME TAX RATES

	Years ended December 31,
	2023	2022	2021
Sempra:
U.S. federal statutory income tax rate	21%	21%	21%
Foreign exchange and inflation effects(1)	9	9	1
Utility depreciation	3	4	8
Non-U.S. earnings taxed at rates different from the U.S. statutory income tax rate(2)	1	3	5
State income taxes, net of federal income tax benefit	1	1	(4)
Outside basis differences	—	6	9
Impairment losses	—	—	(1)
Compensation-related items	—	—	(1)
Valuation allowances	—	(2)	1
Utility self-developed software expenditures	(1)	—	(5)
Allowance for equity funds used during construction	(1)	(1)	(3)
Amortization of excess deferred income taxes	(1)	(2)	(3)
Remeasurement of deferred taxes	(1)	(3)	(4)
Resolution of prior years’ income tax items	(2)	(2)	—
Noncontrolling interests	(3)	—	(2)
Tax credits	(5)	(1)	—
Utility repairs expenditures	(6)	(5)	(9)
Other, net	—	—	(1)
Effective income tax rate	15%	28%	12%
SDG&E:
U.S. federal statutory income tax rate	21%	21%	21%
Depreciation	5	3	3
State income taxes, net of federal income tax benefit	2	4	5
Self-developed software expenditures	(1)	—	(1)
Resolution of prior years’ income tax items	(1)	(2)	—
Amortization of excess deferred income taxes	(2)	(2)	(2)
Allowance for equity funds used during construction	(2)	(2)	(2)
Repairs expenditures	(8)	(5)	(4)
Tax credits	(16)	—	—
Other, net	(1)	—	—
Effective income tax rate	(3)%	17%	20%
SoCalGas:
U.S. federal statutory income tax rate	21%	21%	21%
Depreciation	5	5	(5)
Nondeductible expenditures	—	2	—
Allowance for equity funds used during construction	(1)	(2)	1
State income taxes, net of federal income tax benefit	(2)	2	11
Self-developed software expenditures	(2)	—	5
Amortization of excess deferred income taxes	(2)	(2)	2
Resolution of prior years’ income tax items	(6)	—	—
Repairs expenditures	(14)	(6)	5
Other, net	—	(1)	2
Effective income tax rate	(1)%	19%	42%
(1)    Due to fluctuation of the Mexican peso against the U.S. dollar. We record income tax expense (benefit) from the transactional effects of foreign currency and inflation because of appreciation (depreciation) of the Mexican peso. In 2021, we also recognized losses in Other Income, Net, on the Consolidated Statement of Operations from foreign currency derivatives that were partially hedging Sempra Infrastructure’s exposure to movements in the Mexican peso from its controlling interest in IEnova.
(2)    Related to operations in Mexico.

2023 Form 10-K | F-74

We expect to repatriate approximately $2.4 billion of foreign undistributed earnings in the foreseeable future, and have accrued $70 million of U.S. state deferred income tax liability at December 31, 2023. We repatriated approximately $108 million and $38 million to the U.S. in 2023 and 2021, respectively.
In the year ended December 31, 2022, we recognized income tax expense of $120 million for a deferred income tax liability related to outside basis differences in our foreign subsidiaries that we had previously considered to be indefinitely reinvested. We have not recorded deferred income taxes with respect to remaining basis differences of approximately $700 million between financial statement and income tax investment amounts in our non-U.S. subsidiaries because we consider them to be indefinitely reinvested as of December 31, 2023. The remaining basis differences are calculated pursuant to U.S. federal tax law, which may differ from tax law in California and foreign jurisdictions. It is currently not practicable to determine the hypothetical amount of tax that might be payable if the underlying basis differences were realized.
The table below presents the geographic components of pretax income.

PRETAX INCOME
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra:
By geographic components:
U.S.	$2,678	$1,449	$346
Non-U.S.	582	560	487
Total(1)	$3,260	$2,009	$833
(1)    See the Income Tax Expense (Benefit) and Effective Income Tax Rates table above for the calculation of pretax income.

U.S. pretax income was lower in 2021 compared to 2023 and 2022 primarily due to the 2021 charges at SoCalGas related to litigation pertaining to the Leak, which we describe in Note 16.
2023 Form 10-K | F-75

The components of income tax expense are as follows.

INCOME TAX EXPENSE (BENEFIT)
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra:
Current:
U.S. federal	$102	$—	$—
U.S. state	3	(1)	(6)
Non-U.S.	208	165	183
Total	313	164	177
Deferred:
U.S. federal	(56)	248	(9)
U.S. state	18	50	(37)
Non-U.S.	225	94	(31)
Total	187	392	(77)
Deferred investment tax credits	(10)	—	(1)
Total income tax expense	$490	$556	$99
SDG&E:
Current:
U.S. federal	$(156)	$76	$35
U.S. state	(5)	13	13
Total	(161)	89	48
Deferred:
U.S. federal	111	54	99
U.S. state	35	38	54
Total	146	92	153
Deferred investment tax credits	(11)	1	—
Total income tax (benefit) expense	$(26)	$182	$201
SoCalGas:
Current:
U.S. federal	$(6)	$(5)	$134
U.S. state	(11)	(3)	50
Total	(17)	(8)	184
Deferred:
U.S. federal	22	125	(334)
U.S. state	(11)	22	(159)
Total	11	147	(493)
Deferred investment tax credits	1	(1)	(1)
Total income tax (benefit) expense	$(5)	$138	$(310)

2023 Form 10-K | F-76

The tables below present the components of deferred income taxes:

DEFERRED INCOME TAXES
(Dollars in millions)
	December 31,
	2023	2022
Sempra:
Deferred income tax liabilities:
Differences in financial and tax bases of fixed assets, investments and other assets(1)	$6,875	$5,533
U.S. state and non-U.S. withholding tax on repatriation of foreign earnings	55	53
Regulatory balancing accounts	727	632
Right-of-use assets – operating leases	211	177
Property taxes	68	60
Postretirement benefits	47	31
Other deferred income tax liabilities	68	55
Total deferred income tax liabilities	8,051	6,541
Deferred income tax assets:
Tax credits	1,468	1,210
Net operating losses	982	579
Compensation-related items	157	144
Operating lease liabilities	179	164
Other deferred income tax assets	96	40
Bad debt allowance	144	48
Accrued expenses not yet deductible	89	92
Deferred income tax assets before valuation allowances	3,115	2,277
Less: valuation allowances	189	192
Total deferred income tax assets	2,926	2,085
Net deferred income tax liability(2)	$5,125	$4,456
(1)    In addition to the financial over tax basis differences in fixed assets, the amount also includes financial over tax basis differences in various interests in partnerships and certain subsidiaries.
(2)    At December 31, 2023 and 2022, includes $129 and $135, respectively, recorded as a noncurrent asset and $5,254 and $4,591, respectively, recorded as a noncurrent liability on the Consolidated Balance Sheets.

DEFERRED INCOME TAXES
(Dollars in millions)
	SDG&E		SoCalGas
	December 31,
	2023	2022	2023	2022
Deferred income tax liabilities:
Differences in financial and tax bases of utility plant and other assets	$2,641	$2,157	$2,272	$1,568
Regulatory balancing accounts	418	397	309	236
Right-of-use assets – operating leases	103	79	8	12
Property taxes	43	38	25	21
Postretirement benefits	—	—	71	45
Other deferred income tax liabilities	—	—	4	—
Total deferred income tax liabilities	3,205	2,671	2,689	1,882
Deferred income tax assets:
Tax credits	7	5	7	2
Compensation-related items	9	9	31	27
Operating lease liabilities	103	79	8	12
Bad debt allowance	37	19	86	23
Accrued expenses not yet deductible	11	10	56	59
Net operating losses	146	—	890	441
Other deferred income tax assets	19	9	25	12
Total deferred income tax assets	332	131	1,103	576
Net deferred income tax liability	$2,873	$2,540	$1,586	$1,306
2023 Form 10-K | F-77

The following table summarizes our unused NOLs and tax credit carryforwards.

NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS
(Dollars in millions)
	Unused amount at December 31, 2023	Year expiration begins
Sempra:
U.S. federal:
NOLs(1)	$3,416	2037
General business tax credits(1)	318	2035
Corporate alternative minimum tax credits(1)	389	Indefinite
Foreign tax credits(2)	766	2024
U.S. state(2):
NOLs	6,043	2026
General business tax credits	27	2024
Non-U.S. NOLs(2)	119	2026
SDG&E:
U.S. federal(1):
NOLs	$365	Indefinite
U.S. state NOLs(1)	989	2043
SoCalGas:
U.S. federal(1):
NOLs	$2,909	Indefinite
General business tax credits	4	2042
U.S. state NOLs(1)	3,991	2042
(1)    We have recorded deferred income tax benefits on these NOLs and tax credits, in total, because we currently believe they will be realized on a more-likely-than-not-basis.
(2)    We have not recorded deferred income tax benefits on a portion of these NOLs and tax credits because we currently believe they will not be realized on a more-likely-than-not-basis, as we discuss below.

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

VALUATION ALLOWANCES
(Dollars in millions)
	December 31,
	2023	2022
Sempra:
U.S. federal	$108	$115
U.S. state	51	51
Non-U.S.	30	26
	$189	$192
2023 Form 10-K | F-78

Following is a reconciliation of the changes in unrecognized income tax benefits and the potential effect on our ETR for the years ended December 31:

RECONCILIATION OF UNRECOGNIZED INCOME TAX BENEFITS
(Dollars in millions)
	2023	2022	2021
Sempra:
Balance at January 1	$278	$304	$99
Increase in prior period tax positions	308	16	3
Decrease in prior period tax positions	(63)	(2)	(2)
Decrease in current period tax positions	(21)	—	—
Settlements with tax authorities	(16)	(43)	—
Expiration of statutes of limitations	—	(1)	—
Increase in current period tax positions	6	4	204
Balance at December 31	$492	$278	$304
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(224)	$(117)	$(105)
increase the effective tax rate(1)	1	38	34
SDG&E:
Balance at January 1	$14	$14	$13
Increase in prior period tax positions	2	—	1
Settlements with tax authorities	(2)	—	—
Balance at December 31	$14	$14	$14
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(11)	$(11)	$(11)
increase the effective tax rate(1)	1	1	1
SoCalGas:
Balance at January 1	$77	$72	$68
Increase in prior period tax positions	1	1	1
Decrease in prior period tax positions	(47)	—	—
Increase in current period tax positions	—	4	3
Settlements with tax authorities	(2)	—	—
Balance at December 31	$29	$77	$72
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(29)	$(67)	$(63)
increase the effective tax rate(1)	—	37	33
(1)    Includes temporary book and tax differences that are treated as flow-through for ratemaking purposes, as discussed above.
The California Franchise Tax Board is examining Sempra’s California unitary group for tax years 2018 and 2019. As of December 31, 2023, it is reasonably possible this matter could be resolved within the next 12 months, and we intend to file refund claims for all impacted tax years. We have included an increase in unrecognized income tax benefits in the reconciliation above.
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. SDG&E and SoCalGas both intend to elect this change in tax accounting method in Sempra’s consolidated 2023 income tax return filing and have recorded estimated income tax benefits of $34 million and $97 million, respectively, in 2023. Additionally, SoCalGas updated its assessment of prior years’ unrecognized income tax benefits and recorded an income tax benefit of $43 million in 2023 pertaining to gas repairs expenditures. SDG&E and SoCalGas have recorded associated regulatory liabilities for the portion of these benefits that will be flowed through to customers in the future.
2023 Form 10-K | F-79

It is reasonably possible that within the next 12 months, unrecognized income tax benefits could decrease due to the following:

POSSIBLE DECREASES IN UNRECOGNIZED INCOME TAX BENEFITS WITHIN 12 MONTHS
(Dollars in millions)
	December 31,
	2023	2022	2021
Sempra:
Potential resolution of audit issues with various U.S. federal, state and local and non-U.S. taxing authorities	$242	$8	$8
SDG&E:
Potential resolution of audit issues with various U.S. federal, state and local taxing authorities	$6	$6	$6
SoCalGas:
Potential resolution of audit issues with various U.S. federal, state and local taxing authorities	$2	$2	$2

Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in Income Tax Expense (Benefit) on the Consolidated Statements of Operations. Sempra accrued $15 million and $13 million at December 31, 2023 and 2022, respectively, on the Consolidated Balance Sheets, and $2 million in 2023 and negligible amounts in 2022 and 2021 on the Consolidated Statements of Operations for interest and penalties. SDG&E and SoCalGas each accrued negligible amounts for interest expense and penalties at December 31, 2023 and 2022 on the Consolidated Balance Sheets, and recorded negligible amounts for interest expense and penalties on the Consolidated Statements of Operations for all periods presented.
INCOME TAX AUDITS
Sempra is subject to U.S. federal income tax as well as income tax of multiple state and non-U.S. jurisdictions. We remain subject to examination for U.S. federal tax years after 2019. We are subject to examination by major state tax jurisdictions for tax years after 2012. Certain major non-U.S. income tax returns for tax years 2013 through the present are open to examination.
SDG&E and SoCalGas are subject to U.S. federal income tax and state income tax. They remain subject to examination for U.S. federal tax years after 2019 and state tax years after 2012.
In addition, Sempra has filed protests to contest proposed state audit adjustments for tax years 2009 through 2012. The pre-2013 tax years for our major state tax jurisdictions are closed to new issues; therefore, no additional tax may be assessed by the taxing authorities for these tax years.
SI Partners has filed an administrative appeal to contest a tax assessment issued by the Servicio de Administración Tributaria for tax year 2016. We have included an increase in unrecognized income tax benefits in the table above, and will have the opportunity to contest any unresolved issues through the Mexican courts.

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
2023 Form 10-K | F-80

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

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $549 million and $505 million at December 31, 2023 and 2022, respectively.

PENSION AND PBOP PLANS
Benefit Plan Amendments Affecting 2023
In 2023, certain executive participants in Sempra’s nonqualified pension plan became eligible for Supplemental Executive Retirement Plan benefits, which was treated as a plan amendment and increased the recorded pension liability by $4 million at Sempra.
Oncor
In 2023 and 2022, we had $38 million and $26 million, respectively, in AOCI representing an actuarial loss related to Oncor’s pension plans.
Benefit Obligations and Assets
The following three tables provide a reconciliation of the changes in the plans’ projected benefit obligations and the fair value of assets during 2023 and 2022, and a statement of the funded status at December 31, 2023 and 2022.

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
(Dollars in millions)
	Pension(1)		PBOP
	2023	2022	2023	2022
Sempra:
CHANGE IN PROJECTED BENEFIT OBLIGATION
Net obligation at January 1	$2,806	$3,857	$663	$940
Service cost	109	146	13	23
Interest cost	157	118	37	28
Contributions from plan participants	—	—	23	23
Actuarial loss (gain)	190	(925)	28	(282)
Plan amendments	4	—	—	—
Benefit payments	(83)	(89)	(71)	(69)
Settlements	(76)	(301)	—	—
Net obligation at December 31	3,107	2,806	693	663

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	2,390	3,182	1,096	1,408
Actual return on plan assets	218	(625)	117	(271)
Employer contributions	215	223	4	5
Contributions from plan participants	—	—	23	23
Benefit payments	(83)	(89)	(71)	(69)
Settlements	(76)	(301)	—	—
Fair value of plan assets at December 31	2,664	2,390	1,169	1,096
Funded status at December 31	$(443)	$(416)	$476	$433
Net recorded (liability) asset at December 31	$(443)	$(416)	$476	$433
(1)    The accumulated benefit obligation was $2,865 and $2,574 at December 31, 2023 and 2022, respectively.
2023 Form 10-K | F-81

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
(Dollars in millions)
	Pension(1)		PBOP
	2023	2022	2023	2022
SDG&E:
CHANGE IN PROJECTED BENEFIT OBLIGATION
Net obligation at January 1	$714	$885	$134	$188
Service cost	32	37	3	5
Interest cost	40	26	8	6
Contributions from plan participants	—	—	8	8
Actuarial loss (gain)	69	(135)	7	(54)
Benefit payments	(17)	(17)	(20)	(19)
Settlements	(31)	(82)	—	—
Net obligation at December 31	807	714	140	134

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	670	859	147	197
Actual return on plan assets	52	(142)	14	(40)
Employer contributions	52	52	1	1
Contributions from plan participants	—	—	8	8
Benefit payments	(17)	(17)	(20)	(19)
Settlements	(31)	(82)	—	—
Fair value of plan assets at December 31	726	670	150	147
Funded status at December 31	$(81)	$(44)	$10	$13
Net recorded (liability) asset at December 31	$(81)	$(44)	$10	$13
(1)    The accumulated benefit obligation was $769 and $678 at December 31, 2023 and 2022, respectively.

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
(Dollars in millions)
	Pension(1)		PBOP
(Dollars in millions)	2023	2022	2023	2022
SoCalGas:
CHANGE IN PROJECTED BENEFIT OBLIGATION
Net obligation at January 1	$1,814	$2,647	$497	$706
Service cost	65	96	9	17
Interest cost	101	81	28	21
Contributions from plan participants	—	—	14	14
Actuarial loss (gain)	90	(748)	21	(215)
Benefit payments	(58)	(58)	(48)	(46)
Settlements	(35)	(204)	—	—
Net obligation at December 31	1,977	1,814	521	497

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	1,535	2,095	923	1,178
Actual return on plan assets	151	(449)	100	(224)
Employer contributions	151	151	1	1
Contributions from plan participants	—	—	14	14
Benefit payments	(58)	(58)	(48)	(46)
Settlements	(35)	(204)	—	—
Fair value of plan assets at December 31	1,744	1,535	990	923
Funded status at December 31	$(233)	$(279)	$469	$426
Net recorded (liability) asset at December 31	$(233)	$(279)	$469	$426
(1)    The accumulated benefit obligation was $1,799 and $1,644 at December 31, 2023 and 2022, respectively.
2023 Form 10-K | F-82

Actuarial (gains) losses fluctuate based on changes in assumptions that we describe below in “Assumptions for Pension and PBOP Plans” and updates to census data. In 2021, the Society of Actuaries released updated mortality improvement projection scales, reflecting changes to projected observed longevity improvements in its mortality tables. There was no update in 2023 or 2022. We have incorporated these assumptions, adjusted for the Sempra companies’ actual mortality experience, in our calculations for each of those years.
▪Actuarial losses in pension plans at Sempra in 2023 were driven primarily by a decrease in discount rates at SoCalGas and SDG&E, an increase in the interest crediting rate for cash balance plans at SDG&E and SoCalGas and updated census data at Sempra and SDG&E. These actuarial losses were partially offset by actuarial gains at SoCalGas due to a change in the rates to convert traditional pension benefits to lump-sums.
▪Actuarial losses in PBOP plans at Sempra in 2023 were driven primarily by a decrease in discount rates at SoCalGas and SDG&E.
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
The annual contributions to PBOP plans are equal to the lesser of the maximum tax deductible amount or the net periodic benefit cost calculated in accordance with U.S. GAAP for pension and PBOP plans but not less than benefits paid directly by the employer (such as benefits paid to key employees). Any differences between booked net periodic benefit cost and amounts contributed to the pension and PBOP plans for SDG&E and SoCalGas are disclosed as regulatory adjustments in accordance with U.S. GAAP for rate-regulated entities.
2023 Form 10-K | F-83

The net (liability) asset is included in the following categories on the Consolidated Balance Sheets.

PENSION AND PBOP OBLIGATIONS, NET OF PLAN ASSETS
(Dollars in millions)
	Pension		PBOP
	December 31,
	2023	2022	2023	2022
Sempra:
Noncurrent assets	$—	$8	$485	$443
Current liabilities	(44)	(23)	(1)	(1)
Noncurrent liabilities	(399)	(401)	(8)	(9)
Net recorded (liability) asset	$(443)	$(416)	$476	$433
SDG&E:
Noncurrent assets	$—	$—	$10	$13
Current liabilities	(2)	(2)	—	—
Noncurrent liabilities	(79)	(42)	—	—
Net recorded (liability) asset	$(81)	$(44)	$10	$13
SoCalGas:
Noncurrent assets	$—	$—	$469	$426
Current liabilities	(2)	(2)	—	—
Noncurrent liabilities	(231)	(277)	—	—
Net recorded (liability) asset	$(233)	$(279)	$469	$426
Amounts recorded in AOCI, net of income tax effects and amounts recorded as regulatory assets, are as follows.

AMOUNTS IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pension		PBOP
	December 31,
	2023	2022	2023	2022
Sempra:
Net actuarial (loss) gain	$(124)	$(95)	$13	$14
Prior service cost	(6)	(5)	—	—
Total	$(130)	$(100)	$13	$14
SDG&E:
Net actuarial loss	$(8)	$(6)
Prior service cost	—	(1)
Total	$(8)	$(7)
SoCalGas:
Net actuarial loss	$(10)	$(9)
Prior service cost	(2)	(3)
Total	$(12)	$(12)

2023 Form 10-K | F-84

Sempra, SDG&E and SoCalGas each have a funded pension plan. The following table shows the obligations of funded pension plans with benefit obligations in excess of plan assets.

OBLIGATIONS OF FUNDED PENSION PLANS
(Dollars in millions)
	December 31,
	2023	2022
Sempra:
Projected benefit obligation	$2,925	$2,476
Accumulated benefit obligation	2,712	2,277
Fair value of plan assets	2,664	2,205
SDG&E:
Projected benefit obligation	$781	$691
Accumulated benefit obligation	746	658
Fair value of plan assets	726	670
SoCalGas:
Projected benefit obligation	$1,944	$1,785
Accumulated benefit obligation	1,771	1,619
Fair value of plan assets	1,744	1,535
We also have unfunded pension plans at Sempra, SDG&E, SoCalGas and IEnova. The following table shows the obligations of unfunded pension plans.

OBLIGATIONS OF UNFUNDED PENSION PLANS
(Dollars in millions)
	December 31,
	2023	2022
Sempra:
Projected benefit obligation	$182	$153
Accumulated benefit obligation	153	124
SDG&E:
Projected benefit obligation	$26	$23
Accumulated benefit obligation	23	20
SoCalGas:
Projected benefit obligation	$33	$29
Accumulated benefit obligation	28	25
Sempra, SDG&E and SoCalGas each have a funded PBOP plan. At December 31, 2023, Sempra’s, SDG&E’s and SoCalGas’ plan assets were each in excess of their respective obligations for funded PBOP plans with accumulated postretirement benefit obligations.
We also have unfunded PBOP plans at Sempra. The following table shows the obligations of unfunded PBOP plans.

OBLIGATIONS OF UNFUNDED PBOP PLANS
(Dollars in millions)
	December 31,
	2023	2022
Sempra:
Accumulated postretirement benefit obligation	$9	$10
2023 Form 10-K | F-85

Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost (which, other than the service cost component, are included in Other Income, Net) and pretax amounts recognized in OCI.

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
(Dollars in millions)
	Pension			PBOP
	Years ended December 31,
	2023	2022	2021	2023	2022	2021
Sempra:
NET PERIODIC BENEFIT COST
Service cost	$109	$146	$145	$13	$23	$23
Interest cost	157	118	112	37	28	28
Expected return on assets	(169)	(183)	(173)	(69)	(64)	(61)
Amortization of:
Prior service cost (credit)	5	10	11	(2)	(2)	(2)
Actuarial loss (gain)	10	25	45	(23)	(15)	(9)
Settlement charges	—	28	38	—	—	—
Net periodic benefit cost (credit)	112	144	178	(44)	(30)	(21)
Regulatory adjustment	117	84	57	43	30	21
Total expense (income) recognized	229	228	235	(1)	—	—

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI
Net loss (gain)	42	12	(5)	(2)	(4)	(4)
Prior service cost	4	—	—	—	—	—
Amortization of actuarial (loss) gain	(5)	(8)	(8)	2	1	—
Amortization of prior service cost	(2)	(4)	(4)	—	—	—
Settlements	—	—	(7)	—	—	—
Total recognized in OCI	39	—	(24)	—	(3)	(4)
Total recognized in net periodic benefit cost and OCI	$268	$228	$211	$(1)	$(3)	$(4)

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
(Dollars in millions)
	Pension			PBOP
	Years ended December 31,
	2023	2022	2021	2023	2022	2021
SDG&E:
NET PERIODIC BENEFIT COST
Service cost	$32	$37	$35	$3	$5	$5
Interest cost	40	26	25	8	6	5
Expected return on assets	(39)	(46)	(50)	(8)	(10)	(10)
Amortization of:
Prior service cost	1	1	1	—	—	—
Actuarial loss (gain)	4	1	2	(2)	(2)	(2)
Settlement charges	—	14	6	—	—	—
Net periodic benefit cost (credit)	38	33	19	1	(1)	(2)
Regulatory adjustment	15	20	34	—	1	2
Total expense recognized	53	53	53	$1	$—	$—

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI
Net loss (gain)	3	(3)	1
Amortization of actuarial loss	—	(1)	—
Amortization of prior service cost	(1)	—	(1)
Total recognized in OCI	2	(4)	—
Total recognized in net periodic benefit cost and OCI	$55	$49	$53
2023 Form 10-K | F-86

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
(Dollars in millions)
	Pension			PBOP
	Years ended December 31,
	2023	2022	2021	2023	2022	2021
SoCalGas:
NET PERIODIC BENEFIT COST
Service cost	$65	$96	$97	$9	$17	$17
Interest cost	101	81	78	28	21	22
Expected return on assets	(119)	(126)	(113)	(59)	(53)	(48)
Amortization of:
Prior service cost (credit)	4	8	8	(2)	(2)	(3)
Actuarial loss (gain)	1	18	36	(19)	(12)	(7)
Settlement charges	—	14	25	—	—	—
Net periodic benefit cost (credit)	52	91	131	(43)	(29)	(19)
Regulatory adjustment	102	64	23	43	29	19
Total expense recognized	154	155	154	$—	$—	$—

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI
Net loss (gain)	2	(5)	2
Amortization of actuarial loss	(1)	(2)	(1)
Amortization of prior service cost	(1)	(1)	(1)
Total recognized in OCI	—	(8)	—
Total recognized in net periodic benefit cost and OCI	$154	$147	$154
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
Long-term return on assets is based on the weighted average of the plans’ target investment allocation as of the measurement date and the expected returns for those asset types.
Interest crediting rate is based on an average 30-year Treasury bond from the month of November of the preceding year.
We amortize prior service cost using straight line amortization over average future service (or average expected lifetime for plans where participants are substantially inactive employees), which is an alternative method allowed under U.S. GAAP.
2023 Form 10-K | F-87

The significant assumptions affecting benefit obligation and net periodic benefit cost are as follows:

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATION

	Pension		PBOP
	December 31,
	2023	2022	2023	2022
Sempra:
Discount rate	5.31%	5.63%	5.34%	5.65%
Interest crediting rate(1)(2)	4.66	3.99	4.66	3.99
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
SDG&E:
Discount rate	5.30%	5.60%	5.30%	5.65%
Interest crediting rate(1)(2)	4.66	3.99	4.66	3.99
Rate of compensation increase	3.50-10.00	3.50-10.00	3.50-10.00	3.50-10.00
SoCalGas:
Discount rate	5.25%	5.60%	5.35%	5.65%
Interest crediting rate(1)(2)	4.66	3.99	4.66	3.99
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
(1)    Interest crediting rate for pension benefits applies only to funded cash balance plans.
(2)    Interest crediting rate for PBOP applies only to interest bearing health retirement accounts at SDG&E and SoCalGas.

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST

	Pension			PBOP
	Years ended December 31,
	2023	2022	2021	2023	2022	2021
Sempra:
Discount rate	5.63%	3.04%	2.78%	5.65%	3.04%	2.88%
Expected return on plan assets	6.48	6.27	6.47	5.51	4.77	4.76
Interest crediting rate(1)(2)	3.99	1.94	1.62	3.99	1.94	1.62
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
SDG&E:
Discount rate	5.60%	2.99%	2.73%	5.65%	3.05%	2.85%
Expected return on plan assets	6.00	5.50	6.25	5.52	4.80	4.81
Interest crediting rate(1)(2)	3.99	1.94	1.62	3.99	1.94	1.62
Rate of compensation increase	3.50-10.00	3.50-10.00	2.70-10.00	3.50-10.00	3.50-10.00	2.70-10.00
SoCalGas:
Discount rate	5.60%	3.04%	2.79%	5.65%	3.05%	2.90%
Expected return on plan assets	6.75	6.75	6.75	5.47	4.71	4.70
Interest crediting rate(1)(2)	3.99	1.94	1.62	3.99	1.94	1.62
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
(1)    Interest crediting rate for pension benefits applies only to funded cash balance plans.
(2)    Interest crediting rate for PBOP applies only to interest bearing health retirement accounts at SDG&E and SoCalGas.
2023 Form 10-K | F-88

Health Care Cost Trend Rates
Assumed health care cost trend rates have a significant effect on the amounts that Sempra, SDG&E and SoCalGas report for the health care plan costs. Following are the health care cost trend rates applicable to our PBOP plans:

ASSUMED HEALTH CARE COST TREND RATES

	PBOP
	Pre-65 retirees			Retirees aged 65 years and older
	Years ended December 31,
	2023	2022	2021	2023	2022	2021
Health care cost trend rate assumed for next year	6.00%	6.00%	6.00%	4.50%	4.50%	4.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend)	4.75%	4.75%	4.75%	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend	2028	2028	2025	2022	2022	2022
Plan Assets
Investment Allocation Strategy for Sempra’s Pension Master Trust
Sempra’s pension master trust holds the investments for our pension plans and a portion of the investments for our PBOP plans. We maintain additional trusts, as we discuss below, for certain of SDG&E’s and SoCalGas’ PBOP plans. Other than through indexing and certain collective investment strategies, the trusts do not invest in securities of Sempra.
The current asset allocation objective for the pension master trust is to protect the funded status of the plans while generating sufficient returns to cover future benefit payments and accruals. A portion of the pension master trust is invested in accordance with plan specific de-risking glidepaths designed to reduce the assets’ exposure to risk as the plans become better funded. We assess the portfolio performance by comparing actual returns with relevant benchmarks. The target asset allocations for Sempra’s pension plans are between return-seeking assets (i.e., generally, equity securities, diversified real assets, high-yield fixed income securities and other instruments with a similar risk profile) and risk-mitigating assets (i.e., generally, government and corporate fixed income securities) as follows:

TARGET ASSET ALLOCATIONS FOR PENSION PLANS
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Return-seeking assets	34%	42%	56%
Risk-mitigating assets	66%	58%	44%

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
Rate of Return Assumption
The expected return on assets in our pension and PBOP plans is based on the weighted-average of the plans’ target investment allocations to specific asset classes as of the measurement date. We expect a return of between 4% and 12% on return-seeking assets and between 2% and 6% for risk-mitigating assets. Certain trusts that hold assets for SDG&E’s and SoCalGas’ PBOP plans are subject to taxation, which impacts the expected after-tax return on assets in the plan.
2023 Form 10-K | F-89

Concentration of Risk
Plan assets are diversified across global equity and bond markets, and concentration of risk in any one economic, industry, maturity or geographic sector is limited.
Investment Strategy for Sempra’s, SDG&E’s and SoCalGas’ PBOP Plans
Sempra’s PBOP plan is funded by cash contributions from Sempra. SDG&E’s and SoCalGas’ PBOP plans are funded by cash contributions from SDG&E and SoCalGas and their current retirees. The assets of these plans are placed into the pension master trust and other Voluntary Employee Beneficiary Association trusts. Specific target asset allocations are periodically reviewed to help ensure that plan assets are positioned to meet plan obligations. The target asset allocations for the PBOP plans are between return-seeking assets and risk-mitigating assets as follows:

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
2023 Form 10-K | F-90

The fair values by asset category are as follows:

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PENSION PLANS
(Dollars in millions)
	Fair value at December 31, 2023
	Level 1	Level 2	Total
SDG&E:
Cash and cash equivalents	$17	$—	$17
Equity securities:
Domestic	103	—	103
International	40	—	40
Registered investment companies – Domestic	41	—	41
Fixed income securities:
Domestic government and government agencies	240	5	245
International government bonds	—	2	2
Domestic corporate bonds	—	62	62
International corporate bonds	—	8	8
Derivative financial instruments	(15)	—	(15)
Total investment assets in the fair value hierarchy	426	77	503
Accounts receivable/payable, net			1
Investments measured at NAV:
Common/collective trusts			214
Other			8
Total SDG&E investment assets			726

SoCalGas:
Cash and cash equivalents	3	—	3
Equity securities:
Domestic	353	1	354
International	137	—	137
Registered investment companies – Domestic	141	1	142
Fixed income securities:
Domestic government and government agencies	310	16	326
International government bonds	—	5	5
Domestic corporate bonds	—	212	212
International corporate bonds	—	27	27
Derivative financial instruments	11	—	11
Total investment assets in the fair value hierarchy	955	262	1,217
Accounts receivable/payable, net			(12)
Investments measured at NAV:
Common/collective trusts			513
Other			26
Total SoCalGas investment assets			1,744
2023 Form 10-K | F-91

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PENSION PLANS (CONTINUED)
(Dollars in millions)
	Fair value at December 31, 2023
	Level 1	Level 2	Total
Other Sempra:
Cash and cash equivalents	$7	$—	$7
Equity securities:
Domestic	22	1	23
International	8	—	8
Registered investment companies – Domestic	8	—	8
Fixed income securities:
Domestic government and government agencies	78	2	80
Domestic corporate bonds	—	13	13
International corporate bonds	—	2	2
Derivative financial instruments	(5)	—	(5)
Total investment assets in the fair value hierarchy	118	18	136
Investments measured at NAV:
Common/collective trusts			56
Other			2
Total Other Sempra investment assets			194

Total Sempra investment assets in the fair value hierarchy	$1,499	$357
Total Sempra investment assets			$2,664
2023 Form 10-K | F-92

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PENSION PLANS
(Dollars in millions)
	Fair value at December 31, 2022
	Level 1	Level 2	Total
SDG&E:
Cash and cash equivalents	$3	$—	$3
Equity securities:
Domestic	79	1	80
International	40	—	40
Registered investment companies:
Domestic	35	2	37
International	5	—	5
Fixed income securities:
Domestic government and government agencies	224	3	227
International government bonds	—	2	2
Domestic corporate bonds	—	52	52
International corporate bonds	—	8	8
Other	(1)	—	(1)
Total investment assets in the fair value hierarchy	385	68	453
Accounts receivable/payable, net			(1)
Investments measured at NAV:
Common/collective trusts			210
Other			8
Total SDG&E investment assets			670

SoCalGas:
Cash and cash equivalents	6	—	6
Equity securities:
Domestic	311	2	313
International	158	—	158
Registered investment companies:
Domestic	137	7	144
International	20	—	20
Fixed income securities:
Domestic government and government agencies	261	17	278
International government bonds	—	6	6
Domestic corporate bonds	—	204	204
International corporate bonds	—	30	30
Other	(1)	1	—
Total investment assets in the fair value hierarchy	892	267	1,159
Accounts receivable/payable, net			(7)
Investments measured at NAV:
Common/collective trusts			355
Other			28
Total SoCalGas investment assets			1,535

2023 Form 10-K | F-93

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

The fair values by asset category of the PBOP plan assets held in the pension master trust and in the additional trusts for SoCalGas’ PBOP plans and SDG&E’s PBOP plan trusts are as follows:

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PBOP PLANS
(Dollars in millions)
	Fair value at December 31, 2023
	Level 1	Level 2	Total
SDG&E:
Equity securities:
Domestic	$8	$—	$8
International	3	—	3
Registered investment companies:
Domestic	71	—	71
International	7	—	7
Fixed income securities:
Domestic government and government agencies	12	1	13
Domestic corporate bonds	—	5	5
International corporate bonds	—	1	1
Derivative financial instruments	2	—	2
Total investment assets in the fair value hierarchy	103	7	110
Accounts receivable/payable, net			(2)
Investments measured at NAV:
Common/collective trusts			10
Other			32
Total SDG&E investment assets			150
2023 Form 10-K | F-94

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PBOP PLANS (CONTINUED)
(Dollars in millions)
	Fair value at December 31, 2023
	Level 1	Level 2	Total
SoCalGas:
Cash and cash equivalents	7	—	7
Equity securities:
Domestic	57	—	57
International	22	—	22
Registered investment companies – Domestic	78	103	181
Fixed income securities:
Domestic government and government agencies	128	14	142
International government bonds	—	9	9
Domestic corporate bonds	—	295	295
International corporate bonds	—	42	42
Derivative financial instruments	(6)	—	(6)
Total investment assets in the fair value hierarchy	286	463	749
Accounts receivable/payable, net			4
Investments measured at NAV:
Common/collective trusts			233
Other			4
Total SoCalGas investment assets			990

Other Sempra:
Equity securities:
Domestic	7	—	7
International	3	—	3
Registered investment companies – Domestic	3	—	3
Fixed income securities:
Domestic government and government agencies	2	1	3
Domestic corporate bonds	—	4	4
International corporate bonds	—	1	1
Total investment assets in the fair value hierarchy	15	6	21
Investments measured at NAV:
Common/collective trusts			7
Other			1
Total Other Sempra investment assets			29

Total Sempra investment assets in the fair value hierarchy	$404	$476
Total Sempra investment assets			$1,169
2023 Form 10-K | F-95

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

2023 Form 10-K | F-96

Future Payments
We expect to contribute the following amounts to our pension and PBOP plans in 2024:

EXPECTED CONTRIBUTIONS
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Pension plans	$260	$36	$173
PBOP plans	5	1	1

The following table shows the total benefits we expect to pay for the next 10 years to current employees and retirees from the plans or from company assets.

EXPECTED BENEFIT PAYMENTS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Pension	PBOP	Pension	PBOP	Pension	PBOP
2024	$245	$47	$60	$10	$130	$34
2025	219	46	61	10	132	33
2026	218	48	57	10	133	33
2027	225	45	57	10	129	33
2028	211	44	59	10	127	32
2029-2033	1,080	218	289	46	654	161

SAVINGS PLANS
Sempra, SDG&E and SoCalGas offer trusteed savings plans to all employees. Employee participation, employee contributions and employer matching contributions are subject to the provisions of the respective plans, and for employee contributions, limits imposed by the respective governmental authorities.
Employer contributions to the savings plans were as follows:

EMPLOYER CONTRIBUTIONS TO SAVINGS PLANS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra	$59	$64	$52
SDG&E	20	19	18
SoCalGas	32	30	28

The market value of Sempra common stock held by the savings plans was $1.1 billion at both December 31, 2023 and 2022.
2023 Form 10-K | F-97

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
In the three years ended December 31, 2023, Sempra had the following types of equity awards outstanding:
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
▪Service-Based Restricted Stock Units: RSUs may also be service-based; these generally vest ratably over three-year service periods. These awards are subject to earlier forfeiture upon termination of employment, subject to certain exceptions described below.
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
SHARE-BASED AWARDS AND COMPENSATION EXPENSE
At December 31, 2023, 8,918,154 common shares were authorized and available for future grants of share-based awards. Our practice is to satisfy share-based awards by issuing new shares rather than by open-market purchases.
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
2023 Form 10-K | F-98

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
Sempra subsidiaries record an expense for the plans to the extent that subsidiary employees participate in the plans and/or the subsidiaries are allocated a portion of the Sempra plans’ corporate staff costs. Total share-based compensation expense for all of Sempra’s share-based awards was comprised as follows:

SHARE-BASED COMPENSATION EXPENSE
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra:
Share-based compensation expense, before income taxes(1)	$71	$61	$58
Income tax benefit(1)	(9)	(17)	(16)
	$62	$44	$42

Capitalized share-based compensation cost	$12	$11	$9
Excess income tax (benefit) deficiency	(6)	(3)	(9)
SDG&E:
Share-based compensation expense, before income taxes	$13	$11	$10
Income tax benefit	(2)	(3)	(3)
	$11	$8	$7

Capitalized share-based compensation cost	$7	$6	$5
Excess income tax (benefit) deficiency	(1)	—	(1)
SoCalGas:
Share-based compensation expense, before income taxes	$18	$17	$14
Income tax benefit	(3)	(5)	(4)
	$15	$12	$10

Capitalized share-based compensation cost	$5	$5	$4
Excess income tax (benefit) deficiency	(1)	—	(1)
(1)    Includes activity of awards issued from the IEnova 2013 LTIP, which settled in cash upon vesting based on the price of IEnova’s common stock.
SEMPRA NONQUALIFIED STOCK OPTIONS
We use a Black-Scholes option-pricing model to estimate the fair value of each nonqualified stock option grant. The use of a valuation model requires us to make certain assumptions about selected model inputs. Expected volatility is calculated based on a blend of the historical and implied volatility of Sempra’s common stock price. The average expected term for options is based on the vesting schedule, contractual term of the option, expected employee exercise and post-termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term estimated at the date of the grant. In 2023, 2022 and 2021, Sempra’s board of directors granted 326,574, 439,796 and 445,240 nonqualified stock options, respectively, that become exercisable over a three-year period. The weighted-average per-share fair value for options granted was $17.50, $10.99 and $9.54 in 2023, 2022 and 2021, respectively. To calculate this fair value, we used the Black-Scholes model with the following weighted-average assumptions:
2023 Form 10-K | F-99

KEY ASSUMPTIONS FOR STOCK OPTIONS GRANTED

	Years ended December 31,
	2023	2022	2021
Sempra:
Stock price volatility	27.35%	26.08%	26.57%
Expected term	5.36 years	5.36 years	5.36 years
Risk-free rate of return	3.89%	1.40%	0.41%
Annual dividend yield	2.98%	3.33%	3.38%

The following table shows a summary of nonqualified stock options at December 31, 2023 and activity for the year then ended:

NONQUALIFIED STOCK OPTIONS
	Common shares under options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Sempra:
Outstanding at January 1, 2023	1,433,224	$63.51
Granted	326,574	$76.86
Outstanding at December 31, 2023	1,759,798	$65.99	7.14	$15

Vested or expected to vest at December 31, 2023	1,759,798	$65.99	7.14	$15
Exercisable at December 31, 2023	991,618	$63.02	6.30	$12

The aggregate intrinsic value at December 31, 2023 is the total of the difference between Sempra’s closing common stock price and the exercise price for all in-the-money options. The aggregate intrinsic value for nonqualified stock options exercised in the last three years was:
▪zero in 2023
▪$1.7 million in 2022
▪$1.4 million in 2021
All compensation costs related to stock options had been recognized as of December 31, 2023. The weighted-average exercise price for nonqualified stock options granted in 2022 and 2021 was $66.00 and $61.90, respectively.
We received cash of $4 million and $5 million from stock option exercises in 2022 and 2021, respectively.
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

KEY ASSUMPTIONS FOR RSUs GRANTED

	Years ended December 31,
	2023	2022	2021
Sempra:
Stock price volatility	35.31%	32.82%	33.39%
Risk-free rate of return	4.13%	1.05%	0.16%
2023 Form 10-K | F-100

The following table shows a summary of RSUs at December 31, 2023 and activity for the year then ended:

RESTRICTED STOCK UNITS

	Performance-based restricted stock units		Service-based restricted stock units
	Units	Weighted- average grant-date fair value	Units	Weighted- average grant-date fair value
Sempra:
Nonvested at January 1, 2023	1,679,590	$72.20	551,274	$65.43
Granted	661,620	$82.64	272,729	$76.76
Vested	(443,854)	$77.86	(266,962)	$65.81
Forfeited	(67,372)	$75.93	(32,072)	$87.08
Nonvested at December 31, 2023(1)	1,829,984	$74.46	524,969	$70.63
Expected to vest at December 31, 2023	1,804,044	$74.38	512,658	$70.54
(1)    Each RSU represents the right to receive one share of our common stock if applicable performance conditions are satisfied. For all performance-based RSUs, up to an additional 100% of the shares represented by the RSUs may be issued if Sempra exceeds target performance conditions.
In 2023, 2022 and 2021, the total fair value of RSU shares vested during the year was $52 million, $54 million and $57 million, respectively.
We expect $38 million of total compensation cost related to nonvested RSUs not yet recognized as of December 31, 2023 to be recognized over a weighted-average period of 1.55 years. The weighted-average per-share fair values for performance-based RSUs granted were $73.47 and $66.52 in 2022 and 2021, respectively. The weighted-average per-share fair values for service-based RSUs granted were $66.32 and $62.42 in 2022 and 2021, respectively.

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
2023 Form 10-K | F-101

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

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
		December 31,
Commodity	Unit of measure	2023	2022
Sempra:
Natural gas	MMBtu	361	254
Electricity	MWh	1	1
Congestion revenue rights	MWh	36	42
SDG&E:
Natural gas	MMBtu	17	15
Congestion revenue rights	MWh	36	42
SoCalGas:
Natural gas	MMBtu	268	224
2023 Form 10-K | F-102

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
As we discuss in Note 7, a minimum of 60% of the projected amount of term loans outstanding is required to be hedged under the Port Arthur LNG term loan facility agreement. In March 2023, Port Arthur LNG entered into floating-to-fixed interest rate swaps with 17 counterparties to hedge the variability in cash flows related to the SOFR-based component of interest payments on forecasted loans outstanding under the agreement. The notional amounts of the interest rate swaps generally increase in proportion to the forecasted borrowings up to a maximum amount of $4.2 billion prior to the maturity of the term loans on March 20, 2030. Under the interest rate swaps, which are designated as cash flow hedges, Port Arthur LNG receives interest at term SOFR and pays interest at a fixed rate of 3.23% based on amortizing notional amounts maturing in 2048.
The following table presents the net notional amounts of our interest rate derivatives, excluding those in our equity method investments and the contingent interest rate swap.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	December 31, 2023		December 31, 2022
	Notional debt	Maturities	Notional debt	Maturities
Sempra:
Cash flow hedges(1)	$4,451	2024-2048	$294	2023-2034
(1)    At December 31, 2023 and 2022, cash flow hedges accrued interest based on a notional of $488 and $294, respectively.
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
The following table presents the net notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	December 31, 2023		December 31, 2022
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cross-currency swaps	$—	—	$306	2023
Other foreign currency derivatives	176	2024-2025	111	2023-2024
2023 Form 10-K | F-103

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

DERIVATIVE INSTRUMENTS ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2023
	Current assets: Fixed-price contracts and other derivatives(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$17	$70	$—	$—
Foreign exchange instruments	—	—	(9)	—
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	173	52	(170)	(56)
Associated offsetting commodity contracts	(169)	(51)	169	51
Commodity contracts subject to rate recovery	10	8	(228)	(9)
Associated offsetting commodity contracts	(5)	(2)	5	2
Associated offsetting cash collateral	—	—	12	7
Net amounts presented on the balance sheet	26	77	(221)	(5)
Additional cash collateral for commodity contracts not subject to rate recovery	74	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	22	—	—	—
Total(2)	$122	$77	$(221)	$(5)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$9	$8	$(18)	$(9)
Associated offsetting commodity contracts	(5)	(2)	5	2
Associated offsetting cash collateral	—	—	12	7
Net amounts presented on the balance sheet	4	6	(1)	—
Additional cash collateral for commodity contracts subject to rate recovery	21	—	—	—
Total(2)	$25	$6	$(1)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$1	$—	$(210)	$—
Net amounts presented on the balance sheet	1	—	(210)	—
Additional cash collateral for commodity contracts subject to rate recovery	1	—	—	—
Total	$2	$—	$(210)	$—
(1)    Included in Other Current Assets for SoCalGas.
(2)    Normal purchase contracts previously measured at fair value are excluded.

2023 Form 10-K | F-104

DERIVATIVE INSTRUMENTS ON THE CONSOLIDATED BALANCE SHEETS (CONTINUED)
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

2023 Form 10-K | F-105

The following table includes the effects of derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations and in OCI and AOCI.

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI				Pretax (loss) gain reclassified from AOCI into earnings
	Years ended December 31,				Years ended December 31,
	2023	2022	2021	Location	2023	2022	2021
Sempra:
Interest rate instruments	$45	$40	$29	Interest Expense	$(1)	$(1)	$(11)
Interest rate instruments	20	205	71	Equity Earnings(1)	48	(29)	(73)
Foreign exchange instruments	(2)	(8)	11	Revenues: Energy- Related Businesses	(1)	1	(1)
				Other Income, Net	(2)	(1)	—
Foreign exchange instruments	(3)	(5)	8	Equity Earnings(1)	(2)	—	—
Interest rate and foreign exchange instruments	7	25	(4)	Interest Expense	1	2	(1)
				Other Income, Net	6	12	(6)
Total	$67	$257	$115		$49	$(16)	$(92)
SoCalGas:
Interest rate instruments	$—	$—	$—	Interest Expense	$(1)	$(1)	$—
(1)    Equity earnings at our foreign equity method investees are recognized after tax.

For Sempra, we expect that net gains before NCI of $37 million, which are net of income tax expense, that are currently recorded in AOCI (with net gains of $18 million attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at December 31, 2023 is approximately 24 years for Sempra. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 16 years.
The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Years ended December 31,
	Location	2023	2022	2021
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$919	$(1,116)	$(203)
Commodity contracts subject to rate recovery	Cost of Natural Gas	(288)	(56)	(25)
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	15	202	31
Interest rate instrument	Interest Expense	(47)	33	—
Foreign exchange instruments	Other Income, Net	—	—	(22)
Total		$599	$(937)	$(219)
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$15	$202	$31
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(288)	$(56)	$(25)
2023 Form 10-K | F-106

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
For Sempra, the total fair value of this group of derivative instruments in a liability position at December 31, 2023 and 2022 was $215 million and $106 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at December 31, 2023 and 2022 was $210 million and $69 million, respectively. SDG&E did not have this group of derivative instruments in a liability position at December 31, 2023 or 2022. At December 31, 2023, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $215 million and $210 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
For Sempra, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 12. FAIR VALUE MEASUREMENTS
RECURRING FAIR VALUE MEASURES
The tables below set forth our financial assets and liabilities, by level within the fair value hierarchy, that were accounted for at fair value on a recurring basis at December 31, 2023 and 2022. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair-valued assets and liabilities and their placement within the fair value hierarchy.
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
▪For commodity contracts, interest rate instruments and foreign exchange instruments, we primarily use a market or income approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable. We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). Level 3 recurring items relate to CRRs and, until December 31, 2022, fixed-price electricity positions, at SDG&E, as we discuss below in “Level 3 Information – SDG&E.”
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
2023 Form 10-K | F-107

Because some of the inputs that are significant to the valuation are less observable, the Support Agreement is classified as Level 3, as we describe below in “Level 3 Information – Other Sempra.”

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Fair value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Sempra:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$19	$2	$—	$21
Equity securities	308	4	—	312
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	34	17	—	51
Municipal bonds	—	275	—	275
Other securities	—	220	—	220
Total debt securities	34	512	—	546
Total nuclear decommissioning trusts(1)	361	518	—	879
Short-term investments held in Rabbi Trust	67	—	—	67
Interest rate instruments	—	87	—	87
Commodity contracts not subject to rate recovery	—	5	—	5
Effect of netting and allocation of collateral(2)	74	—	—	74
Commodity contracts subject to rate recovery	—	1	10	11
Effect of netting and allocation of collateral(2)	16	—	6	22
Support Agreement, net of related guarantee fees	—	—	23	23
Total	$518	$611	$39	$1,168
Liabilities:
Foreign exchange instruments	$—	$9	$—	$9
Commodity contracts not subject to rate recovery	—	6	—	6
Commodity contracts subject to rate recovery	20	210	—	230
Effect of netting and allocation of collateral(2)	(19)	—	—	(19)
Total	$1	$225	$—	$226
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
2023 Form 10-K | F-108

RECURRING FAIR VALUE MEASURES (CONTINUED)
(Dollars in millions)
	Fair value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Sempra:
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
2023 Form 10-K | F-109

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Total
	Fair value at December 31, 2023
SDG&E:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$19	$2	$—	$21
Equity securities	308	4	—	312
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	34	17	—	51
Municipal bonds	—	275	—	275
Other securities	—	220	—	220
Total debt securities	34	512	—	546
Total nuclear decommissioning trusts(1)	361	518	—	879
Commodity contracts subject to rate recovery	—	—	10	10
Effect of netting and allocation of collateral(2)	15	—	6	21
Total	$376	$518	$16	$910
Liabilities:
Commodity contracts subject to rate recovery	$20	$—	$—	$20
Effect of netting and allocation of collateral(2)	(19)	—	—	(19)
Total	$1	$—	$—	$1

	Fair value at December 31, 2022
SDG&E:
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
2023 Form 10-K | F-110

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Total
	Fair value at December 31, 2023
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$1	$—	$2
Liabilities:
Commodity contracts subject to rate recovery	$—	$210	$—	$210
Total	$—	$210	$—	$210

	Fair value at December 31, 2022
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$16	$—	$16
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$16	$—	$17
Liabilities:
Commodity contracts subject to rate recovery	$—	$69	$—	$69
Total	$—	$69	$—	$69
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs and, until December 31, 2022, fixed-price electricity positions, classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	2023	2022	2021
Balance at January 1	$35	$54	$69
Realized and unrealized losses	(17)	(56)	(50)
Allocated transmission instruments	(1)	(4)	3
Settlements	(7)	41	32
Balance at December 31	$10	$35	$54
Change in unrealized losses relating to instruments still held at December 31	$(13)	$(10)	$(16)
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

CONGESTION REVENUE RIGHTS AUCTION PRICE INPUTS

Settlement year	Price per MWh			Median price per MWh
2024	$(3.69)	to	$9.55	$(0.44)
2023	(3.09)	to	10.71	(0.56)
2022	(3.67)	to	6.96	(0.70)
2023 Form 10-K | F-111

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
Long-term, fixed-price electricity positions in 2022 that were valued using significant unobservable data were classified as Level 3 because the contract terms related to a delivery location or tenor for which observable market rate information was not available. The fair value of the net electricity positions classified as Level 3 was derived from a discounted cash flow model using market electricity forward price inputs. The range and weighted-average price of these inputs at December 31, 2022 were $33.45 to $274.70 and $85.64, respectively. We summarize long-term, fixed-price electricity position volumes in Note 11.
Realized gains and losses associated with CRRs and long-term, fixed-price electricity positions, which are recoverable in rates, are recorded in Cost of Electric Fuel and Purchased Power on the Consolidated Statements of Operations. Because unrealized gains and losses are recorded as regulatory assets and liabilities, they do not affect earnings.
Other Sempra
The table below sets forth reconciliations of changes in the fair value of Sempra’s Support Agreement for the benefit of CFIN classified as Level 3 in the fair value hierarchy.

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	2023	2022	2021
Balance at January 1	$17	$7	$3
Realized and unrealized gains(1)	15	19	11
Settlements	(9)	(9)	(7)
Balance at December 31(2)	$23	$17	$7
Change in unrealized gains relating to instruments still held at December 31	$13	$18	$11
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Consolidated Statements of Operations.
(2)    Balance at December 31, 2023 and 2022 includes $7 in Other Current Assets and $16 and $10, respectively, in Other Long-Term Assets. Balance at December 31, 2021 includes $7 in Other Current Assets, offset by a negligible amount in Deferred Credits and Other on Sempra’s Consolidated Balance Sheets.

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
2023 Form 10-K | F-112

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying	Fair value
	amount	Level 1	Level 2	Level 3	Total
	December 31, 2023
Sempra:
Long-term note receivable(1)	$334	$—	$—	$318	$318
Long-term amounts due to unconsolidated affiliates	312	—	283	—	283
Total long-term debt(2)	27,716	—	25,617	—	25,617
SDG&E:
Total long-term debt(3)	$8,750	$—	$7,856	$—	$7,856
SoCalGas:
Total long-term debt(4)	$6,759	$—	$6,442	$—	$6,442

	December 31, 2022
Sempra:
Long-term note receivable(1)	$318	$—	$—	$286	$286
Long-term amounts due to unconsolidated affiliates	301	—	263	—	263
Total long-term debt(2)	24,513	—	21,549	—	21,549
SDG&E:
Total long-term debt(3)	$7,800	$—	$6,726	$—	$6,726
SoCalGas:
Total long-term debt(4)	$6,059	$—	$5,538	$—	$5,538
(1)    Before allowances for credit losses of $6 and $7 at December 31, 2023 and 2022, respectively. Excludes unamortized transaction costs of $4 and $5 at December 31, 2023 and 2022, respectively.
(2)    Before reductions of unamortized discount and debt issuance costs of $322 and $289 at December 31, 2023 and 2022, respectively, and excluding finance lease obligations of $1,340 and $1,343 at December 31, 2023 and 2022, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $89 and $70 at December 31, 2023 and 2022, respectively, and excluding finance lease obligations of $1,233 and $1,256 at December 31, 2023 and 2022, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $55 and $48 at December 31, 2023 and 2022, respectively, and excluding finance lease obligations of $107 and $87 at December 31, 2023 and 2022, respectively.

We provide the fair values for the securities held in the NDT related to SONGS in Note 15.

NOTE 13. PREFERRED STOCK
Sempra and SDG&E are authorized to issue up to 50,000,000 and 45,000,000 shares of preferred stock, respectively. At December 31, 2023 and 2022, SDG&E had no preferred stock outstanding. The rights, preferences, privileges and restrictions for any new series of preferred stock would be established by each company’s board of directors at the time of issuance. We discuss SoCalGas preferred stock below.
SEMPRA SERIES C PREFERRED STOCK
At December 31, 2023 and 2022, Sempra had 900,000 shares of 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C (series C preferred stock) outstanding.
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
2023 Form 10-K | F-113

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
2023 Form 10-K | F-114

SEMPRA MANDATORY CONVERTIBLE PREFERRED STOCK
On January 15, 2021, we converted 17,250,000 shares of series A preferred stock into 27,562,050 shares of our common stock based on a conversion rate of 0.39945 shares of our common stock for each issued and outstanding share of series A preferred stock. As a consequence, no shares of series A preferred stock were outstanding after January 15, 2021 and the 17,250,000 shares that were formerly series A preferred stock have returned to the status of authorized and unissued shares of preferred stock.
As of July 15, 2021, we had converted, pursuant to either early conversions at the election of the holder or the mandatory conversion of all outstanding shares, all 5,750,000 shares of series B preferred stock into an aggregate of 8,513,440 shares of our common stock and a nominal amount of cash in lieu of fractional share interests, based on a conversion rate of 0.37015 shares of our common stock for each issued and outstanding share of series B preferred stock. As a consequence, no shares of series B preferred stock were outstanding after July 15, 2021 and the 5,750,000 shares that were formerly series B preferred stock have returned to the status of authorized and unissued shares of preferred stock.
SOCALGAS PREFERRED STOCK
SoCalGas is authorized to issue up to an aggregate of 11,000,000 shares of preferred stock, series preferred stock and preference stock. The table below presents preferred stock outstanding at SoCalGas:

PREFERRED STOCK OUTSTANDING
(Dollars in millions, except per share amounts)
	December 31,
	2023	2022
$25 par value, authorized 1,000,000 shares:
6% Series, 79,011 shares outstanding	$3	$3
6% Series A, 783,032 shares outstanding	19	19
SoCalGas - Total preferred stock	22	22
Less: 50,970 shares of the 6% Series outstanding owned by PE	(2)	(2)
Sempra - Total preferred stock of subsidiary	$20	$20

None of SoCalGas’ outstanding preferred stock is callable, and no shares are subject to mandatory redemption.
All outstanding shares have one vote per share, cumulative preferences as to dividends and liquidation preferences of $25 per share plus any unpaid dividends.
In addition to the outstanding preferred stock above, SoCalGas’ articles of incorporation authorize 5,000,000 shares of series preferred stock and 5,000,000 shares of preference stock, both without par value and with cumulative preferences as to dividends and liquidation value. The preference stock would rank junior to all series of preferred stock and series preferred stock. Other rights and privileges of any new series of such stock would be established by the SoCalGas board of directors at the time of issuance.
The preferred stock at SoCalGas is presented at Sempra as NCI. Sempra records charges against income related to NCI for preferred dividends declared by SoCalGas.

NOTE 14. SEMPRA – EQUITY AND EARNINGS PER COMMON SHARE
COMMON STOCK
In May 2023, Sempra’s shareholders approved an amendment to Sempra’s Articles of Incorporation to increase the number of authorized shares of Sempra’s common stock from 750,000,000 to 1,125,000,000.
2023 Form 10-K | F-115

The following table provides common stock activity for the last three years.

COMMON STOCK ACTIVITY

	2023	2022	2021
Sempra:
Common shares outstanding, January 1	628,669,356	633,839,564	576,940,488
Conversion of mandatory convertible preferred stock	—	—	36,075,490
Shares issued under forward sale agreements	2,099,152	—	—
Shares issued in IEnova exchange offer	—	—	24,613,554
RSUs vesting(1)	941,910	914,444	1,373,832
Stock options exercised	—	81,260	101,342
Common stock investment plan(2)	1,730	—	—
Issuance of RSUs held in our Deferred Compensation Plan	132,178	130,026	204,476
Shares repurchased(3)	(412,594)	(6,295,938)	(5,469,618)
Common shares outstanding, December 31	631,431,732	628,669,356	633,839,564
(1)    Includes dividend equivalents.
(2)    Participants in the Direct Stock Purchase Plan may reinvest dividends to purchase newly issued shares.
(3)    Includes shares repurchased under repurchase programs and shares withheld from LTIP participants to satisfy minimum statutory tax withholding requirements.
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
Except as expressly noted, all share and per share information related to issued and outstanding common stock and outstanding equity awards with respect to common stock has been retroactively adjusted to reflect the stock split and is presented on a post-split basis herein.
COMMON STOCK OFFERING
On November 10, 2023, we completed the offering of 17,142,858 shares of our common stock, no par value, in a registered public offering at $70.00 per share ($68.845 per share after deducting underwriting discounts), pursuant to forward sale agreements with an affiliate of Morgan Stanley & Co. LLC and an affiliate of Citigroup Global Markets Inc. (the November 2023 forward purchasers). The shares offered pursuant to the forward sale agreements were borrowed by the underwriters and therefore are not newly issued shares. The underwriters of the offering partially exercised the option we granted them and purchased an additional 2,099,152 shares of common stock directly from us solely to cover overallotments. After the offering, including the issuance of shares pursuant to the exercise of the overallotment option, the aggregate shares of common stock sold in the offering totaled 19,242,010. We received net proceeds of $144 million (net of underwriting discounts and equity issuance costs of $3 million) from the sale of shares to cover overallotments. We did not initially receive any proceeds from the sale of our common stock sold pursuant to the forward sale agreements. We used the net proceeds from the sale of the overallotment shares, and we expect to use the net proceeds from the sale of shares of our common stock pursuant to the forward sale agreements, to fund working capital and for other general corporate purposes, including to partly finance our long-term capital plan and to repay commercial paper and potentially other indebtedness.
As of February 27, 2024 a total of 17,142,858 shares of Sempra common stock from our November 2023 offering remains subject to future settlement under these forward sale agreements, which may be settled on one or more dates specified by us occurring no later than December 31, 2024, which is the final settlement date under the agreements. Although we expect to settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the forward purchasers upon the occurrence of certain events.
2023 Form 10-K | F-116

COMMON STOCK REPURCHASES
On July 6, 2020, our board of directors authorized the repurchase of shares of our common stock at any time and from time to time in an aggregate amount not to exceed the lesser of $2 billion or amounts spent to purchase no more than 25,000,000 shares. The board of directors did not adjust the 25,000,000 aggregate number of shares that could be repurchased or the number of shares remaining authorized to be repurchased under this repurchase authorization in connection with the two-for-one split of Sempra’s common stock in the form of a 100% stock dividend effected in August 2023.
Beginning on November 17, 2021, we executed a series of open market repurchases for which we paid $300 million to repurchase shares of our common stock in the open market. The repurchases were completed on December 7, 2021 with an aggregate of 4,845,516 shares of Sempra common stock repurchased at a weighted-average purchase price of $61.92 per share, excluding commissions.
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
As of February 27, 2024, a maximum of $1.25 billion and no more than 19,632,529 shares may yet be purchased under the July 6, 2020 repurchase authorization.
In 2023, 2022 and 2021, we withheld 412,594 shares for $32 million, 406,512 shares for $28 million and 624,102 shares for $39 million, respectively, of our common stock that would otherwise be issued to LTIP participants who do not elect otherwise upon the vesting of RSUs and the exercise of stock options in an amount sufficient to satisfy minimum statutory tax withholding requirements. Such share withholding is considered a share repurchase for accounting purposes. These repurchases do not fall under the July 6, 2020 repurchase authorization.
NONCONTROLLING INTERESTS
Ownership interests in a consolidated entity that are held by unconsolidated owners are accounted for and reported as NCI.
The following table summarizes net income attributable to Sempra and transfers (to) from NCI, which shows the effects of changes in Sempra’s ownership interest in its subsidiaries on Sempra’s shareholders’ equity.

NET INCOME ATTRIBUTABLE TO SEMPRA AND TRANSFERS (TO) FROM NCI
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra:
Net income attributable to Sempra	$3,075	$2,139	$1,318
Transfers (to) from NCI:
Increase in shareholders’ equity for purchases of NCI	—	—	1,415
(Decrease) increase in shareholders’ equity for sales of NCI	(49)	710	1,429
Net transfers (to) from NCI	(49)	710	2,844
Change from net income attributable to Sempra and transfers (to) from NCI	$3,026	$2,849	$4,162
2023 Form 10-K | F-117

SI Partners
Sale of NCI to ADIA. In June 2022, Sempra and ADIA consummated the transaction contemplated under a purchase and sale agreement dated December 21, 2021 (the ADIA Purchase Agreement). Pursuant to the ADIA Purchase Agreement, ADIA acquired Class A Units representing a 10% NCI in SI Partners for a purchase price of $1.7 billion, including post-closing adjustments. As a result of this sale to ADIA, we recorded a $709 million increase in equity held by NCI and an increase in Sempra’s shareholders’ equity of $710 million, net of $12 million in transaction costs and $300 million income tax expense. Transaction costs include $10 million paid to ADIA for reimbursement of certain expenses that ADIA incurred in connection with closing the transaction.
Sale of NCI to KKR Pinnacle. In October 2021, Sempra and KKR Pinnacle consummated the transactions contemplated under a purchase and contribution agreement dated April 4, 2021 (as amended prior to closing, the KKR Pinnacle Purchase Agreement). Pursuant to the KKR Pinnacle Purchase Agreement, KKR Pinnacle acquired newly designated Class A Units representing a 20% NCI in SI Partners for a purchase price of $3.4 billion, including post-closing adjustments. As a result of this sale, we recorded a $1.3 billion increase in equity held by NCI and an increase in Sempra’s shareholders’ equity of $1.4 billion, net of $173 million in transaction costs and $490 million income tax expense, including the tax effect of the sale and changes to a deferred income tax liability related to outside basis differences in SI Partners. Transaction costs include $149 million paid to KKR Pinnacle for reimbursement of certain expenses that KKR Pinnacle incurred in connection with closing the transaction.
Under the limited partnership agreement that governs our and KKR Pinnacle’s respective rights and obligations in respect of our and their ownership interests in SI Partners, KKR Pinnacle was entitled to a $200 million credit from Sempra to be applied to capital calls once an LNG project reached a positive final investment decision and met certain projected internal rates of return. In the year ended December 31, 2023, KKR Pinnacle used $200 million of this credit to fund its share of contributions to SI Partners. As a result, we recorded a $200 million increase in equity held by NCI and a decrease in Sempra’s shareholders’ equity of $145 million, net of a tax benefit.
Limited Partnership Agreement. KKR Pinnacle and ADIA (the Minority Partners) and Sempra are parties to a second amended and restated agreement of limited partnership of SI Partners (the LP Agreement), which governs rights and obligations in respect of ownership interests in SI Partners. Under the LP Agreement, matters are decided generally by majority vote and the managers designated by Sempra and the Minority Partners each, as a group, have voting power equivalent to the ownership percentage of their respective designating limited partner. Sempra maintains control of SI Partners. However, SI Partners and its controlled subsidiaries are prohibited from taking certain limited actions without the prior written approval of the Minority Partners (subject to each Minority Partner maintaining certain ownership thresholds in SI Partners). The minority protections held by ADIA constitute a subset of the minority protections granted to KKR Pinnacle.
The LP Agreement contains certain default remedies if Sempra, KKR Pinnacle or ADIA fails to fund any amounts required to be funded under the LP Agreement. The LP Agreement also requires that SI Partners distribute to Sempra and the Minority Partners at least 85% of distributable cash of SI Partners and its subsidiaries on a quarterly basis, subject to certain exceptions and reserves. Generally, distributions from SI Partners are made to Sempra and the Minority Partners on a pro rata basis in accordance with respective ownership interests in SI Partners. However, KKR Pinnacle is entitled to certain priority distributions in the event of material deviations between certain specified projected cash flows and actual cash flows. Additionally, the Minority Partners are entitled to certain priority distributions in the event a specified project that reaches a positive final investment decision does not have projected internal rates of return over a specified threshold or in the event Sempra has not made a positive final investment decision by a certain date on specified LNG projects that are under development.
Under the LP Agreement, SI Partners has two authorized classes of units, designated as “Class A Units” (which are common voting units) and “Sole Risk Interests.” If the Minority Partners approve our request that a project not be pursued jointly, or if the Minority Partners decide not to participate in any proposed project for which we nevertheless desire to make a positive final investment decision, we may proceed with such project either independently through a different investment vehicle or as a “Sole Risk Project” within SI Partners and receive Sole Risk Interests in respect thereof. Sole Risk Projects are separated from other SI Partners projects and are conducted at our sole cost, expense and liability and we receive, through the acquisition of Sole Risk Interests, any economic and other benefits from such projects. The Minority Partners are not entitled to any benefits or rights in respect of any Sole Risk Project. The Guaymas-El Oro segment of the Sonora pipeline currently constitutes a Sole Risk Project.
2023 Form 10-K | F-118

SI Partners Subsidiaries
Sale of NCI to KKR Denali. In September 2023, an indirect subsidiary of SI Partners completed the sale of an indirect 60% interest in an SI Partners subsidiary (resulting in an indirect 42% NCI in the PA LNG Phase 1 project) to KKR Denali for aggregate cash consideration of $976 million, including post-closing adjustments. As a result of this sale, we recorded a $1.0 billion increase in equity held by NCI and a decrease in Sempra’s shareholders’ equity of $61 million, including $11 million in transaction costs and net of a $23 million tax benefit.
At the closing of the sale of NCI to KKR Denali, the associated limited liability company agreement was amended and restated to include KKR Denali as a member of such company and to set forth certain governance and other agreements with respect to the funding of the PA LNG Phase 1 project. Pursuant to the limited liability company agreement, (i) the indirect subsidiary of SI Partners (a) is the managing member; (b) exclusively holds the right to make decisions with respect to certain expansions, such as the potential PA LNG Phase 2 project; (c) has certain rights to preferential distributions from specified revenues and expansion true-up payments; and (d) through a parent entity that is a subsidiary of Sempra, bears a disproportionately higher allocation of certain capital contribution commitments in certain budgetary overrun scenarios, and (ii) KKR Denali has certain investor protection voting rights. The indirect subsidiary of SI Partners and KKR Denali have also made capital contribution commitments to fund their respective equity share of the equity funding amount of anticipated development costs of the PA LNG Phase 1 project, except in certain budget overrun scenarios.
Sale of NCI to ConocoPhillips Affiliate. In March 2023, an indirect subsidiary of SI Partners completed the sale of an indirect 30% interest in an SI Partners subsidiary (resulting in an indirect 30% NCI in the PA LNG Phase 1 project) to an affiliate of ConocoPhillips for aggregate cash consideration of $254 million, including post-closing adjustments. As a result of this sale, we recorded a $234 million increase in equity held by NCI and an increase in Sempra’s shareholders’ equity of $12 million, net of $3 million in transaction costs and $5 million in tax expense.
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
Purchases of NCI. In May 2021, we acquired 381,015,194 publicly owned shares of IEnova in exchange for 24,613,554 newly issued shares of our common stock upon completion of our exchange offer launched in the U.S. and Mexico, which increased our ownership interest in IEnova from 70.2% to 96.4%. Upon completing the exchange offer, Sempra’s common stock became listed on the Mexican Stock Exchange under the trading symbol SRE.MX. We acquired the IEnova shares at an exchange ratio of 0.0646 shares of our common stock for each one IEnova share. In connection with the exchange offer, we recorded a $1.4 billion decrease in equity held by NCI and an increase in Sempra’s shareholders’ equity of $1.4 billion, net of $12 million in transactions costs.
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
As a result of the increase in our ownership interest in IEnova, we recorded an increase in Sempra’s shareholders’ equity of $72 million offset by a deferred income tax asset related to the outside basis difference in IEnova’s shares. Upon completing the sale of a 20% NCI in SI Partners to KKR Pinnacle in October 2021, which we discuss above, we recorded $72 million in net income tax expense related to the utilization of this deferred income tax asset.
2023 Form 10-K | F-119

Following the exchange offer and the cash tender offer, IEnova’s shares were delisted from the Mexican Stock Exchange effective October 15, 2021. In connection with the delisting, we are maintaining a trust for the purpose of purchasing the 1,212,981 IEnova shares that remained publicly owned as of the completion of the cash tender offer for 78.97 Mexican pesos per share, the same price per share that was offered in our cash tender offer. The trust will remain in place through the date on which we acquire all the remaining publicly owned IEnova shares, subject to our ability to terminate it earlier and any maximum term under applicable Mexican law. As of February 20, 2024, an aggregate of 894,092 of the remaining publicly owned IEnova shares had been acquired by such trust.
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

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2023	2022	2021
Sempra:
Numerator:
Earnings attributable to common shares	$3,030	$2,094	$1,254

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	630,296	630,318	623,510
Dilutive effect of stock options and RSUs(2)	2,341	2,439	1,506
Dilutive effect of common shares sold forward	96	—	—
Dilutive effect of mandatory convertible preferred stock	—	—	1,057
Weighted-average common shares outstanding for diluted EPS	632,733	632,757	626,073

EPS:
Basic	$4.81	$3.32	$2.01
Diluted	$4.79	$3.31	$2.01
(1)     Includes fully vested RSUs held in our Deferred Compensation Plan of 717 in 2023, 805 in 2022 and 907 in 2021. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for 2023, 2022 and 2021 excludes potentially dilutive shares related to stock options and RSUs of 502,942, 173,064 and 422,310, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
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
2023 Form 10-K | F-120

In 2021, the potentially dilutive impact from mandatory convertible preferred stock was calculated under the if-converted method until the mandatory conversion date. After the mandatory conversion date, the converted shares are included in weighted-average common shares outstanding for basic EPS. As we discuss in Note 13, we converted our series A preferred stock into common stock on January 15, 2021 and our series B preferred stock into common stock on July 15, 2021. The computation of diluted EPS for the year ended December 31, 2021 excludes potentially dilutive shares related to our mandatory convertible preferred stock of 4,544,234 because to include them would be antidilutive for the period.

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
Except for the use of funds for the planning of decommissioning activities or NDT administrative costs, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs for Units 2 and 3. In December 2023, the CPUC granted SDG&E authorization to access NDT funds of up to $79 million for forecasted 2024 costs.
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
2023 Form 10-K | F-121

Nuclear Decommissioning Trusts
The following table shows the fair values and gross unrealized gains and losses for the securities held in the NDT on the Sempra and SDG&E Consolidated Balance Sheets. We provide additional fair value disclosures for the NDT in Note 12.

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	December 31, 2023
Short-term investments, primarily cash equivalents	$21	$—	$—	$21
Equity securities	89	225	(2)	312
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	50	2	(1)	51
Municipal bonds(2)	280	3	(8)	275
Other securities(3)	228	3	(11)	220
Total debt securities	558	8	(20)	546
Receivables (payables), net	(7)	—	—	(7)
Total	$661	$233	$(22)	$872

	December 31, 2022
Short-term investments, primarily cash equivalents	$11	$—	$—	$11
Equity securities	111	194	(8)	297
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	40	1	(1)	40
Municipal bonds	283	1	(14)	270
Other securities	248	—	(21)	227
Total debt securities	571	2	(36)	537
Receivables (payables), net	(4)	—	—	(4)
Total	$689	$196	$(44)	$841
(1)    Maturity dates are 2025-2054.
(2)    Maturity dates are 2024-2062.
(3)    Maturity dates are 2024-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Proceeds from sales	$592	$639	$961
Gross realized gains	27	18	67
Gross realized losses	(14)	(20)	(5)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
2023 Form 10-K | F-122

ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units was $504 million at December 31, 2023 and is based on a cost study prepared in 2020 that is pending CPUC approval. SDG&E expects to receive a proposed decision in the first half of 2024. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. We expect SDG&E’s undiscounted SONGS decommissioning payments to be $109 million in 2024, $46 million in 2025, $52 million in 2026, $32 million in 2027, $23 million in 2028, and $663 million thereafter.
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
The SONGS owners have nuclear property damage insurance of $130 million, which exceeds the minimum federal requirement of $50 million. This insurance coverage is provided through NEIL. The NEIL policies have specific exclusions and limitations that can result in reduced coverage. Insured members as a group are subject to retrospective premium assessments to cover losses sustained by NEIL under all issued policies. SDG&E could be assessed up to $2 million of retrospective premiums based on overall member claims.
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
At December 31, 2023, loss contingency accruals for legal matters that are probable and estimable were $55 million for Sempra, including $30 million for SoCalGas. We discuss our policy regarding accrual of legal fees in Note 1.
2023 Form 10-K | F-123

SDG&E
City of San Diego Franchise Agreement
In 2021, two lawsuits were filed in the California Superior Court challenging various aspects of the natural gas and electric franchise agreements granted by the City of San Diego to SDG&E. Both lawsuits ultimately sought to void the franchise agreements. In one of the cases, judgment was granted in favor of SDG&E and the City of San Diego, and the plaintiff in that case has appealed. In the second case, the court ruled in favor of SDG&E and the City of San Diego, upholding all terms of the franchise agreements, except for the two-thirds City Council vote requirement for termination if the City decides to terminate under certain circumstances. Under the court’s ruling, the City can instead terminate on a majority vote, so long as it satisfies repayment provisions under the franchise agreements. This matter is subject to a motion for reconsideration.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County.
Litigation. In September 2021, SoCalGas and Sempra entered into an agreement with counsel to resolve approximately 390 lawsuits including approximately 36,000 plaintiffs (the Individual Plaintiffs) then pending against SoCalGas and Sempra related to the Leak for a payment of up to $1.8 billion. Over 99% of the Individual Plaintiffs participated and submitted valid releases, and SoCalGas paid $1.79 billion in 2022 under the agreement. The Individual Plaintiffs who did not participate in the settlement (the Non-Settling Individual Plaintiffs) are able to continue to pursue their claims. In October 2023, the LA Superior Court ordered the cases of 233 Non-Settling Individual Plaintiffs who did not respond to discovery requests to be dismissed; as of February 20, 2024, there are approximately 100 Non-Settling Individual Plaintiffs remaining. In addition, as of February 20, 2024, new lawsuits related to the Leak on behalf of approximately 413 new plaintiffs have been filed against SoCalGas and Sempra since the September 2021 settlement.
The Non-Settling Individual Plaintiffs’ cases and new plaintiffs’ cases are coordinated before a single court in the LA Superior Court for pretrial management under a consolidated master complaint filed in November 2017, with one plaintiff’s case proceeding under a separate complaint. Both the consolidated master complaint and the separate complaint assert negligence, negligence per se, strict liability, negligent and intentional infliction of emotional distress and fraudulent concealment. The consolidated master complaint asserts additional causes of action for private and public nuisance (continuing and permanent), trespass, inverse condemnation, loss of consortium and wrongful death against SoCalGas and Sempra. The separate complaint asserts an additional cause of action for assault and battery. Both complaints seek compensatory and punitive damages for personal injuries, lost wages and/or lost profits, costs of future medical monitoring, and attorneys’ fees. The consolidated master complaint also seeks property damage and diminution in property value, injunctive relief and civil penalties.
Litigation – Resolved. Four shareholder derivative actions were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra and/or SoCalGas. Three of the four shareholder derivative actions were joined in an Amended Consolidated Shareholder Derivative Complaint filed in the same coordinated proceeding in the LA Superior Court, which was dismissed with prejudice in January 2021, and in June 2023, the Court of Appeal of the State of California Second Appellate District Division Five affirmed the dismissal. The LA Superior Court dismissed the remaining fourth action with prejudice in November 2022. Plaintiffs appealed this dismissal, but in October 2023, abandoned the appeal; as a result, the dismissal is final. All shareholder derivative actions have now been definitively resolved.
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
2023 Form 10-K | F-124

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
At December 31, 2023, the Aliso Canyon natural gas storage facility had a net book value of $1.0 billion. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, and natural gas reliability and electric generation could be jeopardized.
Regulatory Proceeding – Resolved. In June 2019, the CPUC opened an OII (the Leak OII) to investigate and consider, among other things, whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties, should be imposed for any violations, unreasonable or imprudent practices or failure to cooperate sufficiently with SED, as well as to determine the amount of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs. In October 2022, SoCalGas executed a settlement agreement with SED and the Public Advocates Office at the CPUC to resolve all aspects of the Leak OII. The settlement agreement provides for financial penalties, certain costs that SoCalGas will reimburse, a violation of California Public Utilities Code section 451, and that SoCalGas will not seek recovery from ratepayers for costs previously incurred, among other provisions. In September 2023, the CPUC issued a final decision approving the settlement agreement.
Accounting and Other Impacts. SoCalGas recorded total charges of $259 million ($199 million after tax) and $1.59 billion ($1.15 billion after tax) in the years ended December 31, 2022 and 2021, respectively, in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Consolidated Statements of Operations related to the litigation and regulatory proceedings associated with the Leak.
At December 31, 2023, $31 million is accrued in Reserve for Aliso Canyon Costs and $2 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Consolidated Balance Sheets. These accruals do not include any amounts in excess of what has been reasonably estimated to resolve certain matters that we describe in “Litigation” above, nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs. We are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Other Sempra
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
2023 Form 10-K | F-125

In addition, the plaintiff filed a claim in the federal Agrarian Court that seeks to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The proceeding, which seeks an order that SEDATU annul the ECA Regas Facility’s competing property title, was initiated in 2006 and, in July 2021, a decision was issued in favor of the ECA Regas Facility. The plaintiff appealed and, in February 2022, the appellate court confirmed the ruling in favor of the ECA Regas Facility and dismissed the appeal. The plaintiff filed a federal appeal against the appellate court ruling. A ruling from the Federal Collegiate Circuit Court is pending.
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
In 2018 and 2021, three related claimants filed separate challenges in the federal district court in Ensenada, Baja California seeking revocation of the environmental and social impact permits issued by each of ASEA and SENER to ECA LNG authorizing natural gas liquefaction activities at the ECA Regas Facility, as follows:
▪In the first case, the court issued a provisional injunction against the permits in September 2018. In December 2018, ASEA approved modifications to the environmental permit that facilitate the development of the proposed natural gas liquefaction facility in two phases. In May 2019, the court canceled the provisional injunction. The claimant appealed the court’s decision to cancel the injunction but was not successful. The lower court’s ruling was favorable to the ECA Regas Facility, as the court determined that no harm has been caused to the plaintiff and dismissed the lawsuit. The claimant appealed and the appellate court’s ruling is pending.
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
Port Arthur LNG
The PA LNG Phase 1 project holds two Clean Air Act, Prevention of Significant Deterioration permits issued by the TCEQ, which we refer to as the “2016 Permit” and the “2022 Permit.” The 2022 Permit also governs emissions for the proposed PA LNG Phase 2 project.
In November 2023, a panel of the U.S. Court of Appeals for the Fifth Circuit issued a decision to vacate and remand the 2022 Permit to the TCEQ for additional explanation of the agency’s permit decision. In February 2024, the court withdrew its opinion pending a determination by the Supreme Court of Texas as to the proper standard to be applied by the TCEQ. The 2022 Permit remains effective during the Supreme Court’s review. The 2016 Permit was not the subject of, and is unaffected by, the court’s decision. Construction of the PA LNG Phase 1 project is proceeding uninterrupted under existing permits, and we do not currently anticipate material impacts to the PA LNG Phase 1 project cost, schedule or expected commercial operations at this stage.
Litigation Related to Regulatory and Other Actions by the Mexican Government
Amendments to Mexico’s Electricity Industry Law. In March 2021, the Mexican government published a decree with amendments to Mexico’s Electricity Industry Law that include some public policy changes, including establishing priority of dispatch for CFE plants over privately owned plants. The decree further purports to permit the CRE to revoke self-supply permits granted under the former electricity law, which were grandfathered when the new Electricity Industry Law was enacted, if it considers them to have been obtained improperly. According to the decree, these amendments were to become effective in March 2021, and SENER, the CRE and Centro Nacional de Control de Energía (Mexico’s National Center for Energy Control) were to have 180 calendar days to modify, as necessary, all resolutions, policies, criteria, manuals and other regulations applicable to the power industry to conform with this decree. Numerous legal actions were taken against the decree, which resulted in Mexican courts issuing a suspension of the decree later in March 2021, pending resolution of such actions.
2023 Form 10-K | F-126

In April 2022, the Mexican Supreme Court resolved an action of unconstitutionality filed by a group of senators against the amended Electricity Industry Law. The super majority needed to find the amendment unconstitutional was not reached and the proceeding was therefore dismissed, leaving the amended Electricity Industry Law in place. However, the Court nevertheless found certain of the amendments, including the priority of dispatch for the CFE and other provisions that granted preference to the CFE over private companies, were invalid.
In January 2024, the Second Chamber of the Mexican Supreme Court definitively resolved an amparo in a separate case brought by a third party and ruled that certain provisions of the amendments of the Electricity Industry Law are unconstitutional, including the priority of dispatch for the CFE and other provisions that granted preference to the CFE over private companies. The Court also dismissed an amparo relating to the provision of the decree applicable to self-supply permits granted under the former electricity law, and established that its decision will apply generally over all participants.
Sempra Infrastructure filed three lawsuits challenging the amendments to the Electricity Industry Law, including one concerning the provision permitting revocation of self-supply permits deemed improperly obtained. In each of them, Sempra Infrastructure obtained a favorable judgment in the lower court, all of which were challenged by the CRE. Final resolution is pending in the Second Collegiate Court. That court must follow the criteria established by the Mexican Supreme Court in January 2024, which would require dismissal of the lawsuit challenging the provision permitting revocation of self-supply permits. In such case, the CRE may be required to seek to revoke such self-supply permits, under a legal standard that is ambiguous and not well defined under the law. Sempra Infrastructure supplies power pursuant to self-supply permits, and would be permitted to file amparos challenging the constitutionality of any such action. If such self-supply permits are revoked, it may result in increased costs for Sempra Infrastructure and for its power consumers, adversely affect our ability to develop new projects, result in decreased revenues and cash flows, and negatively impact our ability to recover the carrying values of our investments in Mexico, any of which could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
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
RBS Sempra Commodities – Resolved
Sempra holds an equity method investment in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. In 2015, liquidators filed a claim in the High Court of Justice against RBS (now NatWest Markets plc, our partner in the JV) and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS Sempra Energy Europe, a subsidiary of RBS Sempra Commodities. The claim alleged that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants were liable to provide for equitable compensation due to dishonest assistance and compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in 2018. In March 2020, the High Court of Justice rendered its
2023 Form 10-K | F-127

judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $57 million in U.S. dollars at December 31, 2023), plus costs and interest. In October 2020, the High Court of Justice assessed costs and interest to be approximately £21 million (approximately $27 million in U.S. dollars at December 31, 2023) as of that date, with interest continuing to accrue. The Defendants appealed and, in May 2021, the Court of Appeal set aside the High Court of Justice’s decision and ordered a retrial. In July 2022, the Supreme Court of the U.K. denied the Liquidating Companies application for permission to appeal the Court of Appeal’s decision. In January 2024, the parties settled the Liquidating Companies’ claim against the Defendants; our share of such settlement is approximately £7.9 million (approximately $10 million in U.S. dollars at December 31, 2023).
We recorded $100 million in equity losses from our investment in RBS Sempra Commodities in Equity Earnings on Sempra’s Consolidated Statement of Operations in 2020, which represented an estimate of our obligations to settle pending VAT matters and related legal costs. In 2021, we reduced this estimate by $50 million based on a related settlement with HMRC on the First-Tier Tribunal case and revised assumptions on the High Court of Justice case. For the year ended December 31, 2023, we reduced this estimate by an additional $40 million based on the settlement reached with the Liquidating Companies in January 2024.
Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra were defendants in personal injury lawsuits brought in state courts throughout the U.S. These cases alleged illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They sought compensatory and punitive damages. As of February 20, 2024, no lawsuits are pending. Additionally, approximately 28,000 proofs of claim were filed, but not discharged, in advance of a December 2015 deadline to file a proof of claim in the EFH bankruptcy proceeding on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. The costs to defend or resolve such claims and the amount of damages that may be incurred could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
Some of our lease agreements contain nonlease components, which represent activities that transfer a separate good or service to the lessee. As the lessee for both operating and finance leases, we have elected to combine lease and nonlease components as a single lease component for real estate, fleet vehicles, helicopters, power generating facilities and pipelines, whereby fixed or in-substance fixed payments allocable to the nonlease component are accounted for as part of the related lease liability and ROU asset. As the lessor, we have elected to combine lease and nonlease components as a single lease component for refined products terminals if the timing and pattern of transfer of the lease and nonlease components are the same and the lease component would be classified as an operating lease if accounted for separately.
Lessee Accounting
We have operating and finance leases for real and personal property (including office space, land, fleet vehicles, helicopters, machinery and equipment, warehouses and other operational facilities) and PPAs with renewable energy, energy storage and peaker plant facilities.
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
2023 Form 10-K | F-128

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
Similarly, PPAs for the purchase of renewable energy at SDG&E require lease payments based on a stated rate per MWh produced by the facilities, and we are required to purchase substantially all the output from the facilities. SDG&E is required to pay additional amounts for capacity charges and actual purchases of energy that exceed the minimum energy commitments. Under these contracts, we do not recognize a lease liability or ROU asset for leases for which there are no fixed lease payments. Rather, these variable lease payments are recognized separately as variable lease costs. SDG&E estimates these variable lease payments to be $297 million in 2024, $296 million in 2025, $290 million in 2026, $289 million in 2027, $290 million in 2028 and $2.2 billion thereafter.
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
2023 Form 10-K | F-129

Classification of ROU assets and lease liabilities and the weighted-average remaining lease term and discount rate associated with operating and finance leases are summarized in the table below.

LESSEE INFORMATION ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	December 31,
	2023	2022	2023	2022	2023	2022
ROU assets:
Operating leases:
ROU assets	$723	$655	$368	$281	$29	$42

Finance leases:
PP&E	1,585	1,529	1,412	1,395	173	133
Accumulated depreciation	(246)	(186)	(179)	(140)	(66)	(46)
PP&E, net	1,339	1,343	1,233	1,255	107	87
Total ROU assets	$2,062	$1,998	$1,601	$1,536	$136	$129

Lease liabilities:
Operating leases:
Other current liabilities(1)	$70	$53	$50	$32	$10	$11
Deferred credits and other(2)	599	528	325	249	18	29
	669	581	375	281	28	40
Finance leases:
Current portion of long-term debt and finance leases	64	57	41	39	23	18
Long-term debt and finance leases	1,276	1,286	1,192	1,217	84	69
	1,340	1,343	1,233	1,256	107	87
Total lease liabilities	$2,009	$1,924	$1,608	$1,537	$135	$127

Weighted-average remaining lease term (in years):
Operating leases	13	14	10	11	3	4
Finance leases	15	16	16	17	6	6
Weighted-average discount rate:
Operating leases(3)	6.64%	6.21%	4.52%	4.06%	4.54%	1.80%
Finance leases	13.80%	14.04%	14.18%	14.35%	4.94%	4.14%
(1)    Includes $18 and $8 related to PPAs at December 31, 2023 and 2022, respectively, at both Sempra and SDG&E.
(2)    Includes $208 and $118 related to PPAs at December 31, 2023 and 2022, respectively, at both Sempra and SDG&E.
(3)    Weighted-average discount rate related to PPAs at December 31, 2023 and 2022 is 4.19% and 3.35%, respectively, at both Sempra and SDG&E. Weighted-average discount rate related to all other operating leases at December 31, 2023 and 2022 is 7.57% and 6.81%, respectively, at Sempra and 5.06% and 4.63%, respectively, at SDG&E.
2023 Form 10-K | F-130

The components of lease costs were as follows:

LESSEE INFORMATION ON THE CONSOLIDATED STATEMENTS OF OPERATIONS(1)
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	Years ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021

Operating lease costs(2)	$99	$83	$89	$53	$45	$32	$13	$18	$20

Finance lease costs:
Amortization of ROU assets(3)	60	48	39	40	33	27	20	15	12
Interest on lease liabilities	182	184	186	177	181	184	5	2	2
Total finance lease costs	242	232	225	217	214	211	25	17	14

Short-term lease costs(4)	9	3	7	8	2	1	—	—	—
Variable lease costs(4)	458	411	432	447	399	422	10	11	10
Total lease costs	$808	$729	$753	$725	$660	$666	$48	$46	$44
(1)    Includes costs capitalized in PP&E.
(2)    Includes $21, $10, and $1 related to PPAs in 2023, 2022 and 2021, respectively, at both Sempra and SDG&E.
(3)    Included in O&M, except for $29, $25 and $22 at Sempra and $28, $24 and $21 at SDG&E in 2023, 2022 and 2021, respectively, and $1 at SoCalGas in each of 2023, 2022 and 2021, which is included in Depreciation and Amortization Expense.
(4)    Short-term leases with variable lease costs are recorded and presented as variable lease costs.

Cash paid for amounts included in the measurement of lease liabilities and supplemental noncash information were as follows:

LESSEE INFORMATION ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	Years ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Operating activities:
Cash paid for operating leases	$85	$88	$78	$46	$45	$32	$13	$18	$20
Cash paid for finance leases	167	169	171	162	166	169	5	2	2
Financing activities:
Cash paid for finance leases	60	48	39	40	33	27	20	15	12
Increase in operating lease obligations for ROU assets	143	142	116	134	134	112	—	1	1
Increase in finance lease obligations for investment in PP&E	57	57	43	17	16	24	40	41	19

2023 Form 10-K | F-131

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities at December 31, 2023:

LESSEE MATURITY ANALYSIS OF LIABILITIES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Operating leases(1)	Finance leases	Operating leases(1)	Finance leases(2)	Operating leases	Finance leases
2024	$97	$225	$57	$198	$11	$27
2025	87	216	48	193	9	23
2026	85	213	48	193	8	20
2027	75	211	47	192	—	19
2028	69	204	42	190	—	14
Thereafter	587	1,930	201	1,911	—	19
Total undiscounted lease payments	1,000	2,999	443	2,877	28	122
Less: imputed interest	(331)	(1,659)	(68)	(1,644)	—	(15)
Total lease liabilities	669	1,340	375	1,233	28	107
Less: current lease liabilities	(70)	(64)	(50)	(41)	(10)	(23)
Long-term lease liabilities	$599	$1,276	$325	$1,192	$18	$84
(1)    Includes $27 in each of 2024 through 2028 and $143 thereafter related to PPAs.
(2)     Substantially all amounts are related to PPAs.
Leases That Have Not Yet Commenced
SDG&E has entered into six PPAs, of which SDG&E expects two will commence in 2024, three will commence in 2025, and one will commence in 2026. SDG&E expects the future minimum lease payments to be $30 million in 2024, $59 million in 2025, $80 million in 2026, $82 million in 2027, $81 million in 2028 and $828 million thereafter until expiration in 2041.
Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, LPG storage facilities, a rail facility and refined products terminals, which we account for as operating or sales-type leases. These leases expire at various dates from 2025 through 2042.
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
2023 Form 10-K | F-132

LESSOR INFORMATION
(Dollars in millions)
	December 31,
	2023	2022
Sempra – Assets subject to operating leases:
Property, plant and equipment:
Pipelines and storage	$1,304	$1,026
Refined products terminals	621	611
Other	77	76
Total	2,002	1,713
Accumulated depreciation	(539)	(330)
Property, plant and equipment, net	$1,463	$1,383

	December 31, 2023
Sempra – Maturity analysis of lease payments:	Operating leases	Sales-type leases
2024	$363	$17
2025	354	17
2026	298	9
2027	295	—
2028	293	—
Thereafter	2,802	—
Total undiscounted cash flows	$4,405	43
Less: present value of lease payments (recognized as lease receivable)(1)		(40)
Difference between undiscounted cash flows and discounted cash flows		$3
(1)     Includes $12 in Other Current Assets and $28 in Other Long-Term Assets on the Consolidated Balance Sheet.

LESSOR INFORMATION ON THE CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra – Sales-type leases:
Income recognized at lease commencement	$—	$—	$18
Interest income	6	8	4
Total revenues from sales-type leases(1)	$6	$8	$22

Sempra – Operating leases:
Fixed lease payments	$321	$290	$256
Variable lease payments	34	10	10
Total revenues from operating leases(1)	$355	$300	$266

Depreciation expense	$62	$54	$48
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
Sempra has various capacity agreements for natural gas storage and transportation that expire at various dates through 2059. Transportation costs on these agreements vary based on pipeline capacity.
2023 Form 10-K | F-133

Payments on our natural gas contracts could exceed the minimum commitment based on portfolio needs. At December 31, 2023, the future minimum payments under existing natural gas contracts and natural gas storage and transportation contracts are as follows:

FUTURE MINIMUM PAYMENTS
(Dollars in millions)
	Sempra			SoCalGas
	Storage and transportation	Natural gas(1)	Total(1)	Transportation	Natural gas	Total
2024	$229	$54	$283	$123	$28	$151
2025	205	41	246	101	35	136
2026	196	—	196	97	—	97
2027	177	—	177	81	—	81
2028	152	—	152	70	—	70
Thereafter	1,421	—	1,421	176	—	176
Total minimum payments	$2,380	$95	$2,475	$648	$63	$711
(1)    Excludes amounts related to the LNG purchase agreement that we discuss below.
Total payments under natural gas contracts and natural gas storage and transportation contracts as well as payments to meet additional portfolio needs at Sempra and SoCalGas were as follows:

PAYMENTS UNDER NATURAL GAS CONTRACTS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra	$4,030	$2,536	$1,691
SoCalGas	3,857	2,492	1,590
LNG Purchase Agreement
Sempra Infrastructure has an SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2024 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure.
At December 31, 2023, the following LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted as of December 31, 2023, under the agreement are delivered:

LNG COMMITMENT AMOUNTS
(Dollars in millions)
Sempra:
2024	$370
2025	670
2026	699
2027	704
2028	693
Thereafter	429
Total	$3,565

Actual LNG purchases were approximately $30 million in 2023, $108 million in 2022 and $27 million in 2021 due to the supplier electing to divert cargoes as allowed by the agreement.
2023 Form 10-K | F-134

PPAs Not Accounted for as Leases

Payments on SDG&E’s PPAs could exceed the minimum commitments based on energy needs. These PPAs expire on various dates through 2042. At December 31, 2023, the future minimum payments under long-term PPAs for Sempra and SDG&E are as follows:

FUTURE MINIMUM PAYMENTS(1)
(Dollars in millions)
2024	$148
2025	105
2026	121
2027	103
2028	101
Thereafter	830
Total minimum payments	$1,408
(1)    Excludes PPAs accounted for as operating leases and finance leases.

Payments on these contracts represent capacity charges and minimum energy and transmission purchases that exceed the minimum commitment. SDG&E is required to pay additional amounts for actual purchases of energy that exceed the minimum energy commitments. SDG&E estimates these variable payments to be $79 million in both 2024 and 2025, $80 million in each of 2026 through 2028 and $519 million thereafter. Total fixed and variable payments under PPAs not accounted for as leases for Sempra and SDG&E were $325 million in 2023, $297 million in 2022 and $267 million in 2021.
Construction and Development Projects
Our total contractual commitments on various capital projects in progress at December 31, 2023 are approximately $44 million, requiring future payments of $17 million in 2024, $6 million in 2025, $3 million in 2026, $1 million in 2027 and 2028 and $16 million thereafter. The following is a summary of contractual commitments and contingencies related to such projects.
SDG&E
At December 31, 2023, SDG&E has commitments to make future payments of $36 million for construction projects that include:
▪$21 million related to spent fuel management at SONGS; and
▪$15 million for infrastructure improvements for electric transmission and distribution systems.
SDG&E expects future payments under these contractual commitments to be $13 million in 2024, $4 million in 2025, $1 million in each of 2026 through 2028 and $16 million thereafter.
SoCalGas
At December 31, 2023, SoCalGas has commitments to make future payments of $8 million for an information technology software project. SoCalGas expects future payments under this contractual commitment to be $4 million in 2024, $2 million in each of 2025 and 2026.
OTHER COMMITMENTS
SDG&E
We discuss nuclear insurance and nuclear fuel disposal related to SONGS in Note 15.
Fire Mitigation Fund
In connection with the completion of the Sunrise Powerlink project in 2012, the CPUC required that SDG&E establish a fire mitigation fund to minimize the risk of fire as well as reduce the potential wildfire impact on residences and structures near the Sunrise Powerlink. The future payments for these contractual commitments, for which a liability has been recorded, are expected to be $4 million per year in 2024 through 2028 and $268 million thereafter, subject to escalation of 2% per year, ending in 2069. At December 31, 2023, the present value of these future payments of $124 million has been recorded as a regulatory asset as the amounts represent a cost that we expect will be recovered from customers in the future.
2023 Form 10-K | F-135

Franchise Agreements
In July 2021, SDG&E’s natural gas and electric franchise agreements for the City of San Diego went into effect. These franchise agreements provide SDG&E the opportunity to serve the City of San Diego for a period of 20 years, consisting of 10-year agreements that will automatically renew for an additional 10 years unless the City Council voids the automatic renewals. At December 31, 2023, SDG&E has commitments to make future principal and interest payments as consideration for the franchise agreements of $14 million in 2024, $15 million in 2025, $4 million in 2026, $2 million in each of 2027 and 2028 and $46 million thereafter. The consideration paid will not be recovered from customers and will be amortized over 20 years.
Other Sempra
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
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $55 million for Sempra, $18 million for SDG&E and $26 million for SoCalGas at December 31, 2023.
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
Other Environmental Issues
We generally capitalize the significant costs we incur to mitigate or prevent future environmental contamination or extend the life, increase the capacity, or improve the safety or efficiency of property used in current operations. The following table shows our capital expenditures (including construction work in progress) in order to comply with environmental laws and regulations:

CAPITAL EXPENDITURES FOR ENVIRONMENTAL ISSUES
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Sempra	$107	$87	$95
SDG&E	29	31	32
SoCalGas	78	56	63
We have not identified any significant environmental issues outside the U.S.
At SDG&E and SoCalGas, costs that relate to current operations or an existing condition caused by past operations are generally recorded as a regulatory asset due to the probability that these costs will be recovered in rates.
2023 Form 10-K | F-136

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
The table below shows the status at December 31, 2023 of SDG&E’s and SoCalGas’ manufactured-gas sites and the third-party waste-disposal sites for which we have been identified as a PRP:

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
The following table shows our accrued liabilities for environmental matters at December 31, 2023. Of the total liability, $10 million at SoCalGas is recorded on a discounted basis, with a weighted-average discount rate of 2.5%.

ACCRUED LIABILITIES FOR ENVIRONMENTAL MATTERS
(Dollars in millions)
	Sempra(1)(2)	SDG&E(1)	SoCalGas(2)
Manufactured-gas sites	$33	$—	$33
Waste disposal sites (PRP)(3)	8	5	3
Other hazardous waste sites	12	11	1
Total(4)	$53	$16	$37
(1)    Does not include SDG&E’s liability for SONGS marine environment mitigation.
(2)     Does not include SoCalGas’ liability for environmental matters for the Leak. We discuss matters related to the Leak above in “Legal Proceedings – SoCalGas – Aliso Canyon Natural Gas Storage Facility Gas Leak.”
(3)     Sites for which we have been identified as a PRP.
(4)    Includes $5 classified as current liabilities on both Sempra’s and SoCalGas’ Consolidated Balance Sheets and $48, $16 and $32 classified as noncurrent liabilities on Sempra’s, SDG&E’s and SoCalGas’ Consolidated Balance Sheets, respectively.

We expect future payments related to our environmental liabilities on an undiscounted basis to be $5 million in 2024, $9 million in 2025, $7 million in 2026, $1 million in 2027, $17 million in 2028 and $19 million thereafter.
In connection with the issuance of operating permits, SDG&E and the other owners of SONGS previously reached an agreement with the California Coastal Commission to mitigate the damage to the marine environment caused by the cooling-water discharge from SONGS during its operation. SONGS’ early retirement, described in Note 15, does not reduce SDG&E’s mitigation obligation. SDG&E’s share of the estimated mitigation costs is $144 million, of which $55 million has been incurred through December 31, 2023 and $89 million is accrued for remaining costs through 2059, which is recoverable in rates and included in noncurrent Regulatory Assets on Sempra’s and SDG&E’s Consolidated Balance Sheets.
2023 Form 10-K | F-137

NOTE 17. SEMPRA – SEGMENT INFORMATION
Sempra has three separately managed reportable segments, as follows:
▪Sempra California provides natural gas and electric service to Southern California and part of central California through Sempra’s wholly owned subsidiaries, SDG&E and SoCalGas.
▪Sempra Texas Utilities holds our investment in Oncor Holdings, which owns an 80.25% interest in Oncor, a regulated electric transmission and distribution utility serving customers in the north-central, eastern, western and panhandle regions of Texas; and our indirect 50% interest in Sharyland Holdings, which owns Sharyland Utilities, a regulated electric transmission utility serving customers near the Texas-Mexico border.
▪Sempra Infrastructure includes the operating companies of our subsidiary, SI Partners, as well as a holding company and certain services companies. Sempra Infrastructure develops, builds, operates and invests in energy infrastructure to help enable the energy transition in North American markets and globally. Sempra Infrastructure owns a 70% interest in SI Partners.
The cost of common services shared by the business segments is assigned directly or allocated based on various cost factors, depending on the nature of the service provided. Interest income and expense is recorded on intercompany loans. The loan balances and related interest are eliminated in consolidation.
The following tables show selected information by segment from our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. We provide information about our equity method investments by segment in Note 6. Amounts labeled as “All other” in the following tables consist primarily of activities of parent organizations.

SEGMENT INFORMATION
(Dollars in millions)
	December 31,
	2023	2022
ASSETS
Sempra California	$53,430	$48,696
Sempra Texas Utilities	14,392	13,781
Sempra Infrastructure	19,430	15,760
All other	967	1,376
Intersegment receivables	(1,038)	(1,039)
Total	$87,181	$78,574
GEOGRAPHIC INFORMATION
Long-lived assets(1):
United States	$62,324	$55,035
Mexico	9,145	8,423
Asia	1	1
Total	$71,470	$63,459
(1)Includes net PP&E and investments.
2023 Form 10-K | F-138

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
REVENUES
Sempra California	$13,761	$12,577	$10,926
Sempra Infrastructure	3,071	1,919	1,997
All other	1	1	5
Adjustments and eliminations	(1)	(1)	—
Intersegment revenues(1)	(112)	(57)	(71)
Total	$16,720	$14,439	$12,857
DEPRECIATION AND AMORTIZATION
Sempra California	$1,937	$1,743	$1,605
Sempra Infrastructure	281	268	239
All other	9	8	11
Total	$2,227	$2,019	$1,855
INTEREST INCOME
Sempra California	$24	$11	$2
Sempra Infrastructure	43	44	75
All other	23	20	3
Intercompany eliminations	(1)	—	(11)
Total	$89	$75	$69
INTEREST EXPENSE
Sempra California	$782	$647	$569
Sempra Texas Utilities	1	—	—
Sempra Infrastructure	129	104	205
All other	400	306	444
Intercompany eliminations	(3)	(3)	(20)
Total	$1,309	$1,054	$1,198
INCOME TAX (BENEFIT) EXPENSE
Sempra California	$(31)	$320	$(109)
Sempra Texas Utilities	1	—	—
Sempra Infrastructure	673	249	238
All other	(153)	(13)	(30)
Total	$490	$556	$99
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
Sempra California	$1,747	$1,514	$392
Sempra Texas Utilities	694	736	616
Sempra Infrastructure	877	310	682
All other	(288)	(466)	(436)
Total	$3,030	$2,094	$1,254
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
Sempra California	$4,560	$4,466	$4,204
Sempra Infrastructure	3,832	884	802
All other	5	7	9
Total	$8,397	$5,357	$5,015
GEOGRAPHIC REVENUES(2)
United States	$14,973	$13,015	$11,154
Mexico	1,747	1,424	1,703
Total	$16,720	$14,439	$12,857
(1)Revenues for reportable segments include intersegment revenues of $18 and $94 for 2023; $14 and $43 for 2022; and $16 and $55 for 2021 for Sempra California and Sempra Infrastructure, respectively.
(2)Amounts are based on where the revenue originated, after intercompany eliminations.

2023 Form 10-K | F-139

2023 Form 10-K | S-1

SEMPRA
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2023	2022	2021
Interest income	$31	$35	$11
Interest expense	(444)	(326)	(576)
Operating expenses	(101)	(92)	(92)
Other income (expense), net	31	(58)	20
Income tax benefit	134	111	190
Loss before equity in earnings of subsidiaries	(349)	(330)	(447)
Equity in earnings of subsidiaries, net of income taxes	3,423	2,468	1,764
Net income	3,074	2,138	1,317
Preferred dividends	(44)	(44)	(63)
Earnings	$3,030	$2,094	$1,254

Basic EPS:
Earnings	$4.81	$3.32	$2.01
Weighted-average common shares outstanding	630,296	630,318	623,510

Diluted EPS:
Earnings	$4.79	$3.31	$2.01
Weighted-average common shares outstanding	632,733	632,757	626,073
See Notes to Condensed Financial Information of Parent.
2023 Form 10-K | S-2

SEMPRA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2023, 2022 and 2021
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
2023:
Net income	$2,940	$134	$3,074
Other comprehensive income (loss):
Foreign currency translation adjustments	23	—	23
Financial instruments	57	(18)	39
Pension and other postretirement benefits	(39)	8	(31)
Total other comprehensive income	41	(10)	31
Comprehensive income	$2,981	$124	$3,105
2022:
Net income	$2,027	$111	$2,138
Other comprehensive income (loss):
Foreign currency translation adjustments	11	—	11
Financial instruments	221	(55)	166
Pension and other postretirement benefits	3	(6)	(3)
Total other comprehensive income	235	(61)	174
Comprehensive income	$2,262	$50	$2,312
2021:
Net income	$1,127	$190	$1,317
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	—	(6)
Financial instruments	191	(47)	144
Pension and other postretirement benefits	28	(6)	22
Total other comprehensive income	213	(53)	160
Comprehensive income	$1,340	$137	$1,477
See Notes to Condensed Financial Information of Parent.
2023 Form 10-K | S-3

SEMPRA
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$3	$219
Restricted cash	2	1
Due from affiliates	105	102
Income taxes receivable, net	—	104
Other current assets	11	17
Total current assets	121	443

Investments in subsidiaries	38,499	35,209
Due from affiliates	18	20
Deferred income taxes	429	233
Other long-term assets	1,095	1,050
Total assets	$40,162	$36,955

Liabilities and shareholders’ equity:
Short-term debt	$365	$454
Due to affiliates	235	226
Other current liabilities	819	566
Total current liabilities	1,419	1,246

Long-term debt	8,461	7,215
Due to affiliates	988	776
Other long-term liabilities	619	603

Commitments and contingencies (Note 4)

Shareholders’ equity	28,675	27,115
Total liabilities and shareholders’ equity	$40,162	$36,955
See Notes to Condensed Financial Information of Parent.
2023 Form 10-K | S-4

SEMPRA
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$1,576	$775	$(255)

Expenditures for property, plant and equipment	(5)	(7)	(8)
Proceeds from sale of assets	2	—	—
Capital contributions to investees	(1,749)	(661)	(1,005)
Disbursement for note receivable	—	—	(305)
Distributions from investments	108	—	1,552
Purchases of trust assets	(78)	(114)	—
Proceeds from sales of trust assets	69	123	—
Increase in loans to affiliates, net	(90)	(92)	(20)
Other	(1)	(3)	—
Net cash (used in) provided by investing activities	(1,744)	(754)	214

Common dividends paid	(1,483)	(1,430)	(1,331)
Preferred dividends paid	(44)	(44)	(99)
Issuances of common stock, net	145	4	5
Repurchases of common stock	(32)	(478)	(339)
Issuances of debt (maturities greater than 90 days)	1,918	1,569	990
Payments on debt (maturities greater than 90 days)	(672)	(322)	(3,200)
(Decrease) increase in short-term debt	(89)	(785)	1,240
Increase (decrease) in loans from affiliates, net	220	(226)	1,092
Purchases of noncontrolling interests	—	—	(217)
Proceeds from sale of noncontrolling interests	—	1,732	1,846
Make-whole premiums related to early redemptions of debt	—	—	(121)
Other	(10)	(8)	(2)
Net cash (used in) provided by financing activities	(47)	12	(136)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)	(1)

(Decrease) increase in cash, cash equivalents and restricted cash	(215)	32	(178)
Cash, cash equivalents and restricted cash, January 1	220	188	366
Cash, cash equivalents and restricted cash, December 31	$5	$220	$188

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in exchange for NCI and related AOCI	$—	$—	$1,373
Conversion of mandatory convertible preferred stock	—	—	2,258
Preferred dividends declared but not paid	11	11	11
Common dividends declared but not paid	376	360	349
Equitization of amounts due from affiliates	92	93	4,351
Interest capitalized to note receivable from unconsolidated affiliates	16	18	—
See Notes to Condensed Financial Information of Parent.
2023 Form 10-K | S-5

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

NOTE 1. BASIS OF PRESENTATION
The condensed financial information of Sempra has been prepared in accordance with SEC Regulation S-X Rule 5-04 and Rule 12-04. We apply the same accounting policies as in the consolidated financial statements of Sempra, except that Sempra accounts for the earnings of its subsidiaries under the equity method in this unconsolidated financial information. This financial information should be read in conjunction with Sempra’s consolidated financial statements and the accompanying notes thereto included in this Form 10-K.
Sempra received cash dividends from its subsidiaries totaling $1,900 million, $832 million and $375 million in 2023, 2022 and 2021, respectively.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe in Note 2 of the Notes to Consolidated Financial Statements recent pronouncements that have had or may have a significant effect on Sempra’s results of operations, financial condition, cash flows or disclosures.

NOTE 3. DEBT AND CREDIT FACILITY
SHORT-TERM DEBT
Committed Line of Credit
At December 31, 2023, Sempra had capacity of $4,000 million under a committed line of credit, which provides liquidity and supports its commercial paper program, with available unused credit of $3,634 million before reductions of any unamortized discounts.
The principal terms of Sempra’s committed line of credit include the following:
▪The facility has a syndicate of 23 lenders. No single lender has greater than a 6% share in the facility.
▪The facility provides for the issuance of $200 million of letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra has the right to increase its letter of credit commitment to up to $500 million. No letters of credit were outstanding at December 31, 2023.
▪Borrowings bear interest at a benchmark rate plus a margin that varies with Sempra’s credit rating.
▪Sempra must maintain a ratio of indebtedness to total capitalization (as defined in its credit facility) of no more than 65% at the end of each quarter. At December 31, 2023, Sempra was in compliance with this ratio under its credit facility.
2023 Form 10-K | S-6

LONG-TERM DEBT
The following table shows the detail and maturities of uncollateralized long-term debt outstanding.

LONG-TERM DEBT
(Dollars in millions)
	December 31,
	2023	2022
3.3% Notes April 1, 2025	$750	$750
5.40% Notes August 1, 2026	550	—
3.25% Notes June 15, 2027	750	750
3.4% Notes February 1, 2028	1,000	1,000
3.7% Notes April 1, 2029	500	500
5.50% Notes August 1, 2033	700	—
3.8% Notes February 1, 2038	1,000	1,000
6% Notes October 15, 2039	750	750
4% Notes February 1, 2048	800	800
4.125% Junior Subordinated Notes April 1, 2052(1)	1,000	1,000
5.75% Junior Subordinated Notes July 1, 2079(1)	758	758
	8,558	7,308
Unamortized discount on long-term debt	(29)	(28)
Unamortized debt issuance costs	(68)	(65)
Total long-term debt	$8,461	$7,215
(1)    Callable long-term debt not subject to make-whole provisions.

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
At December 31, 2023, scheduled maturities of Sempra’s long-term debt are $750 million in 2025, $550 million in 2026, $750 million in 2027, $1.0 billion in 2028 and $5.5 billion thereafter.
Additional information on Sempra’s short-term and long-term debt is provided in Note 7 of the Notes to Consolidated Financial Statements.

NOTE 4. COMMITMENTS AND CONTINGENCIES
At December 31, 2023, Sempra has an operating lease commitment related to its corporate headquarters building of approximately $228 million. Sempra expects payments for its operating lease to be $12 million in each of 2024 through 2026, $13 million in each of 2027 and 2028 and $166 million thereafter.
For other contingencies and guarantees related to Sempra, refer to Notes 6 and 16 of the Notes to Consolidated Financial Statements.
2023 Form 10-K | S-7