Form 10-Q
period 2024-03-31
SEMPRA; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2024-05-07
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		March 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
555 West 5th Street
Los Angeles, California 90013
(213) 244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
SEMPRA:
Common Stock, without par value	SRE	New York Stock Exchange(1)

5.75% Junior Subordinated Notes Due 2079, $25 par value	SREA	New York Stock Exchange

SAN DIEGO GAS & ELECTRIC COMPANY:
None

SOUTHERN CALIFORNIA GAS COMPANY:
None
(1)     Sempra’s common shares are also registered with the National Securities Registry of the CNBV in Mexico. The registration of Sempra’s common shares with the National Securities Registry does not imply certification regarding the investment quality of the securities, the solvency of the issuer or the accuracy or completeness of the information included in the quarterly report, nor does it confirm acts that may have been performed in contravention of the law. This quarterly report has been filed in Mexico in accordance with the general provisions applicable to issuers and other securities market participants.

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
☐

Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding as of April 30, 2024:

Sempra	632,845,743 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra

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
You should read this report in its entirety as it pertains to each respective Registrant. No one section of the report deals with all aspects of the subject matter. A separate Part I – Item 1 is provided for each Registrant, except for the Notes to Condensed Consolidated Financial Statements, which are combined for all the Registrants. All Items other than Part I – Item 1 are combined for the three Registrants.
None of the website references in this report are active hyperlinks, and the information contained on or that can be accessed through any such website is not and shall not be deemed to be part of or incorporated by reference in this report or any other document that we file with or furnish to the SEC.

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
amparo	an extraordinary constitutional appeal governed by Articles 103 and 107 of the Mexican Constitution and filed in Mexican federal court
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
AOCI	accumulated other comprehensive income (loss)
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASU	Accounting Standards Update
Bcf	billion cubic feet
bps	basis points
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CCA	Community Choice Aggregation
CCM	cost of capital adjustment mechanism
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
CNBV	Comisión Nacional Bancaria y de Valores (Mexico’s National Banking and Securities Commission)
CODM	chief operating decision maker as defined in Accounting Standards Codification 280
ConocoPhillips	ConocoPhillips Company
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EPC	engineering, procurement and construction
EPS	earnings per common share
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HOA	Heads of Agreement
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IMG	Infraestructura Marina del Golfo
INEOS	INEOS Energy Trading Limited, a subsidiary of INEOS Limited
IOU	investor-owned utility
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service

GLOSSARY (CONTINUED)

ISO	Independent System Operator
ITC	investment tax credit
JV	joint venture
KKR Denali	KKR Denali Holdco LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
KKR Pinnacle	KKR Pinnacle Investor L.P. (as successor-in-interest to KKR Pinnacle Aggregator L.P.), an affiliate of Kohlberg Kravis Roberts & Co. L.P.
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
ORLEN	Polski Koncern Naftowy Orlen S.A.
Other Sempra	All Sempra consolidated entities, except for SDG&E and SoCalGas
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PBOP	postretirement benefits other than pension
Port Arthur LNG	Port Arthur LNG, LLC, an indirect subsidiary of SI Partners that owns the PA LNG Phase 1 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PUCT	Public Utility Commission of Texas
RBS Sempra Commodities	RBS Sempra Commodities LLP
Registrants	has the meaning set forth in Rule 12b-2 under the Exchange Act and consists of Sempra, SDG&E and SoCalGas for purposes of this report
ROE	return on equity
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	Sempra’s 6% mandatory convertible preferred stock, series A
series B preferred stock	Sempra’s 6.75% mandatory convertible preferred stock, series B
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate

GLOSSARY (CONTINUED)

SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement
Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG Norte	TAG Norte Holding, S. de R.L. de C.V.
TAG Pipelines	TAG Pipelines Norte, S. de R.L. de C.V.
TCEQ	Texas Commission on Environmental Quality
TdM	Termoeléctrica de Mexicali
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
U.S. GAAP	generally accepted accounting principles in the United States of America
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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
Forward-looking statements can be identified by words such as “believe,” “expect,” “intend,” “anticipate,” “contemplate,” “plan,” “estimate,” “project,” “forecast,” “envision,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “construct,” “develop,” “opportunity,” “preliminary,” “initiative,” “target,” “outlook,” “optimistic,” “poised,” “positioned,” “maintain,” “continue,” “progress,” “advance,” “goal,” “aim,” “commit,” or similar expressions, or when we discuss our guidance, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:
▪California wildfires, including potential liability for damages regardless of fault and any inability to recover all or a substantial portion of costs from insurance, the Wildfire Fund, rates from customers or a combination thereof
▪decisions, investigations, inquiries, regulations, denials or revocations of permits, consents, approvals or other authorizations, renewals of franchises, and other actions, including the failure to honor contracts and commitments, by the (i) CPUC, CRE, DOE, FERC, PUCT, IRS and other regulatory bodies and (ii) U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries where we do business
▪the success of business development efforts, construction projects, acquisitions, divestitures, and other significant transactions, including risks related to (i) being able to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) realizing anticipated benefits from any of these efforts if completed, (iv) obtaining third-party consents and approvals and (v) third parties honoring their contracts and commitments
▪macroeconomic trends or other factors that could change our capital expenditure plans and their potential impact on rate base or other growth
▪litigation, arbitrations, property disputes and other proceedings, and changes to laws and regulations, including those related to tax and trade policy and the energy industry in Mexico
▪cybersecurity threats, including by state and state-sponsored actors, of ransomware or other attacks on our systems or the systems of third parties with which we conduct business, including the energy grid or other energy infrastructure
▪the availability, uses, sufficiency, and cost of capital resources and our ability to borrow money or otherwise raise capital on favorable terms and meet our obligations, including due to (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook, (ii) instability in the capital markets, or (iii) rising interest rates and inflation
▪the impact on affordability of SDG&E’s and SoCalGas’ customer rates and their cost of capital and on SDG&E’s, SoCalGas’ and Sempra Infrastructure’s ability to pass through higher costs to customers due to (i) volatility in inflation, interest rates and commodity prices, (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of meeting the demand for lower carbon and reliable energy in California, and (iii) with respect to Sempra Infrastructure’s business, volatility in foreign currency exchange rates
▪the impact of climate and sustainability policies, laws, rules, regulations, trends and required disclosures, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies, the risk of nonrecovery for stranded assets, and uncertainty related to emerging technologies
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events, such as work stoppages, that disrupt our operations, damage our facilities or systems, cause the release of harmful materials or fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms or insurance or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power, natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid, pipeline system or limitations on the withdrawal of natural gas from storage facilities
▪Oncor’s ability to reduce or eliminate its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪other uncertainties, some of which are difficult to predict and beyond our control

We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2024	2023
	(unaudited)
REVENUES
Utilities:
Natural gas	$2,109	$4,412
Electric	1,056	1,027
Energy-related businesses	475	1,121
Total revenues	3,640	6,560

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(554)	(2,683)
Cost of electric fuel and purchased power	(89)	(114)
Energy-related businesses cost of sales	(109)	(193)
Operation and maintenance	(1,212)	(1,209)
Depreciation and amortization	(594)	(539)
Franchise fees and other taxes	(184)	(192)
Other income, net	99	41
Interest income	13	24
Interest expense	(305)	(366)
Income before income taxes and equity earnings	705	1,329
Income tax expense	(172)	(376)
Equity earnings	348	219
Net income	881	1,172
Earnings attributable to noncontrolling interests	(69)	(192)
Preferred dividends	(11)	(11)
Earnings attributable to common shares	$801	$969

Basic EPS:
Earnings	$1.27	$1.54
Weighted-average common shares outstanding	632,821	629,838

Diluted EPS:
Earnings	$1.26	$1.53
Weighted-average common shares outstanding	635,354	632,248
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended March 31, 2024 and 2023
2024:
Net income	$984	$(172)	$812	$69	$881
Other comprehensive income (loss):
Foreign currency translation adjustments	3	—	3	1	4
Financial instruments	43	(4)	39	114	153
Pension and other postretirement benefits	5	(1)	4	—	4
Total other comprehensive income	51	(5)	46	115	161
Comprehensive income	$1,035	$(177)	$858	$184	$1,042
2023:
Net income	$1,356	$(376)	$980	$192	$1,172
Other comprehensive income (loss):
Foreign currency translation adjustments	10	—	10	4	14
Financial instruments	(61)	16	(45)	(50)	(95)
Pension and other postretirement benefits	(12)	—	(12)	—	(12)
Total other comprehensive loss	(63)	16	(47)	(46)	(93)
Comprehensive income	$1,293	$(360)	$933	$146	$1,079
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2024	2023(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$606	$236
Restricted cash	121	49
Accounts receivable – trade, net	2,075	2,151
Accounts receivable – other, net	552	561
Due from unconsolidated affiliates	46	31
Income taxes receivable	79	94
Inventories	458	482
Prepaid expenses	286	273
Regulatory assets	52	226
Fixed-price contracts and other derivatives	124	122
Greenhouse gas allowances	1,176	1,189
Other current assets	65	56
Total current assets	5,640	5,470

Other assets:
Restricted cash	107	104
Regulatory assets	3,982	3,771
Greenhouse gas allowances	532	301
Nuclear decommissioning trusts	886	872
Dedicated assets in support of certain benefit plans	559	549
Deferred income taxes	134	129
Right-of-use assets – operating leases	715	723
Investment in Oncor Holdings	14,545	14,266
Other investments	2,235	2,244
Goodwill	1,602	1,602
Other intangible assets	311	318
Wildfire fund	262	269
Other long-term assets	1,776	1,603
Total other assets	27,646	26,751

Property, plant and equipment:
Property, plant and equipment	74,226	72,495
Less accumulated depreciation and amortization	(17,908)	(17,535)
Property, plant and equipment, net	56,318	54,960
Total assets	$89,604	$87,181
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2024	2023(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,659	$2,342
Accounts payable – trade	1,955	2,211
Accounts payable – other	234	224
Due to unconsolidated affiliates	—	5
Dividends and interest payable	737	691
Accrued compensation and benefits	376	526
Regulatory liabilities	952	553
Current portion of long-term debt and finance leases	593	975
Greenhouse gas obligations	1,176	1,189
Other current liabilities	1,382	1,374
Total current liabilities	9,064	10,090

Long-term debt and finance leases	29,519	27,759

Deferred credits and other liabilities:
Due to unconsolidated affiliates	298	307
Regulatory liabilities	3,887	3,739
Greenhouse gas obligations	146	—
Pension and other postretirement benefit plan obligations, net of plan assets	431	407
Deferred income taxes	5,588	5,254
Asset retirement obligations	3,663	3,642
Deferred credits and other	2,347	2,329
Total deferred credits and other liabilities	16,360	15,678

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50,000,000 shares authorized):
Preferred stock, series C (900,000 shares outstanding)	889	889
Common stock (1,125,000,000 shares authorized; 632,606,408 and 631,431,732 shares outstanding at March 31, 2024 and December 31, 2023, respectively; no par value)	12,209	12,204
Retained earnings	16,141	15,732
Accumulated other comprehensive income (loss)	(104)	(150)
Total Sempra shareholders’ equity	29,135	28,675
Preferred stock of subsidiary	20	20
Other noncontrolling interests	5,506	4,959
Total equity	34,661	33,654
Total liabilities and equity	$89,604	$87,181
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$881	$1,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	594	539
Deferred income taxes and investment tax credits	137	253
Equity earnings	(348)	(219)
Share-based compensation expense	21	17
Fixed-price contracts and other derivatives	16	(374)
Bad debt expense	42	114
Other	7	27
Net change in working capital components	319	451
Distributions from investments	232	199
Changes in other noncurrent assets and liabilities, net	(50)	(199)
Net cash provided by operating activities	1,851	1,980

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,933)	(1,830)
Expenditures for investments	(193)	(85)
Purchases of nuclear decommissioning and other trust assets	(197)	(181)
Proceeds from sales of nuclear decommissioning and other trust assets	217	199
Other	(1)	2
Net cash used in investing activities	(2,107)	(1,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(362)	(360)
Issuances of common stock	10	—
Repurchases of common stock	(40)	(31)
Issuances of debt (maturities greater than 90 days)	2,044	1,986
Payments on debt (maturities greater than 90 days) and finance leases	(846)	(1,803)
(Decrease) increase in short-term debt, net	(498)	168
Advances from unconsolidated affiliates	45	14
Proceeds from sale of noncontrolling interests	—	265
Distributions to noncontrolling interests	(111)	(43)
Contributions from noncontrolling interests	474	97
Settlement of cross-currency swaps	—	(99)
Other	(16)	(43)
Net cash provided by financing activities	700	151

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	5

Increase in cash, cash equivalents and restricted cash	445	241
Cash, cash equivalents and restricted cash, January 1	389	462
Cash, cash equivalents and restricted cash, March 31	$834	$703
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2024	2023
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$274	$305
Income tax payments, net of refunds	25	50

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Repayments of advances from unconsolidated affiliate in lieu of distributions	$62	$—
Accrued capital expenditures	915	1,171
Increase in finance lease obligations for investment in PP&E	7	17
Preferred dividends declared but not paid	11	11
Common dividends issued in stock	14	—
Common dividends declared but not paid	392	374
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended March 31, 2024
Balance at December 31, 2023	$889	$12,204	$15,732	$(150)	$28,675	$4,979	$33,654

Net income			812		812	69	881
Other comprehensive income				46	46	115	161

Share-based compensation expense		21			21		21
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($0.62/share)			(392)		(392)		(392)
Issuances of common stock		24			24		24
Repurchases of common stock		(40)			(40)		(40)
Noncontrolling interest activities:
Contributions						474	474
Distributions						(111)	(111)
Balance at March 31, 2024	$889	$12,209	$16,141	$(104)	$29,135	$5,526	$34,661

	Three months ended March 31, 2023
Balance at December 31, 2022	$889	$12,160	$14,201	$(135)	$27,115	$2,141	$29,256

Net income			980		980	192	1,172
Other comprehensive loss				(47)	(47)	(46)	(93)

Share-based compensation expense		17			17		17
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($0.60/share)			(374)		(374)		(374)
Repurchases of common stock		(31)			(31)		(31)
Noncontrolling interest activities:
Contributions						97	97
Distributions						(43)	(43)
Sale		18			18	237	255
Balance at March 31, 2023	$889	$12,164	$14,796	$(182)	$27,667	$2,578	$30,245
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2024	2023
	(unaudited)
Operating revenues:
Electric	$1,060	$1,031
Natural gas	319	622
Total operating revenues	1,379	1,653
Operating expenses:
Cost of electric fuel and purchased power	107	135
Cost of natural gas	102	379
Operation and maintenance	411	427
Depreciation and amortization	298	262
Franchise fees and other taxes	104	96
Total operating expenses	1,022	1,299
Operating income	357	354
Other income, net	33	28
Interest income	1	1
Interest expense	(128)	(118)
Income before income taxes	263	265
Income tax expense	(40)	(7)
Net income/Earnings attributable to common shares	$223	$258
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2024 and 2023
2024:
Net income/Comprehensive income	$263	$(40)	$223
2023:
Net income/Comprehensive income	$265	$(7)	$258
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2024	2023(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$293	$50
Accounts receivable – trade, net	818	870
Accounts receivable – other, net	170	141
Income taxes receivable, net	221	236
Inventories	154	153
Prepaid expenses	149	165
Regulatory assets	26	19
Greenhouse gas allowances	158	158
Other current assets	17	31
Total current assets	2,006	1,823

Other assets:
Regulatory assets	1,906	1,968
Greenhouse gas allowances	225	202
Nuclear decommissioning trusts	886	872
Right-of-use assets – operating leases	367	368
Wildfire fund	262	269
Other long-term assets	142	134
Total other assets	3,788	3,813

Property, plant and equipment:
Property, plant and equipment	31,435	30,918
Less accumulated depreciation and amortization	(7,555)	(7,369)
Property, plant and equipment, net	23,880	23,549
Total assets	$29,674	$29,185
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2024	2023(1)
	(unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$689	$808
Due to unconsolidated affiliates	93	73
Interest payable	101	81
Accrued compensation and benefits	91	145
Accrued franchise fees	76	112
Regulatory liabilities	369	447
Current portion of long-term debt and finance leases	40	441
Greenhouse gas obligations	158	158
Asset retirement obligations	115	116
Other current liabilities	359	216
Total current liabilities	2,091	2,597

Long-term debt and finance leases	10,034	9,453

Deferred credits and other liabilities:
Regulatory liabilities	2,615	2,534
Greenhouse gas obligations	29	—
Pension obligation, net of plan assets	86	79
Deferred income taxes	2,943	2,873
Asset retirement obligations	776	778
Deferred credits and other	975	969
Total deferred credits and other liabilities	7,424	7,233

Commitments and contingencies (Note 11)

Shareholder's equity:
Preferred stock (45,000,000 shares authorized; none issued)	—	—
Common stock (255,000,000 shares authorized; 116,583,358 shares outstanding; no par value)	1,660	1,660
Retained earnings	8,473	8,250
Accumulated other comprehensive income (loss)	(8)	(8)
Total shareholder’s equity	10,125	9,902
Total liabilities and shareholder's equity	$29,674	$29,185
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$223	$258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	298	262
Deferred income taxes and investment tax credits	25	(11)
Bad debt expense	6	37
Other	(5)	(11)
Net change in working capital components	(1)	(51)
Changes in noncurrent assets and liabilities, net	130	(112)
Net cash provided by operating activities	676	372

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(624)	(624)
Purchases of nuclear decommissioning trust assets	(168)	(145)
Proceeds from sales of nuclear decommissioning trust assets	181	156
Net cash used in investing activities	(611)	(613)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	594	792
Payments on debt (maturities greater than 90 days) and finance leases	(411)	(9)
Decrease in short-term debt, net	—	(205)
Debt issuance costs	(5)	(8)
Net cash provided by financing activities	178	570

Increase in cash and cash equivalents	243	329
Cash and cash equivalents, January 1	50	7
Cash and cash equivalents, March 31	$293	$336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$107	$94

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$182	$186
Increase in finance lease obligations for investment in PP&E	2	2
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
	(unaudited)
	Three months ended March 31, 2024
Balance at December 31, 2023	$1,660	$8,250	$(8)	$9,902

Net income		223		223

Balance at March 31, 2024	$1,660	$8,473	$(8)	$10,125

	Three months ended March 31, 2023
Balance at December 31, 2022	$1,660	$7,414	$(7)	$9,067

Net income		258		258

Balance at March 31, 2023	$1,660	7,672	$(7)	$9,325
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2024	2023
	(unaudited)

Operating revenues	$1,805	$3,794
Operating expenses:
Cost of natural gas	465	2,347
Operation and maintenance	613	625
Depreciation and amortization	223	206
Franchise fees and other taxes	74	89
Total operating expenses	1,375	3,267
Operating income	430	527
Other income (expense), net	47	(8)
Interest income	2	4
Interest expense	(77)	(69)
Income before income taxes	402	454
Income tax expense	(43)	(94)
Net income/Earnings attributable to common shares	$359	$360
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2024 and 2023
2024:
Net income	$402	$(43)	$359
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$403	$(43)	$360
2023:
Net income	$454	$(94)	$360
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$455	$(94)	$361
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2024	2023(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54	$2
Accounts receivable – trade, net	995	985
Accounts receivable – other, net	83	102
Due from unconsolidated affiliates	45	22
Inventories	265	277
Regulatory assets	24	204
Greenhouse gas allowances	936	950
Other current assets	115	100
Total current assets	2,517	2,642

Other assets:
Regulatory assets	1,988	1,715
Greenhouse gas allowances	250	62
Right-of-use assets – operating leases	25	29
Other long-term assets	666	645
Total other assets	2,929	2,451

Property, plant and equipment:
Property, plant and equipment	27,405	27,025
Less accumulated depreciation and amortization	(7,969)	(7,852)
Property, plant and equipment, net	19,436	19,173
Total assets	$24,882	$24,266
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2024	2023(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$143	$946
Accounts payable – trade	676	811
Accounts payable – other	176	184
Due to unconsolidated affiliates	33	38
Accrued compensation and benefits	162	213
Regulatory liabilities	580	103
Current portion of long-term debt and finance leases	523	523
Greenhouse gas obligations	936	950
Asset retirement obligations	77	73
Other current liabilities	475	566
Total current liabilities	3,781	4,407

Long-term debt and finance leases	6,780	6,288

Deferred credits and other liabilities:
Regulatory liabilities	1,269	1,202
Greenhouse gas obligations	106	—
Pension obligation, net of plan assets	245	231
Deferred income taxes	1,770	1,586
Asset retirement obligations	2,796	2,774
Deferred credits and other	365	368
Total deferred credits and other liabilities	6,551	6,161

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11,000,000 shares authorized; 862,043 shares outstanding)	22	22
Common stock (100,000,000 shares authorized; 91,300,000 shares outstanding; no par value)	2,316	2,316
Retained earnings	5,454	5,095
Accumulated other comprehensive income (loss)	(22)	(23)
Total shareholders’ equity	7,770	7,410
Total liabilities and shareholders’ equity	$24,882	$24,266
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$359	$360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223	206
Deferred income taxes and investment tax credits	40	86
Bad debt expense	26	77
Other	(4)	—
Net change in working capital components	405	(244)
Changes in noncurrent assets and liabilities, net	(162)	(159)
Net cash provided by operating activities	887	326

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(519)	(458)
Net cash used in investing activities	(519)	(458)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	497	—
Payments on finance leases	(6)	(5)
(Decrease) increase in short-term debt, net	(803)	123
Debt issuance costs	(4)	—
Net cash (used in) provided by financing activities	(316)	118

Increase (decrease) in cash and cash equivalents	52	(14)
Cash and cash equivalents, January 1	2	21
Cash and cash equivalents, March 31	$54	$7

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$52	$65

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$204	$219
Increase in finance lease obligations for investment in PP&E	5	15
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended March 31, 2024
Balance at December 31, 2023	$22	$2,316	$5,095	$(23)	$7,410

Net income			359		359
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at March 31, 2024	$22	$2,316	$5,454	$(22)	$7,770

	Three months ended March 31, 2023
Balance at December 31, 2022	$22	$2,316	$4,384	$(24)	$6,698

Net income			360		360
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at March 31, 2023	$22	$2,316	$4,744	$(23)	$7,059
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
Sempra has three separate reportable segments, which we describe in Note 12. In the fourth quarter of 2023, Sempra realigned its reportable segments to reflect changes in how the CODM oversees our three platforms: Sempra California, Sempra Texas Utilities and Sempra Infrastructure. Our former SDG&E and SoCalGas reportable segments were combined into one operating and reportable segment, Sempra California, which is consistent with how the CODM assesses performance due to the similarities of their operations, including geographic location and regulatory framework in California. Sempra’s historical segment disclosures have been restated to conform with the current presentation, so that all discussions reflect the revised segment information of its three reportable segments. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
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
BASIS OF PRESENTATION
This is a combined report of Sempra, SDG&E and SoCalGas. We provide separate information for SDG&E and SoCalGas as required. We have eliminated intercompany accounts and transactions within the condensed consolidated financial statements of each Registrant.
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after March 31, 2024 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.
All December 31, 2023 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2023 Consolidated Financial Statements in the Annual Report. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the interim period reporting provisions of U.S. GAAP and the SEC.
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

SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at March 31, 2024 and December 31, 2023. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,159 million and $1,166 million at March 31, 2024 and December 31, 2023, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Other Sempra
Oncor Holdings
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $14,545 million and $14,266 million at March 31, 2024 and December 31, 2023, respectively.
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $1,025 million at March 31, 2024 and $1,008 million at December 31, 2023. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 5.
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
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $1,638 million and $1,580 million of assets at March 31, 2024 and December 31, 2023, respectively, consisting primarily of PP&E, net, attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $1,087 million and $1,029 million of liabilities at March 31, 2024 and December 31, 2023, respectively, consisting primarily of long-term debt, accounts payable and short-term debt attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 6, IEnova and TotalEnergies SE have provided guarantees for 83.4% and 16.6%, respectively, of the loan facility supporting construction of the liquefaction facility.

Port Arthur LNG
Port Arthur LNG is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that Port Arthur LNG will require future capital contributions or other financial support to finance the construction of the PA LNG Phase 1 project. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate Port Arthur LNG. Sempra consolidated $4,605 million and $3,927 million of assets at March 31, 2024 and December 31, 2023, respectively, consisting primarily of PP&E, net, and other long-term assets attributable to Port Arthur LNG that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $582 million and $600 million of liabilities at March 31, 2024 and December 31, 2023, respectively, consisting primarily of accounts payable and long-term debt attributable to Port Arthur LNG for which creditors do not have recourse to the general credit of Sempra.

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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	March 31, 2024	December 31, 2023
Sempra:
Cash and cash equivalents	$606	$236
Restricted cash, current	121	49
Restricted cash, noncurrent	107	104
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$834	$389

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
The implementation of customer assistance programs and higher 2023 winter season customer billings have resulted in certain SDG&E and SoCalGas customers exhibiting slower payment and higher levels of nonpayment than has been the case historically. In January 2024, the CPUC directed SDG&E and SoCalGas to offer long-term repayment plans to eligible residential customers with past-due balances until October 2026.
SDG&E and SoCalGas have regulatory mechanisms to recover credit losses and thus record changes in the allowances for credit losses related to Accounts Receivable – Trade that are probable of recovery in regulatory accounts. We discuss regulatory accounts in Note 4 below and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Changes in allowances for credit losses for trade receivables and other receivables are as follows:

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2024	2023
Sempra:
Allowances for credit losses at January 1	$533	$181
Provisions for expected credit losses	42	117
Write-offs	(50)	(20)
Allowances for credit losses at March 31	$525	$278
SDG&E:
Allowances for credit losses at January 1	$144	$78
Provisions for expected credit losses	6	38
Write-offs	(17)	(11)
Allowances for credit losses at March 31	$133	$105
SoCalGas:
Allowances for credit losses at January 1	$331	$98
Provisions for expected credit losses	26	77
Write-offs	(33)	(9)
Allowances for credit losses at March 31	$324	$166

Allowances for credit losses related to trade receivables and other receivables are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	March 31,	December 31,
	2024	2023
Sempra:
Accounts receivable – trade, net	$457	$480
Accounts receivable – other, net	57	52
Other long-term assets	11	1
Total allowances for credit losses	$525	$533
SDG&E:
Accounts receivable – trade, net	$97	$116
Accounts receivable – other, net	28	27
Other long-term assets	8	1
Total allowances for credit losses	$133	$144
SoCalGas:
Accounts receivable – trade, net	$292	$306
Accounts receivable – other, net	29	25
Other long-term assets	3	—
Total allowances for credit losses	$324	$331
As we discuss below in “Note Receivable,” we have an interest-bearing promissory note due from KKR Pinnacle. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on this note receivable, including compounded interest and unamortized transaction costs, based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At both March 31, 2024 and December 31, 2023, $6 million of expected credit losses are included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheets.
As we discuss in Note 5, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on this off-balance sheet arrangement based on external credit ratings, published default rate studies and the maturity date of the arrangement. At both March 31, 2024 and December 31, 2023, $5 million of expected credit losses are included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheets.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at the Registrants in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	March 31, 2024	December 31, 2023
Sempra:
Tax sharing arrangement with Oncor Holdings	$41	$25
Various affiliates	5	6
Total due from unconsolidated affiliates – current	$46	$31

TAG Pipelines – 5.5% Note due January 9, 2024(1)	$—	$(5)
Total due to unconsolidated affiliates – current	$—	$(5)

TAG Pipelines(1):
5.5% Note due January 14, 2025	$—	$(24)
5.5% Note due July 16, 2025	—	(23)
5.5% Note due January 14, 2026	(8)	(20)
5.5% Note due July 14, 2026	(12)	(11)
5.5% Note due January 19, 2027	(15)	(14)
5.5% Note due July 21, 2027	(18)	(17)
5.5% Note due January 19, 2028	(45)	—
TAG Norte – 5.74% Note due December 17, 2029(1)	(200)	(198)
Total due to unconsolidated affiliates – noncurrent	$(298)	$(307)
SDG&E:
Sempra	$(39)	$(44)
SoCalGas	(41)	(21)
Various affiliates	(13)	(8)
Total due to unconsolidated affiliates – current	$(93)	$(73)

Income taxes due from Sempra(2)	$232	$246
SoCalGas:
SDG&E	$43	$21
Various affiliates	2	1
Total due from unconsolidated affiliates – current	$45	$22

Sempra	$(33)	$(38)
Total due to unconsolidated affiliates – current	$(33)	$(38)

Income taxes due from Sempra(2)	$4	$6
(1)     U.S. dollar-denominated loans at fixed interest rates. Amounts include principal balances plus accumulated interest outstanding and value added tax payable to the Mexican government.
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

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Sempra:
Revenues	$10	$13
Interest expense	4	4
SDG&E:
Revenues	$6	$4
Cost of sales	40	30
SoCalGas:
Revenues	$44	$34
Cost of sales(1)	(3)	31
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provides guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement. We discuss these guarantees in Note 5.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Natural gas	$150	$174	$1	$1	$139	$155
LNG	3	9	—	—	—	—
Materials and supplies	305	299	153	152	126	122
Total	$458	$482	$154	$153	$265	$277

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $559 million and $549 million at March 31, 2024 and December 31, 2023, respectively.

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At March 31, 2024 and December 31, 2023, Other Long-Term Assets includes $336 million and $332 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, on Sempra’s Condensed Consolidated Balance Sheets.

PROPERTY, PLANT AND EQUIPMENT
Sempra Infrastructure’s Sonora natural gas pipeline consists of two segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the pipeline in the Yaqui territory that has made that section inoperable since August 2017. Sempra Infrastructure and the CFE have agreed to an amendment to their transportation services agreement and to re-route the portion of the pipeline that is in the Yaqui territory, whereby the CFE would pay for the re-routing with a new tariff. This amendment will terminate if certain conditions are not met, and Sempra Infrastructure retains the right to terminate the transportation services agreement and seek to recover its reasonable and documented costs and lost profit. Sempra Infrastructure continues to acquire and pursue the necessary rights-of-way and permits for the re-routed portion of the pipeline. At March 31, 2024, Sempra Infrastructure had $408 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery.

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

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Sempra	$145	$73
SDG&E	26	31
SoCalGas	24	15

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total accumulated other comprehensive income (loss)
	Three months ended March 31, 2024 and 2023
Sempra:
Balance at December 31, 2023	$(36)	$3	$(117)	$(150)
OCI before reclassifications	3	45	2	50
Amounts reclassified from AOCI	—	(6)	2	(4)
Net OCI	3	39	4	46
Balance at March 31, 2024	$(33)	$42	$(113)	$(104)

Balance at December 31, 2022	$(59)	$10	$(86)	$(135)
OCI before reclassifications	10	(40)	(13)	(43)
Amounts reclassified from AOCI	—	(5)	1	(4)
Net OCI	10	(45)	(12)	(47)
Balance at March 31, 2023	$(49)	$(35)	$(98)	$(182)
SDG&E:
Balance at December 31, 2023 and March 31, 2024			$(8)	$(8)

Balance at December 31, 2022 and March 31, 2023			$(7)	$(7)
SoCalGas:
Balance at December 31, 2023		$(11)	$(12)	$(23)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at March 31, 2024		$(11)	$(11)	$(22)

Balance at December 31, 2022		$(12)	$(12)	$(24)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at March 31, 2023		$(12)	$(11)	$(23)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended March 31,
	2024	2023
Sempra:
Financial instruments:
Interest rate instruments	$(3)	$—	Interest Expense
Interest rate instruments	(5)	(7)	Equity Earnings(1)
Foreign exchange instruments	(3)	—	Revenues: Energy-Related Businesses
	—	1	Other Income, Net
Foreign exchange instruments	(2)	1	Equity Earnings(1)
Interest rate and foreign exchange instruments	—	(6)	Other Income, Net
Total, before income tax	(13)	(11)
	3	3	Income Tax Expense
Total, net of income tax	(10)	(8)
	4	3	Earnings Attributable to Noncontrolling Interests
	$(6)	$(5)
Pension and PBOP(2):
Amortization of actuarial loss	$2	$—	Other Income, Net
Amortization of prior service cost	1	1	Other Income, Net
Total, before income tax	3	1
	(1)	—	Income Tax Expense
Total, net of income tax	$2	$1

Total reclassifications for the period, net of income tax and after NCI	$(4)	$(4)
SoCalGas:
Pension and PBOP(2):
Amortization of prior service cost	$1	$1	Other Income (Expense), Net

Total reclassifications for the period, net of income tax	$1	$1
(1)    Equity earnings at our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).

For the three months ended March 31, 2024 and 2023, reclassifications out of AOCI to net income were negligible for SDG&E.

PENSION AND PBOP
Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost. The components of net periodic benefit cost, other than the service cost component, are included in Other Income, Net.

NET PERIODIC BENEFIT COST
(Dollars in millions)
	Pension		PBOP
	Three months ended March 31,
	2024	2023	2024	2023
Sempra:
Service cost	$32	$28	$4	$4
Interest cost	42	40	9	9
Expected return on assets	(45)	(43)	(17)	(17)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss (gain)	3	2	(4)	(6)
Net periodic benefit cost (credit)	33	28	(9)	(11)
Regulatory adjustments	(25)	29	9	11
Total expense recognized	$8	$57	$—	$—
SDG&E:
Service cost	$10	$8	$1	$1
Interest cost	11	10	2	2
Expected return on assets	(12)	(10)	(3)	(2)
Amortization of:
Actuarial loss (gain)	2	1	—	(1)
Net periodic benefit cost	11	9	—	—
Regulatory adjustments	(10)	4	—	—
Total expense recognized	$1	$13	$—	$—
SoCalGas:
Service cost	$19	$17	$3	$3
Interest cost	26	25	7	7
Expected return on assets	(30)	(29)	(15)	(15)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial gain	—	—	(3)	(5)
Net periodic benefit cost (credit)	16	14	(9)	(11)
Regulatory adjustments	(15)	25	9	11
Total expense recognized	$1	$39	$—	$—

OTHER INCOME, NET
Other Income, Net, consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Sempra:
Allowance for equity funds used during construction	$37	$33
Investment gains, net(1)	16	12
Gains on interest rate and foreign exchange instruments, net	—	5
Foreign currency transaction gains, net	1	1
Non-service components of net periodic benefit cost	28	(25)
Interest on regulatory balancing accounts, net	18	18
Sundry, net	(1)	(3)
Total	$99	$41
SDG&E:
Allowance for equity funds used during construction	$20	$23
Non-service components of net periodic benefit cost	10	(4)
Interest on regulatory balancing accounts, net	7	10
Sundry, net	(4)	(1)
Total	$33	$28
SoCalGas:
Allowance for equity funds used during construction	$17	$10
Non-service components of net periodic benefit cost	21	(19)
Interest on regulatory balancing accounts, net	11	8
Sundry, net	(2)	(7)
Total	$47	$(8)
(1)    Represents net investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Sempra:
Income tax expense	$172	$376

Income before income taxes and equity earnings	$705	$1,329
Equity earnings, before income tax(1)	134	132
Pretax income	$839	$1,461

Effective income tax rate	21%	26%
SDG&E:
Income tax expense	$40	$7
Income before income taxes	$263	$265
Effective income tax rate	15%	3%
SoCalGas:
Income tax expense	$43	$94
Income before income taxes	$402	$454
Effective income tax rate	11%	21%
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
Under the IRA, in 2023, the scope of projects eligible for ITCs was expanded to include standalone energy storage projects, which are transferable under the IRA. The IRA also provided an election through 2024 that permits ITCs related to standalone energy storage projects to be returned to utility customers over a period that is shorter than the life of the applicable asset.
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. Sempra intends to elect this change in tax accounting method in its consolidated 2023 income tax return filing, and Sempra, SDG&E and SoCalGas have applied this methodology in the calculation of their 2024 forecasted ETRs.
Sempra, SDG&E, and SoCalGas record regulatory liabilities for benefits that will be flowed through to customers in the future.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent accounting pronouncements that have had or may have a significant effect on our results of operations, financial condition, cash flows or disclosures.
ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”: ASU 2023-07 revises reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, public entities are required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. The standard also requires interim disclosure of certain segment-related disclosures that previously were required only on an annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Entities must adopt the changes to the segment reporting disclosures on a retrospective basis. We plan to adopt the standard on December 31, 2024.
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”: ASU 2023-09 improves the transparency of income tax disclosures by requiring disaggregated information about each Registrant’s ETR reconciliation as well as information on income taxes paid. For each annual period, each Registrant will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. We plan to adopt the standard on December 31, 2025 and are currently evaluating the effect of the standard on our financial reporting.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended March 31, 2024
By major service line:
Utilities	$3,479	$30	$(6)	$3,503
Energy-related businesses	—	212	(18)	194
Revenues from contracts with customers	$3,479	$242	$(24)	$3,697
By market:
Gas	$2,350	$125	$(5)	$2,470
Electric	1,129	117	(19)	1,227
Revenues from contracts with customers	$3,479	$242	$(24)	$3,697

Revenues from contracts with customers	$3,479	$242	$(24)	$3,697
Utilities regulatory revenues	(338)	—	—	(338)
Other revenues	—	277	4	281
Total revenues	$3,141	$519	$(20)	$3,640

	Three months ended March 31, 2023
By major service line:
Utilities	$5,574	$30	$(6)	$5,598
Energy-related businesses	—	312	(21)	291
Revenues from contracts with customers	$5,574	$342	$(27)	$5,889
By market:
Gas	$4,365	$204	$(5)	$4,564
Electric	1,209	138	(22)	1,325
Revenues from contracts with customers	$5,574	$342	$(27)	$5,889

Revenues from contracts with customers	$5,574	$342	$(27)	$5,889
Utilities regulatory revenues	(159)	—	—	(159)
Other revenues	—	854	(24)	830
Total revenues	$5,415	$1,196	$(51)	$6,560

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E		SoCalGas
	Three months ended March 31,
	2024	2023	2024	2023
By major service line:
Revenues from contracts with customers – Utilities	$1,462	$1,765	$2,060	$3,841
By market:
Gas	$330	$554	$2,060	$3,841
Electric	1,132	1,211	—	—
Revenues from contracts with customers	$1,462	$1,765	$2,060	$3,841

Revenues from contracts with customers	$1,462	$1,765	$2,060	$3,841
Utilities regulatory revenues	(83)	(112)	(255)	(47)
Total revenues	$1,379	$1,653	$1,805	$3,794
REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, at March 31, 2024, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations for contracts greater than one year at March 31, 2024.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2024 (excluding first three months of 2024)	$209	$2
2025	263	4
2026	263	4
2027	263	4
2028	195	4
Thereafter	1,767	56
Total revenues to be recognized	$2,960	$74
(1)    Excludes intercompany transactions.
Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the three months ended March 31, 2024 or 2023. Sempra Infrastructure recorded a contract liability for funds held as collateral in lieu of a customer’s letters of credit primarily associated with its LNG storage and regasification agreement.

CONTRACT LIABILITIES
(Dollars in millions)
	2024	2023
Sempra:
Contract liabilities at January 1	$(198)	$(252)
Revenue from performance obligations satisfied during reporting period	2	2
Payments received in advance	(3)	—
Contract liabilities at March 31(1)	$(199)	$(250)
SDG&E:
Contract liabilities at January 1	$(75)	$(79)
Revenue from performance obligations satisfied during reporting period	1	1
Contract liabilities at March 31(2)	$(74)	$(78)
(1)     Balances at March 31, 2024 include $5 in Other Current Liabilities and $194 in Deferred Credits and Other.
(2)     Balances at March 31, 2024 include $4 in Other Current Liabilities and $70 in Deferred Credits and Other.

Receivables from Revenues from Contracts with Customers
The table below shows receivable balances, net of allowances for credit losses, associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	March 31, 2024	December 31, 2023
Sempra:
Accounts receivable – trade, net(1)	$1,891	$1,951
Accounts receivable – other, net	22	15
Due from unconsolidated affiliates – current(2)	5	4
Other long-term assets(3)	17	—
Total	$1,935	$1,970
SDG&E:
Accounts receivable – trade, net(1)	$818	$870
Accounts receivable – other, net	20	13
Due from unconsolidated affiliates – current(2)	7	6
Other long-term assets(3)	7	—
Total	$852	$889
SoCalGas:
Accounts receivable – trade, net	995	985
Accounts receivable – other, net	2	2
Other long-term assets(3)	10	—
Total	$1,007	$987
(1)     At March 31, 2024 and December 31, 2023, includes $125 and $148, respectively, of receivables due from customers that were billed on behalf of CCAs, which are not included in revenues.
(2)     Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.
(3)     In January 2024, the CPUC directed SDG&E and SoCalGas to offer long-term repayment plans to eligible residential customers with past-due balances until October 2026.

NOTE 4. REGULATORY MATTERS
REGULATORY ASSETS AND LIABILITIES
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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023

Fixed-price contracts and other derivatives	$50	$215	$26	$14	$24	$201
Deferred income taxes recoverable in rates	1,327	1,142	668	626	573	430
Pension and PBOP plan obligations	(194)	(212)	58	48	(252)	(260)
Employee benefit costs	24	24	3	3	21	21
Removal obligations	(3,156)	(3,082)	(2,534)	(2,468)	(622)	(614)
Environmental costs	148	139	115	105	33	34
Sunrise Powerlink fire mitigation	125	124	125	124	—	—
Regulatory balancing accounts(1)(2):
Commodity – electric	(180)	(233)	(180)	(233)	—	—
Commodity – gas, including transportation	(280)	(259)	42	52	(322)	(311)
Safety and reliability	1,044	959	221	207	823	752
Public purpose programs	(361)	(273)	(162)	(144)	(199)	(129)
Wildfire mitigation plan	735	685	735	685	—	—
Liability insurance premium	110	113	86	90	24	23
Other balancing accounts	(112)	373	(282)	(152)	170	525
Other regulatory (liabilities) assets, net(2)	(85)	(10)	27	49	(110)	(58)
Total	$(805)	$(295)	$(1,052)	$(994)	$163	$614
(1)    At March 31, 2024 and December 31, 2023, the noncurrent portion of regulatory balancing accounts – net undercollected for Sempra was $1,903 and $1,913, respectively, for SDG&E was $827 and $950, respectively, and for SoCalGas was $1,076 and $963, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.

CPUC GRC
The CPUC uses GRCs to set revenues to allow SDG&E and SoCalGas to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.
In May 2022, SDG&E and SoCalGas filed their 2024 GRC applications requesting CPUC approval of test year revenue requirements for 2024 and attrition year adjustments for 2025 through 2027. SDG&E and SoCalGas requested revenue requirements for 2024 of $3.0 billion and $4.4 billion, respectively. SDG&E and SoCalGas proposed post-test year revenue requirement changes using various mechanisms that are estimated to result in annual increases of approximately 8% to 11% at SDG&E and approximately 6% to 8% at SoCalGas. Intervening parties have proposed various adjustments to SDG&E’s and SoCalGas’ revenue requirement requests. In October 2022, the CPUC issued a scoping ruling that set a schedule for the proceeding, including the expected issuance of a proposed decision in the second quarter of 2024. The CPUC has authorized SDG&E and SoCalGas to recognize the effects of the 2024 GRC final decision retroactive to January 1, 2024.
In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC describing $2.2 billion in costs to implement its wildfire mitigation plans from 2019 through 2022, and seeking review and recovery of the incremental wildfire mitigation plan costs incurred during that period, totaling $1.5 billion. SDG&E expects to receive a proposed decision on this request in late 2024. In February 2024, the CPUC approved an interim cost recovery mechanism that would permit SDG&E to recover in rates $194 million of its wildfire mitigation plan regulatory account balance in 2024 and, if a recovery mechanism is not in place by January 1, 2025, an additional $96 million in 2025. Such recovery of SDG&E’s wildfire mitigation plan regulatory account balance will be subject to reasonableness review by the CPUC. SDG&E also expects to submit a separate request for review and recovery of its 2023 wildfire mitigation plan costs in late 2024.
SDG&E and SoCalGas recorded CPUC-authorized revenues in the three months ended March 31, 2024 based on 2023 levels authorized under the 2019 GRC because a final decision in the 2024 GRC remains pending. The results of the 2024 GRC may materially differ from what is contained in the GRC applications.
CPUC COST OF CAPITAL
The CPUC approved the following cost of capital for SDG&E and SoCalGas that became effective on January 1, 2023 and was to remain in effect through December 31, 2025, subject to the CCM. The CPUC has issued a ruling to initiate a second phase of this cost of capital proceeding to evaluate potential modifications to the CCM. We expect a proposed decision on the second phase in the second half of 2024.

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

The CCM was triggered for SDG&E and SoCalGas on September 30, 2023. In December 2023, the CPUC approved increases to SDG&E’s and SoCalGas’ authorized rates of return effective January 1, 2024, which are in effect through December 31, 2025, subject to the CCM. In January 2024, several parties submitted a request for the CPUC to review such approval. In March 2024, the CPUC issued a proposed decision denying the intervenor petition seeking to suspend the CCM and its resulting changes that became effective on January 1, 2024. We expect a final decision in the second quarter of 2024.

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

NOTE 5. SEMPRA – INVESTMENTS IN UNCONSOLIDATED ENTITIES
We generally account for investments under the equity method when we have significant influence over, but do not have control of, these entities. Equity earnings and losses, both before and net of income tax, are combined and presented as Equity Earnings on the Condensed Consolidated Statements of Operations. Distributions received from equity method investees are classified in the Condensed Consolidated Statements of Cash Flows as either a return on investment in operating activities or a return of investment in investing activities based on the “nature of the distribution” approach. See Note 12 for information on equity earnings and losses, both before and net of income tax, by segment. See Note 1 for information on how equity earnings and losses before income taxes are factored into the calculations of our pretax income or loss and ETR.
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
In the three months ended March 31, 2024 and 2023, Sempra contributed $193 million and $85 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $100 million and $85 million, respectively, to Sempra.

We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Operating revenues	$1,458	$1,292
Operating expenses	(1,051)	(1,024)
Income from operations	407	268
Interest expense	(150)	(123)
Income tax expense	(49)	(24)
Net income	223	99
NCI held by Texas Transmission Investment LLC	(44)	(20)
Earnings attributable to Sempra(1)	179	79
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing arrangement and changes in basis differences in AOCI within the carrying value of our equity method investment.
CAMERON LNG JV
In the three months ended March 31, 2024 and 2023, Cameron LNG JV distributed $132 million and $114 million, respectively, to Sempra Infrastructure.
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $19 million at March 31, 2024, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
Sempra Support Agreement for CFIN
In July 2020, CFIN entered into a financing arrangement with Cameron LNG JV’s four project owners and received aggregate proceeds of $1.5 billion from two project owners and from external lenders on behalf of the other two project owners (collectively, the affiliate loans), based on their proportionate ownership interest in Cameron LNG JV. CFIN used the proceeds from the affiliate loans to provide a loan to Cameron LNG JV. The affiliate loans mature in 2039. Principal and interest are paid from Cameron LNG JV’s project cash flows from its three-train natural gas liquefaction facility. Cameron LNG JV used the proceeds from its loan to return equity to its project owners.
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

In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 8). At March 31, 2024, the fair value of the Support Agreement was $23 million, of which $7 million is included in Other Current Assets and $16 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
TAG NORTE
In the three months ended March 31, 2024, TAG Norte distributed $62 million to Sempra Infrastructure.

NOTE 6. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At March 31, 2024, Sempra had an aggregate capacity of $9.9 billion under seven primary committed lines of credit, which provide liquidity and support our commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		March 31, 2024
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Letters of credit outstanding	Available unused credit
Sempra	October 2028	$4,000	$(671)	$—	$—	$3,329
SDG&E	October 2028	1,500	—	—	—	1,500
SoCalGas	October 2028	1,200	(143)	—	—	1,057
SI Partners and IEnova	September 2025	500	—	(425)	—	75
SI Partners and IEnova	August 2026	1,000	—	(35)	—	965
SI Partners and IEnova	August 2028	1,500	—	(356)	—	1,144
Port Arthur LNG	March 2030	200	—	—	(64)	136
Total		$9,900	$(814)	$(816)	$(64)	$8,206
Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At March 31, 2024, each Registrant was in compliance with this ratio under its respective credit facility.
The three lines of credit that are shared by SI Partners and IEnova require that SI Partners maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in each credit facility) of no more than 5.25 to 1.00 at the end of each quarter. At March 31, 2024, SI Partners was in compliance with this ratio.

Uncommitted Line of Credit
ECA LNG Phase 1 has an uncommitted line of credit, which is generally used for working capital requirements, with an aggregate capacity of $200 million of which $30 million was outstanding at March 31, 2024. The amounts outstanding are before reductions of any unamortized discounts. Borrowings can be in U.S. dollars or Mexican pesos. At March 31, 2024, outstanding amounts were borrowed in Mexican pesos and bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 105 bps. Borrowings made in U.S. dollars bear interest at a variable rate based on the one-month or three-month SOFR plus 115 bps.
Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At March 31, 2024, we had $512 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT
(Dollars in millions)
		March 31, 2024
	Expiration date range	Uncommitted letters of credit outstanding
SDG&E	May 2024 - January 2025	$25
SoCalGas	October 2024 - June 2025	20
Other Sempra	April 2024 - November 2054	467
Total Sempra		$512
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	March 31, 2024	December 31, 2023
Sempra	5.98%	5.96%
SoCalGas	5.39	5.44
LONG-TERM DEBT
SDG&E
In March 2024, SDG&E issued $600 million aggregate principal amount of 5.55% first mortgage bonds due in full upon maturity on April 15, 2054 and received proceeds of $587 million (net of debt discount, underwriting discounts and debt issuance costs of $13 million). The first mortgage bonds are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SDG&E intends to use the net proceeds for general corporate purposes, including repayment of commercial paper and potentially other indebtedness.
SoCalGas
In March 2024, SoCalGas issued $500 million aggregate principal amount of 5.6% first mortgage bonds due in full upon maturity on April 1, 2054 and received proceeds of $491 million (net of debt discount, underwriting discounts and debt issuance costs of $9 million). The first mortgage bonds are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SoCalGas used the net proceeds to repay outstanding indebtedness and for other general corporate purposes.

Sempra
In March 2024, Sempra issued $600 million of 6.875% fixed-to-fixed reset rate junior subordinated notes maturing on October 1, 2054. Interest on the notes accrues from and including March 14, 2024 and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The notes bear interest (i) from and including March 14, 2024 to, but excluding, October 1, 2029 at the rate of 6.875% per annum and (ii) from and including October 1, 2029, during each subsequent five-year period beginning on October 1 of every fifth year, at a rate per annum equal to the Five-year U.S. Treasury Rate (as defined in the notes) as of the day falling two business days before the first day of such five-year period plus a spread of 2.789%, to be reset on October 1 of every fifth year beginning in 2029. We received proceeds of $593 million (net of underwriting discounts and debt issuance costs of $7 million). We used the proceeds from the offering for general corporate purposes, including repayment of commercial paper and other indebtedness. We may redeem some or all of the notes before their maturity, as follows:
▪in whole or in part, (i) on any day in the period commencing on the date falling 90 days prior to October 1, 2029 and ending on and including October 1, 2029 and (ii) after October 1, 2029, on any interest payment date, at a redemption price in cash equal to 100% of the principal amount of the notes being redeemed, plus, subject to the terms of the notes, accrued and unpaid interest on the notes to be redeemed to, but excluding, the redemption date;
▪in whole but not in part, at any time following the occurrence and during the continuance of a tax event (as defined in the notes) at a redemption price in cash equal to 100% of the principal amount of the notes, plus, subject to the terms of the notes, accrued and unpaid interest on the notes to, but excluding, the redemption date; and
▪in whole but not in part, at any time following the occurrence and during the continuance of a rating agency event (as defined in the notes) at a redemption price in cash equal to 102% of the principal amount of the notes, plus, subject to the terms of the notes, accrued and unpaid interest on the notes to, but excluding, the redemption date.
The notes are unsecured obligations and rank junior and subordinate in right of payment to our existing and future senior indebtedness. The notes rank equally in right of payment with our existing 4.125% fixed-to-fixed reset rate junior subordinated notes due 2052 and 5.75% junior subordinated notes due 2079 and with any future unsecured indebtedness that we may incur if the terms of such indebtedness provide that it ranks equally with the notes in right of payment. The notes are effectively subordinated in right of payment to any secured indebtedness we have incurred or may incur (to the extent of the value of the collateral securing such secured indebtedness) and to all existing and future indebtedness and other liabilities and any preferred equity of our subsidiaries.
Other Sempra
ECA LNG Phase 1
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures on December 9, 2025 for an aggregate principal amount of up to $1.3 billion. IEnova and TotalEnergies SE have provided guarantees for repayment of the loans plus accrued and unpaid interest of 83.4% and 16.6%, respectively. At March 31, 2024 and December 31, 2023, $926 million and $832 million, respectively, of borrowings from external lenders were outstanding under the loan agreement, with a weighted-average interest rate of 8.27% and 8.31%, respectively.
Port Arthur LNG
Port Arthur LNG has a seven-year term loan facility agreement with a syndicate of lenders that matures on March 20, 2030 for an aggregate principal amount of approximately $6.8 billion. At March 31, 2024 and December 31, 2023, $273 million and $258 million, respectively, of borrowings were outstanding under the loan agreement, with an all-in weighted-average interest rate of 5.33% and 5.81%, respectively.

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
In certain cases, we apply the normal purchase or sale exception to contracts that otherwise would have been accounted for as derivative instruments and have other commodity contracts that are not derivatives. These contracts are not recorded at fair value and are therefore excluded from the disclosures below.
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

The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	March 31, 2024	December 31, 2023
Sempra:
Natural gas	MMBtu	303	361
Electricity	MWh	—	1
Congestion revenue rights	MWh	33	36
SDG&E:
Natural gas	MMBtu	18	17
Congestion revenue rights	MWh	33	36
SoCalGas:
Natural gas	MMBtu	210	268
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
The following table presents the net notional amounts of our interest rate derivatives, excluding those in our equity method investments.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	March 31, 2024		December 31, 2023
	Notional debt	Maturities	Notional debt	Maturities
Sempra:
Cash flow hedges(1)	$4,451	2024-2048	$4,451	2024-2048
(1)    At March 31, 2024 and December 31, 2023, cash flow hedges accrued interest based on a notional amount of $604 and $488, respectively.
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

The following table presents the net notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	March 31, 2024		December 31, 2023
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Other foreign currency derivatives	$141	2024-2025	$176	2024-2025
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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2024
	Current assets: Fixed-price contracts and other derivatives(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$22	$201	$—	$—
Foreign exchange instruments	—	—	(9)	—
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	233	49	(234)	(52)
Associated offsetting commodity contracts	(229)	(48)	229	48
Commodity contracts subject to rate recovery	8	8	(42)	(18)
Associated offsetting commodity contracts	(3)	(3)	3	3
Associated offsetting cash collateral	—	—	14	12
Net amounts presented on the balance sheet	31	207	(39)	(7)
Additional cash collateral for commodity contracts not subject to rate recovery	87	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	6	—	—	—
Total(2)	$124	$207	$(39)	$(7)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$7	$8	$(21)	$(15)
Associated offsetting commodity contracts	(3)	(3)	3	3
Associated offsetting cash collateral	—	—	14	12
Net amounts presented on the balance sheet	4	5	(4)	—
Additional cash collateral for commodity contracts subject to rate recovery	5	—	—	—
Total(2)	$9	$5	$(4)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$1	$—	$(21)	$(3)
Net amounts presented on the balance sheet	1	—	(21)	(3)
Additional cash collateral for commodity contracts subject to rate recovery	1	—	—	—
Total	$2	$—	$(21)	$(3)
(1)    Included in Other Current Assets for SDG&E and SoCalGas.
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
(1)    Included in Other Current Assets for SDG&E and SoCalGas.
(2)    Normal purchase contracts previously measured at fair value are excluded.

The following table includes the effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI.

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended March 31,			Three months ended March 31,
	2024	2023	Location	2024	2023
Sempra:
Interest rate instruments	$142	$(77)	Interest Expense	$3	$—
Interest rate instruments	28	(17)	Equity Earnings(1)	5	7
Foreign exchange instruments	1	(6)	Revenues: Energy- Related Businesses	3	—
			Other Income, Net	—	(1)
Foreign exchange instruments	—	(5)	Equity Earnings(1)	2	(1)
Interest rate and foreign exchange instruments	—	7	Other Income, Net	—	6
Total	$171	$(98)		$13	$11
(1)    Equity earnings at our foreign equity method investees are recognized after tax.

For Sempra, we expect that net gains before NCI of $25 million, which are net of income tax expense, that are currently recorded in AOCI (with net gains of $10 million attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at March 31, 2024 is approximately 24 years for Sempra. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 16 years.
The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended March 31,
	Location	2024	2023
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$79	$449
Commodity contracts subject to rate recovery	Cost of Natural Gas	(6)	(27)
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	(23)	9
Interest rate instrument	Interest Expense	—	(47)
Total		$50	$384
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$(23)	$9
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(6)	$(27)

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
For Sempra, the total fair value of this group of derivative instruments in a liability position at March 31, 2024 and December 31, 2023 was $29 million and $215 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at March 31, 2024 and December 31, 2023 was $24 million and $210 million, respectively. SDG&E did not have this group of derivative instruments in a liability position at March 31, 2024 or December 31, 2023. At March 31, 2024, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $29 million and $24 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The tables below set forth our financial assets and liabilities, by level within the fair value hierarchy, that were accounted for at fair value on a recurring basis at March 31, 2024 and December 31, 2023. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair-valued assets and liabilities and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2023.
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
▪For commodity contracts, interest rate instruments and foreign exchange instruments, we primarily use a market or income approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable. We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). Level 3 recurring items relate to CRRs at SDG&E, as we discuss below in “Level 3 Information – SDG&E.”
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
	Fair value at March 31, 2024
Sempra:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$24	$4	$—	$28
Equity securities	322	3	—	325
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	42	17	—	59
Municipal bonds	—	270	—	270
Other securities	—	222	—	222
Total debt securities	42	509	—	551
Total nuclear decommissioning trusts(1)	388	516	—	904
Short-term investments held in Rabbi Trust	47	—	—	47
Interest rate instruments	—	223	—	223
Commodity contracts not subject to rate recovery	—	5	—	5
Effect of netting and allocation of collateral(2)	87	—	—	87
Commodity contracts subject to rate recovery	—	1	9	10
Effect of netting and allocation of collateral(2)	1	—	5	6
Support Agreement, net of related guarantee fees	—	—	23	23
Total	$523	$745	$37	$1,305
Liabilities:
Foreign exchange instruments	$—	$9	$—	$9
Commodity contracts not subject to rate recovery	—	9	—	9
Commodity contracts subject to rate recovery	26	28	—	54
Effect of netting and allocation of collateral(2)	(26)	—	—	(26)
Total	$—	$46	$—	$46
(1)    Excludes receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES (CONTINUED)
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
	Fair value at March 31, 2024
SDG&E:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$24	$4	$—	$28
Equity securities	322	3	—	325
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	42	17	—	59
Municipal bonds	—	270	—	270
Other securities	—	222	—	222
Total debt securities	42	509	—	551
Total nuclear decommissioning trusts(1)	388	516	—	904
Commodity contracts subject to rate recovery	—	—	9	9
Effect of netting and allocation of collateral(2)	—	—	5	5
Total	$388	$516	$14	$918
Liabilities:
Commodity contracts subject to rate recovery	$26	$4	$—	$30
Effect of netting and allocation of collateral(2)	(26)	—	—	(26)
Total	$—	$4	$—	$4

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

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Total
	Fair value at March 31, 2024
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$1	$—	$2
Liabilities:
Commodity contracts subject to rate recovery	$—	$24	$—	$24
Total	$—	$24	$—	$24

	Fair value at December 31, 2023
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$1	$—	$2
Liabilities:
Commodity contracts subject to rate recovery	$—	$210	$—	$210
Total	$—	$210	$—	$210
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Balance at January 1	$10	$35
Realized and unrealized losses	(1)	(4)
Settlements	—	(1)
Balance at March 31	$9	$30
Change in unrealized losses relating to instruments still held at March 31	$—	$(2)
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Balance at January 1	$23	$17
Realized and unrealized gains(1)	2	9
Settlements	(2)	(2)
Balance at March 31(2)	$23	$24
Change in unrealized gains relating to instruments still held at March 31	$1	$9
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $7 in Other Current Assets and $16 in Other Long-term Assets at March 31, 2024 on Sempra’s Condensed Consolidated Balance Sheet.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	March 31, 2024
Sempra:
Long-term note receivable(1)	$338	$—	$—	$321	$321
Long-term amounts due to unconsolidated affiliates	298	—	270	—	270
Total long-term debt(2)	29,125	—	26,679	—	26,679
SDG&E:
Total long-term debt(3)	$8,950	$—	$7,915	$—	$7,915
SoCalGas:
Total long-term debt(4)	$7,259	$—	$6,820	$—	$6,820

	December 31, 2023
Sempra:
Long-term note receivable(1)	$334	$—	$—	$318	$318
Long-term amounts due to unconsolidated affiliates	312	—	283	—	283
Total long-term debt(2)	27,716	—	25,617	—	25,617
SDG&E:
Total long-term debt(3)	$8,750	$—	$7,856	$—	$7,856
SoCalGas:
Total long-term debt(4)	$6,759	$—	$6,442	$—	$6,442
(1)    Before allowances for credit losses of $6 at March 31, 2024 and December 31, 2023. Excludes unamortized transaction costs of $4 at March 31, 2024 and December 31, 2023.
(2)    Before reductions of unamortized discount and debt issuance costs of $343 and $322 at March 31, 2024 and December 31, 2023, respectively, and excluding finance lease obligations of $1,330 and $1,340 at March 31, 2024 and December 31, 2023, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $100 and $89 at March 31, 2024 and December 31, 2023, respectively, and excluding finance lease obligations of $1,224 and $1,233 at March 31, 2024 and December 31, 2023, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $62 and $55 at March 31, 2024 and December 31, 2023, respectively, and excluding finance lease obligations of $106 and $107 at March 31, 2024 and December 31, 2023, respectively.

We provide the fair values for the securities held in the NDT related to SONGS in Note 10.

NOTE 9. SEMPRA – EQUITY AND EARNINGS PER COMMON SHARE
PREFERRED STOCK
On May 2, 2024, Sempra filed an amendment to its amended and restated articles of incorporation to implement the revocation of the series A preferred stock and series B preferred stock, all of which had previously been converted to Sempra common stock, thereby decreasing the number of authorized shares of series A preferred stock from 17,250,000 to zero and series B preferred stock from 5,750,000 to zero. Effective as of May 2, 2024, each such series of stock is no longer an authorized series of Sempra’s capital stock.
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
COMMON STOCK OFFERING
In November 2023, we completed the offering of 17,142,858 shares of our common stock, no par value, in a registered public offering at $70.00 per share ($68.845 per share after deducting underwriting discounts), pursuant to forward sale agreements. We discuss the common stock offering in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.
As of May 7, 2024, a total of 17,142,858 shares of Sempra common stock from our November 2023 offering remain subject to future settlement under these forward sale agreements, which may be settled on one or more dates specified by us occurring no later than December 31, 2024, which is the final settlement date under the agreements. Although we expect to settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the counterparties to the agreements upon the occurrence of certain events.
COMMON STOCK REPURCHASES
In the three months ended March 31, 2024 and 2023, we withheld 552,799 shares for $40 million and 393,404 shares for $31 million, respectively, of our common stock that would otherwise be issued to long-term incentive plan participants who do not elect otherwise upon the vesting of RSUs and exercise of stock options in an amount sufficient to satisfy minimum statutory tax withholding requirements. Such share withholding is considered a share repurchase for accounting purposes.
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

NET INCOME ATTRIBUTABLE TO SEMPRA AND TRANSFERS (TO) FROM NCI
(Dollars in millions)
Three months ended March 31, 2023
Sempra:
Net income attributable to Sempra	$980
Transfers (to) from NCI:
Increase in shareholders’ equity for sale of NCI	18
Net transfers (to) from NCI	18
Change from net income attributable to Sempra and transfers (to) from NCI	$998
SI Partners Subsidiaries
Sale of NCI to ConocoPhillips Affiliate. In March 2023, an indirect subsidiary of SI Partners completed the sale of an indirect 30% interest in an SI Partners subsidiary (resulting in an indirect 30% NCI in the PA LNG Phase 1 project) to an affiliate of ConocoPhillips for aggregate cash consideration of $265 million, before post-closing adjustments recorded subsequently. As a result of this sale, we recorded a $237 million increase in equity held by NCI and an increase in Sempra’s shareholders’ equity of $18 million, net of $3 million in transaction costs and $7 million in tax expense.
The indirect subsidiary of SI Partners and the ConocoPhillips affiliate have made certain customary capital contribution commitments to fund their respective pro rata equity share of the total anticipated capital calls for the equity portion of the anticipated development costs of the PA LNG Phase 1 project. In addition, both SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of March 31, 2024, an aggregate amount of $2.2 billion has been paid by SI Partners’ indirect subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.

EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2024	2023
Sempra:
Numerator:
Earnings attributable to common shares	$801	$969

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	632,821	629,838
Dilutive effect of common shares sold forward	673	—
Dilutive effect of stock options and RSUs(2)	1,860	2,410
Weighted-average common shares outstanding for diluted EPS	635,354	632,248

EPS:
Basic	$1.27	$1.54
Diluted	$1.26	$1.53
(1)    Includes 624 and 721 fully vested RSUs held in our Deferred Compensation Plan for the three months ended March 31, 2024 and 2023, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months ended March 31, 2024 and 2023 excludes 1,356,470 and 360,030 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
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
In January 2024, pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Development Committee of Sempra’s board of directors granted 414,812 nonqualified stock options, 702,194 performance-based RSUs and 288,806 service-based RSUs.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	March 31, 2024
Short-term investments, primarily cash equivalents	$28	$—	$—	$28
Equity securities	89	239	(3)	325
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	59	1	(1)	59
Municipal bonds(2)	277	2	(9)	270
Other securities(3)	231	1	(10)	222
Total debt securities	567	4	(20)	551
Receivables (payables), net	(18)	—	—	(18)
Total	$666	$243	$(23)	$886

	December 31, 2023
Short-term investments, primarily cash equivalents	$21	$—	$—	$21
Equity securities	89	225	(2)	312
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	50	2	(1)	51
Municipal bonds	280	3	(8)	275
Other securities	228	3	(11)	220
Total debt securities	558	8	(20)	546
Receivables (payables), net	(7)	—	—	(7)
Total	$661	$233	$(22)	$872
(1)    Maturity dates are 2025-2054.
(2)    Maturity dates are 2024-2062.
(3)    Maturity dates are 2024-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Proceeds from sales	$181	$156
Gross realized gains	14	2
Gross realized losses	(2)	(3)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s asset retirement obligation related to decommissioning costs for all three SONGS units was $497 million at March 31, 2024 and is based on a cost study prepared in 2020 that is pending CPUC approval. SDG&E expects to receive a proposed decision in the third quarter of 2024.

NUCLEAR INSURANCE
SDG&E and the other owners of SONGS have insurance to cover claims from nuclear liability incidents arising at SONGS. Currently, this insurance provides $500 million in coverage limits, the maximum amount available, including coverage for acts of terrorism. In addition, the Price-Anderson Act provides an additional $1.5 billion of coverage. If a nuclear liability loss occurs at SONGS and exceeds the $500 million insurance limit, this additional coverage would be available to provide a total of $2.0 billion in coverage limits per incident.
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
At March 31, 2024, loss contingency accruals for legal matters that are probable and estimable were $57 million for Sempra, including $31 million for SoCalGas.
SDG&E
City of San Diego Franchise Agreement
In 2021, two lawsuits were filed in the California Superior Court challenging various aspects of the natural gas and electric franchise agreements granted by the City of San Diego to SDG&E. Both lawsuits ultimately sought to void the franchise agreements. In one of the cases, judgment was granted in favor of SDG&E and the City of San Diego, and the plaintiff in that case has appealed. In the second case, the court ruled in favor of SDG&E and the City of San Diego, upholding all terms of the franchise agreements, except for the two-thirds City Council vote requirement for termination if the City decides to terminate under certain circumstances. Under the court’s ruling, the City can instead terminate on a majority vote, so long as it satisfies repayment provisions under the franchise agreements. This matter is subject to an appeal and a motion for reconsideration.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County.
Litigation. In September 2021, SoCalGas and Sempra entered into an agreement with counsel to resolve approximately 390 lawsuits including approximately 36,000 plaintiffs (the Individual Plaintiffs) then pending against SoCalGas and Sempra related to the Leak for a payment of up to $1.8 billion. Over 99% of the Individual Plaintiffs participated and submitted valid releases, and SoCalGas paid $1.79 billion in 2022 under the agreement. The Individual Plaintiffs who did not participate in the settlement (the Non-Settling Individual Plaintiffs) are able to continue to pursue their claims. As of April 30, 2024, there are approximately 96 Non-Settling Individual Plaintiffs remaining. In addition, as of April 30, 2024, new lawsuits related to the Leak on behalf of approximately 436 new plaintiffs have been filed against SoCalGas and Sempra since the September 2021 settlement.

The Non-Settling Individual Plaintiffs’ cases and new plaintiffs’ cases are coordinated before a single court in the Los Angeles County Superior Court for pretrial management under a consolidated master complaint filed in November 2017, with one plaintiff’s case proceeding under a separate complaint. Both the consolidated master complaint and the separate complaint assert negligence, negligence per se, strict liability, negligent and intentional infliction of emotional distress and fraudulent concealment. The consolidated master complaint asserts additional causes of action for private and public nuisance (continuing and permanent), trespass, inverse condemnation, loss of consortium and wrongful death against SoCalGas and Sempra. The separate complaint asserts an additional cause of action for assault and battery. Both complaints seek compensatory and punitive damages for personal injuries, lost wages and/or lost profits, costs of future medical monitoring, and attorneys’ fees. The consolidated master complaint also seeks property damage and diminution in property value, injunctive relief and civil penalties.
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
In August 2023, the CPUC issued a decision on the interim range of gas inventory levels at the Aliso Canyon natural gas storage facility, setting an interim range of gas inventory levels of up to 68.6 Bcf. The CPUC may issue future changes to this interim range of authorized gas inventory levels before issuing a final decision within the SB 380 OII proceeding.
At March 31, 2024, the Aliso Canyon natural gas storage facility had a net book value of $1.0 billion. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, and natural gas reliability and electric generation could be jeopardized.
Accounting and Other Impacts. At March 31, 2024, $29 million is accrued in Other Current Liabilities and $2 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. These accruals do not include any amounts in excess of what has been reasonably estimated to resolve certain matters that we describe in “Litigation” above, nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs. We are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
Port Arthur LNG
The PA LNG Phase 1 project holds two Clean Air Act, Prevention of Significant Deterioration permits issued by the TCEQ, which we refer to as the “2016 Permit” and the “2022 Permit.” The 2022 Permit also governs emissions for the proposed PA LNG Phase 2 project. In November 2023, a panel of the U.S. Court of Appeals for the Fifth Circuit issued a decision to vacate and remand the 2022 Permit to the TCEQ for additional explanation of the agency’s permit decision. In February 2024, the court withdrew its opinion and referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. The 2022 Permit is effective during the Texas Supreme Court’s review. The 2016 Permit was not the subject of, and is unaffected by, the pending litigation of the 2022 Permit. Construction of the PA LNG Phase 1 project is proceeding uninterrupted under existing permits, and we do not currently anticipate material impacts to the PA LNG Phase 1 project cost, schedule or expected commercial operations at this stage.

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
In January 2024, the Second Chamber of the Mexican Supreme Court definitively resolved an amparo in a separate case brought by a third party and ruled that certain provisions of the amendments of the Electricity Industry Law are unconstitutional, including the priority of dispatch for the CFE and other provisions that granted preference to the CFE over private companies. The Court also dismissed an amparo relating to the provision of the decree applicable to self-supply permits granted under the former electricity law, and established that its decision applies generally over all participants.
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
RBS Sempra Commodities – Resolved
Sempra holds an equity method investment in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. In 2015, liquidators filed a claim in the High Court of Justice against The Royal Bank of Scotland plc (now NatWest Markets plc, our partner in the JV) and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS Sempra Energy Europe, a subsidiary of RBS Sempra Commodities. The claim alleged that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants were liable to provide for equitable compensation due to dishonest assistance and compensation under the U.K. Insolvency Act of 1986. In January 2024, the parties settled the Liquidating Companies’ claim against the Defendants to fully resolve the matter; our share of such settlement was approximately £7.9 million (approximately $10 million in U.S. dollars at December 31, 2023). For the year ended December 31, 2023, we recorded $40 million in equity earnings from our investment in RBS Sempra Commodities to reduce our estimate of our obligations to settle these VAT matters and related legal costs based on the settlement reached with the Liquidating Companies in January 2024.

Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra were defendants in personal injury lawsuits brought in state courts throughout the U.S. These cases alleged illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They sought compensatory and punitive damages. As of April 30, 2024, no lawsuits are pending. Additionally, approximately 28,000 proofs of claim were filed, but not discharged, in advance of a December 2015 deadline to file a proof of claim in the EFH bankruptcy proceeding on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. The costs to defend or resolve such claims and the amount of damages that may be incurred could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
Lessee Accounting
We have operating and finance leases for real and personal property (including office space, land, fleet vehicles, aircraft, machinery and equipment, warehouses and other operational facilities) and PPAs with renewable energy, energy storage and peaker plant facilities.
Leases That Have Not Yet Commenced
SDG&E has entered into six PPAs, of which SDG&E expects two will commence in 2024, three will commence in 2025, and one will commence in 2026. SDG&E expects the future minimum lease payments to be $27 million in 2024, $59 million in 2025, $80 million in 2026, $82 million in both 2027 and 2028 and $834 million thereafter (through expiration in 2041).
Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, liquid petroleum gas storage facilities, a rail facility and refined products terminals, which we account for as operating or sales-type leases.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Sempra – Sales-type leases:
Interest income	$1	$2
Total revenues from sales-type leases(1)	$1	$2

Sempra – Operating leases:
Fixed lease payments	$89	$80
Variable lease payments	10	2
Total revenues from operating leases(1)	$99	$82

Depreciation expense	$18	$15
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first three months of 2024 to contractual commitments discussed in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.

LNG Purchase Agreement
Sempra Infrastructure has an SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2024 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure. At March 31, 2024, we expect the commitment amount to decrease by $144 million in 2024, increase by $22 million in 2025, $13 million in 2026, $5 million in 2027, decrease by $4 million in 2028 and $2 million thereafter (through contract termination in 2029) compared to December 31, 2023, reflecting changes in estimated forward prices since December 31, 2023 and actual transactions for the first three months of 2024. These LNG commitment amounts are based on the assumption that all LNG cargoes under the agreement are delivered, less those already confirmed to be diverted as of March 31, 2024. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the supplier electing to divert cargoes as allowed by the agreement.
ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $56 million for Sempra, $20 million for SDG&E and $25 million for SoCalGas at March 31, 2024.

NOTE 12. SEMPRA – SEGMENT INFORMATION
Sempra has three separately managed reportable segments, as follows:
▪Sempra California provides natural gas and electric service to Southern California and part of central California through Sempra’s wholly owned subsidiaries, SDG&E and SoCalGas.
▪Sempra Texas Utilities holds our investment in Oncor Holdings, which owns an 80.25% interest in Oncor, a regulated electric transmission and distribution utility serving customers in the north-central, eastern, western and panhandle regions of Texas; and our indirect 50% interest in Sharyland Holdings L.P., which owns Sharyland Utilities, a regulated electric transmission utility serving customers near the Texas-Mexico border.
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
The following tables show selected information by segment from our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. Amounts labeled as “All other” in the following tables consist primarily of activities of parent organizations.

SEGMENT INFORMATION
(Dollars in millions)
	March 31, 2024	December 31, 2023
ASSETS
Sempra California	$54,513	$53,430
Sempra Texas Utilities	14,673	14,392
Sempra Infrastructure	20,422	19,430
All other	1,016	967
Intersegment receivables	(1,020)	(1,038)
Total	$89,604	$87,181
EQUITY METHOD INVESTMENTS
Sempra Texas Utilities	$14,661	$14,380
Sempra Infrastructure	2,118	2,129
All other	1	1
Total	$16,780	$16,510

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2024	2023
REVENUES
Sempra California	$3,141	$5,415
Sempra Infrastructure	519	1,196
Adjustments and eliminations	(1)	—
Intersegment revenues(1)	(19)	(51)
Total	$3,640	$6,560
DEPRECIATION AND AMORTIZATION
Sempra California	$521	$468
Sempra Infrastructure	72	69
All other	1	2
Total	$594	$539
INTEREST INCOME
Sempra California	$3	$5
Sempra Infrastructure	5	15
All other	5	4
Total	$13	$24
INTEREST EXPENSE
Sempra California	$205	$187
Sempra Infrastructure	—	95
All other	100	84
Total	$305	$366
INCOME TAX EXPENSE (BENEFIT)
Sempra California	$83	$101
Sempra Infrastructure	109	330
All other	(20)	(55)
Total	$172	$376
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$2	$1
Sempra Infrastructure	132	131
	134	132
Equity earnings, net of income tax:
Sempra Texas Utilities	183	83
Sempra Infrastructure	31	4
	214	87
Total	$348	$219
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
Sempra California	$582	$618
Sempra Texas Utilities	183	83
Sempra Infrastructure	131	315
All other	(95)	(47)
Total	$801	$969
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
Sempra California	$1,143	$1,082
Sempra Infrastructure	790	744
All other	—	4
Total	$1,933	$1,830
(1)    Revenues for reportable segments include intersegment revenues of $5 and $14 for the three months ended March 31, 2024 and $5 and $46 for the three months ended March 31, 2023 for Sempra California and Sempra Infrastructure, respectively.

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
This combined MD&A should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto in this report, and the Consolidated Financial Statements and the Notes thereto, “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A” in the Annual Report.
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
RESULTS OF OPERATIONS BY REGISTRANT
Throughout the MD&A, our references to earnings represent earnings attributable to common shares. Variance amounts presented are the after-tax earnings impact (based on applicable statutory tax rates unless otherwise noted) and after NCI but before foreign currency and inflation effects, where applicable.
We discuss herein Sempra’s results of operations and significant changes in earnings (losses), revenues and costs by segment, as well as Parent and other, for the three months ended March 31, 2024 compared to the same period in 2023. We also discuss herein the impact of foreign currency and inflation rates on Sempra’s results of operations.
Sempra California recorded CPUC-authorized revenues in the three months ended March 31, 2024 based on 2023 levels authorized under the 2019 GRC because a final decision in the 2024 GRC remains pending.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Sempra:
Sempra California	$582	$618
Sempra Texas Utilities	183	83
Sempra Infrastructure	131	315
Parent and other(1)	(95)	(47)
Earnings attributable to common shares	$801	$969
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.

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
In the three months ended March 31, 2024 compared to the same period in 2023, the decrease in earnings of $36 million (6%) to $582 million was primarily due to:
•$15 million higher net interest expense
•$14 million lower income tax benefits primarily from flow-through items
•$12 million lower CPUC base operating margin, net of operating expenses, offset by higher authorized cost of capital. Sempra California recorded CPUC-authorized revenues based on 2023 authorized levels
Offset by:
•$4 million higher AFUDC equity

Sempra Texas Utilities
In the three months ended March 31, 2024 compared to the same period in 2023, the increase in earnings of $100 million to $183 million was primarily due to higher equity earnings from Oncor Holdings driven by:
▪higher revenues primarily attributable to:
◦rate updates to reflect increases in invested capital
◦increases in transmission billing units
◦higher customer consumption partially attributable to weather
◦new base rates implemented in May 2023
◦customer growth
▪write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review
Offset by:
▪higher interest expense and depreciation expense attributable to invested capital
▪higher O&M
Sempra Infrastructure
In the three months ended March 31, 2024 compared to the same period in 2023, the decrease in earnings of $184 million to $131 million was primarily due to:
▪$303 million from asset and supply optimization driven by unrealized losses in 2024 compared to unrealized gains in 2023 on commodity derivatives due to changes in natural gas prices and lower LNG diversion fees
▪$14 million from the transportation business in Mexico driven by a customer’s early termination of firm transportation agreements in 2023
▪$12 million lower revenues and higher O&M from a provision for expected credit losses on a customer’s past due receivable balance
Offset by:
▪$68 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of a $41 million unfavorable impact in 2024 compared to a $109 million unfavorable impact in 2023
▪$41 million from $3 million net interest income in 2024 compared to $38 million net interest expense in 2023 primarily due to higher capitalization of interest expense on projects under construction and $17 million net unrealized losses in 2023 on a contingent interest rate swap related to the PA LNG Phase 1 project
▪$24 million lower income tax expense primarily from the remeasurement of certain deferred income taxes
▪$21 million from TdM driven by lower natural gas prices and higher volumes
Parent and Other
In the three months ended March 31, 2024 compared to the same period in 2023, the increase in losses of $48 million to $95 million was primarily due to:
▪$42 million from $12 million income tax expense in 2024 compared to $30 million income tax benefit in 2023 from the interim period application of an annual forecasted consolidated ETR
▪$11 million higher net interest expense

SIGNIFICANT CHANGES IN REVENUES AND COSTS
The regulatory framework permits SDG&E and SoCalGas to recover certain program expenditures and other costs authorized by the CPUC (referred to as “refundable programs”).
Utilities: Natural Gas Revenues and Cost of Natural Gas
Our utilities revenues include natural gas revenues at Sempra California and Sempra Infrastructure, which includes Ecogas. Intercompany revenues are eliminated in Sempra’s Condensed Consolidated Statements of Operations.
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

UTILITIES: NATURAL GAS REVENUES AND COST OF NATURAL GAS
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Sempra:
Natural gas revenues:
Sempra California	$2,084	$4,387
Sempra Infrastructure	30	30
Eliminations and adjustments	(5)	(5)
Total	$2,109	$4,412
Cost of natural gas(1):
Sempra California	$544	$2,712
Sempra Infrastructure	9	(1)
Eliminations and adjustments	1	(28)
Total	$554	$2,683
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2024 compared to the same period in 2023, Sempra’s natural gas revenues decreased by $2.3 billion to $2.1 billion driven by Sempra California, which included:
▪$2.2 billion decrease in cost of natural gas sold, which we discuss below
▪$76 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax expense
▪$44 million lower revenues from a $25 million credit in 2024 compared to $19 million cost in 2023 for the non-service components of net periodic benefit cost, which fully offsets in other income, net
▪$29 million lower franchise fee revenues
▪$17 million lower revenues associated with refundable programs, which are fully offset in O&M
Offset by:
▪$21 million higher CPUC-authorized revenues attributable to higher authorized cost of capital
▪$12 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
In the three months ended March 31, 2024 compared to the same period in 2023, Sempra’s cost of natural gas decreased by $2.1 billion to $554 million driven by Sempra California, which included:
▪$1.7 billion lower average natural gas prices
▪$462 million lower volumes driven by weather

Utilities: Electric Revenues and Cost of Electric Fuel and Purchased Power
Our utilities revenues include electric revenues at Sempra California, substantially all of which is at SDG&E. Intercompany revenues are eliminated in Sempra’s Condensed Consolidated Statements of Operations.
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

UTILITIES: ELECTRIC REVENUES AND COST OF ELECTRIC FUEL AND PURCHASED POWER
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Sempra:
Electric revenues:
Sempra California	$1,057	$1,028
Eliminations and adjustments	(1)	(1)
Total	$1,056	$1,027
Cost of electric fuel and purchased power(1):
Sempra California	$107	$135
Eliminations and adjustments	(18)	(21)
Total	$89	$114
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2024 compared to the same period in 2023, Sempra’s electric revenues increased by $29 million (3%) to $1.1 billion driven by Sempra California, which included:
▪$58 million in 2023 from the recognition of ITCs from standalone energy storage projects, which are offset in income tax expense
▪$23 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$18 million higher revenues from transmission operations
▪$10 million higher CPUC-authorized revenues attributable to higher authorized cost of capital
Offset by:
▪$30 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$28 million lower cost of electric fuel and purchased power, which we discuss below
▪$10 million lower revenues from a $7 million credit in 2024 compared to $3 million cost in 2023 for the non-service components of net periodic benefit cost, which fully offsets in other income, net
In the three months ended March 31, 2024 compared to the same period in 2023, Sempra’s cost of electric fuel and purchased power decreased by $25 million (22%) to $89 million driven by Sempra California, which included:
▪$107 million lower purchased power from the California ISO due to lower customer demand from departing load now served by CCAs and lower market prices
▪$62 million lower utility-owned generation costs
▪$29 million lower purchased power due to higher excess capacity sales to third parties and lower energy costs
Offset by:
▪$102 million lower sales to the California ISO due to lower market prices
▪$75 million realized gains in 2023 on derivative contracts for fixed-price natural gas, which are entered into to hedge the cost of electric fuel

Energy-Related Businesses: Revenues and Cost of Sales

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Sempra:
Revenues:
Sempra Infrastructure	$489	$1,166
Parent and other(1)	(14)	(45)
Total	$475	$1,121
Cost of sales(2):
Sempra Infrastructure	$109	$193
Total	$109	$193
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2024 compared to the same period in 2023, Sempra’s revenues from energy-related businesses decreased by $646 million to $475 million primarily due to:
▪$611 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$510 million primarily driven by $22 million unrealized losses in 2024 compared to $418 million unrealized gains in 2023 on commodity derivatives and $146 million primarily from lower natural gas prices
◦$92 million primarily from lower diversion fees due to lower natural gas prices
▪$33 million lower transportation revenues driven by a customer’s early termination of firm transportation agreements in 2023
▪$12 million from TdM mainly due to lower power prices offset by higher volumes
In the three months ended March 31, 2024 compared to the same period in 2023, Sempra’s cost of sales from energy-related businesses decreased by $84 million (44%) to $109 million primarily due to lower natural gas prices offset by higher volumes at TdM.
Operation and Maintenance
In the three months ended March 31, 2024 compared to the same period in 2023, Sempra’s O&M increased by $3 million remaining at $1.2 billion primarily due to:
▪$29 million increase at Sempra Infrastructure due to:
◦$11 million from a provision for expected credit losses on a customer’s past due receivable balance
◦$8 million higher development costs and certain non-capitalized expenses from projects under construction
◦$5 million higher purchased services
Offset by:
▪$30 million decrease at Sempra California due to:
◦$47 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
◦$17 million higher non-refundable operating costs
Other Income, Net
In the three months ended March 31, 2024 compared to the same period in 2023, Sempra’s other income, net, increased by $58 million to $99 million primarily due to:
▪$53 million increase from a $28 million credit in 2024 compared to $25 million cost in 2023 for the non-service components of net periodic benefit cost primarily at Sempra California
▪$4 million higher AFUDC equity at Sempra California
Offset by:
▪$5 million lower gains from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions at Sempra Infrastructure due to 2023 gains on cross-currency swaps as a result of fluctuation of the Mexican peso

Interest Expense
In the three months ended March 31, 2024 compared to the same period in 2023, Sempra’s interest expense decreased by $61 million (17%) to $305 million primarily due to:
▪$95 million at Sempra Infrastructure primarily due to:
◦$47 million interest expense in 2023 comprised of $33 million net unrealized losses and $14 million settlement on a contingent interest rate swap related to the PA LNG Phase 1 project
◦$37 million lower interest expense due to higher capitalization of interest expense on projects under construction
Offset by:
▪$18 million at Sempra California primarily from higher debt balances from debt issuances
▪$16 million at Parent and other primarily due to higher debt balances from debt issuances and higher borrowings on commercial paper
Income Taxes

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Sempra:
Income tax expense	$172	$376

Income before income taxes and equity earnings	$705	$1,329
Equity earnings, before income tax(1)	134	132
Pretax income	$839	$1,461

Effective income tax rate	21%	26%
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
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. Sempra intends to elect this change in tax accounting method in its consolidated 2023 income tax return filing and has applied this methodology in the calculation of its 2024 forecasted ETR.
Sempra records regulatory liabilities for benefits that will be flowed through to customers in the future.
In the three months ended March 31, 2024 compared to the same period in 2023, Sempra’s income tax expense decreased by $204 million primarily due to:
▪$82 million from $53 million income tax expense in 2024 compared to $135 million income tax expense in 2023 from foreign currency and inflation effects on our monetary positions in Mexico
▪lower pretax income
▪higher income tax benefits from flow-through items, including an income tax benefit in 2024 from adopting a change in tax accounting method for gas repairs expenditures
Offset by:
▪$42 million from $12 million income tax expense in 2024 compared to $30 million income tax benefit in 2023 from the interim period application of an annual forecasted consolidated ETR
▪income tax benefit in 2023 from the recognition of ITCs from standalone energy storage projects under the IRA
We discuss the impact of foreign currency exchange rates and inflation on income taxes below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.” See Note 1 of the Notes to Condensed Consolidated Financial Statements in this report and Notes 1 and 8 of the Notes to Consolidated Financial Statements in the Annual Report for further details about our accounting for income taxes and items subject to flow-through treatment.

Equity Earnings
In the three months ended March 31, 2024 compared to the same period in 2023, Sempra’s equity earnings increased by $129 million to $348 million primarily due to:
▪$100 million at Oncor Holdings driven by:
◦higher revenues primarily attributable to:
•rate updates to reflect increases in invested capital
•increases in transmission billing units
•higher customer consumption partially attributable to weather
•new base rates implemented in May 2023
•customer growth
◦write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review
Offset by:
◦higher interest expense and depreciation expense attributable to invested capital
◦higher O&M
▪$15 million at IMG due to lower income tax expense
▪$12 million at TAG Norte from the impact of new tariffs going into effect in June 2023
Earnings Attributable to Noncontrolling Interests
In the three months ended March 31, 2024 compared to the same period in 2023, Sempra’s earnings attributable to NCI decreased by $123 million to $69 million primarily due to a decrease in SI Partners’ net income.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months ended March 31, 2024, the change in our earnings as a result of foreign currency translation rates was negligible compared to the same period in 2023.
Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended March 31,
	2024	2023	2024	2023
Other income, net	$99	$41	$1	$6
Income tax expense	(172)	(376)	(53)	(135)
Equity earnings	348	219	(8)	(31)
Net income	881	1,172	(60)	(160)
Earnings attributable to noncontrolling interests	(69)	(192)	19	51
Earnings attributable to common shares	801	969	(41)	(109)

We discuss herein SDG&E’s results of operations and significant changes in earnings, revenues and costs for the three months ended March 31, 2024 compared to the same period in 2023.
SDG&E recorded CPUC-authorized revenues in the three months ended March 31, 2024 based on 2023 levels authorized under the 2019 GRC because a final decision in the 2024 GRC remains pending.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended March 31, 2024 compared to the same period in 2023, the decrease in earnings of $35 million (14%) to $223 million was primarily due to:
▪$21 million lower CPUC base operating margin, net of operating expenses, offset by higher authorized cost of capital. SDG&E recorded CPUC-authorized revenues based on 2023 authorized levels
▪$8 million higher net interest expense
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended March 31, 2024 compared to the same period in 2023, SDG&E’s electric revenues increased by $29 million (3%) to $1.1 billion primarily due to:
▪$58 million in 2023 from the recognition of ITCs from standalone energy storage projects, which are offset in income tax expense
▪$23 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$18 million higher revenues from transmission operations
▪$10 million higher CPUC-authorized revenues attributable to higher authorized cost of capital
Offset by:
▪$30 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$28 million lower cost of electric fuel and purchased power, which we discuss below
▪$10 million lower revenues from a $7 million credit in 2024 compared to $3 million cost in 2023 for the non-service components of net periodic benefit cost, which fully offsets in other income, net

In the three months ended March 31, 2024 compared to the same period in 2023, SDG&E’s cost of electric fuel and purchased power decreased by $28 million (21%) to $107 million primarily due to:
▪$107 million lower purchased power from the California ISO due to lower customer demand from departing load now served by CCAs and lower market prices
▪$62 million lower utility-owned generation costs
▪$29 million lower purchased power due to higher excess capacity sales to third parties and lower energy costs
Offset by:
▪$102 million lower sales to the California ISO due to lower market prices
▪$75 million realized gains in 2023 on derivative contracts for fixed-price natural gas, which are entered into to hedge the cost of electric fuel
Natural Gas Revenues and Cost of Natural Gas
In the three months ended March 31, 2024 and 2023, SDG&E’s average cost of natural gas per thousand cubic feet was $6.79 and $20.22, respectively. The average cost of natural gas sold at SDG&E is impacted by market prices, as well as transportation, tariff and other charges.
In the three months ended March 31, 2024 compared to the same period in 2023, SDG&E’s natural gas revenues decreased by $303 million (49%) to $319 million primarily due to:
▪$277 million decrease in cost of natural gas sold, which we discuss below
▪$16 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax expense
In the three months ended March 31, 2024 compared to the same period in 2023, SDG&E’s cost of natural gas decreased by $277 million to $102 million primarily due to:
▪$201 million lower average natural gas prices
▪$76 million lower volumes driven by weather
Operation and Maintenance
In the three months ended March 31, 2024 compared to the same period in 2023, SDG&E’s O&M decreased by $16 million (4%) to $411 million primarily due to:
▪$34 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
▪$18 million higher non-refundable operating costs
Other Income, Net
In the three months ended March 31, 2024 compared to the same period in 2023, SDG&E’s other income, net, increased by $5 million (18%) to $33 million primarily due to:
▪$14 million increase from a $10 million credit in 2024 compared to $4 million cost in 2023 for the non-service components of net periodic benefit cost
Offset by:
▪$3 million lower net interest income on regulatory balancing accounts
▪$3 million lower AFUDC equity
Interest Expense
In the three months ended March 31, 2024 compared to the same period in 2023, SDG&E’s interest expense increased by $10 million (8%) to $128 million primarily from higher debt balances from debt issuances.

Income Taxes

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2024	2023
SDG&E:
Income tax expense	$40	$7
Income before income taxes	$263	$265
Effective income tax rate	15%	3%
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. SDG&E intends to elect this change in tax accounting method in Sempra’s consolidated 2023 income tax return filing and has applied this methodology in the calculation of its 2024 forecasted ETR.
SDG&E records regulatory liabilities for benefits that will be flowed through to customers in the future.
In the three months ended March 31, 2024 compared to the same period in 2023, SDG&E’s income tax expense increased by $33 million primarily due to:
▪income tax benefit in 2023 from the recognition of ITCs from standalone energy storage projects under the IRA
Offset by:
▪higher income tax benefits from flow-through items, including an income tax benefit in 2024 from adopting a change in tax accounting method for gas repairs expenditures.
We discuss herein SoCalGas’ results of operations and significant changes in earnings, revenues and costs for the three months ended March 31, 2024 compared to the same period in 2023.
SoCalGas recorded CPUC-authorized revenues in the three months ended March 31, 2024 based on 2023 levels authorized under the 2019 GRC because a final decision in the 2024 GRC remains pending.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended March 31, 2024 compared to the same period in 2023, the decrease in earnings of $1 million to $359 million were primarily due to:
▪$11 million lower income tax benefits primarily from flow-through items
▪$7 million higher net interest expense
Offset by:
▪$9 million higher CPUC base operating margin, net of higher operating expenses in 2023, including higher authorized cost of capital. SoCalGas recorded CPUC-authorized revenues based on 2023 authorized levels
▪$7 million higher AFUDC equity
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Natural Gas Revenues and Cost of Natural Gas
In the three months ended March 31, 2024 and 2023, SoCalGas’ average cost of natural gas per thousand cubic feet was $4.50 and $19.00, respectively. The average cost of natural gas sold at SoCalGas is impacted by market prices, as well as transportation and other charges.
In the three months ended March 31, 2024 compared to the same period in 2023, SoCalGas’ natural gas revenues decreased by $2.0 billion to $1.8 billion primarily due to:
▪$1.9 billion decrease in cost of natural gas sold, which we discuss below
▪$60 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax expense
▪$40 million lower revenues from a $22 million credit in 2024 compared to $18 million cost in 2023 for the non-service components of net periodic benefit cost, which fully offsets in other income (expense), net
▪$25 million lower franchise fee revenues
▪$13 million lower revenues associated with refundable programs, which are fully offset in O&M
Offset by:
▪$19 million higher CPUC-authorized revenues attributable to higher authorized cost of capital
▪$12 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
In the three months ended March 31, 2024 compared to the same period in 2023, SoCalGas’ cost of natural gas decreased by $1.9 billion to $465 million primarily due to:
▪$1.5 billion lower average natural gas prices
▪$386 million lower volumes driven by weather
Operation and Maintenance
In the three months ended March 31, 2024 compared to the same period in 2023, SoCalGas’ O&M decreased by $12 million (2%) to $613 million primarily due to lower expenses associated with refundable programs, which costs are recovered in revenue.
Other Income (Expense), Net
In the three months ended March 31, 2024 compared to the same period in 2023, SoCalGas’ other income, net, was $47 million compared to other expense, net, of $8 million primarily due to:
▪$40 million increase from a $21 million credit in 2024 compared to $19 million cost in 2023 for the non-service components of net periodic benefit cost
▪$7 million higher AFUDC equity
Interest Expense
In the three months ended March 31, 2024 compared to the same period in 2023, SoCalGas’ interest expense increased by $8 million (12%) to $77 million primarily from higher debt balances from debt issuances.

Income Taxes

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2024	2023
SoCalGas:
Income tax expense	$43	$94
Income before income taxes	$402	$454
Effective income tax rate	11%	21%
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. SoCalGas intends to elect this change in tax accounting method in Sempra’s consolidated 2023 income tax return filing and has applied this methodology in the calculation of its 2024 forecasted ETR.
SoCalGas records regulatory liabilities for benefits that will be flowed through to customers in the future.
In the three months ended March 31, 2024 compared to the same period in 2023, SoCalGas’ income tax expense decreased by $51 million primarily due to higher income tax benefits from flow-through items, including an income tax benefit in 2024 from adopting a change in tax accounting method for gas repairs expenditures, and lower pretax income.

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under or supported by our credit facilities, other incurrences of debt which may include issuing debt securities and obtaining term loans, and other financing transactions which may include issuing equity securities, distributions from our equity method investments, project financing and funding from NCI owners. We believe that these cash flow sources, combined with available funds, will be adequate to fund our operations in both the short-term and long-term, including to:
▪finance capital expenditures
▪repay debt
▪fund dividends
▪fund contractual and other obligations and otherwise meet liquidity requirements
▪fund capital contribution requirements
▪fund new business or asset acquisitions
Sempra, SDG&E and SoCalGas currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow or otherwise raise money at market rates from commercial banks, under existing revolving credit facilities, through public offerings of debt or equity securities, or through private placements of debt supported by our revolving credit facilities in the case of commercial paper. However, our ability to access these markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if economic conditions worsen or disruptions to or volatility in these markets increase. Debt funding has become less attractive due to the rise in both short-term and long-term interest rates. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term debt and equity financing. Also, cash flows from operations may be impacted by the timing of commencement and completion of, and potentially cost overruns for, large projects and other material events, such as the settlement of material litigation. If cash flows from operations were to be significantly reduced or we were unable to borrow or obtain other financing under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety/reliability) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our goal to maintain our investment-grade credit ratings.

Common Stock Offering and Forward Sale Agreements
As we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements in this report and Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, our offering of Sempra common stock completed in November 2023 provided initial net proceeds of $144 million upon the underwriters’ partial exercise of their over-allotment option to purchase additional shares of our common stock. We did not initially receive any proceeds from the sale of our common stock pursuant to the forward sale agreements entered into in connection with the offering. The forward sale agreements permit us to elect, subject to certain conditions, physical settlement, cash settlement or net share settlement for all or a portion of our obligations under the agreements. We expect to settle the forward sale agreements entirely by delivery of shares of our common stock under physical settlement in exchange for cash proceeds in one or more settlements no later than December 31, 2024, which is the final settlement date under the agreements. As of May 7, 2024, at the initial forward sale price of $68.845 per share, we expect that the net proceeds from full physical settlement of the forward sale agreements would be approximately $1.2 billion (net of underwriting discounts, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). If we were to elect cash settlement or net share settlement instead of physical settlement, the amount of cash proceeds we receive upon settlement would be less, perhaps substantially, or we may not receive any cash proceeds or we may deliver cash (in an amount that could be significant) or shares of our common stock to the counterparties to the forward sale agreements.
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

AVAILABLE FUNDS AT MARCH 31, 2024
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$606	$293	$54
Available unused credit(2)	8,376	1,500	1,057
(1)    Amounts at Sempra include $196 held in non-U.S. jurisdictions. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding and any letters of credit outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures or acquisitions. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper and lines of credit were our primary sources of short-term debt funding in the first three months of 2024.
We discuss our short-term debt activities in Note 6 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”

Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first three months of 2024 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra 6.875% junior subordinated notes	$600	2054
SDG&E 5.55% first mortgage bonds	600	2054
SoCalGas 5.6% first mortgage bonds	500	2054
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	94	2025
Sempra Infrastructure variable rate notes (PA LNG Phase 1 project)	15	2030

Payments:	Payments	Maturity
SDG&E variable rate term loan	$400	2024
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 6 of the Notes to Condensed Consolidated Financial Statements.
Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first three months of 2024.

CREDIT RATINGS AT MARCH 31, 2024

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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at March 31, 2024.
Loans to/from Affiliates
At March 31, 2024, Sempra had $298 million in loans due to unconsolidated affiliates.
Minimum Tax Directive
The Organization for Economic Cooperation and Development has introduced a framework to implement a global minimum corporate tax of 15%, referred to as the “minimum tax directive.” Many aspects of the minimum tax directive became effective beginning in 2024. While it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, other countries are in the process of introducing and enacting legislation to implement the minimum tax directive. We do not currently expect the minimum tax directive to have a material effect on Sempra’s, SDG&E’s or SoCalGas’ results of operations, financial condition and/or cash flows.

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
The implementation of customer assistance programs and higher 2023 winter season customer billings have resulted in certain SDG&E and SoCalGas customers exhibiting slower payment and higher levels of nonpayment than has been the case historically. In January 2024, the CPUC directed SDG&E and SoCalGas to offer long-term repayment plans to eligible residential customers with past-due balances until October 2026. Delay in payments by customers impacts the timing of SDG&E’s and SoCalGas’ cash flows.
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
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totaled $290 million at March 31, 2024. We describe the Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund with respect to wildfires that have occurred since enactment of the Wildfire Legislation in July 2019. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record accelerated amortization against earnings when available coverage is reduced due to recoverable claims from any of the participating IOUs, as was the case in 2023 after Pacific Gas and Electric Company indicated that it will seek reimbursement from the Wildfire Fund for losses associated with the Dixie Fire, which burned from July 2021 through October 2021 and was reported to be the largest single wildfire (measured by acres burned) in California history. If any California electric IOU’s equipment is determined to be a cause of a fire, it could have a material adverse effect on SDG&E’s and Sempra’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Wildfire Mitigation Cost Recovery Mechanism
In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC describing $2.2 billion in costs to implement its wildfire mitigation plans from 2019 through 2022, and seeking review and recovery of the incremental wildfire mitigation plan costs incurred during that period, totaling $1.5 billion. SDG&E expects to receive a proposed decision on this request in late 2024. In February 2024, the CPUC approved an interim cost recovery mechanism that would permit SDG&E to recover in rates $194 million of its wildfire mitigation plan regulatory account balance in 2024 and, if a recovery mechanism is not in place by January 1, 2025, an additional $96 million in 2025. Such recovery of SDG&E’s wildfire mitigation plan regulatory account balance will be subject to reasonableness review by the CPUC. SDG&E also expects to submit a separate request for review and recovery of its 2023 wildfire mitigation plan costs in late 2024.
Off-Balance Sheet Arrangements
SDG&E has entered into PPAs and tolling agreements that are variable interests in unconsolidated entities. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.

SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced the Leak, which we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements in this report and in “Part I – Item 1A. Risk Factors” in the Annual Report.
Accounting and Other Impacts. At March 31, 2024, $29 million is accrued in Other Current Liabilities and $2 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. These accruals do not include any amounts in excess of what has been reasonably estimated to resolve certain matters that we describe in “Legal Proceedings – SoCalGas – Aliso Canyon Natural Gas Storage Facility Gas Leak – Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements, nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs. We are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
At March 31, 2024, the Aliso Canyon natural gas storage facility had a net book value of $1.0 billion. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, and natural gas reliability and electric generation could be jeopardized.
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
Rates and Cost Recovery
The PUCT issued a final order in Oncor’s most recent comprehensive base rate proceeding in April 2023, and rates implementing that order went into effect on May 1, 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by Oncor and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. In September 2023, Oncor filed an appeal in Travis County District Court seeking judicial review of certain rate base disallowances and related expense effects of those disallowances in the PUCT’s order on rehearing. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, Oncor appealed the court’s dismissal with the Third Court of Appeals in Texas.

Off-Balance Sheet Arrangement
Our investment in Oncor Holdings is a variable interest in an unconsolidated entity. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Sempra Infrastructure
Sempra Infrastructure expects to fund capital expenditures, investments and operations in part with available funds, including existing credit facilities, and cash flows from operations from the Sempra Infrastructure businesses. We expect Sempra Infrastructure will require additional funding for the development and expansion of its portfolio of projects, which may be financed through a combination of funding from the parent and NCI owners, bank financing, issuances of debt, project financing, partnering in JVs and asset sales.
Sempra, KKR Pinnacle and ADIA directly or indirectly own a 70%, 20%, and 10% interest, respectively, in SI Partners, and KKR Denali, an affiliate of ConocoPhillips and TotalEnergies SE each own a 60%, 30% and 16.6% interest, respectively, in three separate SI Partners subsidiaries. In the three months ended March 31, 2024 and 2023, Sempra Infrastructure distributed $111 million and $43 million, respectively, to its NCI owners, and NCI owners contributed $474 million and $97 million, respectively, to Sempra Infrastructure.
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
LNG
Cameron LNG Phase 2 Project. Cameron LNG JV is developing a proposed expansion project that would add one electric drive liquefaction train with an expected maximum production capacity of approximately 6.75 Mtpa and would increase the production capacity of the existing three trains at the Cameron LNG Phase 1 facility by up to approximately 1 Mtpa through debottlenecking activities. The Cameron LNG JV site can accommodate additional trains beyond the proposed Cameron LNG Phase 2 project.
Cameron LNG JV has received major permits, as amended to allow the use of electric drives for a one-train electric drive expansion along with other design enhancements, and FTA and non-FTA approvals associated with the potential expansion. The non-FTA approval for the proposed Cameron LNG Phase 2 project includes, among other things, a May 2026 deadline to commence commercial exports, for which we expect to request an extension.

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
After completion of certain value engineering work in the first quarter of 2024, Cameron LNG JV is conducting additional value engineering work to improve the overall value of the project and evaluate other potential EPC contractors. We expect this work will continue through the end of 2024 and we could be in a position to make a final investment decision in the first half of 2025, subject to satisfactory conclusion on the EPC process as well as completion of all related financing and permitting activities necessary to align our authorizations with the proposed schedule for the project.
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
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025 for an aggregate principal amount of up to $1.3 billion, of which $926 million was outstanding at March 31, 2024. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
With respect to the ECA LNG Phase 1 and Phase 2 projects, recent and proposed changes to the law in Mexico and an unfavorable resolution of land disputes and permit challenges, in each case that we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, could have a material adverse effect on the development and construction of these projects.
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
PA LNG Phase 1 Project. Sempra Infrastructure is constructing a natural gas liquefaction project on a greenfield site that it owns in the vicinity of Port Arthur, Texas, located along the Sabine-Neches waterway. The PA LNG Phase 1 project will consist of two liquefaction trains, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services with a nameplate capacity of approximately 13 Mtpa and an initial offtake capacity of approximately 10.5 Mtpa. SI Partners, KKR Denali and an affiliate of ConocoPhillips indirectly own a 28%, 42% and 30% interest, respectively, in the PA LNG Phase 1 project, and Sempra holds a 19.6% indirect interest in the project.
Sempra Infrastructure has received authorizations from the DOE that permit the LNG to be produced from the PA LNG Phase 1 project to be exported to all current and future FTA and non-FTA countries. In April 2019, the FERC approved the siting, construction and operation of the PA LNG Phase 1 project. In June 2023, Port Arthur LNG requested authorization from the FERC to increase its work force and implement a 24-hours-per-day construction schedule to further enhance construction efficiency while reducing temporal impacts to the community and environment in the vicinity of the project. If approved, the authorization would provide the EPC contractor with more optionality to meet or exceed the project’s construction schedule, subject to the timing of FERC approval. In March 2024, the FERC issued an environmental assessment for the project.
The PA LNG Phase 1 project holds two Clean Air Act, Prevention of Significant Deterioration permits issued by the TCEQ, which we refer to as the “2016 Permit” and the “2022 Permit.” The 2022 Permit also governs emissions for the proposed PA LNG Phase 2 project. In November 2023, a panel of the U.S. Court of Appeals for the Fifth Circuit issued a decision to vacate and remand the 2022 Permit to the TCEQ for additional explanation of the agency’s permit decision. In February 2024, the court withdrew its opinion and referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. The 2022 Permit is effective during the Texas Supreme Court’s review. The 2016 Permit was not the subject of, and is unaffected by, the pending litigation of the 2022 Permit. Construction of the PA LNG Phase 1 project is proceeding uninterrupted under existing permits, and we do not currently anticipate material impacts to the PA LNG Phase 1 project cost, schedule or expected commercial operations at this stage.
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
We have an EPC contract with Bechtel Energy Inc. to construct the PA LNG Phase 1 project. In March 2023, we issued a final notice to proceed under the EPC contract, which has an estimated price of approximately $10.7 billion. We estimate the capital expenditures for the PA LNG Phase 1 project will be approximately $13 billion, including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates. We expect the first and second trains of the PA LNG Phase 1 project to commence commercial operations in 2027 and 2028, respectively.
As we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements, SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of March 31, 2024, an aggregate amount of $2.2 billion has been paid by SI Partners’ indirect subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
In March 2023, Port Arthur LNG entered into a seven-year term loan facility agreement with a syndicate of lenders for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility agreement for up to $200 million. The facilities mature in March 2030. Proceeds from the loans will be used to finance the cost of construction of the PA LNG Phase 1 project. At March 31, 2024, $273 million of borrowings were outstanding under the term loan facility agreement.

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
As we discuss above, a U.S. federal court previously issued and subsequently withdrew a decision that would have vacated and remanded the 2022 Permit authorizing emissions from the PA LNG Phase 1 and Phase 2 projects to the TCEQ for additional explanation of the agency’s permit decision. The U.S. Court of Appeals for the Fifth Circuit has referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. The 2022 Permit is effective pending the Texas Supreme Court’s review.
Sempra Infrastructure has entered into a non-binding HOA for the negotiation and potential finalization of a definitive SPA with INEOS for approximately 0.2 Mtpa of LNG offtake from the proposed PA LNG Phase 2 project.
Vista Pacifico LNG Liquefaction Project. Sempra Infrastructure is developing the Vista Pacifico LNG project, a mid-scale natural gas liquefaction export facility proposed to be located in the vicinity of the Port of Topolobampo in Sinaloa, Mexico. While the non-binding development agreement with the CFE has expired, we expect to extend the agreement and continue to progress with the CFE on the negotiation of definitive agreements, including a natural gas supply agreement. The proposed LNG export terminal would be supplied with U.S. natural gas and would use excess natural gas and pipeline capacity on existing pipelines in Mexico with the intent of helping to meet growing demand for natural gas and LNG in the Mexican and Pacific markets.
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
Asset and Supply Optimization. As we discuss in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report, Sempra Infrastructure enters into hedging transactions to help mitigate commodity price risk and optimize the value of its LNG, natural gas pipelines and storage, and power-generating assets. Some of these derivatives that we use as economic hedges do not meet the requirements for hedge accounting, or hedge accounting is not elected, and as a result, the changes in fair value of these derivatives are recorded in earnings. Consequently, significant changes in commodity prices have in the past and could in the future result in earnings volatility, which may be material, as the economic offset of these derivatives may not be recorded at fair value.
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
Sempra Infrastructure and the CFE have agreed to an amendment to their transportation services agreement and to re-route the portion of the pipeline that is in the Yaqui territory, whereby the CFE would pay for the re-routing with a new tariff. This amendment will terminate if certain conditions are not met, and Sempra Infrastructure retains the right to terminate the transportation services agreement and seek to recover its reasonable and documented costs and lost profit. Sempra Infrastructure continues to acquire and pursue the necessary rights-of-way and permits for the re-routed portion of the pipeline.
The Guaymas-El Oro segment of the Sonora pipeline currently constitutes a Sole Risk Project under the terms of the SI Partners limited partnership agreement. Sole Risk Projects are separated from other SI Partners projects and are conducted at Sempra’s sole cost, expense and liability and we receive, through the acquisition of Sole Risk Interests, any economic and other benefits from such projects. At March 31, 2024, Sempra Infrastructure had $408 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
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
SI Partners holds a 100% indirect interest and Sempra holds a 70% indirect interest in these terminals.
Port Arthur Pipeline Louisiana Connector. Sempra Infrastructure is constructing the Port Arthur Pipeline Louisiana Connector, a 72-mile pipeline connecting the PA LNG Phase 1 project to Gillis, Louisiana, in which SI Partners holds a 100% indirect interest and Sempra holds a 70% indirect interest. In April 2019, the FERC approved the siting, construction and operation of the Port Arthur Pipeline Louisiana Connector, which will be used to supply feed gas to the PA LNG Phase 1 project. In July 2023, Sempra Infrastructure filed a limited amendment application with the FERC to implement construction process enhancements and minor modifications to several discrete sections of the Port Arthur Pipeline Louisiana Connector. These modifications are intended to decrease environmental impacts, accommodate landowner routing requests and enhance construction procedures. In February 2024, the FERC issued an environmental assessment for the project. We expect the Port Arthur Pipeline Louisiana Connector to be ready for service ahead of the PA LNG Phase 1 project’s gas requirements. We estimate the capital expenditures for the project will be approximately $1 billion, including capitalized interest at the project level and project contingency. The actual amount of these capital expenditures may differ substantially from our estimates.
Louisiana Storage. Sempra Infrastructure is constructing Louisiana Storage, a 12.5-Bcf salt dome natural gas storage facility to support the PA LNG Phase 1 project, in which SI Partners holds a 100% indirect interest and Sempra holds a 70% indirect interest. The construction includes an 11-mile pipeline that will connect to the Port Arthur Pipeline Louisiana Connector. In September 2022, the FERC approved the development of the project. We expect Louisiana Storage to be ready for service in time to support the needs of the PA LNG Phase 1 project. We estimate the capital expenditures for the project will be approximately $300 million, including capitalized interest at the project level and project contingency. The actual amount of these capital expenditures may differ substantially from our estimates.

Low Carbon Solutions
Cimarrón Wind. Sempra Infrastructure has made a positive final investment decision on and begun constructing the Cimarrón Wind project, an approximately 320-MW wind generation facility in Baja California, Mexico, in which SI Partners holds a 100% indirect interest and Sempra holds a 70% indirect interest. Sempra Infrastructure has a 20-year PPA with Silicon Valley Power for the long-term supply of renewable energy to the City of Santa Clara, California. Cimarrón Wind will utilize Sempra Infrastructure’s existing cross-border high voltage transmission line to interconnect and deliver clean energy to the East County substation in San Diego County. We estimate the capital expenditures for the project will be approximately $550 million, including capitalized interest at the project level and project contingency. The actual amount of these capital expenditures may differ substantially from our estimates. We expect the Cimarrón Wind project to begin generating energy in late 2025 and commence commercial operations in the first half of 2026.
Hackberry Carbon Sequestration Project. Sempra Infrastructure is developing the potential Hackberry Carbon Sequestration project near Hackberry, Louisiana. This proposed project under development is designed to permanently sequester carbon dioxide from the Cameron LNG Phase 1 facility and the proposed Cameron LNG Phase 2 project. In 2021, Sempra Infrastructure filed an application with the U.S. Environmental Protection Agency (EPA) for a Class VI carbon injection well to advance this project. The permit is pending approval from the State of Louisiana as the EPA has transferred Class VI permitting authority to the state.
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
Legal and Regulatory Matters
See Note 11 of the Notes to Condensed Consolidated Financial Statements in this report and “Part I – Item 1A. Risk Factors” in the Annual Report for discussions of the following legal and regulatory matters affecting our operations in Mexico:
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

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of the Registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2024	$1,851	$676	$887
2023	1,980	372	326
Change	$(129)	$304	$561

Change in net margin posted	$(568)	$83
Lower net income, adjusted for noncash items included in earnings	(179)		$(85)
Change in derivatives	(149)		(161)
Change in GHG allowances, current and noncurrent	(105)		(93)
Change in accounts receivable	(89)	117	26
Change in deferred excess capacity sales	71	71
Change in accounts payable	335	85	158
Change in regulatory accounts, current and noncurrent	603	(75)	678
Other	(48)	23	38
	$(129)	$304	$561

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2024	$(2,107)	$(611)	$(519)
2023	(1,895)	(613)	(458)
Change	$(212)	$2	$(61)

Higher contributions to Oncor Holdings	$(108)
Increase in capital expenditures	(103)		$(61)
Other	(1)	$2
	$(212)	$2	$(61)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2024	$700	$178	$(316)
2023	151	570	118
Change	$549	$(392)	$(434)

Lower payments for short-term debt with maturities greater than 90 days	$1,152
Higher (lower) issuances of long-term debt	908	$(198)	$497
Higher contributions from NCI	377
Settlement of cross-currency swaps in 2023	99
Higher distributions to NCI	(68)
Higher payments on long-term debt and finance leases	(195)	(402)
Proceeds from sale of noncontrolling interest in 2023	(265)
Change in borrowings and repayments of short-term debt, net	(666)	205	(926)
Lower issuances of short-term debt with maturities greater than 90 days	(850)
Other	57	3	(5)
	$549	$(392)	$(434)

Capital Expenditures and Investments

CAPITAL EXPENDITURES AND INVESTMENTS
(Dollars in millions)
	Three months ended March 31,
	2024	2023
Sempra California(1)	$1,143	$1,082
Sempra Texas Utilities	193	85
Sempra Infrastructure	790	744
Parent and other	—	4
Total	$2,126	$1,915
(1)    Includes expenditures for PP&E of $624 at SDG&E for both 2024 and 2023 and $519 and $458 at SoCalGas for 2024 and 2023, respectively.

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
COMMODITY PRICE RISK
Sempra Infrastructure is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first three months of 2024, a hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $15 million at March 31, 2024 compared to $14 million at December 31, 2023.
The one-day value at risk for SDG&E’s and SoCalGas’ commodity positions were $1 million and negligible, respectively, at March 31, 2024 compared to $2 million and $4 million, respectively, at December 31, 2023.

INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	March 31, 2024			December 31, 2023
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$143	$—	$143	$947	$—	$947
Other	1,517	—	—	1,397	—	—
Long-term:
Sempra California fixed-rate	$16,209	$8,950	$7,259	$15,109	$8,350	$6,759
Sempra California variable-rate	—	—	—	400	400	—
Other fixed-rate	11,990	—	—	11,317	—	—
Other variable-rate	926	—	—	890	—	—
(1)    After the effects of interest rate swaps. Before reductions for unamortized discount and debt issuance costs and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings attributable to common shares (but disregarding capitalized interest and impacts on equity earnings from debt at our equity method investees) that would result from a hypothetical change in market interest rates. Earnings attributable to common shares are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at March 31, 2024 increased or decreased by 10%, the change in earnings attributable to common shares over the 12-month period ending March 31, 2025 would be approximately $6 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at March 31, 2024, after considering the effects of interest rate swaps, the change in earnings attributable to common shares over the 12-month period ending March 31, 2025 would be approximately $3 million.
FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURE
We discuss our foreign currency exchange rate risk and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At March 31, 2024, there were no significant changes to our exposure to foreign currency exchange rate risk since December 31, 2023.
In 2023 and 2024 to date, SDG&E and SoCalGas have experienced inflationary pressures from increases in various costs, including the cost of natural gas, electric fuel and purchased power, labor, materials and supplies, as well as availability of labor and materials. Sempra Texas Utilities has experienced increased costs of labor and materials and does not have specific regulatory mechanisms that allow for recovery of higher costs due to inflation; rather, recovery is limited to rate updates through capital trackers and base rate reviews, which may result in partial non-recovery due to the regulatory lag. If such costs continue to be subject to significant inflationary pressures and we are not able to fully recover such higher costs in rates or there is a delay in recovery, these increased costs may have a significant effect on Sempra’s, SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in Sempra’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, any such company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) or environmental proceedings described in Item 103(c)(3) of SEC Regulation S-K except for the matters (1) described in Note 11 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report, or (2) referred to in “Part I – Item 2. MD&A” in this report or in “Part I – Item 1A. Risk Factors” or “Part II – Item 7. MD&A” in the Annual Report.

ITEM 1A. RISK FACTORS
When evaluating our company and its consolidated entities and any investment in our or their securities, you should carefully consider the risk factors and all other information contained in this report and the other documents we file with the SEC (including those filed subsequent to this report), including the factors discussed in “Part I – Item 2. MD&A” in this report and “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A” in the Annual Report. Any of the risks and other information discussed in this report or any of the risk factors discussed in “Part I – Item 1A. Risk Factors” or “Part II – Item 7. MD&A” in the Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently consider immaterial, could materially adversely affect our results of operations, financial condition, cash flows, prospects and/or the trading prices of our securities or those of our consolidated entities.

ITEM 5. OTHER INFORMATION
(a)As previously reported, in January 2018 and July 2018, respectively, Sempra (i) filed with the Secretary of State of the State of California a certificate of determination of preferences of its series A preferred stock (the Series A Certificate of Determination) and a certificate of determination of preferences of its series B preferred stock (the Series B Certificate of Determination), which amended Sempra’s amended and restated articles of incorporation to establish the designations, privileges, preferences, rights and restrictions of its series A preferred stock and series B preferred stock, and (ii) issued 17,250,000 shares of series A preferred stock and 5,750,000 shares of series B preferred stock in underwritten public offerings. Pursuant to the terms of the Series A Certificate of Determination and the Series B Certificate of Determination, on January 15, 2021 and July 15, 2021, respectively, all outstanding shares of series A preferred stock and series B preferred stock were converted into 27,562,050 and 8,513,440 shares, respectively, of Sempra’s common stock. After such conversions, no shares of series A preferred stock or series B preferred stock remain outstanding.
On May 2, 2024, Sempra filed with the Secretary of State of the State of California a certificate of amendment of the Series A Certificate of Determination and the Series B Certificate of Determination, which further amended Sempra’s amended and restated articles of incorporation. Pursuant to such certificate of amendment, and in order to implement the revocation of the series A preferred stock and series B preferred stock, effective May 2, 2024, (i) the number of authorized shares of series A preferred stock was decreased from 17,250,000 to zero, (ii) the number of authorized shares of series B preferred stock was decreased from 5,750,000 to zero, and (iii) each such series of stock is no longer an authorized series of Sempra’s capital stock and the Series A Certificate of Determination and Series B Certificate of Determination are no longer in force.
A copy of such certificate of amendment is filed as Exhibit 3.6 hereto and incorporated herein by reference. The summary set forth above is qualified in its entirety by reference to such exhibit.
(b)None.
(c)During the most recent fiscal quarter, (i) the individual listed below, who was at the time a Sempra director or officer, adopted a Rule 10b5-1 trading arrangement with respect to the securities of Sempra, with the material terms described below; (ii) no Sempra directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement with respect to the securities of Sempra; and (iii) no SDG&E or SoCalGas directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement with respect to the securities of each such Registrant. As used herein, directors and officers are as defined in Rule 16a-1(f) under the Exchange Act, a Rule 10b5-1 trading arrangement is as defined in Item 408(a) of SEC Regulation S-K, and a non-Rule 10b5-1 trading arrangement is as defined in Item 408(c) of SEC Regulation S-K. The Rule 10b5-1 trading arrangement listed below is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

RULE 10B5-1 TRADING ARRANGEMENT
(In the three months ended March 31, 2024)
Name and title of the director or officer	Date on which the director or officer adopted or terminated the trading arrangement	Duration of the trading arrangement	Aggregate number of securities to be purchased or sold pursuant to the trading arrangement
Sempra:
Peter R. Wall, Senior Vice President, Controller and Chief Accounting Officer	March 19, 2024	From June 18, 2024 until all shares are sold or the trading arrangement is otherwise terminated
6,100 owned shares of Sempra common stock; all shares of Sempra common stock subject to 7,480 performance-based RSUs vesting in January and February of 2025(1), less shares to which Mr. Wall would otherwise be entitled that are withheld to satisfy minimum statutory tax withholding requirements; all shares of Sempra common stock subject to 5,876 performance-based RSUs vesting in January and February of 2026(1), less shares to which Mr. Wall would otherwise be entitled that are withheld to satisfy minimum statutory tax withholding requirements

(1)    Shares subject to the performance-based RSUs scheduled to vest in January and February of 2025 and 2026 generally will vest, in whole or in part, or be forfeited in early 2025 or early 2026, as applicable, based on our total shareholder return for the three-year performance period ending on January 2, 2025 and January 2, 2026, as applicable, and EPS growth (as adjusted for long-term incentive plan purposes) for the three-year performance period ending on December 31, 2024 and December 31, 2025, as applicable. The number of shares that will vest may range from 0% to 200% of the target number of shares (plus dividend equivalents) and cannot be ascertained until the performance period has ended and the Compensation and Talent Development Committee of Sempra’s board of directors has certified the results.

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

3.6
Certificate of Amendment of Certificate of Determination of Preferences of the 6% Mandatory Convertible Preferred Stock, Series A and Certificate of Determination of Preferences of the 6.75% Mandatory Convertible Preferred Stock, Series B of Sempra dated May 2, 2024.
		X

3.7	Bylaws of Sempra (as amended through May 12, 2023).		8-K	3.2	05/16/23

San Diego Gas & Electric Company
3.8	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective August 15, 2014.		10-K	3.4	02/26/15

3.9	Bylaws of San Diego Gas & Electric Company (as amended through October 26, 2016).		10-Q	3.1	11/02/16

Southern California Gas Company
3.10	Restated Articles of Incorporation of Southern California Gas Company effective October 7, 1996.		10-K	3.01	03/28/97

3.11	Bylaws of Southern California Gas Company (as amended through January 30, 2017).		8-K	3.1	01/31/17

EXHIBIT INDEX
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
Certain instruments defining the rights of holders of long-term debt instruments are not required to be filed or incorporated by reference herein pursuant to Item 601(b)(4)(iii)(A) of SEC Regulation S-K. Each Registrant agrees to furnish a copy of such instruments to the SEC upon request.
Sempra
4.1	Officers’ Certificate of Sempra, including the form of 6.875% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2054.		8-K	4.1	03/14/24

Sempra / San Diego Gas & Electric Company
4.2	Seventy-Sixth Supplemental Indenture, dated as of March 22, 2024.		8-K	4.1	03/22/24

Sempra / Southern California Gas Company
4.3	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of March 18, 2024.		8-K	4.1	03/18/24

EXHIBIT 10 -- MATERIAL CONTRACTS
Management Contract or Compensatory Plan, Contract or Arrangement
Sempra / San Diego Gas & Electric Company / Southern California Gas Company
10.1	Form of Sempra 2019 Long-Term Incentive Plan 2024 Nonqualified Stock Option Award Agreement.		10-K	10.8	02/27/24

10.2	Form of Sempra 2019 Long-Term Incentive Plan 2024 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-K	10.9	02/27/24

10.3	Form of Sempra 2019 Long-Term Incentive Plan 2024 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Index.		10-K	10.10	02/27/24

10.4	Form of Sempra 2019 Long-Term Incentive Plan 2024 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Utilities Index.		10-K	10.11	02/27/24

10.5	Form of Sempra 2019 Long-Term Incentive Plan 2024 Time-Based Restricted Stock Unit Award - Three Year Ratable Vest.		10-K	10.12	02/27/24

10.6	Amended and Restated Sempra 2019 Long-Term Incentive Plan.		10-Q	10.1	11/03/23

Sempra
10.7	Form of Sempra 2019 Long-Term Incentive Plan Non-Employee Directors’ Annual Restricted Stock Unit Award.		10-K	10.34	02/27/24

10.8	Form of Sempra 2019 Long-Term Incentive Plan Non-Employee Directors’ Initial Restricted Stock Unit Award.		10-K	10.35	02/27/24

10.9	Severance Pay Agreement between Sempra and Justin C. Bird, signed January 23, 2024 and effective January 1, 2024.		10-K	10.38	02/27/24

10.10	Amended and Restated Severance Pay Agreement between Sempra and Karen L. Sedgwick, signed January 25, 2024 and effective January 1, 2024.		10-K	10.42	02/27/24

10.11*	Aircraft Time Sharing Agreement, effective March 11, 2024, between Sempra and Jeffrey W. Martin.	X

10.12	Sempra Cash Severance Payments Policy.	X

* Portions of the exhibit have been omitted in accordance with applicable SEC rules.

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra
31.1	Certification of Sempra’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra
32.1	Certification of Sempra’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA, (Registrant)

Date: May 7, 2024	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 7, 2024	By: /s/ Valerie A. Bille
Valerie A. Bille
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 7, 2024	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)