Form 10-Q
period 2024-06-30
SEMPRA; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2024-08-06
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		June 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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
☐

Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding as of August 1, 2024:

Sempra	633,145,875 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra

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

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
amparo	an extraordinary constitutional appeal governed by Articles 103 and 107 of the Mexican Constitution and filed in Mexican federal court
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASU	Accounting Standards Update
Bcf	billion cubic feet
Bechtel	Bechtel Energy Inc.
bps	basis points
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CCA	Community Choice Aggregation
CCM	cost of capital adjustment mechanism
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
CNBV	Comisión Nacional Bancaria y de Valores (Mexico’s National Banking and Securities Commission)
CODM	chief operating decision maker as defined in Accounting Standards Codification 280
ConocoPhillips	ConocoPhillips Company
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EPC	engineering, procurement and construction
EPS	earnings per common share
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HOA	Heads of Agreement
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IMG	Infraestructura Marina del Golfo
INEOS	INEOS Energy Trading Limited, a subsidiary of INEOS Limited
IOU	investor-owned utility
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service

GLOSSARY (CONTINUED)

ISO	Independent System Operator
ITC	investment tax credit
JV	joint venture
KKR Denali	KKR Denali Holdco LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
KKR Pinnacle	KKR Pinnacle Investor L.P. (as successor-in-interest to KKR Pinnacle Aggregator L.P.), an affiliate of Kohlberg Kravis Roberts & Co. L.P.
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service, Inc.
MORENA	Movimiento Regeneración Nacional (Mexico’s National Regeneration Movement)
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
ORLEN	Polski Koncern Naftowy Orlen S.A.
Other Sempra	All Sempra consolidated entities, except for SDG&E and SoCalGas
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PBOP	postretirement benefits other than pension
Port Arthur LNG	Port Arthur LNG, LLC, an indirect subsidiary of SI Partners that owns the PA LNG Phase 1 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PUCT	Public Utility Commission of Texas
RBS Sempra Commodities	RBS Sempra Commodities LLP
Registrants	has the meaning set forth in Rule 12b-2 under the Exchange Act and consists of Sempra, SDG&E and SoCalGas for purposes of this report
ROE	return on equity
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	Sempra’s 6% mandatory convertible preferred stock, series A
series B preferred stock	Sempra’s 6.75% mandatory convertible preferred stock, series B
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate

GLOSSARY (CONTINUED)

SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement
Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG Norte	TAG Norte Holding, S. de R.L. de C.V.
TAG Pipelines	TAG Pipelines Norte, S. de R.L. de C.V.
TCEQ	Texas Commission on Environmental Quality
TdM	Termoeléctrica de Mexicali
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
U.S. GAAP	generally accepted accounting principles in the United States of America
VAT	value-added tax
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:
▪California wildfires, including potential liability for damages regardless of fault and any inability to recover all or a substantial portion of costs from insurance, the Wildfire Fund, rates from customers or a combination thereof
▪decisions, investigations, inquiries, regulations, denials or revocations of permits, consents, approvals or other authorizations, renewals of franchises, and other actions, including the failure to honor contracts and commitments, by the (i) CPUC, CRE, DOE, FERC, IRS, PUCT and other regulatory bodies and (ii) U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries where we do business
▪the success of business development efforts, construction projects, acquisitions, divestitures, and other significant transactions, including risks related to (i) being able to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) realizing anticipated benefits from any of these efforts if completed, (iv) obtaining third-party consents and approvals and (v) third parties honoring their contracts and commitments
▪macroeconomic trends or other factors that could change our capital expenditure plans and their potential impact on rate base or other growth
▪litigation, arbitration, property disputes and other proceedings, and changes (i) to laws and regulations, including those related to tax and trade policy and the energy industry in Mexico and (ii) due to the results of elections
▪cybersecurity threats, including by state and state-sponsored actors, of ransomware or other attacks on our systems or the systems of third parties with which we conduct business, including the energy grid or other energy infrastructure
▪the availability, uses, sufficiency, and cost of capital resources and our ability to borrow money or otherwise raise capital on favorable terms and meet our obligations, including due to (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook, (ii) instability in the capital markets, or (iii) rising interest rates and inflation
▪the impact on affordability of SDG&E’s and SoCalGas’ customer rates and their cost of capital and on SDG&E’s, SoCalGas’ and Sempra Infrastructure’s ability to pass through higher costs to customers due to (i) volatility in inflation, interest rates and commodity prices, (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of meeting the demand for lower carbon and reliable energy in California, and (iii) with respect to Sempra Infrastructure’s business, volatility in foreign currency exchange rates
▪the impact of climate policies, laws, rules, regulations, trends and required disclosures, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies, the risk of nonrecovery for stranded assets, and uncertainty related to emerging technologies
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events, such as work stoppages, that disrupt our operations, damage our facilities or systems, cause the release of harmful materials or fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms or insurance or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power, natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid, pipeline system or limitations on the withdrawal of natural gas from storage facilities
▪Oncor’s ability to reduce or eliminate its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪other uncertainties, some of which are difficult to predict and beyond our control

We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(unaudited)
REVENUES
Utilities:
Natural gas	$1,494	$1,660	$3,603	$6,072
Electric	1,144	1,054	2,200	2,081
Energy-related businesses	373	621	848	1,742
Total revenues	3,011	3,335	6,651	9,895

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(137)	(311)	(691)	(2,994)
Cost of electric fuel and purchased power	(156)	(88)	(245)	(202)
Energy-related businesses cost of sales	(54)	(81)	(163)	(274)
Operation and maintenance	(1,333)	(1,366)	(2,545)	(2,575)
Depreciation and amortization	(603)	(549)	(1,197)	(1,088)
Franchise fees and other taxes	(156)	(148)	(340)	(340)
Other income, net	30	31	129	72
Interest income	17	17	30	41
Interest expense	(311)	(317)	(616)	(683)
Income before income taxes and equity earnings	308	523	1,013	1,852
Income tax benefit (expense)	130	(175)	(42)	(551)
Equity earnings	433	388	781	607
Net income	871	736	1,752	1,908
Earnings attributable to noncontrolling interests	(146)	(121)	(215)	(313)
Preferred dividends	(11)	(11)	(22)	(22)
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$713	$603	$1,514	$1,572

Basic EPS:
Earnings	$1.13	$0.96	$2.39	$2.50
Weighted-average common shares outstanding	633,450	630,014	633,135	629,926

Diluted EPS:
Earnings	$1.12	$0.95	$2.38	$2.49
Weighted-average common shares outstanding	636,279	632,121	635,817	632,185
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra shareholders’ equity
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended June 30, 2024 and 2023
2024:
Net income	$595	$130	$725	$146	$871
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	—	(16)	(7)	(23)
Financial instruments	5	(12)	(7)	55	48
Pension and other postretirement benefits	8	(2)	6	—	6
Total other comprehensive (loss) income	(3)	(14)	(17)	48	31
Comprehensive income	592	116	708	194	902
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$591	$116	$707	$194	$901
2023:
Net income	$790	$(175)	$615	$121	$736
Other comprehensive income (loss):
Foreign currency translation adjustments	11	—	11	4	15
Financial instruments	69	(20)	49	52	101
Pension and other postretirement benefits	2	(1)	1	—	1
Total other comprehensive income	82	(21)	61	56	117
Comprehensive income	872	(196)	676	177	853
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$871	$(196)	$675	$177	$852

	Six months ended June 30, 2024 and 2023
2024:
Net income	$1,579	$(42)	$1,537	$215	$1,752
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	—	(13)	(6)	(19)
Financial instruments	48	(16)	32	169	201
Pension and other postretirement benefits	13	(3)	10	—	10
Total other comprehensive income	48	(19)	29	163	192
Comprehensive income	1,627	(61)	1,566	378	1,944
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,626	$(61)	$1,565	$378	$1,943
2023:
Net income	$2,146	$(551)	$1,595	$313	$1,908
Other comprehensive income (loss):
Foreign currency translation adjustments	21	—	21	8	29
Financial instruments	8	(4)	4	2	6
Pension and other postretirement benefits	(10)	(1)	(11)	—	(11)
Total other comprehensive income	19	(5)	14	10	24
Comprehensive income	2,165	(556)	1,609	323	1,932
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,164	$(556)	$1,608	$323	$1,931
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2024	2023(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$228	$236
Restricted cash	16	49
Accounts receivable – trade, net	1,552	2,151
Accounts receivable – other, net	441	561
Due from unconsolidated affiliates	7	31
Income taxes receivable	95	94
Inventories	467	482
Prepaid expenses	173	273
Regulatory assets	55	226
Fixed-price contracts and other derivatives	129	122
Greenhouse gas allowances	1,176	1,189
Other current assets	39	56
Total current assets	4,378	5,470

Other assets:
Restricted cash	107	104
Regulatory assets	4,011	3,771
Greenhouse gas allowances	769	301
Nuclear decommissioning trusts	882	872
Dedicated assets in support of certain benefit plans	547	549
Deferred income taxes	134	129
Right-of-use assets – operating leases	711	723
Investment in Oncor Holdings	14,809	14,266
Other investments	2,405	2,244
Goodwill	1,602	1,602
Other intangible assets	305	318
Wildfire fund	272	269
Other long-term assets	1,857	1,603
Total other assets	28,411	26,751

Property, plant and equipment:
Property, plant and equipment	75,923	72,495
Less accumulated depreciation and amortization	(18,239)	(17,535)
Property, plant and equipment, net	57,684	54,960
Total assets	$90,473	$87,181
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2024	2023(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,197	$2,342
Accounts payable – trade	1,753	2,211
Accounts payable – other	257	224
Due to unconsolidated affiliates	3	5
Dividends and interest payable	738	691
Accrued compensation and benefits	378	526
Regulatory liabilities	125	553
Current portion of long-term debt and finance leases	1,711	975
Greenhouse gas obligations	1,176	1,189
Other current liabilities	1,202	1,374
Total current liabilities	9,540	10,090

Long-term debt and finance leases	28,966	27,759

Deferred credits and other liabilities:
Due to unconsolidated affiliates	302	307
Regulatory liabilities	3,959	3,739
Greenhouse gas obligations	334	—
Pension and other postretirement benefit plan obligations, net of plan assets	405	407
Deferred income taxes	5,486	5,254
Asset retirement obligations	3,689	3,642
Deferred credits and other	2,373	2,329
Total deferred credits and other liabilities	16,548	15,678

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50,000,000 shares authorized):
Preferred stock, series C (900,000 shares outstanding)	889	889
Common stock (1,125,000,000 shares authorized; 632,921,816 and 631,431,732 shares outstanding at June 30, 2024 and December 31, 2023, respectively; no par value)	12,250	12,204
Retained earnings	16,461	15,732
Accumulated other comprehensive income (loss)	(121)	(150)
Total Sempra shareholders’ equity	29,479	28,675
Preferred stock of subsidiary	20	20
Other noncontrolling interests	5,920	4,959
Total equity	35,419	33,654
Total liabilities and equity	$90,473	$87,181
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,752	$1,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,197	1,088
Deferred income taxes and investment tax credits	(34)	323
Equity earnings	(781)	(607)
Share-based compensation expense	41	31
Fixed-price contracts and other derivatives	28	(569)
Bad debt expense	94	220
Other	(5)	(19)
Net change in working capital components	(99)	1,474
Distributions from investments	405	402
Changes in other noncurrent assets and liabilities, net	(78)	(514)
Net cash provided by operating activities	2,520	3,737

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(3,830)	(4,282)
Expenditures for investments	(387)	(184)
Purchases of nuclear decommissioning and other trust assets	(401)	(322)
Proceeds from sales of nuclear decommissioning and other trust assets	442	356
Other	8	11
Net cash used in investing activities	(4,168)	(4,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(741)	(734)
Preferred dividends paid	(22)	(22)
Issuances of common stock	18	—
Repurchases of common stock	(40)	(31)
Issuances of debt (maturities greater than 90 days)	3,812	5,614
Payments on debt (maturities greater than 90 days) and finance leases	(1,197)	(3,392)
Decrease in short-term debt, net	(817)	(388)
Advances from unconsolidated affiliates	45	14
Proceeds from sale of noncontrolling interests	—	265
Distributions to noncontrolling interests	(203)	(252)
Contributions from noncontrolling interests	786	543
Settlement of cross-currency swaps	—	(99)
Other	(23)	(61)
Net cash provided by financing activities	1,618	1,457

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	7

(Decrease) increase in cash, cash equivalents and restricted cash	(38)	780
Cash, cash equivalents and restricted cash, January 1	389	462
Cash, cash equivalents and restricted cash, June 30	$351	$1,242
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Six months ended June 30,
	2024	2023
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$574	$612
Income tax payments, net of refunds	233	120

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Repayments of advances from unconsolidated affiliate in lieu of distributions	$62	$36
Accrued capital expenditures	885	863
Increase in finance lease obligations for investment in PP&E	12	36
Decrease in ARO for investment in PP&E	(2)	(46)
Preferred dividends declared but not paid	11	11
Common dividends issued in stock	27	—
Common dividends declared but not paid	393	375
Contributions from NCI	—	186
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended June 30, 2024
Balance at March 31, 2024	$889	$12,209	$16,141	$(104)	$29,135	$5,526	$34,661

Net income			725		725	146	871
Other comprehensive (loss) income				(17)	(17)	48	31

Share-based compensation expense		20			20		20
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($0.62/share)			(393)		(393)		(393)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		21			21		21
Noncontrolling interest activities:
Contributions						312	312
Distributions						(92)	(92)
Balance at June 30, 2024	$889	$12,250	$16,461	$(121)	$29,479	$5,940	$35,419

	Three months ended June 30, 2023
Balance at March 31, 2023	$889	$12,164	$14,796	$(182)	$27,667	$2,578	$30,245

Net income			615		615	121	736
Other comprehensive income				61	61	56	117

Share-based compensation expense		14			14		14
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($0.59/share)			(375)		(375)		(375)
Preferred dividends of subsidiary			(1)		(1)		(1)
Noncontrolling interest activities:
Contributions		(134)			(134)	632	498
Distributions						(209)	(209)
Balance at June 30, 2023	$889	$12,044	$15,024	$(121)	$27,836	$3,178	$31,014
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Six months ended June 30, 2024
Balance at December 31, 2023	$889	$12,204	$15,732	$(150)	$28,675	$4,979	$33,654

Net income			1,537		1,537	215	1,752
Other comprehensive income				29	29	163	192

Share-based compensation expense		41			41		41
Dividends declared:
Series C preferred stock ($24.38/share)			(22)		(22)		(22)
Common stock ($1.24/share)			(785)		(785)		(785)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		45			45		45
Repurchases of common stock		(40)			(40)		(40)
Noncontrolling interest activities:
Contributions						786	786
Distributions						(203)	(203)
Balance at June 30, 2024	$889	$12,250	$16,461	$(121)	$29,479	$5,940	$35,419

	Six months ended June 30, 2023
Balance at December 31, 2022	$889	$12,160	$14,201	$(135)	$27,115	$2,141	$29,256

Net income			1,595		1,595	313	1,908
Other comprehensive income				14	14	10	24

Share-based compensation expense		31			31		31
Dividends declared:
Series C preferred stock ($24.38/share)			(22)		(22)		(22)
Common stock ($1.19/share)			(749)		(749)		(749)
Preferred dividends of subsidiary			(1)		(1)		(1)
Repurchases of common stock		(31)			(31)		(31)
Noncontrolling interest activities:
Contributions		(134)			(134)	729	595
Distributions						(252)	(252)
Sale		18			18	237	255
Balance at June 30, 2023	$889	$12,044	$15,024	$(121)	$27,836	$3,178	$31,014
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(unaudited)
Operating revenues:
Electric	$1,149	$1,058	$2,209	$2,089
Natural gas	206	204	525	826
Total operating revenues	1,355	1,262	2,734	2,915
Operating expenses:
Cost of electric fuel and purchased power	175	107	282	242
Cost of natural gas	37	38	139	417
Operation and maintenance	423	474	834	901
Depreciation and amortization	304	268	602	530
Franchise fees and other taxes	91	90	195	186
Total operating expenses	1,030	977	2,052	2,276
Operating income	325	285	682	639
Other income, net	23	22	56	50
Interest income	3	4	4	5
Interest expense	(131)	(123)	(259)	(241)
Income before income taxes	220	188	483	453
Income tax expense	(34)	(4)	(74)	(11)
Net income/Earnings attributable to common shares	$186	$184	$409	$442
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2024 and 2023
2024:
Net income/Comprehensive income	$220	$(34)	$186
2023:
Net income/Comprehensive income	$188	$(4)	$184

	Six months ended June 30, 2024 and 2023
2024:
Net income/Comprehensive income	$483	$(74)	$409
2023:
Net income/Comprehensive income	$453	$(11)	$442
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2024	2023(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66	$50
Accounts receivable – trade, net	684	870
Accounts receivable – other, net	119	141
Due from unconsolidated affiliates	9	—
Income taxes receivable, net	212	236
Inventories	159	153
Prepaid expenses	86	165
Regulatory assets	23	19
Greenhouse gas allowances	158	158
Other current assets	25	31
Total current assets	1,541	1,823

Other assets:
Regulatory assets	2,014	1,968
Greenhouse gas allowances	269	202
Nuclear decommissioning trusts	882	872
Right-of-use assets – operating leases	358	368
Wildfire fund	272	269
Other long-term assets	151	134
Total other assets	3,946	3,813

Property, plant and equipment:
Property, plant and equipment	31,918	30,918
Less accumulated depreciation and amortization	(7,668)	(7,369)
Property, plant and equipment, net	24,250	23,549
Total assets	$29,737	$29,185
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2024	2023(1)
	(unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$742	$808
Due to unconsolidated affiliates	40	73
Interest payable	87	81
Accrued compensation and benefits	102	145
Deferred capacity sales	202	—
Accrued franchise fees	43	112
Regulatory liabilities	92	447
Current portion of long-term debt and finance leases	39	441
Greenhouse gas obligations	158	158
Asset retirement obligations	122	116
Other current liabilities	229	216
Total current liabilities	1,856	2,597

Long-term debt and finance leases	10,026	9,453

Deferred credits and other liabilities:
Regulatory liabilities	2,662	2,534
Greenhouse gas obligations	45	—
Pension obligation, net of plan assets	81	79
Deferred income taxes	2,993	2,873
Asset retirement obligations	773	778
Deferred credits and other	990	969
Total deferred credits and other liabilities	7,544	7,233

Commitments and contingencies (Note 11)

Shareholder's equity:
Preferred stock (45,000,000 shares authorized; none issued)	—	—
Common stock (255,000,000 shares authorized; 116,583,358 shares outstanding; no par value)	1,660	1,660
Retained earnings	8,659	8,250
Accumulated other comprehensive income (loss)	(8)	(8)
Total shareholder’s equity	10,311	9,902
Total liabilities and shareholder's equity	$29,737	$29,185
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$409	$442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	602	530
Deferred income taxes and investment tax credits	51	(31)
Bad debt expense	24	60
Other	(19)	(29)
Net change in working capital components	(28)	235
Changes in noncurrent assets and liabilities, net	17	(241)
Net cash provided by operating activities	1,056	966

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,234)	(1,239)
Purchases of nuclear decommissioning trust assets	(362)	(265)
Proceeds from sales of nuclear decommissioning trust assets	380	294
Other	10	10
Net cash used in investing activities	(1,206)	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	594	792
Payments on debt (maturities greater than 90 days) and finance leases	(422)	(19)
Decrease in short-term debt, net	—	(205)
Debt issuance costs	(6)	(9)
Net cash provided by financing activities	166	559

Increase in cash and cash equivalents	16	325
Cash and cash equivalents, January 1	50	7
Cash and cash equivalents, June 30	$66	$332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$249	$224

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$188	$233
Increase in finance lease obligations for investment in PP&E	2	4
Increase in ARO for investment in PP&E	—	10
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
	(unaudited)
	Three months ended June 30, 2024
Balance at March 31, 2024	$1,660	$8,473	$(8)	$10,125

Net income		186		186

Balance at June 30, 2024	$1,660	$8,659	$(8)	$10,311

	Three months ended June 30, 2023
Balance at March 31, 2023	$1,660	$7,672	$(7)	$9,325

Net income		184		184

Balance at June 30, 2023	$1,660	$7,856	$(7)	$9,509

	Six months ended June 30, 2024
Balance at December 31, 2023	$1,660	$8,250	$(8)	$9,902

Net income		409		409

Balance at June 30, 2024	$1,660	$8,659	$(8)	$10,311

	Six months ended June 30, 2023
Balance at December 31, 2022	$1,660	$7,414	$(7)	$9,067

Net income		442		442

Balance at June 30, 2023	$1,660	$7,856	$(7)	$9,509
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(unaudited)

Operating revenues	$1,309	$1,467	$3,114	$5,261
Operating expenses:
Cost of natural gas	114	284	579	2,631
Operation and maintenance	707	715	1,320	1,340
Depreciation and amortization	224	208	447	414
Franchise fees and other taxes	60	56	134	145
Total operating expenses	1,105	1,263	2,480	4,530
Operating income	204	204	634	731
Other income (expense), net	13	1	60	(7)
Interest income	2	1	4	5
Interest expense	(78)	(71)	(155)	(140)
Income before income taxes	141	135	543	589
Income tax (expense) benefit	(10)	21	(53)	(73)
Net Income	131	156	490	516
Preferred dividends	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$130	$155	$489	$515
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2024 and 2023
2024:
Net income	$141	$(10)	$131
Other comprehensive income (loss):
Financial instruments	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$142	$(10)	$132
2023:
Net income	$135	$21	$156
Other comprehensive income (loss):
Financial instruments	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$136	$21	$157

	Six months ended June 30, 2024 and 2023
2024:
Net income	$543	$(53)	$490
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	2	—	2
Comprehensive income	$545	$(53)	$492
2023:
Net income	$589	$(73)	$516
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	2	—	2
Comprehensive income	$591	$(73)	$518
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2024	2023(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10	$2
Accounts receivable – trade, net	583	985
Accounts receivable – other, net	71	102
Due from unconsolidated affiliates	1	22
Inventories	260	277
Regulatory assets	31	204
Greenhouse gas allowances	936	950
Other current assets	64	100
Total current assets	1,956	2,642

Other assets:
Regulatory assets	1,910	1,715
Greenhouse gas allowances	407	62
Right-of-use assets – operating leases	23	29
Other long-term assets	693	645
Total other assets	3,033	2,451

Property, plant and equipment:
Property, plant and equipment	27,867	27,025
Less accumulated depreciation and amortization	(8,122)	(7,852)
Property, plant and equipment, net	19,745	19,173
Total assets	$24,734	$24,266
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2024	2023(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$406	$946
Accounts payable – trade	464	811
Accounts payable – other	203	184
Due to unconsolidated affiliates	42	38
Accrued compensation and benefits	179	213
Regulatory liabilities	31	103
Current portion of long-term debt and finance leases	873	523
Greenhouse gas obligations	936	950
Asset retirement obligations	75	73
Other current liabilities	381	566
Total current liabilities	3,590	4,407

Long-term debt and finance leases	6,431	6,288

Deferred credits and other liabilities:
Regulatory liabilities	1,295	1,202
Greenhouse gas obligations	269	—
Pension obligation, net of plan assets	221	231
Deferred income taxes	1,828	1,586
Asset retirement obligations	2,823	2,774
Deferred credits and other	376	368
Total deferred credits and other liabilities	6,812	6,161

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11,000,000 shares authorized; 862,043 shares outstanding)	22	22
Common stock (100,000,000 shares authorized; 91,300,000 shares outstanding; no par value)	2,316	2,316
Retained earnings	5,584	5,095
Accumulated other comprehensive income (loss)	(21)	(23)
Total shareholders’ equity	7,901	7,410
Total liabilities and shareholders’ equity	$24,734	$24,266
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$490	$516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	447	414
Deferred income taxes and investment tax credits	56	79
Bad debt expense	45	160
Other	(13)	(4)
Net change in working capital components	73	40
Changes in noncurrent assets and liabilities, net	(52)	(280)
Net cash provided by operating activities	1,046	925

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(978)	(961)
Net cash used in investing activities	(978)	(961)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Issuances of debt (maturities greater than 90 days)	797	997
Payments on debt (maturities greater than 90 days) and finance leases	(11)	(1,109)
(Decrease) increase in short-term debt, net	(840)	138
Debt issuance costs	(5)	(9)
Net cash (used in) provided by financing activities	(60)	16

Increase (decrease) in cash and cash equivalents	8	(20)
Cash and cash equivalents, January 1	2	21
Cash and cash equivalents, June 30	$10	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$142	$138

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$222	$222
Increase in finance lease obligations for investment in PP&E	10	32
Decrease in ARO for investment in PP&E	(2)	(56)
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended June 30, 2024
Balance at March 31, 2024	$22	$2,316	$5,454	$(22)	$7,770

Net income			131		131
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Balance at June 30, 2024	$22	$2,316	$5,584	$(21)	$7,901

	Three months ended June 30, 2023
Balance at March 31, 2023	$22	$2,316	$4,744	$(23)	$7,059

Net income			156		156
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Balance at June 30, 2023	$22	$2,316	$4,899	$(22)	$7,215

	Six months ended June 30, 2024
Balance at December 31, 2023	$22	$2,316	$5,095	$(23)	$7,410

Net income			490		490
Other comprehensive income				2	2

Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Balance at June 30, 2024	$22	$2,316	$5,584	$(21)	$7,901

	Six months ended June 30, 2023
Balance at December 31, 2022	$22	$2,316	$4,384	$(24)	$6,698

Net income			516		516
Other comprehensive income				2	2

Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Balance at June 30, 2023	$22	$2,316	$4,899	$(22)	$7,215
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
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after June 30, 2024 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.
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

SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at June 30, 2024 and December 31, 2023. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,151 million and $1,166 million at June 30, 2024 and December 31, 2023, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Other Sempra
Oncor Holdings
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $14,809 million and $14,266 million at June 30, 2024 and December 31, 2023, respectively.
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment was $1,114 million at June 30, 2024 and $1,008 million at December 31, 2023. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 5.
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
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $1,680 million and $1,580 million of assets at June 30, 2024 and December 31, 2023, respectively, consisting primarily of PP&E, net, attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $1,049 million and $1,029 million of liabilities at June 30, 2024 and December 31, 2023, respectively, consisting primarily of long-term debt attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 6, IEnova and TotalEnergies SE have provided guarantees for 83.4% and 16.6%, respectively, of the loan facility supporting construction of the liquefaction facility.

Port Arthur LNG
Port Arthur LNG is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that Port Arthur LNG will require future capital contributions or other financial support to finance the construction of the PA LNG Phase 1 project. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate Port Arthur LNG. Sempra consolidated $5,019 million and $3,927 million of assets at June 30, 2024 and December 31, 2023, respectively, consisting primarily of PP&E, net, and other long-term assets attributable to Port Arthur LNG that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $606 million and $600 million of liabilities at June 30, 2024 and December 31, 2023, respectively, consisting primarily of accounts payable and long-term debt attributable to Port Arthur LNG for which creditors do not have recourse to the general credit of Sempra.

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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	June 30, 2024	December 31, 2023
Sempra:
Cash and cash equivalents	$228	$236
Restricted cash, current	16	49
Restricted cash, noncurrent	107	104
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$351	$389

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

Changes in allowances for credit losses for trade receivables and other receivables are as follows:

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2024	2023
Sempra:
Allowances for credit losses at January 1	$533	$181
Provisions for expected credit losses	94	228
Write-offs	(112)	(43)
Allowances for credit losses at June 30	$515	$366
SDG&E:
Allowances for credit losses at January 1	$144	$78
Provisions for expected credit losses	24	63
Write-offs	(42)	(23)
Allowances for credit losses at June 30	$126	$118
SoCalGas:
Allowances for credit losses at January 1	$331	$98
Provisions for expected credit losses	45	164
Write-offs	(70)	(20)
Allowances for credit losses at June 30	$306	$242

Allowances for credit losses related to trade receivables and other receivables are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	June 30,	December 31,
	2024	2023
Sempra:
Accounts receivable – trade, net	$451	$480
Accounts receivable – other, net	52	52
Other long-term assets	12	1
Total allowances for credit losses	$515	$533
SDG&E:
Accounts receivable – trade, net	$96	$116
Accounts receivable – other, net	26	27
Other long-term assets	4	1
Total allowances for credit losses	$126	$144
SoCalGas:
Accounts receivable – trade, net	$272	$306
Accounts receivable – other, net	26	25
Other long-term assets	8	—
Total allowances for credit losses	$306	$331
As we discuss below in “Note Receivable,” we have an interest-bearing promissory note due from KKR Pinnacle. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on this note receivable, including compounded interest and unamortized transaction costs, based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At both June 30, 2024 and December 31, 2023, $6 million of expected credit losses are included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheets.
As we discuss in Note 5, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on this off-balance sheet arrangement based on external credit ratings, published default rate studies and the maturity date of the arrangement. At both June 30, 2024 and December 31, 2023, $5 million of expected credit losses are included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheets.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at the Registrants in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	June 30, 2024	December 31, 2023
Sempra:
Tax sharing arrangement with Oncor Holdings	$—	$25
Various affiliates	7	6
Total due from unconsolidated affiliates – current	$7	$31

Tax sharing arrangement with Oncor Holdings	$(3)	$—
TAG Pipelines – 5.5% Note due January 9, 2024(1)	—	(5)
Total due to unconsolidated affiliates – current	$(3)	$(5)

TAG Pipelines(1):
5.5% Note due January 14, 2025	$—	$(24)
5.5% Note due July 16, 2025	—	(23)
5.5% Note due January 14, 2026	(8)	(20)
5.5% Note due July 14, 2026	(12)	(11)
5.5% Note due January 19, 2027	(15)	(14)
5.5% Note due July 21, 2027	(18)	(17)
5.5% Note due January 19, 2028	(46)	—
TAG Norte – 5.74% Note due December 17, 2029(1)	(203)	(198)
Total due to unconsolidated affiliates – noncurrent	$(302)	$(307)
SDG&E:
SoCalGas	$9	$—
Total due from unconsolidated affiliates – current	$9	$—

Sempra	$(27)	$(44)
SoCalGas	—	(21)
Various affiliates	(13)	(8)
Total due to unconsolidated affiliates – current	$(40)	$(73)

Income taxes due from Sempra(2)	$223	$246
SoCalGas:
SDG&E	$—	$21
Various affiliates	1	1
Total due from unconsolidated affiliates – current	$1	$22

Sempra	$(34)	$(38)
SDG&E	(8)	—
Total due to unconsolidated affiliates – current	$(42)	$(38)

Income taxes due from Sempra(2)	$10	$6
(1)     U.S. dollar-denominated loans at fixed interest rates. Amounts include principal balances plus accumulated interest outstanding and VAT payable to the Mexican government.
(2)    SDG&E and SoCalGas are included in the consolidated income tax return of Sempra, and their respective income tax expense is computed as an amount equal to that which would result from each company having always filed a separate return. Amounts include current and noncurrent income taxes due to/from Sempra.

We summarize income statement information from unconsolidated affiliates in the following table.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sempra:
Revenues	$10	$11	$20	$24
Interest expense	3	4	7	8
SDG&E:
Revenues	$5	$6	$11	$10
Cost of sales	35	27	75	57
SoCalGas:
Revenues	$37	$28	$81	$62
Cost of sales(1)	—	4	(3)	35
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provides guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement. We discuss these guarantees in Note 5.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Natural gas	$147	$174	$1	$1	$132	$155
LNG	8	9	—	—	—	—
Materials and supplies	312	299	158	152	128	122
Total	$467	$482	$159	$153	$260	$277

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $547 million and $549 million at June 30, 2024 and December 31, 2023, respectively.

WILDFIRE FUND
In July 2019, the Wildfire Legislation was signed into law to address certain issues related to catastrophic wildfires in California and their impact on electric IOUs. We discuss the Wildfire Legislation further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E periodically evaluates the estimated period of benefit of the Wildfire Fund asset based on actual experience and changes in assumptions. In the second quarter of 2024, SDG&E revised its estimate of the period of benefit from 15 years to 25 years.

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At June 30, 2024 and December 31, 2023, Other Long-Term Assets includes $340 million and $332 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, on Sempra’s Condensed Consolidated Balance Sheets.

PROPERTY, PLANT AND EQUIPMENT
Sempra Infrastructure’s Sonora natural gas pipeline consists of two pipeline segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the pipeline in the Yaqui territory that has made that section inoperable since August 2017. Sempra Infrastructure and the CFE have agreed to an amendment to their transportation services agreement and to re-route the portion of the pipeline that is in the Yaqui territory, whereby the CFE would pay for the re-routing with a new tariff. This amendment will terminate if certain conditions are not met, and Sempra Infrastructure retains the right to terminate the transportation services agreement and seek to recover its reasonable and documented costs and lost profit. Sempra Infrastructure continues to acquire and pursue the necessary rights-of-way and permits for the re-routed portion of the pipeline. At June 30, 2024, Sempra Infrastructure had $406 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery.

CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest at equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized financing costs, comprised of AFUDC and capitalized interest.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sempra	$155	$110	$300	$183
SDG&E	27	31	53	62
SoCalGas	26	20	50	35

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Three months ended June 30, 2024 and 2023
Sempra:
Balance at March 31, 2024	$(33)	$42	$(113)	$(104)
OCI before reclassifications	(16)	3	(1)	(14)
Amounts reclassified from AOCI	—	(10)	7	(3)
Net OCI	(16)	(7)	6	(17)
Balance at June 30, 2024	$(49)	$35	$(107)	$(121)

Balance at March 31, 2023	$(49)	$(35)	$(98)	$(182)
OCI before reclassifications	11	53	—	64
Amounts reclassified from AOCI	—	(4)	1	(3)
Net OCI	11	49	1	61
Balance at June 30, 2023	$(38)	$14	$(97)	$(121)
SDG&E:
Balance at March 31, 2024 and June 30, 2024			$(8)	$(8)

Balance at March 31, 2023 and June 30, 2023			$(7)	$(7)
SoCalGas:
Balance at March 31, 2024		$(11)	$(11)	$(22)
Amounts reclassified from AOCI		1	—	1
Net OCI		1	—	1
Balance at June 30, 2024		$(10)	$(11)	$(21)

Balance at March 31, 2023		$(12)	$(11)	$(23)
Amounts reclassified from AOCI		1	—	1
Net OCI		1	—	1
Balance at June 30, 2023		$(11)	$(11)	$(22)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Six months ended June 30, 2024 and 2023
Sempra:
Balance at December 31, 2023	$(36)	$3	$(117)	$(150)
OCI before reclassifications	(13)	48	1	36
Amounts reclassified from AOCI	—	(16)	9	(7)
Net OCI	(13)	32	10	29
Balance at June 30, 2024	$(49)	$35	$(107)	$(121)

Balance at December 31, 2022	$(59)	$10	$(86)	$(135)
OCI before reclassifications	21	13	(13)	21
Amounts reclassified from AOCI	—	(9)	2	(7)
Net OCI	21	4	(11)	14
Balance at June 30, 2023	$(38)	$14	$(97)	$(121)
SDG&E:
Balance at December 31, 2023 and June 30, 2024			$(8)	$(8)

Balance at December 31, 2022 and June 30, 2023			$(7)	$(7)
SoCalGas:
Balance at December 31, 2023		$(11)	$(12)	$(23)
Amounts reclassified from AOCI		1	1	2
Net OCI		1	1	2
Balance at June 30, 2024		$(10)	$(11)	$(21)

Balance at December 31, 2022		$(12)	$(12)	$(24)
Amounts reclassified from AOCI		1	1	2
Net OCI		1	1	2
Balance at June 30, 2023		$(11)	$(11)	$(22)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended June 30,
	2024	2023
Sempra:
Financial instruments:
Interest rate instruments	$(3)	$—	Interest Expense
Interest rate instruments	(10)	(14)	Equity Earnings(1)
Foreign exchange instruments	(2)	—	Revenues: Energy-Related Businesses
	(1)	1	Other Income, Net
Foreign exchange instruments	(2)	1	Equity Earnings(1)
Interest rate and foreign exchange instruments	—	(1)	Interest Expense
Total, before income tax	(18)	(13)
	3	—	Income Tax Benefit (Expense)
Total, net of income tax	(15)	(13)
	5	9	Earnings Attributable to Noncontrolling Interests
Total, net of income tax and after NCI	$(10)	$(4)

Pension and PBOP(2):
Amortization of actuarial loss	$1	$1	Other Income, Net
Settlement charges	9	—	Other Income, Net
Total, before income tax	10	1
	(3)	—	Income Tax Benefit (Expense)
Total, net of income tax	$7	$1

Total reclassifications for the period, net of income tax and after NCI	$(3)	$(3)
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$1	Interest Expense

Total reclassifications for the period, net of income tax	$1	$1
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Six months ended June 30,
	2024	2023
Sempra:
Financial instruments:
Interest rate instruments	$(6)	$—	Interest Expense
Interest rate instruments	(15)	(21)	Equity Earnings(1)
Foreign exchange instruments	(5)	—	Revenues: Energy-Related Businesses
	(1)	2	Other Income, Net
Foreign exchange instruments	(4)	2	Equity Earnings(1)
Interest rate and foreign exchange instruments	—	(1)	Interest Expense
	—	(6)	Other Income, Net
Total, before income tax	(31)	(24)
	6	3	Income Tax Benefit (Expense)
Total, net of income tax	(25)	(21)
	9	12	Earnings Attributable to Noncontrolling Interests
Total, net of income tax and after NCI	$(16)	$(9)

Pension and PBOP(2):
Amortization of actuarial loss	$3	$1	Other Income, Net
Amortization of prior service cost	1	1	Other Income, Net
Settlement charges	9	—	Other Income, Net
Total, before income tax	13	2
	(4)	—	Income Tax Benefit (Expense)
Total, net of income tax	$9	$2

Total reclassifications for the period, net of income tax and after NCI	$(7)	$(7)
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$1	Interest Expense

Pension and PBOP(2):
Amortization of prior service cost	$1	$1	Other Income (Expense), Net

Total reclassifications for the period, net of income tax	$2	$2
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).

For the three months and six months ended June 30, 2024 and 2023, reclassifications out of AOCI to net income were negligible for SDG&E.

PENSION AND PBOP
Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost. The components of net periodic benefit cost, other than the service cost component, are included in Other Income, Net.

NET PERIODIC BENEFIT COST
(Dollars in millions)
	Pension		PBOP
	Three months ended June 30,
	2024	2023	2024	2023
Sempra:
Service cost	$33	$29	$3	$3
Interest cost	41	39	9	10
Expected return on assets	(46)	(42)	(17)	(18)
Amortization of:
Prior service cost	2	1	—	—
Actuarial loss (gain)	3	2	(4)	(6)
Settlement charges	9	—	—	—
Net periodic benefit cost (credit)	42	29	(9)	(11)
Regulatory adjustments	26	29	9	11
Total expense recognized	$68	$58	$—	$—
SDG&E:
Service cost	$9	$8	$1	$—
Interest cost	11	10	1	2
Expected return on assets	(11)	(10)	(1)	(2)
Amortization of:
Actuarial loss (gain)	1	1	(1)	—
Net periodic benefit cost	10	9	—	—
Regulatory adjustments	3	4	—	—
Total expense recognized	$13	$13	$—	$—
SoCalGas:
Service cost	$19	$17	$2	$2
Interest cost	26	26	7	7
Expected return on assets	(31)	(31)	(15)	(15)
Amortization of:
Prior service cost	1	1	—	—
Actuarial gain	—	—	(3)	(5)
Net periodic benefit cost (credit)	15	13	(9)	(11)
Regulatory adjustments	23	25	9	11
Total expense recognized	$38	$38	$—	$—

NET PERIODIC BENEFIT COST (CONTINUED)
(Dollars in millions)
	Pension		PBOP
	Six months ended June 30,
	2024	2023	2024	2023
Sempra:
Service cost	$65	$57	$7	$7
Interest cost	83	79	18	19
Expected return on assets	(91)	(85)	(34)	(35)
Amortization of:
Prior service cost (credit)	3	2	(1)	(1)
Actuarial loss (gain)	6	4	(8)	(12)
Settlement charges	9	—	—	—
Net periodic benefit cost (credit)	75	57	(18)	(22)
Regulatory adjustments	1	58	18	22
Total expense recognized	$76	$115	$—	$—
SDG&E:
Service cost	$19	$16	$2	$1
Interest cost	22	20	3	4
Expected return on assets	(23)	(20)	(4)	(4)
Amortization of:
Actuarial loss (gain)	3	2	(1)	(1)
Net periodic benefit cost	21	18	—	—
Regulatory adjustments	(7)	8	—	—
Total expense recognized	$14	$26	$—	$—
SoCalGas:
Service cost	$38	$34	$5	$5
Interest cost	52	51	14	14
Expected return on assets	(61)	(60)	(30)	(30)
Amortization of:
Prior service cost (credit)	2	2	(1)	(1)
Actuarial gain	—	—	(6)	(10)
Net periodic benefit cost (credit)	31	27	(18)	(22)
Regulatory adjustments	8	50	18	22
Total expense recognized	$39	$77	$—	$—

OTHER INCOME, NET
Other Income, Net, consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sempra:
Allowance for equity funds used during construction	$38	$37	$75	$70
Investment gains, net(1)	3	5	19	17
Gains (losses) on interest rate and foreign exchange instruments, net	1	(1)	1	4
Foreign currency transaction (losses) gains, net	(2)	3	(1)	4
Non-service components of net periodic benefit cost	(32)	(26)	(4)	(51)
Interest on regulatory balancing accounts, net	24	19	42	37
Sundry, net	(2)	(6)	(3)	(9)
Total	$30	$31	$129	$72
SDG&E:
Allowance for equity funds used during construction	$19	$23	$39	$46
Non-service components of net periodic benefit cost	(3)	(5)	7	(9)
Interest on regulatory balancing accounts, net	11	11	18	21
Sundry, net	(4)	(7)	(8)	(8)
Total	$23	$22	$56	$50
SoCalGas:
Allowance for equity funds used during construction	$19	$14	$36	$24
Non-service components of net periodic benefit cost	(17)	(19)	4	(38)
Interest on regulatory balancing accounts, net	13	8	24	16
Sundry, net	(2)	(2)	(4)	(9)
Total	$13	$1	$60	$(7)
(1)    Represents net investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX (BENEFIT) EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sempra:
Income tax (benefit) expense	$(130)	$175	$42	$551

Income before income taxes and equity earnings	$308	$523	$1,013	$1,852
Equity earnings, before income tax(1)	160	153	294	285
Pretax income	$468	$676	$1,307	$2,137

Effective income tax rate	(28)%	26%	3%	26%
SDG&E:
Income tax expense	$34	$4	$74	$11
Income before income taxes	$220	$188	$483	$453
Effective income tax rate	15%	2%	15%	2%
SoCalGas:
Income tax expense (benefit)	$10	$(21)	$53	$73
Income before income taxes	$141	$135	$543	$589
Effective income tax rate	7%	(16)%	10%	12%
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

DISAGGREGATED REVENUES
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended June 30, 2024
By major service line:
Utilities	$2,256	$18	$(5)	$2,269
Energy-related businesses	—	234	(19)	215
Revenues from contracts with customers	$2,256	$252	$(24)	$2,484
By market:
Gas	$1,374	$148	$(4)	$1,518
Electric	882	104	(20)	966
Revenues from contracts with customers	$2,256	$252	$(24)	$2,484

Revenues from contracts with customers	$2,256	$252	$(24)	$2,484
Utilities regulatory revenues	369	—	—	369
Other revenues	—	157	1	158
Total revenues	$2,625	$409	$(23)	$3,011

	Three months ended June 30, 2023
By major service line:
Utilities	$2,662	$19	$(5)	$2,676
Energy-related businesses	—	235	(19)	216
Revenues from contracts with customers	$2,662	$254	$(24)	$2,892
By market:
Gas	$1,518	$167	$(5)	$1,680
Electric	1,144	87	(19)	1,212
Revenues from contracts with customers	$2,662	$254	$(24)	$2,892

Revenues from contracts with customers	$2,662	$254	$(24)	$2,892
Utilities regulatory revenues	38	—	—	38
Other revenues	—	406	(1)	405
Total revenues	$2,700	$660	$(25)	$3,335

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Six months ended June 30, 2024
By major service line:
Utilities	$5,735	$48	$(11)	$5,772
Energy-related businesses	—	446	(37)	409
Revenues from contracts with customers	$5,735	$494	$(48)	$6,181
By market:
Gas	$3,724	$273	$(9)	$3,988
Electric	2,011	221	(39)	2,193
Revenues from contracts with customers	$5,735	$494	$(48)	$6,181

Revenues from contracts with customers	$5,735	$494	$(48)	$6,181
Utilities regulatory revenues	31	—	—	31
Other revenues	—	434	5	439
Total revenues	$5,766	$928	$(43)	$6,651

	Six months ended June 30, 2023
By major service line:
Utilities	$8,236	$49	$(11)	$8,274
Energy-related businesses	—	547	(40)	507
Revenues from contracts with customers	$8,236	$596	$(51)	$8,781
By market:
Gas	$5,883	$371	$(10)	$6,244
Electric	2,353	225	(41)	2,537
Revenues from contracts with customers	$8,236	$596	$(51)	$8,781

Revenues from contracts with customers	$8,236	$596	$(51)	$8,781
Utilities regulatory revenues	(121)	—	—	(121)
Other revenues	—	1,260	(25)	1,235
Total revenues	$8,115	$1,856	$(76)	$9,895

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E		SoCalGas
	Three months ended June 30,
	2024	2023	2024	2023
By major service line:
Revenues from contracts with customers – Utilities	$1,047	$1,400	$1,246	$1,291
By market:
Gas	$161	$252	$1,246	$1,291
Electric	886	1,148	—	—
Revenues from contracts with customers	$1,047	$1,400	$1,246	$1,291

Revenues from contracts with customers	$1,047	$1,400	$1,246	$1,291
Utilities regulatory revenues	308	(138)	63	176
Total revenues	$1,355	$1,262	$1,309	$1,467

	Six months ended June 30,
	2024	2023	2024	2023
By major service line:
Revenues from contracts with customers – Utilities	$2,509	$3,165	$3,306	$5,132
By market:
Gas	$491	$806	$3,306	$5,132
Electric	2,018	2,359	—	—
Revenues from contracts with customers	$2,509	$3,165	$3,306	$5,132

Revenues from contracts with customers	$2,509	$3,165	$3,306	$5,132
Utilities regulatory revenues	225	(250)	(192)	129
Total revenues	$2,734	$2,915	$3,114	$5,261
REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, at June 30, 2024, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations for contracts greater than one year at June 30, 2024.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2024 (excluding first six months of 2024)	$169	$1
2025	320	4
2026	319	4
2027	319	4
2028	252	4
Thereafter	2,304	56
Total revenues to be recognized	$3,683	$73
(1)    Excludes intercompany transactions.

Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the six months ended June 30, 2024 or 2023. Sempra Infrastructure recorded a contract liability for funds held as collateral in lieu of a customer’s letters of credit primarily associated with its LNG storage and regasification agreement.

CONTRACT LIABILITIES
(Dollars in millions)
	2024	2023
Sempra:
Contract liabilities at January 1	$(198)	$(252)
Revenue from performance obligations satisfied during reporting period	3	5
Payments received in advance	(3)	(2)
Contract liabilities at June 30(1)	$(198)	$(249)
SDG&E:
Contract liabilities at January 1	$(75)	$(79)
Revenue from performance obligations satisfied during reporting period	2	2
Contract liabilities at June 30(2)	$(73)	$(77)
(1)     Balances at June 30, 2024 include $5 in Other Current Liabilities and $193 in Deferred Credits and Other.
(2)     Balances at June 30, 2024 include $3 in Other Current Liabilities and $70 in Deferred Credits and Other.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances, net of allowances for credit losses, associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	June 30, 2024	December 31, 2023
Sempra:
Accounts receivable – trade, net(1)	$1,371	$1,951
Accounts receivable – other, net	23	15
Due from unconsolidated affiliates – current(2)	6	4
Other long-term assets(3)	20	—
Total	$1,420	$1,970
SDG&E:
Accounts receivable – trade, net(1)	$684	$870
Accounts receivable – other, net	19	13
Due from unconsolidated affiliates – current(2)	8	6
Other long-term assets(3)	7	—
Total	$718	$889
SoCalGas:
Accounts receivable – trade, net	$583	$985
Accounts receivable – other, net	4	2
Other long-term assets(3)	13	—
Total	$600	$987
(1)     At June 30, 2024 and December 31, 2023, includes $135 and $148, respectively, of receivables due from customers that were billed on behalf of CCAs, which are not included in revenues.
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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

Fixed-price contracts and other derivatives	$49	$215	$12	$14	$37	$201
Deferred income taxes recoverable in rates	1,401	1,142	700	626	615	430
Pension and PBOP plan obligations	(226)	(212)	54	48	(280)	(260)
Employee benefit costs	24	24	3	3	21	21
Removal obligations	(3,189)	(3,082)	(2,569)	(2,468)	(620)	(614)
Environmental costs	148	139	115	105	33	34
Sunrise Powerlink fire mitigation	122	124	122	124	—	—
Regulatory balancing accounts(1)(2):
Commodity – electric	(39)	(233)	(39)	(233)	—	—
Commodity – gas, including transportation	(249)	(259)	31	52	(280)	(311)
Safety and reliability	1,153	959	252	207	901	752
Public purpose programs	(424)	(273)	(189)	(144)	(235)	(129)
Wildfire mitigation plan	770	685	770	685	—	—
Liability insurance premium	110	113	83	90	27	23
Other balancing accounts	438	373	(86)	(152)	524	525
Other regulatory (liabilities) assets, net(2)	(106)	(10)	24	49	(128)	(58)
Total	$(18)	$(295)	$(717)	$(994)	$615	$614
(1)    At June 30, 2024 and December 31, 2023, the noncurrent portion of regulatory balancing accounts – net undercollected for Sempra was $1,878 and $1,913, respectively, for SDG&E was $911 and $950, respectively, and for SoCalGas was $967 and $963, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.

CPUC GRC
The CPUC uses GRCs to set revenues to allow SDG&E and SoCalGas to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.
In May 2022, SDG&E and SoCalGas filed their 2024 GRC applications requesting CPUC approval of test year revenue requirements for 2024 and attrition year adjustments for 2025 through 2027. SDG&E and SoCalGas requested revenue requirements for 2024 of $3.0 billion and $4.4 billion, respectively. SDG&E and SoCalGas proposed post-test year revenue requirement changes using various mechanisms that, if adopted, are estimated to result in annual increases of approximately 8% to 11% at SDG&E and approximately 6% to 8% at SoCalGas. Intervening parties have proposed various adjustments to SDG&E’s and SoCalGas’ revenue requirement requests. We expect the CPUC to issue a proposed decision in the third quarter of 2024 and a final decision by the end of this year. The CPUC has authorized SDG&E and SoCalGas to recognize the effects of the 2024 GRC final decision retroactive to January 1, 2024.
SDG&E and SoCalGas recorded CPUC-authorized base revenues in the six months ended June 30, 2024 based on 2023 levels authorized under the 2019 GRC because a final decision in the 2024 GRC remains pending. The results of the 2024 GRC may materially differ from what is contained in the GRC applications.
2024 GRC Track 2
In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC, known as a Track 2 request. This request seeks review and recovery of $1.5 billion of wildfire mitigation plan costs incurred from 2019 through 2022 that were in addition to amounts authorized in the 2019 GRC. SDG&E expects to receive a proposed reasonableness review decision for Track 2 in the first quarter of 2025.
Revenues associated with the Track 2 amounts described above have been recorded in a regulatory account. In February 2024, the CPUC approved an interim cost recovery mechanism that would permit SDG&E to recover in rates $194 million and $96 million of this regulatory account balance in 2024 and 2025, respectively. Such recovery of SDG&E’s wildfire mitigation plan regulatory account balance will be subject to refund, contingent on the reasonableness review decision for Track 2.
2024 GRC Track 3
SDG&E expects to submit in late 2024 an additional request to the CPUC in its 2024 GRC, known as a Track 3 request, for review and recovery of its 2023 wildfire mitigation plan costs.
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

The CCM was triggered for SDG&E and SoCalGas on September 30, 2023. In December 2023, the CPUC approved increases to SDG&E’s and SoCalGas’ authorized rates of return effective January 1, 2024, which are in effect through December 31, 2025, subject to the CCM. Several parties submitted two separate requests for the CPUC to review such approval, both of which were denied.

AUTHORIZED COST OF CAPITAL FOR 2024 – 2025

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
45.25%	4.34%	1.96%	Long-Term Debt	45.60%	4.54%	2.07%
2.75	6.22	0.17	Preferred Equity	2.40	6.00	0.14
52.00	10.65	5.54	Common Equity	52.00	10.50	5.46
100.00%		7.67%		100.00%		7.67%
FERC RATE MATTERS
SDG&E files separately with the FERC for its authorized ROE on FERC-regulated electric transmission operations and assets. SDG&E’s currently effective TO5 settlement provides for a ROE of 10.60%, consisting of a base ROE of 10.10% plus an additional 50 bps for participation in the California ISO (the California ISO adder). In June 2024, SDG&E exercised its right to terminate the TO5 settlement. SDG&E expects to file with the FERC in the fourth quarter of 2024 a new rate request to be effective January 1, 2025. In May 2024, the CPUC and other parties filed a petition and complaint with the FERC seeking an order that directs SDG&E to remove the California ISO adder from its current TO5 formula rate and refund the California ISO adder retroactively from June 1, 2019. SDG&E expects further proceedings on these two matters.

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
In the six months ended June 30, 2024 and 2023, Sempra contributed $385 million and $178 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $214 million and $204 million, respectively, to Sempra.

We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating revenues	$1,492	$1,343	$2,950	$2,635
Operating expenses	(1,043)	(976)	(2,094)	(2,000)
Income from operations	449	367	856	635
Interest expense	(161)	(133)	(311)	(256)
Income tax expense	(55)	(43)	(104)	(67)
Net income	248	197	471	296
NCI held by Texas Transmission Investment LLC	(50)	(40)	(94)	(60)
Earnings attributable to Sempra(1)	198	157	377	236
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing arrangement and changes in basis differences in AOCI within the carrying value of our equity method investment.
CAMERON LNG JV
In the six months ended June 30, 2024 and 2023, Sempra Infrastructure contributed $2 million and $6 million, respectively, to Cameron LNG JV, and Cameron LNG JV distributed $204 million and $198 million, respectively, to Sempra Infrastructure.
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $19 million at June 30, 2024, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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

In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 8). At June 30, 2024, the fair value of the Support Agreement was $23 million, of which $7 million is included in Other Current Assets and $16 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
TAG NORTE
In the six months ended June 30, 2024 and 2023, TAG Norte distributed $62 million and $36 million, respectively, to Sempra Infrastructure.

NOTE 6. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At June 30, 2024, Sempra had an aggregate capacity of $9.9 billion under seven primary committed lines of credit, which provide liquidity and support our commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		June 30, 2024
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Letters of credit outstanding	Available unused credit
Sempra	October 2028	$4,000	$(746)	$—	$—	$3,254
SDG&E	October 2028	1,500	—	—	—	1,500
SoCalGas	October 2028	1,200	(106)	—	—	1,094
SI Partners and IEnova	September 2025	500	—	(350)	—	150
SI Partners and IEnova	August 2026	1,000	—	(25)	—	975
SI Partners and IEnova	August 2028	1,500	—	(651)	—	849
Port Arthur LNG	March 2030	200	—	—	(64)	136
Total		$9,900	$(852)	$(1,026)	$(64)	$7,958
Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At June 30, 2024, each Registrant was in compliance with this ratio under its respective credit facility.
The three lines of credit that are shared by SI Partners and IEnova require that SI Partners maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in each credit facility) of no more than 5.25 to 1.00 at the end of each quarter. At June 30, 2024, SI Partners was in compliance with this ratio.

Uncommitted Line of Credit
ECA LNG Phase 1 has an uncommitted line of credit, which is generally used for working capital requirements, with an aggregate capacity of $200 million of which $26 million was outstanding at June 30, 2024. The amounts outstanding are before reductions of any unamortized discounts. Borrowings can be in U.S. dollars or Mexican pesos. At June 30, 2024, outstanding amounts were borrowed in Mexican pesos and bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 105 bps. Borrowings made in U.S. dollars bear interest at a variable rate based on the one-month or three-month SOFR plus 115 bps. The uncommitted line of credit expires on August 12, 2024.
Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At June 30, 2024, we had $499 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT OUTSTANDING
(Dollars in millions)
	Expiration date range	June 30, 2024
SDG&E	November 2024 - June 2025	$26
SoCalGas	October 2024 - June 2025	20
Other Sempra	July 2024 - November 2054	453
Total Sempra		$499
Term Loan
In May 2024, SoCalGas entered into a $500 million, 364-day term loan facility with a maturity date of May 22, 2025. Upon execution, SoCalGas borrowed $300 million, net of negligible debt issuance costs, under the term loan facility and is able to borrow up to an additional $200 million by August 23, 2024. SoCalGas may request an increase in the term loan facility of up to $500 million prior to the maturity date, subject to lender approval. The outstanding borrowings bear interest at a per annum rate equal to term SOFR, plus 80 bps and a credit adjustment spread of 10 bps. SoCalGas used the proceeds to repay commercial paper and for other general corporate purposes. At June 30, 2024, the term loan is included in Short-Term Debt on SoCalGas’ Condensed Consolidated Balance Sheet.
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	June 30, 2024	December 31, 2023
Sempra	6.07%	5.96%
SoCalGas	6.02	5.44
LONG-TERM DEBT
SDG&E
In March 2024, SDG&E issued $600 million aggregate principal amount of 5.55% first mortgage bonds due in full upon maturity on April 15, 2054 and received proceeds of $587 million (net of debt discount, underwriting discounts and debt issuance costs of $13 million). The first mortgage bonds are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SDG&E used the net proceeds to repay commercial paper and for other general corporate purposes.
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

Sempra
In March 2024 and May 2024, Sempra issued $600 million and $500 million, respectively, of 6.875% fixed-to-fixed reset rate junior subordinated notes maturing on October 1, 2054. Interest on the notes accrues from and including March 14, 2024 and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The notes bear interest (i) from and including March 14, 2024 to, but excluding, October 1, 2029 at the rate of 6.875% per annum and (ii) from and including October 1, 2029, during each subsequent five-year period beginning on October 1 of every fifth year, at a rate per annum equal to the Five-year U.S. Treasury Rate (as defined in the notes) as of the day falling two business days before the first day of such five-year period plus a spread of 2.789%, to be reset on October 1 of every fifth year beginning in 2029. In March 2024, we received proceeds of $593 million (net of debt discount, underwriting discounts and debt issuance costs of $7 million). In May 2024, we received proceeds of $489 million (net of debt discount, underwriting discounts and debt issuance costs of $11 million, but excluding $7 million paid to us in respect of accrued interest from and including March 14, 2024 to, but excluding, May 31, 2024). We used the proceeds from the offerings for general corporate purposes, including repayment of commercial paper and other indebtedness. We may redeem some or all of the notes before their maturity, as follows:
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
Other Sempra
ECA LNG Phase 1
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures on December 9, 2025 for an aggregate principal amount of up to $1.3 billion. IEnova and TotalEnergies SE have provided guarantees for repayment of the loans plus accrued and unpaid interest of 83.4% and 16.6%, respectively. At June 30, 2024 and December 31, 2023, $994 million and $832 million, respectively, of borrowings from external lenders were outstanding under the loan agreement, with a weighted-average interest rate of 8.29% and 8.31%, respectively.
Port Arthur LNG
Port Arthur LNG has a seven-year term loan facility agreement with a syndicate of lenders that matures on March 20, 2030 for an aggregate principal amount of approximately $6.8 billion. At June 30, 2024 and December 31, 2023, $289 million and $258 million, respectively, of borrowings were outstanding under the loan agreement, with an all-in weighted-average interest rate of 5.33% and 5.81%, respectively.

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

The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	June 30, 2024	December 31, 2023
Sempra:
Natural gas	MMBtu	491	361
Electricity	MWh	—	1
Congestion revenue rights	MWh	33	36
SDG&E:
Natural gas	MMBtu	21	17
Congestion revenue rights	MWh	33	36
SoCalGas:
Natural gas	MMBtu	412	268
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
The following table presents the net notional amounts of our interest rate derivatives, excluding those in our equity method investments.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	June 30, 2024		December 31, 2023
	Notional debt	Maturities	Notional debt	Maturities
Sempra:
Cash flow hedges(1)	$4,448	2024-2048	$4,451	2024-2048
(1)    At June 30, 2024 and December 31, 2023, cash flow hedges accrued interest based on a notional amount of $881 and $488, respectively.
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
In May 2024, Oncor entered into cross-currency swaps designated as fair value hedges intended to offset foreign currency exchange rate risk related to its Euro-denominated debt.
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

The following table presents the net notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	June 30, 2024		December 31, 2023
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Foreign currency derivatives	$104	2024-2025	$176	2024-2025

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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2024
	Current assets: Fixed-price contracts and other derivatives(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$31	$253	$—	$—
Foreign exchange instruments	3	—	—	—
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	102	29	(103)	(32)
Associated offsetting commodity contracts	(99)	(29)	99	29
Commodity contracts subject to rate recovery	9	11	(50)	(16)
Associated offsetting commodity contracts	(6)	(7)	6	7
Associated offsetting cash collateral	—	—	11	—
Net amounts presented on the balance sheet	40	257	(37)	(12)
Additional cash collateral for commodity contracts not subject to rate recovery	67	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	22	—	—	—
Total(2)	$129	$257	$(37)	$(12)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$7	$11	$(20)	$(7)
Associated offsetting commodity contracts	(4)	(7)	4	7
Associated offsetting cash collateral	—	—	11	—
Net amounts presented on the balance sheet	3	4	(5)	—
Additional cash collateral for commodity contracts subject to rate recovery	21	—	—	—
Total(2)	$24	$4	$(5)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$2	$—	$(30)	$(9)
Associated offsetting commodity contracts	(2)	—	2	—
Net amounts presented on the balance sheet	—	—	(28)	(9)
Additional cash collateral for commodity contracts subject to rate recovery	1	—	—	—
Total	$1	$—	$(28)	$(9)
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

The following table includes the effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI.

HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended June 30,			Three months ended June 30,
	2024	2023	Location	2024	2023
Sempra:
Cash flow hedges:
Interest rate instruments	$66	$94	Interest Expense	$3	$—
Interest rate instruments	(3)	41	Equity Earnings(1)	10	14
Foreign exchange instruments	11	(2)	Revenues: Energy- Related Businesses	2	—
			Other Income, Net	1	(1)
Foreign exchange instruments	10	(1)	Equity Earnings(1)	2	(1)
Interest rate and foreign exchange instruments	—	—	Interest Expense	—	1
Fair value hedges:
Foreign exchange instruments	(7)	—	Equity Earnings(1)	—	—
Total	$77	$132		$18	$13
SoCalGas:
Cash flow hedges:
Interest rate instruments	$—	$—	Interest Expense	$(1)	$(1)

	Six months ended June 30,			Six months ended June 30,
	2024	2023	Location	2024	2023
Sempra:
Cash flow hedges:
Interest rate instruments	$208	$17	Interest Expense	$6	$—
Interest rate instruments	25	24	Equity Earnings(1)	15	21
Foreign exchange instruments	12	(8)	Revenues: Energy- Related Businesses	5	—
			Other Income, Net	1	(2)
Foreign exchange instruments	10	(6)	Equity Earnings(1)	4	(2)
Interest rate and foreign exchange instruments	—	7	Interest Expense	—	1
			Other Income, Net	—	6
Fair value hedges:
Foreign exchange instruments	(7)	—	Equity Earnings(1)	—	—
Total	$248	$34		$31	$24
SoCalGas:
Cash flow hedges:
Interest rate instruments	$—	$—	Interest Expense	$(1)	$(1)
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.

For Sempra, we expect that net gains before NCI of $43 million, which are net of income tax expense, that are currently recorded in AOCI (with net gains of $15 million attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at June 30, 2024 is approximately 24 years for Sempra. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 15 years.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2024	2023	2024	2023
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$41	$253	$120	$702
Commodity contracts subject to rate recovery	Cost of Natural Gas	(21)	(20)	(27)	(47)
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	4	(27)	(19)	(18)
Interest rate instrument	Interest Expense	—	—	—	(47)
Total		$24	$206	$74	$590
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$4	$(27)	$(19)	$(18)
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(21)	$(20)	$(27)	$(47)
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
For Sempra, the total fair value of this group of derivative instruments in a liability position at June 30, 2024 and December 31, 2023 was $44 million and $215 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at June 30, 2024 and December 31, 2023 was $37 million and $210 million, respectively. SDG&E did not have this group of derivative instruments in a liability position at June 30, 2024 or December 31, 2023. At June 30, 2024, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $44 million and $37 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The tables below set forth our financial assets and liabilities, by level within the fair value hierarchy, that were accounted for at fair value on a recurring basis at June 30, 2024 and December 31, 2023. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair-valued assets and liabilities and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2023.
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

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at June 30, 2024
Sempra:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$20	$3	$—		$23
Equity securities	318	3	—		321
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	38	23	—		61
Municipal bonds	—	273	—		273
Other securities	—	227	—		227
Total debt securities	38	523	—		561
Total nuclear decommissioning trusts(2)	376	529	—		905
Short-term investments held in Rabbi Trust	47	—	—		47
Support Agreement, net of related guarantee fees	—	—	23		23
Interest rate instruments	—	284	—	$—	284
Foreign exchange instruments	—	3	—	—	3
Commodity contracts not subject to rate recovery	—	131	—	(61)	70
Commodity contracts subject to rate recovery	12	2	6	9	29
Total	$435	$949	$29	$(52)	$1,361
Liabilities:
Commodity contracts not subject to rate recovery	$—	$135	$—	$(128)	$7
Commodity contracts subject to rate recovery	21	45	—	(24)	42
Total	$21	$180	$—	$(152)	$49

	Fair value at December 31, 2023
Sempra:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$19	$2	$—		$21
Equity securities	308	4	—		312
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	34	17	—		51
Municipal bonds	—	275	—		275
Other securities	—	220	—		220
Total debt securities	34	512	—		546
Total nuclear decommissioning trusts(2)	361	518	—		879
Short-term investments held in Rabbi Trust	67	—	—		67
Support Agreement, net of related guarantee fees	—	—	23		23
Interest rate instruments	—	87	—	$—	87
Commodity contracts not subject to rate recovery	—	5	—	74	79
Commodity contracts subject to rate recovery	—	1	10	22	33
Total	$428	$611	$33	$96	$1,168
Liabilities:
Foreign exchange instruments	$—	$9	$—	$—	$9
Commodity contracts not subject to rate recovery	—	6	—	—	6
Commodity contracts subject to rate recovery	20	210	—	(19)	211
Total	$20	$225	$—	$(19)	$226
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
(2)    Excludes receivables (payables), net.

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at June 30, 2024
SDG&E:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$20	$3	$—		$23
Equity securities	318	3	—		321
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	38	23	—		61
Municipal bonds	—	273	—		273
Other securities	—	227	—		227
Total debt securities	38	523	—		561
Total nuclear decommissioning trusts(2)	376	529	—		905
Commodity contracts subject to rate recovery	12	—	6	$10	28
Total	$388	$529	$6	$10	$933
Liabilities:
Commodity contracts subject to rate recovery	$21	$6	$—	$(22)	$5

	Fair value at December 31, 2023
SDG&E:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$19	$2	$—		$21
Equity securities	308	4	—		312
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	34	17	—		51
Municipal bonds	—	275	—		275
Other securities	—	220	—		220
Total debt securities	34	512	—		546
Total nuclear decommissioning trusts(2)	361	518	—		879
Commodity contracts subject to rate recovery	—	—	10	$21	31
Total	$361	$518	$10	$21	$910
Liabilities:
Commodity contracts subject to rate recovery	$20	$—	$—	$(19)	$1
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
(2)    Excludes receivables (payables), net.

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at June 30, 2024
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$2	$—	$(1)	$1
Liabilities:
Commodity contracts subject to rate recovery	$—	$39	$—	$(2)	$37

	Fair value at December 31, 2023
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1	$2
Liabilities:
Commodity contracts subject to rate recovery	$—	$210	$—	$—	$210
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended June 30,
	2024	2023
Balance at April 1	$9	$30
Realized and unrealized gains (losses), net	(2)	(4)
Allocated transmission instruments	—	(2)
Settlements	(1)	(4)
Balance at June 30	$6	$20
Change in unrealized losses relating to instruments still held at June 30	$(1)	$(7)

	Six months ended June 30,
	2024	2023
Balance at January 1	$10	$35
Realized and unrealized gains (losses), net	(3)	(8)
Allocated transmission instruments	—	(2)
Settlements	(1)	(5)
Balance at June 30	$6	$20
Change in unrealized losses relating to instruments still held at June 30	$(2)	$(9)
(1)    Excludes the effect of the contractual ability to settle contracts under master netting agreements and cash collateral.

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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended June 30,
	2024	2023
Balance at April 1	$23	$24
Realized and unrealized gains (losses), net(1)	2	1
Settlements	(2)	(2)
Balance at June 30(2)	$23	$23
Change in unrealized gains relating to instruments still held at June 30	$2	$1

	Six months ended June 30,
	2024	2023
Balance at January 1	$23	$17
Realized and unrealized gains (losses), net(1)	4	10
Settlements	(4)	(4)
Balance at June 30(2)	$23	$23
Change in unrealized gains relating to instruments still held at June 30	$3	$9
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $7 in Other Current Assets and $16 in Other Long-term Assets at June 30, 2024 on Sempra’s Condensed Consolidated Balance Sheet.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	June 30, 2024
Sempra:
Long-term note receivable(1)	$342	$—	$—	$326	$326
Long-term amounts due to unconsolidated affiliates	302	—	271	—	271
Total long-term debt(2)	29,704	—	26,850	—	26,850
SDG&E:
Total long-term debt(3)	$8,950	$—	$7,747	$—	$7,747
SoCalGas:
Total long-term debt(4)	$7,259	$—	$6,715	$—	$6,715

	December 31, 2023
Sempra:
Long-term note receivable(1)	$334	$—	$—	$318	$318
Long-term amounts due to unconsolidated affiliates	312	—	283	—	283
Total long-term debt(2)	27,716	—	25,617	—	25,617
SDG&E:
Total long-term debt(3)	$8,750	$—	$7,856	$—	$7,856
SoCalGas:
Total long-term debt(4)	$6,759	$—	$6,442	$—	$6,442
(1)    Before allowances for credit losses of $6 at both June 30, 2024 and December 31, 2023. Excludes unamortized transaction costs of $4 at both June 30, 2024 and December 31, 2023.
(2)    After the effects of interest rate swaps. Before reductions of unamortized discount and debt issuance costs of $346 and $322 at June 30, 2024 and December 31, 2023, respectively, and excluding finance lease obligations of $1,319 and $1,340 at June 30, 2024 and December 31, 2023, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $98 and $89 at June 30, 2024 and December 31, 2023, respectively, and excluding finance lease obligations of $1,213 and $1,233 at June 30, 2024 and December 31, 2023, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $61 and $55 at June 30, 2024 and December 31, 2023, respectively, and excluding finance lease obligations of $106 and $107 at June 30, 2024 and December 31, 2023, respectively.

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
COMMON STOCK OFFERING
In November 2023, we completed the offering of 19,242,010 shares of our common stock, no par value, in a registered public offering at $70.00 per share ($68.845 per share after deducting underwriting discounts), 17,142,858 shares of which were pursuant to forward sale agreements. We discuss the common stock offering in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.
As of August 6, 2024, a total of 17,142,858 shares of Sempra common stock from our November 2023 offering remain subject to future settlement under these forward sale agreements, which may be settled on one or more dates specified by us occurring no later than December 31, 2024, which is the final settlement date under the agreements. Although we expect to settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the counterparties to the agreements upon the occurrence of certain events.
COMMON STOCK REPURCHASES
In the six months ended June 30, 2024 and 2023, we withheld 555,888 shares for $40 million and 395,540 shares for $31 million, respectively, of our common stock that would otherwise be issued to long-term incentive plan participants who do not elect otherwise upon the vesting of RSUs and exercise of stock options in an amount sufficient to satisfy minimum statutory tax withholding requirements. Such share withholding is considered a share repurchase for accounting purposes.

NONCONTROLLING INTERESTS
Ownership interests in a consolidated entity that are held by unconsolidated owners are accounted for and reported as NCI.
The following table summarizes net income attributable to Sempra and transfers (to) from NCI, which shows the effects of changes in Sempra’s ownership interest in its subsidiaries on Sempra’s shareholders’ equity.

NET INCOME ATTRIBUTABLE TO SEMPRA AND TRANSFERS (TO) FROM NCI
(Dollars in millions)
	Three months ended June 30, 2023	Six months ended June 30, 2023
Sempra:
Net income attributable to Sempra	$615	$1,595
Transfers (to) from NCI:
Increase in shareholders’ equity for sale of NCI	—	18
Net transfers (to) from NCI	—	18
Change from net income attributable to Sempra and transfers (to) from NCI	$615	$1,613
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
The indirect subsidiary of SI Partners and the ConocoPhillips affiliate have made certain customary capital contribution commitments to fund their respective pro rata equity share of the total anticipated capital calls for the equity portion of the anticipated development costs of the PA LNG Phase 1 project. In addition, both SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of June 30, 2024, an aggregate amount of $2.4 billion has been paid by SI Partners’ indirect subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.

EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sempra:
Numerator:
Earnings attributable to common shares	$713	$603	$1,514	$1,572

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	633,450	630,014	633,135	629,926
Dilutive effect of common shares sold forward	1,139	—	906	—
Dilutive effect of stock options and RSUs(2)	1,690	2,107	1,776	2,259
Weighted-average common shares outstanding for diluted EPS	636,279	632,121	635,817	632,185

EPS:
Basic	$1.13	$0.96	$2.39	$2.50
Diluted	$1.12	$0.95	$2.38	$2.49
(1)    Includes 610 and 710 fully vested RSUs held in our Deferred Compensation Plan for the three months ended June 30, 2024 and 2023, respectively, and 617 and 715 of such RSUs for the six months ended June 30, 2024 and 2023, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and six months ended June 30, 2024 excludes 1,184,115 and 1,270,327 potentially dilutive shares, respectively, and the computation of diluted EPS for the three months and six months ended June 30, 2023 excludes 428,138 and 394,084 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
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
Pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Development Committee of Sempra’s board of directors granted 414,812 nonqualified stock options, 721,049 performance-based RSUs and 312,043 service-based RSUs in the six months ended June 30, 2024, primarily in January.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	June 30, 2024
Short-term investments, primarily cash equivalents	$23	$—	$—	$23
Equity securities	90	235	(4)	321
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	61	1	(1)	61
Municipal bonds(2)	281	1	(9)	273
Other securities(3)	235	2	(10)	227
Total debt securities	577	4	(20)	561
Receivables (payables), net	(23)	—	—	(23)
Total	$667	$239	$(24)	$882

	December 31, 2023
Short-term investments, primarily cash equivalents	$21	$—	$—	$21
Equity securities	89	225	(2)	312
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	50	2	(1)	51
Municipal bonds	280	3	(8)	275
Other securities	228	3	(11)	220
Total debt securities	558	8	(20)	546
Receivables (payables), net	(7)	—	—	(7)
Total	$661	$233	$(22)	$872
(1)    Maturity dates are 2025-2054.
(2)    Maturity dates are 2024-2062.
(3)    Maturity dates are 2024-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Proceeds from sales	$199	$138	$380	$294
Gross realized gains	10	6	24	8
Gross realized losses	3	3	5	6

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units was $497 million at June 30, 2024 and is based on a cost study prepared in 2020, which the CPUC approved in August 2024.

NUCLEAR INSURANCE
SDG&E and the other owners of SONGS have insurance to cover claims from nuclear liability incidents arising at SONGS. Currently, this insurance provides $500 million in coverage limits, the maximum amount available, including coverage for acts of terrorism. In addition, the Price-Anderson Act provides an additional $60 million of coverage. If a nuclear liability loss occurs at SONGS and exceeds the $500 million insurance limit, this additional coverage would be available to provide a total of $560 million in coverage limits per incident.
The SONGS owners have nuclear property damage insurance of $130 million, which exceeds the minimum federal requirement of $50 million. This insurance coverage is provided through NEIL. The NEIL policies have specific exclusions and limitations that can result in reduced coverage. Insured members as a group are subject to retrospective premium assessments to cover losses sustained by NEIL under all issued policies. SDG&E could be assessed a negligible amount for retrospective premiums based on overall member claims.
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
At June 30, 2024, loss contingency accruals for legal matters that are probable and estimable were $52 million for Sempra, including $27 million for SoCalGas.
SDG&E
City of San Diego Franchise Agreement
In 2021, two lawsuits were filed in the California Superior Court challenging various aspects of the natural gas and electric franchise agreements granted by the City of San Diego to SDG&E. Both lawsuits ultimately sought to void the franchise agreements. In one of the cases, judgment was granted in favor of SDG&E and the City of San Diego, and the plaintiff in that case has appealed. In the second case, the court ruled in favor of SDG&E and the City of San Diego, upholding all terms of the franchise agreements, except for the two-thirds City Council vote requirement for termination if the City decides to terminate under certain circumstances. Under the court’s ruling, the City can instead terminate on a majority vote, so long as it satisfies repayment provisions under the franchise agreements. Both sides have appealed the ruling.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County.
In September 2021, SoCalGas and Sempra entered into an agreement with counsel to resolve approximately 390 lawsuits including approximately 36,000 plaintiffs (the Individual Plaintiffs) then pending against SoCalGas and Sempra related to the Leak for a payment of up to $1.8 billion. Over 99% of the Individual Plaintiffs participated and submitted valid releases, and SoCalGas paid $1.79 billion in 2022 under the agreement. The Individual Plaintiffs who did not participate in the settlement (the Non-Settling Individual Plaintiffs) are able to continue to pursue their claims. As of August 1, 2024, there are approximately 550 plaintiffs, who are either new plaintiffs or Non-Settling Individual Plaintiffs.

The new plaintiffs’ cases and Non-Settling Individual Plaintiffs’ cases are coordinated before a single court in the Los Angeles County Superior Court for pretrial management under a consolidated master complaint filed in November 2017, with one plaintiff’s case proceeding under a separate complaint. Both the consolidated master complaint and the separate complaint assert negligence, negligence per se, strict liability, negligent and intentional infliction of emotional distress and fraudulent concealment. The consolidated master complaint asserts additional causes of action for private and public nuisance (continuing and permanent), trespass, inverse condemnation, loss of consortium and wrongful death against SoCalGas and Sempra. The separate complaint asserts an additional cause of action for assault and battery. Both complaints seek compensatory and punitive damages for personal injuries, lost wages and/or lost profits, costs of future medical monitoring, and attorneys’ fees. The consolidated master complaint also seeks property damage and diminution in property value, injunctive relief and civil penalties.
At June 30, 2024, $26 million is accrued in Other Current Liabilities and $1 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. These accruals do not include any amounts in excess of what has been reasonably estimated to resolve certain matters that we describe above, nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs. We are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Aliso Canyon Natural Gas Storage Facility Regulatory Proceeding
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
At June 30, 2024, the Aliso Canyon natural gas storage facility had a net book value of $1.0 billion. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, and natural gas reliability and electric generation could be jeopardized.
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
Port Arthur LNG
The PA LNG Phase 1 project holds two Clean Air Act, Prevention of Significant Deterioration permits issued by the TCEQ, which we refer to as the “2016 Permit” and the “2022 Permit.” The 2022 Permit also governs emissions for the proposed PA LNG Phase 2 project. In November 2023, a panel of the U.S. Court of Appeals for the Fifth Circuit issued a decision to vacate and remand the 2022 Permit to the TCEQ for additional explanation of the agency’s permit decision. In February 2024, the court withdrew its opinion and referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. The 2022 Permit is effective during the Texas Supreme Court’s review. The 2016 Permit was not the subject of, and is unaffected by, the pending litigation of the 2022 Permit. Construction of the PA LNG Phase 1 project is proceeding uninterrupted under existing permits, and we do not currently anticipate the pending litigation to materially impact the PA LNG Phase 1 project cost, schedule or expected commercial operations at this stage.

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
Sempra Infrastructure filed three lawsuits challenging the amendments to the Electricity Industry Law, including one concerning the provision permitting revocation of self-supply permits deemed improperly obtained. In each of them, Sempra Infrastructure obtained a favorable judgment in the lower court, all of which were challenged by the CRE. Following the criteria established by the Mexican Supreme Court, in July 2024, the Second Collegiate Court reversed the lower court’s decision and definitively dismissed one of the lawsuits filed by Sempra Infrastructure regarding the provision permitting revocation of self-supply permits. Consequently, the CRE may be required to seek to revoke such self-supply permits, under a legal standard that is ambiguous and not well defined under the law. Sempra Infrastructure supplies power pursuant to self-supply permits, and would be permitted to file amparos challenging the constitutionality of any such action. If such self-supply permits are revoked, it may result in increased costs for Sempra Infrastructure and for its power consumers, adversely affect our ability to develop new projects, result in decreased revenues and cash flows, and negatively impact our ability to recover the carrying values of our investments in Mexico, any of which could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects. Final resolution regarding the two remaining lawsuits is still pending in the Second Collegiate Court.
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

Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra were defendants in personal injury lawsuits brought in state courts throughout the U.S. These cases alleged illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They sought compensatory and punitive damages. As of August 1, 2024, no lawsuits are pending. Additionally, approximately 28,000 proofs of claim were filed, but not discharged, in advance of a December 2015 deadline to file a proof of claim in the EFH bankruptcy proceeding on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. The costs to defend or resolve such claims and the amount of damages that may be incurred could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
Leases That Have Not Yet Commenced
SDG&E has entered into seven PPAs, of which SDG&E expects three will commence in 2024, three will commence in 2025, and one will commence in 2026. SDG&E expects the future minimum lease payments to be $35 million in 2024, $69 million in 2025, $90 million in 2026, $92 million in both 2027 and 2028 and $929 million thereafter (through expiration in 2041).
Sempra Infrastructure has entered into a lease agreement for tugboat services for the PA LNG Phase 1 project that it expects will commence in 2027. Sempra Infrastructure expects the future minimum lease payments to be $10 million in 2027, $12 million in 2028 and $210 million thereafter (through expiration in 2047, exclusive of certain renewal options) and total future minimum fixed payments for operation and maintenance services to be $184 million.
Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, liquid petroleum gas storage facilities, a rail facility and refined products terminals, which we account for as operating or sales-type leases.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sempra – Sales-type leases:
Interest income	$2	$1	$3	$3
Total revenues from sales-type leases(1)	$2	$1	$3	$3

Sempra – Operating leases:
Fixed lease payments	$87	$76	$176	$156
Variable lease payments	10	14	20	16
Total revenues from operating leases(1)	$97	$90	$196	$172

Depreciation expense	$18	$15	$36	$30
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first six months of 2024 to contractual commitments discussed in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.
Natural Gas Contracts
SoCalGas’ natural gas contracts and transportation commitments have increased by approximately $379 million since December 31, 2023, primarily from entering into new natural gas contracts in the first six months of 2024. At June 30, 2024, we expect future payments to decrease by $1 million in 2024, and increase by $43 million in 2025, $123 million in 2026, $128 million in 2027, and $86 million in 2028 compared to December 31, 2023.
LNG Purchase Agreement
Sempra Infrastructure has an SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2024 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure. At June 30, 2024, we expect the commitment amount to decrease by $241 million in 2024, increase by $22 million in 2025, $47 million in 2026, $37 million in 2027, $14 million in 2028 and $7 million thereafter (through contract termination in 2029) compared to December 31, 2023, reflecting changes in estimated forward prices since December 31, 2023 and actual transactions for the first six months of 2024. These LNG commitment amounts are based on the assumption that all LNG cargoes under the agreement are delivered, less those already confirmed to be diverted as of June 30, 2024. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the supplier electing to divert cargoes as allowed by the agreement.
ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $44 million for Sempra, $15 million for SDG&E and $20 million for SoCalGas at June 30, 2024.

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
The following tables show selected information by segment from our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Operations. Amounts labeled as “All other” in the following tables consist primarily of activities of parent organizations.

SEGMENT INFORMATION
(Dollars in millions)
	June 30, 2024	December 31, 2023
ASSETS
Sempra California	$54,462	$53,430
Sempra Texas Utilities	14,940	14,392
Sempra Infrastructure	21,131	19,430
All other	963	967
Intersegment receivables	(1,023)	(1,038)
Total	$90,473	$87,181
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utilities	$14,927	$14,380
Sempra Infrastructure	2,286	2,129
All other	1	1
Total	$17,214	$16,510

	Six months ended June 30,
	2024	2023
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
Sempra California	$2,212	$2,200
Sempra Infrastructure	1,617	2,078
All other	1	4
Total	$3,830	$4,282

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
REVENUES
Sempra California	$2,625	$2,700	$5,766	$8,115
Sempra Infrastructure	409	660	928	1,856
Adjustments and eliminations	1	(2)	—	(2)
Intersegment revenues(1)	(24)	(23)	(43)	(74)
Total	$3,011	$3,335	$6,651	$9,895
DEPRECIATION AND AMORTIZATION
Sempra California	$528	$476	$1,049	$944
Sempra Infrastructure	73	70	145	139
All other	2	3	3	5
Total	$603	$549	$1,197	$1,088
INTEREST INCOME
Sempra California	$5	$5	$8	$10
Sempra Infrastructure	7	6	12	21
All other	6	6	11	10
Intercompany eliminations	(1)	—	(1)	—
Total	$17	$17	$30	$41
INTEREST EXPENSE
Sempra California	$209	$194	$414	$381
Sempra Infrastructure	—	25	—	120
All other	103	99	203	183
Intercompany eliminations	(1)	(1)	(1)	(1)
Total	$311	$317	$616	$683
INCOME TAX EXPENSE (BENEFIT)
Sempra California	$44	$(17)	$127	$84
Sempra Infrastructure	(133)	201	(24)	531
All other	(41)	(9)	(61)	(64)
Total	$(130)	$175	$42	$551
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$2	$2	$4	$3
Sempra Infrastructure	158	151	290	282
	160	153	294	285
Equity earnings, net of income tax:
Sempra Texas Utilities	202	160	385	243
Sempra Infrastructure	71	75	102	79
	273	235	487	322
Total	$433	$388	$781	$607
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
Sempra California	$316	$339	$898	$957
Sempra Texas Utilities	202	160	385	243
Sempra Infrastructure	291	208	422	523
All other	(96)	(104)	(191)	(151)
Total	$713	$603	$1,514	$1,572
(1)    Revenues for reportable segments include intersegment revenues of $5 and $19 for the three months ended June 30, 2024 and $10 and $33 for the six months ended June 30, 2024; $4 and $19 for the three months ended June 30, 2023 and $9 and $65 for the six months ended June 30, 2023 for Sempra California and Sempra Infrastructure, respectively.

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
We discuss herein Sempra’s results of operations and significant changes in earnings (losses), revenues and costs by segment, as well as Parent and other, for the three months (Q2) and six months (YTD) ended June 30, 2024 compared to the same periods in 2023. We also discuss herein the impact of foreign currency and inflation rates on Sempra’s results of operations.
Sempra California recorded CPUC-authorized base revenues in the three months and six months ended June 30, 2024 based on 2023 levels authorized under the 2019 GRC because a final decision in the 2024 GRC remains pending.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sempra:
Sempra California	$316	$339	$898	$957
Sempra Texas Utilities	202	160	385	243
Sempra Infrastructure	291	208	422	523
Parent and other(1)	(96)	(104)	(191)	(151)
Earnings attributable to common shares	$713	$603	$1,514	$1,572
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
In the three months ended June 30, 2024 compared to the same period in 2023, the decrease in earnings of $23 million (7%) to $316 million was primarily due to:
▪$37 million lower income tax benefits primarily from flow-through items, which includes $25 million related to income tax benefits in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures
▪$21 million regulatory awards approved by the CPUC in 2023
▪$11 million higher net interest expense
Offset by:
▪$26 million higher CPUC base operating margin, net of operating expenses, including higher authorized cost of capital. Sempra California recorded CPUC-authorized revenues based on 2023 authorized levels
▪$8 million higher electric transmission margin

In the six months ended June 30, 2024 compared to the same period in 2023, the decrease in earnings of $59 million (6%) to $898 million was primarily due to:
▪$51 million lower income tax benefits primarily from flow-through items, which includes $25 million related to income tax benefits in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures
▪$26 million higher net interest expense
▪$21 million regulatory awards approved by the CPUC in 2023
Offset by:
▪$14 million higher CPUC base operating margin, net of operating expenses, including higher authorized cost of capital. Sempra California recorded CPUC-authorized revenues based on 2023 authorized levels
▪$12 million higher electric transmission margin
▪$5 million higher AFUDC equity
Sempra Texas Utilities
In the three months ended June 30, 2024 compared to the same period in 2023, the increase in earnings of $42 million (26%) to $202 million was primarily due to higher equity earnings from Oncor Holdings driven by:
▪higher revenues primarily attributable to:
◦rate updates to reflect increases in invested capital
◦increases in transmission billing units
◦higher customer consumption primarily attributable to weather
◦new base rates implemented in May 2023
◦customer growth
Offset by:
▪higher interest expense and depreciation expense attributable to invested capital
▪higher O&M
In the six months ended June 30, 2024 compared to the same period in 2023, the increase in earnings of $142 million to $385 million was primarily due to higher equity earnings from Oncor Holdings driven by:
▪higher revenues primarily attributable to:
◦rate updates to reflect increases in invested capital
◦increases in transmission billing units
◦higher customer consumption primarily attributable to weather
◦new base rates implemented in May 2023
◦customer growth
▪write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review
Offset by:
▪higher interest expense and depreciation expense attributable to invested capital
▪higher O&M
Sempra Infrastructure
In the three months ended June 30, 2024 compared to the same period in 2023, the increase in earnings of $83 million (40%) to $291 million was primarily due to:
▪$247 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of a $153 million favorable impact in 2024 compared to a $94 million unfavorable impact in 2023
▪$13 million from $3 million net interest income in 2024 compared to $10 million net interest expense in 2023 primarily due to higher capitalization of interest expense on projects under construction
Offset by:
▪$91 million from asset and supply optimization driven by unrealized losses in 2024 compared to unrealized gains in 2023 on commodity derivatives due to changes in natural gas prices
▪$48 million from the transportation business driven by lower equity earnings and revenues, including the cumulative impact of new tariffs going into effect in June 2023 for certain pipelines in Mexico

▪$13 million from $7 million net income tax expense in 2024 compared to $6 million net income tax benefit in 2023 primarily from the remeasurement of certain deferred income taxes
▪$12 million higher O&M and lower revenues from a provision for expected credit losses on a customer’s past due receivable balance
▪$12 million from TdM driven by unrealized losses in 2024 compared to unrealized gains in 2023 on commodity derivatives due to changes in power and natural gas prices
In the six months ended June 30, 2024 compared to the same period in 2023, the decrease in earnings of $101 million (19%) to $422 million was primarily due to:
▪$394 million from asset and supply optimization driven by unrealized losses in 2024 compared to unrealized gains in 2023 on commodity derivatives due to changes in natural gas prices and lower LNG diversion fees
▪$62 million from the transportation business driven by lower equity earnings and revenues, including the cumulative impact of new tariffs going into effect in June 2023 for certain pipelines in Mexico and a customer’s early termination of firm transportation agreements in 2023
▪$24 million higher O&M and lower revenues from a provision for expected credit losses on a customer’s past due receivable balance
Offset by:
▪$315 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of a $112 million favorable impact in 2024 compared to a $203 million unfavorable impact in 2023
▪$54 million from $6 million net interest income in 2024 compared to $48 million net interest expense in 2023 primarily due to higher capitalization of interest expense on projects under construction and $17 million net unrealized losses in 2023 on a contingent interest rate swap related to the PA LNG Phase 1 project
▪$11 million lower income tax expense primarily from the remeasurement of certain deferred income taxes
▪$9 million from TdM driven by lower natural gas prices and higher volumes net of unrealized losses in 2024 compared to unrealized gains in 2023 on commodity derivatives due to changes in power and natural gas prices
Parent and Other
In the three months ended June 30, 2024 compared to the same period in 2023, the decrease in losses of $8 million (8%) to $96 million was primarily due to:
▪$31 million from $13 million income tax benefit in 2024 compared to $18 million income tax expense in 2023 from the interim period application of an annual forecasted consolidated ETR
Offset by:
▪$6 million from higher net interest expense
▪$5 million related to settlement charges from our non-qualified pension plan in 2024
In the six months ended June 30, 2024 compared to the same period in 2023, the increase in losses of $40 million (26%) to $191 million was primarily due to:
▪$17 million from higher net interest expense
▪$11 million lower income tax benefit from the interim period application of an annual forecasted consolidated ETR
▪$5 million related to settlement charges from our non-qualified pension plan in 2024

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

UTILITIES: NATURAL GAS REVENUES AND COST OF NATURAL GAS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sempra:
Natural gas revenues:
Sempra California	$1,480	$1,645	$3,564	$6,032
Sempra Infrastructure	18	19	48	49
Eliminations and adjustments	(4)	(4)	(9)	(9)
Total	$1,494	$1,660	$3,603	$6,072
Cost of natural gas(1):
Sempra California	$136	$314	$680	$3,026
Sempra Infrastructure	5	2	14	1
Eliminations and adjustments	(4)	(5)	(3)	(33)
Total	$137	$311	$691	$2,994
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2024 compared to the same period in 2023, Sempra’s natural gas revenues decreased by $166 million (10%) to $1.5 billion driven by Sempra California, which included:
▪$178 million decrease in cost of natural gas sold, which we discuss below
▪$33 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax benefit (expense)
▪$29 million regulatory awards approved by the CPUC in 2023
Offset by:
▪$37 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$26 million lower regulatory revenues in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, which are offset in income tax benefit (expense)
▪$15 million higher CPUC-authorized revenues attributable to higher authorized cost of capital
▪$7 million higher revenues associated with refundable programs, which are fully offset in O&M
In the three months ended June 30, 2024 compared to the same period in 2023, Sempra’s cost of natural gas decreased by $174 million to $137 million driven by Sempra California, which included:
▪$163 million lower average natural gas prices
▪$15 million lower volumes driven by weather
In the six months ended June 30, 2024 compared to the same period in 2023, Sempra’s natural gas revenues decreased by $2.5 billion (41%) to $3.6 billion driven by Sempra California, which included:
▪$2.3 billion decrease in cost of natural gas sold, which we discuss below

▪$109 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax benefit (expense)
▪$47 million lower revenues from an $8 million credit in 2024 compared to $39 million cost in 2023 for the non-service components of net periodic benefit cost, which fully offsets in other income, net
▪$33 million lower franchise fee revenues
▪$29 million regulatory awards approved by the CPUC in 2023
▪$10 million lower revenues associated with refundable programs, which are fully offset in O&M
Offset by:
▪$49 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$36 million higher CPUC-authorized revenues attributable to higher authorized cost of capital
▪$26 million lower regulatory revenues in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, which are offset in income tax benefit (expense)
In the six months ended June 30, 2024 compared to the same period in 2023, Sempra’s cost of natural gas decreased by $2.3 billion to $691 million driven by Sempra California, which included:
▪$2.0 billion lower average natural gas prices
▪$385 million lower volumes driven by weather
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

UTILITIES: ELECTRIC REVENUES AND COST OF ELECTRIC FUEL AND PURCHASED POWER
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sempra:
Electric revenues:
Sempra California	$1,145	$1,055	$2,202	$2,083
Eliminations and adjustments	(1)	(1)	(2)	(2)
Total	$1,144	$1,054	$2,200	$2,081
Cost of electric fuel and purchased power(1):
Sempra California	$175	$107	$282	$242
Eliminations and adjustments	(19)	(19)	(37)	(40)
Total	$156	$88	$245	$202
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2024 compared to the same period in 2023, Sempra’s electric revenues increased by $90 million (9%) remaining at $1.1 billion driven by Sempra California, which included:
▪$68 million higher cost of electric fuel and purchased power, which we discuss below
▪$43 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$30 million lower ITCs from standalone energy storage projects, which are offset in income tax benefit (expense)
▪$18 million higher revenues from transmission operations
Offset by:
▪$35 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$7 million lower franchise fee revenues
▪$5 million lower CPUC-authorized revenues offset by higher authorized cost of capital

In the three months ended June 30, 2024 compared to the same period in 2023, Sempra’s cost of electric fuel and purchased power increased by $68 million to $156 million driven by Sempra California, which included:
▪$120 million lower sales to the California ISO due to lower market prices
▪$37 million higher purchased power primarily due to change in excess capacity sales
Offset by:
▪$85 million lower purchased power from the California ISO due to lower market prices
In the six months ended June 30, 2024 compared to the same period in 2023, Sempra’s electric revenues increased by $119 million (6%) to $2.2 billion driven by Sempra California, which included:
▪$88 million lower ITCs from standalone energy storage projects, which are offset in income tax benefit (expense)
▪$66 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$40 million higher cost of electric fuel and purchased power, which we discuss below
▪$30 million higher revenues from transmission operations
▪$5 million higher CPUC-authorized revenues attributable to higher authorized cost of capital
Offset by:
▪$65 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$12 million lower revenues from a $6 million credit in 2024 compared to $6 million cost in 2023 for the non-service components of net periodic benefit cost, which fully offsets in other income, net
▪$8 million lower franchise fee revenues
In the six months ended June 30, 2024 compared to the same period in 2023, Sempra’s cost of electric fuel and purchased power increased by $43 million (21%) to $245 million driven by Sempra California, which included:
▪$214 million lower sales to the California ISO due to lower market prices
▪$77 million realized gains in 2023 on derivative contracts for fixed-price natural gas, which are entered into to hedge the cost of electric fuel
Offset by:
▪$185 million lower purchased power from the California ISO due to lower market prices
▪$65 million lower utility-owned generation costs
Energy-Related Businesses: Revenues and Cost of Sales

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sempra:
Revenues:
Sempra Infrastructure	$391	$641	$880	$1,807
Parent and other(1)	(18)	(20)	(32)	(65)
Total	$373	$621	$848	$1,742
Cost of sales(2):
Sempra Infrastructure	$54	$81	$163	$274
Total	$54	$81	$163	$274
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2024 compared to the same period in 2023, Sempra’s revenues from energy-related businesses decreased by $248 million (40%) to $373 million primarily due to:
▪$246 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$240 million primarily driven by $12 million unrealized losses in 2024 compared to $199 million unrealized gains in 2023 on commodity derivatives
▪$11 million lower pipeline revenue
Offset by:
▪$10 million from TdM mainly due to higher volumes

In the three months ended June 30, 2024 compared to the same period in 2023, Sempra’s cost of sales from energy-related businesses decreased by $27 million (33%) to $54 million primarily due to:
▪$34 million driven by lower natural gas purchases related to asset and supply optimization
Offset by:
▪$9 million at TdM driven by higher volumes
In the six months ended June 30, 2024 compared to the same period in 2023, Sempra’s revenues from energy-related businesses decreased by $894 million to $848 million primarily due to:
▪$857 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$750 million primarily driven by $34 million unrealized losses in 2024 compared to $617 million unrealized gains in 2023 on commodity derivatives and $155 million primarily from lower natural gas prices
◦$98 million primarily from lower diversion fees due to lower natural gas prices
▪$42 million lower transportation revenues primarily from a customer’s early termination of firm transportation agreements in the first quarter of 2023
▪$21 million lower pipeline revenue
▪$2 million from TdM mainly due to $37 million from lower power prices offset by $32 million from higher volumes
In the six months ended June 30, 2024 compared to the same period in 2023, Sempra’s cost of sales from energy-related businesses decreased by $111 million (41%) to $163 million primarily due to:
▪$66 million at TdM driven by $87 million from lower natural gas prices offset by $14 million from higher volumes
▪$42 million driven by lower natural gas prices related to asset and supply optimization
Operation and Maintenance
In the three months ended June 30, 2024 compared to the same period in 2023, Sempra’s O&M decreased by $33 million (2%) to $1.3 billion primarily due to:
▪$62 million decrease at Sempra California due to:
◦$34 million lower non-refundable operating costs
◦$28 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
▪$24 million increase at Sempra Infrastructure due to:
◦$14 million from a provision for expected credit losses on a customer’s past due receivable balance
◦$9 million higher development costs and certain non-capitalized expenses from projects under construction
In the six months ended June 30, 2024 compared to the same period in 2023, Sempra’s O&M decreased by $30 million (1%) to $2.5 billion primarily due to:
▪$92 million decrease at Sempra California due to:
◦$75 million lower expenses associated with refundable programs, which costs are recovered in revenue
◦$17 million lower non-refundable operating costs
Offset by:
▪$53 million increase at Sempra Infrastructure due to:
◦$25 million from a provision for expected credit losses on a customer’s past due receivable balance
◦$17 million higher development costs and certain non-capitalized expenses from projects under construction
◦$5 million higher purchased services
Other Income, Net
In the six months ended June 30, 2024 compared to the same period in 2023, Sempra’s other income, net, increased by $57 million to $129 million primarily due to:
▪$47 million lower non-service components of net periodic benefit cost primarily at Sempra California
▪$5 million higher AFUDC equity at Sempra California
▪$5 million higher net interest income on regulatory balancing accounts at Sempra California

Offset by:
▪$8 million gains in 2023 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions at Sempra Infrastructure primarily due to cross-currency swaps as a result of fluctuation of the Mexican peso
Interest Expense
In the three months ended June 30, 2024 compared to the same period in 2023, Sempra’s interest expense decreased by $6 million (2%) to $311 million primarily due to:
▪$25 million at Sempra Infrastructure primarily from lower interest expense due to higher capitalization of interest expense on projects under construction
Offset by:
▪$15 million at Sempra California primarily from higher debt balances from debt issuances
In the six months ended June 30, 2024 compared to the same period in 2023, Sempra’s interest expense decreased by $67 million (10%) to $616 million primarily due to:
▪$120 million at Sempra Infrastructure primarily from:
◦$54 million lower interest expense due to higher capitalization of interest expense on projects under construction
◦$47 million interest expense in 2023 comprised of $33 million net unrealized losses and $14 million settlement on a contingent interest rate swap related to the PA LNG Phase 1 project
Offset by:
▪$33 million at Sempra California primarily from higher debt balances from debt issuances
▪$20 million at Parent and other primarily from higher interest expense due to higher debt balances from debt issuances, offset by capitalization of interest expense in 2024 on projects under construction at Sempra Infrastructure
Income Taxes

INCOME TAX (BENEFIT) EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sempra:
Income tax (benefit) expense	$(130)	$175	$42	$551

Income before income taxes and equity earnings	$308	$523	$1,013	$1,852
Equity earnings, before income tax(1)	160	153	294	285
Pretax income	$468	$676	$1,307	$2,137

Effective income tax rate	(28)%	26%	3%	26%
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
In the three months ended June 30, 2024 compared to the same period in 2023, Sempra had an income tax benefit in 2024 compared to income tax expense in 2023 primarily due to:
▪$303 million from $186 million income tax benefit in 2024 compared to $117 million income tax expense in 2023 from foreign currency and inflation effects on our monetary positions in Mexico
▪$31 million from $13 million income tax benefit in 2024 compared to $18 million income tax expense in 2023 from the interim period application of an annual forecasted consolidated ETR

▪higher income tax benefits from flow-through items, including an income tax benefit in 2024 from adopting a change in tax accounting method for gas repairs expenditures
▪lower pretax income
Offset by:
▪$43 million income tax benefit in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures
▪lower income tax benefit from lower ITCs from standalone energy storage projects under the IRA
In the six months ended June 30, 2024 compared to the same period in 2023, Sempra’s income tax expense decreased by $509 million primarily due to:
▪$385 million from $133 million income tax benefit in 2024 compared to $252 million income tax expense in 2023 from foreign currency and inflation effects on our monetary positions in Mexico
▪lower pretax income
▪higher income tax benefits from flow-through items, including an income tax benefit in 2024 from adopting a change in tax accounting method for gas repairs expenditures
Offset by:
▪lower income tax benefit from lower ITCs from standalone energy storage projects under the IRA
▪$43 million income tax benefit in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures
We discuss the impact of foreign currency exchange rates and inflation on income taxes below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.” See Note 1 of the Notes to Condensed Consolidated Financial Statements in this report and Notes 1 and 8 of the Notes to Consolidated Financial Statements in the Annual Report for further details about our accounting for income taxes and items subject to flow-through treatment.
Equity Earnings
In the three months ended June 30, 2024 compared to the same period in 2023, Sempra’s equity earnings increased by $45 million (12%) to $433 million primarily due to:
▪$43 million at IMG due to income tax benefit in 2024 compared to an income tax expense in 2023 primarily from foreign currency and inflation effects
▪$42 million at Oncor Holdings driven by:
◦higher revenues primarily attributable to:
•rate updates to reflect increases in invested capital
•increases in transmission billing units
•higher customer consumption primarily attributable to weather
•new base rates implemented in May 2023
•customer growth
Offset by:
◦higher interest expense and depreciation expense attributable to invested capital
◦higher O&M
Offset by:
▪$47 million at TAG Norte from the cumulative impact of new tariffs going into effect in June 2023 offset by income tax benefit in 2024 compared to an income tax expense in 2023

In the six months ended June 30, 2024 compared to the same period in 2023, Sempra’s equity earnings increased by $174 million (29%) to $781 million primarily due to:
▪$142 million at Oncor Holdings driven by:
◦higher revenues primarily attributable to
•rate updates to reflect increases in invested capital
•increases in transmission billing units
•higher customer consumption primarily attributable to weather
•new base rates implemented in May 2023
•customer growth
◦write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review
Offset by:
◦higher interest expense and depreciation expense attributable to invested capital
◦higher O&M
▪$58 million at IMG due to income tax benefit in 2024 compared to an income tax expense in 2023 primarily from foreign currency and inflation effects
Offset by:
▪$35 million at TAG Norte primarily from the cumulative impact of new tariffs going into effect in June 2023 offset by lower income tax expense
Earnings Attributable to Noncontrolling Interests
In the three months ended June 30, 2024 compared to the same period in 2023, Sempra’s earnings attributable to NCI increased by $25 million (21%) to $146 million primarily due to an increase in SI Partners’ net income.
In the six months ended June 30, 2024 compared to the same period in 2023, Sempra’s earnings attributable to NCI decreased by $98 million (31%) to $215 million primarily due to a decrease in SI Partners’ net income.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months and six months ended June 30, 2024 compared to the same periods in 2023, the change in our earnings as a result of foreign currency translation rates was negligible.

Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts		Transactional (losses) gains included in reported amounts
	Three months ended June 30,
	2024	2023	2024	2023
Other income, net	$30	$31	$(1)	$2
Income tax benefit (expense)	130	(175)	186	(117)
Equity earnings	433	388	38	(20)
Net income	871	736	223	(135)
Earnings attributable to noncontrolling interests	(146)	(121)	(71)	42
Earnings attributable to common shares	713	603	152	(93)

	Six months ended June 30,
	2024	2023	2024	2023
Other income, net	$129	$72	$—	$8
Income tax benefit (expense)	(42)	(551)	133	(252)
Equity earnings	781	607	30	(51)
Net income	1,752	1,908	163	(295)
Earnings attributable to noncontrolling interests	(215)	(313)	(52)	93
Earnings attributable to common shares	1,514	1,572	111	(202)

We discuss herein SDG&E’s results of operations and significant changes in earnings, revenues and costs for the three months (Q2) and six months (YTD) ended June 30, 2024 compared to the same periods in 2023.
SDG&E recorded CPUC-authorized base revenues in the three months and six months ended June 30, 2024 based on 2023 levels authorized under the 2019 GRC because a final decision in the 2024 GRC remains pending.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended June 30, 2024 compared to the same period in 2023, the increase in earnings of $2 million (1%) to $186 million was primarily due to:
▪$8 million higher electric transmission margin
▪$5 million higher CPUC base operating margin, net of operating expenses, including higher authorized cost of capital. SDG&E recorded CPUC-authorized revenues based on 2023 authorized levels
Offset by:
▪$7 million higher net interest expense
▪$5 million lower income tax benefits primarily from flow-through items
In the six months ended June 30, 2024 compared to the same period in 2023, the decrease in earnings of $33 million (7%) to $409 million was primarily due to:
▪$16 million lower CPUC base operating margin, net of operating expenses, offset by higher authorized cost of capital. SDG&E recorded CPUC-authorized revenues based on 2023 authorized levels
▪$15 million higher net interest expense
▪$8 million lower income tax benefits primarily from flow-through items
▪$7 million lower AFUDC equity
Offset by:
▪$12 million higher electric transmission margin
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended June 30, 2024 compared to the same period in 2023, SDG&E’s electric revenues increased by $91 million (9%) to $1.1 billion primarily due to:
▪$68 million higher cost of electric fuel and purchased power, which we discuss below
▪$43 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$30 million lower ITCs from standalone energy storage projects, which are offset in income tax expense
▪$18 million higher revenues from transmission operations
Offset by:
▪$35 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$7 million lower franchise fee revenues
▪$5 million lower CPUC-authorized revenues offset by higher authorized cost of capital
In the three months ended June 30, 2024 compared to the same period in 2023, SDG&E’s cost of electric fuel and purchased power increased by $68 million to $175 million primarily due to:
▪$120 million lower sales to the California ISO due to lower market prices
▪$37 million higher purchased power primarily due to change in excess capacity sales
Offset by:
▪$85 million lower purchased power from the California ISO due to lower market prices
In the six months ended June 30, 2024 compared to the same period in 2023, SDG&E’s electric revenues increased by $120 million (6%) to $2.2 billion primarily due to:
▪$88 million lower ITCs from standalone energy storage projects, which are offset in income tax expense
▪$66 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$40 million higher cost of electric fuel and purchased power, which we discuss below
▪$30 million higher revenues from transmission operations
▪$5 million higher CPUC-authorized revenues attributable to higher authorized cost of capital
Offset by:
▪$65 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$12 million lower revenues from a $6 million credit in 2024 compared to $6 million cost in 2023 for the non-service components of net periodic benefit cost, which fully offsets in other income, net

▪$8 million lower franchise fee revenues
In the six months ended June 30, 2024 compared to the same period in 2023, SDG&E’s cost of electric fuel and purchased power increased by $40 million (17%) to $282 million primarily due to:
▪$214 million lower sales to the California ISO due to lower market prices
▪$77 million realized gains in 2023 on derivative contracts for fixed-price natural gas, which are entered into to hedge the cost of electric fuel
Offset by:
▪$185 million lower purchased power from the California ISO due to lower market prices
▪$65 million lower utility-owned generation costs
Natural Gas Revenues and Cost of Natural Gas
In the three months ended June 30, 2024 and 2023, SDG&E’s average cost of natural gas per thousand cubic feet was $3.53 and $3.69, respectively. In the six months ended June 30, 2024 and 2023, SDG&E’s average cost of natural gas per thousand cubic feet was $5.08 and $13.38, respectively. The average cost of natural gas sold at SDG&E is impacted by market prices, as well as transportation, tariff and other charges.
In the three months ended June 30, 2024 compared to the same period in 2023, SDG&E’s natural gas revenues increased by $2 million (1%) to $206 million primarily due to:
▪$12 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
Offset by:
▪$9 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax expense
In the six months ended June 30, 2024 compared to the same period in 2023, SDG&E’s natural gas revenues decreased by $301 million (36%) to $525 million primarily due to:
▪$278 million decrease in cost of natural gas sold, which we discuss below
▪$25 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax expense
▪$7 million lower franchise fee revenues
Offset by:
▪$12 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
In the six months ended June 30, 2024 compared to the same period in 2023, SDG&E’s cost of natural gas decreased by $278 million to $139 million primarily due to:
▪$227 million lower average natural gas prices
▪$51 million lower volumes driven by weather
Operation and Maintenance
In the three months ended June 30, 2024 compared to the same period in 2023, SDG&E’s O&M decreased by $51 million (11%) to $423 million due to:
▪$33 million lower expenses associated with refundable programs, which costs are recovered in revenue
▪$18 million lower non-refundable operating costs
In the six months ended June 30, 2024 compared to the same period in 2023, SDG&E’s O&M decreased by $67 million (7%) to $834 million due to lower expenses associated with refundable programs, which costs are recovered in revenue.
Other Income, Net
In the six months ended June 30, 2024 compared to the same period in 2023, SDG&E’s other income, net, increased by $6 million (12%) to $56 million primarily due to:
▪$16 million increase from a $7 million credit in 2024 compared to $9 million cost in 2023 for the non-service components of net periodic benefit cost
Offset by:
▪$7 million lower AFUDC equity

Interest Expense
In the three months and six months ended June 30, 2024 compared to the same periods in 2023, SDG&E’s interest expense increased by $8 million (7%) to $131 million and $18 million (7%) to $259 million, respectively, primarily from higher debt balances from debt issuances.
Income Taxes

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
SDG&E:
Income tax expense	$34	$4	$74	$11
Income before income taxes	$220	$188	$483	$453
Effective income tax rate	15%	2%	15%	2%
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
In the three months and six months ended June 30, 2024 compared to the same periods in 2023, SDG&E’s income tax expense increased by $30 million and $63 million, respectively, primarily due to:
▪lower income tax benefit from lower ITCs from standalone energy storage projects under the IRA
▪higher pretax income
We discuss herein SoCalGas’ results of operations and significant changes in earnings, revenues and costs for the three months (Q2) and six months (YTD) ended June 30, 2024 compared to the same period in 2023.
SoCalGas recorded CPUC-authorized base revenues in the three months and six months ended June 30, 2024 based on 2023 levels authorized under the 2019 GRC because a final decision in the 2024 GRC remains pending.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended June 30, 2024 compared to the same period in 2023, the decrease in earnings of $25 million (16%) to $130 million were primarily due to:
▪$32 million lower income tax benefits primarily from flow-through items, which includes $25 million related to income tax benefits in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures
▪$21 million regulatory awards approved by the CPUC in 2023
▪$4 million higher net interest expense
Offset by:
▪$21 million higher CPUC base operating margin, net of higher operating expenses in 2023, including higher authorized cost of capital. SoCalGas recorded CPUC-authorized revenues based on 2023 authorized levels
▪$5 million higher AFUDC equity
▪$4 million higher net regulatory interest income
In the six months ended June 30, 2024 compared to the same period in 2023, the decrease in earnings of $26 million (5%) to $489 million were primarily due to:
▪$43 million lower income tax benefits primarily from flow-through items, which includes $25 million related to income tax benefits in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures
▪$21 million regulatory awards approved by the CPUC in 2023
▪$11 million higher net interest expense
Offset by:
▪$30 million higher CPUC base operating margin, net of higher operating expenses in 2023, including higher authorized cost of capital. SoCalGas recorded CPUC-authorized revenues based on 2023 authorized levels
▪$12 million higher AFUDC equity
▪$6 million higher net regulatory interest income
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Natural Gas Revenues and Cost of Natural Gas
In the three months ended June 30, 2024 and 2023, SoCalGas’ average cost of natural gas per thousand cubic feet was $1.84 and $4.31, respectively. In the six months ended June 30, 2024 and 2023, SoCalGas’ average cost of natural gas per thousand cubic feet was $3.50 and $13.88, respectively. The average cost of natural gas sold at SoCalGas is impacted by market prices, as well as transportation and other charges.
In the three months ended June 30, 2024 compared to the same period in 2023, SoCalGas’ natural gas revenues decreased by $158 million (11%) to $1.3 billion primarily due to:
▪$170 million decrease in cost of natural gas sold, which we discuss below
▪$29 million regulatory awards approved by the CPUC in 2023
▪$24 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax (expense) benefit
Offset by:
▪$26 million lower regulatory revenues in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, which are offset in income tax (expense) benefit
▪$25 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$14 million higher CPUC-authorized revenues attributable to higher authorized cost of capital
▪$5 million higher revenues associated with refundable programs, which are fully offset in O&M
In the three months ended June 30, 2024 compared to the same period in 2023, SoCalGas’ cost of natural gas decreased by $170 million to $114 million primarily due to:
▪$154 million lower average natural gas prices
▪$16 million lower volumes driven by weather
In the six months ended June 30, 2024 compared to the same period in 2023, SoCalGas’ natural gas revenues decreased by $2.1 billion (41%) to $3.1 billion primarily due to:
▪$2.1 billion decrease in cost of natural gas sold, which we discuss below

▪$84 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax (expense) benefit
▪$44 million lower revenues from a $6 million credit in 2024 compared to $38 million cost in 2023 for the non-service components of net periodic benefit cost, which fully offsets in other income (expense), net
▪$29 million regulatory awards approved by the CPUC in 2023
▪$26 million lower franchise fee revenues
▪$8 million lower revenues associated with refundable programs, which are fully offset in O&M
Offset by:
▪$37 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$33 million higher CPUC-authorized revenues attributable to higher authorized cost of capital
▪$26 million lower regulatory revenues in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, which are offset in income tax (expense) benefit
In the six months ended June 30, 2024 compared to the same period in 2023, SoCalGas’ cost of natural gas decreased by $2.1 billion to $579 million primarily due to:
▪$1.7 billion lower average natural gas prices
▪$334 million lower volumes driven by weather
Operation and Maintenance
In the three months ended June 30, 2024 compared to the same period in 2023, SoCalGas’ O&M decreased by $8 million (1%) to $707 million due to:
▪$13 million lower non-refundable operating costs
Offset by:
▪$5 million higher expenses associated with refundable programs, which costs are recovered in revenue
In the six months ended June 30, 2024 compared to the same period in 2023, SoCalGas’ O&M decreased by $20 million (1%) to $1.3 billion due to:
▪$12 million lower non-refundable operating costs
▪$8 million lower expenses associated with refundable programs, which costs are recovered in revenue
Other Income (Expense), Net
In the three months ended June 30, 2024 compared to the same period in 2023, SoCalGas’ other income, net increased by $12 million to $13 million primarily due to:
▪$5 million higher AFUDC equity
▪$5 million higher net interest income on regulatory balancing accounts
In the six months ended June 30, 2024 compared to the same period in 2023, SoCalGas’ other income, net, was $60 million compared to other expense, net, of $7 million primarily due to:
▪$42 million increase from a $4 million credit in 2024 compared to $38 million cost in 2023 for the non-service components of net periodic benefit cost
▪$12 million higher AFUDC equity
▪$8 million higher net interest income on regulatory balancing accounts
Interest Expense
In the three months and six months ended June 30, 2024 compared to the same periods in 2023, SoCalGas’ interest expense increased by $7 million (10%) to $78 million and $15 million (11%) to $155 million, respectively, primarily from higher debt balances from debt issuances.

Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
SoCalGas:
Income tax expense (benefit)	$10	$(21)	$53	$73
Income before income taxes	$141	$135	$543	$589
Effective income tax rate	7%	(16)%	10%	12%
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
In the three months ended June 30, 2024 compared to the same period in 2023, SoCalGas had income tax expense in 2024 compared to an income tax benefit in 2023 primarily due to:
▪$43 million income tax benefit in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures
Offset by:
▪higher income tax benefits from flow-through items, including an income tax benefit in 2024 from adopting a change in tax accounting method for gas repairs expenditures
In the six months ended June 30, 2024 compared to the same period in 2023, SoCalGas’ income tax expense decreased by $20 million (27%) primarily due to:
▪higher income tax benefits from flow-through items, including an income tax benefit in 2024 from adopting a change in tax accounting method for gas repairs expenditures
▪lower pretax income
Offset by:
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
Common Stock Offering and Forward Sale Agreements
As we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements in this report and Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, our offering of Sempra common stock completed in November 2023 provided initial net proceeds of $144 million upon the underwriters’ partial exercise of their over-allotment option to purchase additional shares of our common stock. We did not initially receive any proceeds from the sale of our common stock pursuant to the forward sale agreements entered into in connection with the offering. The forward sale agreements permit us to elect, subject to certain conditions, physical settlement, cash settlement or net share settlement for all or a portion of our obligations under the agreements. We expect to settle the forward sale agreements entirely by delivery of shares of our common stock under physical settlement in exchange for cash proceeds in one or more settlements no later than December 31, 2024, which is the final settlement date under the agreements. As of August 6, 2024, at the initial forward sale price of $68.845 per share, we expect that the net proceeds from full physical settlement of the forward sale agreements would be approximately $1.2 billion (net of underwriting discounts, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). If we were to elect cash settlement or net share settlement instead of physical settlement, the amount of cash proceeds we receive upon settlement would be less, perhaps substantially, or we may not receive any cash proceeds or we may deliver cash (in an amount that could be significant) or shares of our common stock to the counterparties to the forward sale agreements.
We used the initial net proceeds from this offering, and we expect to use any net proceeds from the sale of shares of our common stock pursuant to the forward sale agreements, to fund working capital and for other general corporate purposes, including to partly finance our long-term capital plan and to repay commercial paper and potentially other indebtedness.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. Sempra, SDG&E and SoCalGas each have five-year credit agreements expiring in 2028 and Sempra Infrastructure has four committed lines of credit expiring on various dates from 2025 through 2030, and an uncommitted line of credit expiring on August 12, 2024.

AVAILABLE FUNDS AT JUNE 30, 2024
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$228	$66	$10
Available unused credit(2)	8,132	1,500	1,094
(1)    Amounts at Sempra include $114 held in non-U.S. jurisdictions. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding and any letters of credit outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures or acquisitions. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper, a term loan and lines of credit were our primary sources of short-term debt funding in the first six months of 2024.

We discuss our short-term debt activities in Note 6 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first six months of 2024 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra 6.875% junior subordinated notes	$1,100	2054
SDG&E 5.55% first mortgage bonds	600	2054
SoCalGas 5.6% first mortgage bonds	500	2054
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	162	2025
Sempra Infrastructure variable rate notes (PA LNG Phase 1 project)	31	2030

Payments:	Payments	Maturity
SDG&E variable rate term loan	$400	2024
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 6 of the Notes to Condensed Consolidated Financial Statements.
Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first six months of 2024.

ISSUER CREDIT RATINGS AT JUNE 30, 2024

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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at June 30, 2024.
Loans due to/from Affiliates
At June 30, 2024, Sempra had $302 million in loans due to unconsolidated affiliates.
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
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totaled $286 million at June 30, 2024. We describe the Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
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
Wildfire Mitigation Cost Recovery Mechanism
2024 GRC Track 2. In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC, known as a Track 2 request. This request seeks review and recovery of $1.5 billion of wildfire mitigation plan costs incurred from 2019 through 2022 that were in addition to amounts authorized in the 2019 GRC. SDG&E expects to receive a proposed reasonableness review decision for Track 2 in the first quarter of 2025.
Revenues associated with the Track 2 amounts described above have been recorded in a regulatory account. In February 2024, the CPUC approved an interim cost recovery mechanism that would permit SDG&E to recover in rates $194 million and $96 million of this regulatory account balance in 2024 and 2025, respectively. Such recovery of SDG&E’s wildfire mitigation plan regulatory account balance will be subject to refund, contingent on the reasonableness review decision for Track 2.
2024 GRC Track 3. SDG&E expects to submit in late 2024 an additional request to the CPUC in its 2024 GRC, known as a Track 3 request, for review and recovery of its 2023 wildfire mitigation plan costs.

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
At June 30, 2024, $26 million is accrued in Other Current Liabilities and $1 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. These accruals do not include any amounts in excess of what has been reasonably estimated to resolve certain matters that we describe in “Legal Proceedings – SoCalGas – Aliso Canyon Natural Gas Storage Facility Gas Leak” in Note 11 of the Notes to Condensed Consolidated Financial Statements, nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs. We are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
At June 30, 2024, the Aliso Canyon natural gas storage facility had a net book value of $1.0 billion. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, and natural gas reliability and electric generation could be jeopardized.
Franchise Agreement
SoCalGas’ Los Angeles County franchise initially expired in June 2023 and the subsequent extension expired in December 2023. SoCalGas is in the process of negotiating a new agreement with Los Angeles County. SoCalGas is operating under the terms and provisions of the expired franchise and expects to continue to do so until a new agreement is reached and does not anticipate disruption of service to customers in unincorporated Los Angeles County while negotiations continue.
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
Sempra, KKR Pinnacle and ADIA directly or indirectly own a 70%, 20%, and 10% interest, respectively, in SI Partners, and KKR Denali, an affiliate of ConocoPhillips and TotalEnergies SE each own a 60%, 30% and 16.6% interest, respectively, in three separate SI Partners subsidiaries. In the six months ended June 30, 2024 and 2023, Sempra Infrastructure distributed $203 million and $252 million, respectively, to its NCI owners, and NCI owners contributed $786 million and $729 million, respectively, to Sempra Infrastructure.
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
We received authorizations from the DOE to export U.S.-produced natural gas to Mexico and to re-export LNG to non-FTA countries from the ECA LNG Phase 1 project. ECA LNG Phase 1 has definitive 20-year SPAs with an affiliate of TotalEnergies SE for approximately 1.7 Mtpa of LNG and with Mitsui & Co., Ltd. for approximately 0.8 Mtpa of LNG. The customers have a termination right if the ECA LNG Phase 1 project does not commence commercial operations under the SPAs by February 24, 2026, subject to certain additional conditions, for which we expect to request an extension if necessary.
We have an EPC contract with TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V., to construct the ECA LNG Phase 1 project. We estimate the total price of the EPC contract to be approximately $1.6 billion, with capital expenditures approximating $2.5 billion including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates. We expect the ECA LNG Phase 1 project to commence commercial operations in the spring of 2026.
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025 for an aggregate principal amount of up to $1.3 billion, of which $994 million was outstanding at June 30, 2024. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
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
Sempra Infrastructure has received authorizations from the DOE that permit the LNG to be produced from the PA LNG Phase 1 project to be exported to all current and future FTA and non-FTA countries. In April 2019, the FERC approved the siting, construction and operation of the PA LNG Phase 1 project. In June 2023, Port Arthur LNG requested authorization from the FERC to increase its work force and implement a 24-hours-per-day construction schedule to further enhance construction efficiency while reducing temporal impacts to the community and environment in the vicinity of the project. The authorization was granted in May 2024 and provides the EPC contractor with more optionality to meet or exceed the project’s construction schedule.
The PA LNG Phase 1 project holds two Clean Air Act, Prevention of Significant Deterioration permits issued by the TCEQ, which we refer to as the “2016 Permit” and the “2022 Permit.” The 2022 Permit also governs emissions for the proposed PA LNG Phase 2 project. In November 2023, a panel of the U.S. Court of Appeals for the Fifth Circuit issued a decision to vacate and remand the 2022 Permit to the TCEQ for additional explanation of the agency’s permit decision. In February 2024, the court withdrew its opinion and referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. The 2022 Permit is effective during the Texas Supreme Court’s review. The 2016 Permit was not the subject of, and is unaffected by, the pending litigation of the 2022 Permit. Construction of the PA LNG Phase 1 project is proceeding uninterrupted under existing permits, and we do not currently anticipate the pending litigation to materially impact the PA LNG Phase 1 project cost, schedule or expected commercial operations at this stage.
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

As we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements, SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of June 30, 2024, an aggregate amount of $2.4 billion has been paid by SI Partners’ indirect subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
In March 2023, Port Arthur LNG entered into a seven-year term loan facility agreement with a syndicate of lenders for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility agreement for up to $200 million. The facilities mature in March 2030. Proceeds from the loans will be used to finance the cost of construction of the PA LNG Phase 1 project. At June 30, 2024, $289 million of borrowings were outstanding under the term loan facility agreement.
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
In September 2023, the FERC approved the siting, construction and operation of the proposed PA LNG Phase 2 project, including the potential addition of up to two liquefaction trains. In February 2020, Sempra Infrastructure filed an application with the DOE to permit LNG produced from the proposed PA LNG Phase 2 project to be exported to all current and future FTA and non-FTA countries. We received the FTA authorization from the DOE in July 2020.
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
Sempra Infrastructure has entered into a non-binding HOA for the negotiation and potential finalization of a definitive SPA with INEOS for approximately 0.2 Mtpa of LNG offtake from the proposed PA LNG Phase 2 project. Additionally, Sempra Infrastructure has entered into a non-binding HOA for a 20-year SPA with Aramco for 5 Mtpa of LNG offtake from the proposed PA LNG Phase 2 project. The HOA further contemplates Aramco’s 25% participation in the project-level equity of the PA LNG Phase 2 project.
In July 2024, Sempra Infrastructure entered into an $8.2 billion EPC contract with Bechtel for the proposed PA LNG Phase 2 project. The EPC contract contemplates the construction of two liquefaction trains capable of producing approximately 13 Mtpa, an additional LNG storage tank and marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. We have no obligation to move forward on the EPC contract, and we may release Bechtel to perform portions of the work pursuant to limited notices to proceed. The price is subject to change if certain limited notices to proceed and the full notice to proceed are not issued, each by specified dates. We plan to fully release Bechtel to perform all the work to construct the PA LNG Phase 2 project only after we reach a final investment decision with respect to the project and after certain other conditions are met, including obtaining permits, executing definitive agreements for LNG offtake and equity investments, and securing project financing.
Vista Pacifico LNG Liquefaction Project. Sempra Infrastructure is developing the Vista Pacifico LNG project, a mid-scale natural gas liquefaction export facility proposed to be located in the vicinity of the Port of Topolobampo in Sinaloa, Mexico. In June 2024, we extended the non-binding development agreement with the CFE to December 15, 2024, with an automatic one-year extension to December 15, 2025. We continue to progress with the CFE on the negotiation of definitive agreements, including a natural gas supply agreement. The proposed LNG export terminal would be supplied with U.S. natural gas and would use excess capacity on existing pipelines in Mexico with the intent of helping to meet growing demand for natural gas and LNG in the Mexican and Pacific markets.
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
Energy Networks
Sonora Pipeline. Sempra Infrastructure’s Sonora natural gas pipeline consists of two pipeline segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the pipeline in the Yaqui territory that has made that section inoperable since August 2017. In September 2019, Sempra Infrastructure and the CFE reached an agreement to modify the tariff structure and extend the term of the contract by 10 years. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is back in service.
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
The Guaymas-El Oro segment of the Sonora pipeline currently constitutes a Sole Risk Project under the terms of the SI Partners limited partnership agreement. Sole Risk Projects are separated from other SI Partners projects and are conducted at Sempra’s sole cost, expense and liability and we receive, through the acquisition of Sole Risk Interests, any economic and other benefits from such projects. At June 30, 2024, Sempra Infrastructure had $406 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Refined Products Terminals. In May 2022, Sempra Infrastructure substantially completed construction of a terminal for the receipt, storage, and delivery of refined products in Topolobampo, at which time commissioning activities commenced. The Topolobampo terminal commenced commercial operations in June 2024.
Sempra Infrastructure is also developing terminals for the receipt, storage, and delivery of refined products in the vicinity of Manzanillo and Ensenada.
SI Partners holds a 100% indirect interest and Sempra holds a 70% indirect interest in these terminals.

Port Arthur Pipeline Louisiana Connector. Sempra Infrastructure is constructing the Port Arthur Pipeline Louisiana Connector, a 72-mile pipeline connecting the PA LNG Phase 1 project to Gillis, Louisiana, in which SI Partners holds a 100% indirect interest and Sempra holds a 70% indirect interest. In April 2019, the FERC approved the siting, construction and operation of the Port Arthur Pipeline Louisiana Connector, which will be used to supply feed gas to the PA LNG Phase 1 project. In July 2023, Sempra Infrastructure filed a limited amendment application with the FERC to implement construction process enhancements and minor modifications to several discrete sections of the Port Arthur Pipeline Louisiana Connector. These modifications are intended to decrease environmental impacts, accommodate landowner routing requests and enhance construction procedures. In May 2024, the FERC approved the Port Arthur Pipeline Louisiana Connector amendment application. We expect the Port Arthur Pipeline Louisiana Connector to be ready for service ahead of the PA LNG Phase 1 project’s gas requirements. We estimate the capital expenditures for the project will be approximately $1 billion, including capitalized interest at the project level and project contingency. The actual amount of these capital expenditures may differ substantially from our estimates.
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
Legal and Regulatory Matters
See Note 11 of the Notes to Condensed Consolidated Financial Statements in this report and “Part I – Item 1A. Risk Factors” in the Annual Report for discussions of the following legal and regulatory matters affecting our operations in Mexico and risks associated with Mexican laws, policies and government influence:

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
The most recent federal elections in Mexico that took place in June 2024 resulted in the election of the MORENA party candidate as the new president, who will take office in October 2024. The coalition led by MORENA also secured a qualified two-thirds majority in the Chamber of Deputies and close to a qualified majority in the Senate. This new political configuration could give the MORENA party substantial authority to implement significant changes to the Constitution, laws, policies, and regulations of Mexico, which could affect the Mexican economy, energy sector and our businesses, the extent and timing of which we currently are unable to predict.

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of the Registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2024	$2,520	$1,056	$1,046
2023	3,737	966	925
Change	$(1,217)	$90	$121

Change in net margin posted, current and noncurrent	$(933)	$87
Change in income taxes receivable/payable, net	(288)	(20)
Change in fixed-price contracts and other derivatives, current and noncurrent	(275)	(119)	$(156)
Change in GHG allowances, current and noncurrent	(206)	(32)	(151)
(Lower) higher net income, adjusted for noncash items included in earnings	(83)	95	(140)
Change in regulatory accounts, current and noncurrent	(62)	(400)	333
Change in accounts receivable	(31)	295	(100)
Change in qualified pension liability	55		42
Change in GHG obligations, current and noncurrent	87		71
Change in deferred capacity sales	202	202
Change in accounts payable	262		177
Other	55	(18)	45
	$(1,217)	$90	$121

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2024	$(4,168)	$(1,206)	$(978)
2023	(4,421)	(1,200)	(961)
Change	$253	$(6)	$(17)

Decrease (increase) in capital expenditures	$452		$(17)
Higher contributions to Oncor Holdings	(207)
Other	8	$(6)
	$253	$(6)	$(17)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2024	$1,618	$166	$(60)
2023	1,457	559	16
Change	$161	$(393)	$(76)

Lower payments for short-term debt with maturities greater than 90 days	$2,092		$800
Higher contributions from NCI	243
Lower (higher) payments on long-term debt and finance leases	103	$(403)	298
Settlement of cross-currency swaps in 2023	99
Lower distributions to NCI	49
Proceeds from sale of noncontrolling interest in 2023	(265)
Change in borrowings and repayments of short-term debt, net	(429)	205	(978)
Lower issuances of long-term debt	(842)	(198)	(500)
(Lower) higher issuances of short-term debt with maturities greater than 90 days	(960)		300
Other	71	3	4
	$161	$(393)	$(76)
Capital Expenditures and Investments

CAPITAL EXPENDITURES AND INVESTMENTS
(Dollars in millions)
	Six months ended June 30,
	2024	2023
Sempra California(1)	$2,212	$2,200
Sempra Texas Utilities	385	178
Sempra Infrastructure	1,619	2,084
Parent and other	1	4
Total	$4,217	$4,466
(1)    Includes expenditures for PP&E of $1,234 and $1,239 at SDG&E and $978 and $961 at SoCalGas for 2024 and 2023, respectively.

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
COMMODITY PRICE RISK
Sempra Infrastructure is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first six months of 2024, a hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $24 million at June 30, 2024 compared to $14 million at December 31, 2023.
The one-day value at risk for SDG&E’s and SoCalGas’ commodity positions were both $1 million at June 30, 2024 compared to $2 million and $4 million, respectively, at December 31, 2023.
INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	June 30, 2024			December 31, 2023
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$406	$—	$406	$947	$—	$947
Other	1,798	—	—	1,397	—	—
Long-term:
Sempra California fixed-rate	$16,209	$8,950	$7,259	$15,109	$8,350	$6,759
Sempra California variable-rate	—	—	—	400	400	—
Other fixed-rate	12,500	—	—	11,317	—	—
Other variable-rate	995	—	—	890	—	—
(1)    After the effects of interest rate swaps. Before reductions for unamortized discount and debt issuance costs and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings attributable to common shares (but disregarding capitalized interest and impacts on equity earnings from debt at our equity method investees) that would result from a hypothetical change in market interest rates. Earnings attributable to common shares are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at June 30, 2024 increased or decreased by 10%, the change in earnings attributable to common shares over the 12-month period ending June 30, 2025 would be approximately $8 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at June 30, 2024, after considering the effects of interest rate swaps, the change in earnings attributable to common shares over the 12-month period ending June 30, 2025 would be approximately $3 million.

FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURE
We discuss our foreign currency exchange rate risk and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At June 30, 2024, there were no significant changes to our exposure to foreign currency exchange rate risk since December 31, 2023.
In 2023 and 2024 to date, SDG&E and SoCalGas have experienced inflationary pressures from increases in various costs, including the cost of natural gas, electric fuel and purchased power, labor, materials and supplies, as well as availability of labor and materials. Sempra Texas Utilities has experienced increased costs, including labor and contractor related costs as well as higher insurance premiums, and does not have specific regulatory mechanisms that allow for recovery of higher non-reconcilable costs due to inflation; rather, recovery is limited to rate updates through capital trackers and base rate reviews, which may result in partial non-recovery due to the regulatory lag. If such costs continue to be subject to significant inflationary pressures and we are not able to fully recover such higher costs in rates or there is a delay in recovery, these increased costs may have a significant effect on Sempra’s, SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
(a)None.
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

RULE 10B5-1 TRADING ARRANGEMENT
(In the three months ended June 30, 2024)
Name and title of the director or officer	Date on which the director or officer adopted or terminated the trading arrangement	Duration of the trading arrangement	Aggregate number of securities to be purchased or sold pursuant to the trading arrangement
Sempra:
Diana L. Day, Chief Legal Counsel	May 20, 2024	From May 14, 2025 until all shares are sold or the trading arrangement is otherwise terminated
▪2,875 shares of Sempra common stock subject to time-based RSUs vesting in January 2025, plus the accumulated dividend equivalents related to such RSUs
▪2,038 shares of Sempra common stock subject to time-based RSUs vesting in January 2026, plus the accumulated dividend equivalents related to such RSUs
▪all shares of Sempra common stock subject to 5,009 performance-based RSUs vesting in January and February of 2025(1)
▪all shares of Sempra common stock subject to 4,939 performance-based RSUs vesting in January and February of 2026(1)

in each case (i) plus shares subject to any additional awards of time-based RSUs that may be granted to Ms. Day after the date hereof and that vest at the times set forth above, and (ii) less shares to which Ms. Day would otherwise be entitled that are withheld to satisfy minimum statutory tax withholding requirements

(1)    Shares subject to the performance-based RSUs scheduled to vest in January and February of 2025 and 2026 generally will vest, in whole or in part, or be forfeited in early 2025 or early 2026, as applicable, based on our total shareholder return for the three-year performance period ending on January 2, 2025 and January 2, 2026, as applicable, and EPS growth (as adjusted for long-term incentive plan purposes) for the three-year performance period ending on December 31, 2024 and December 31, 2025, as applicable. The number of shares that will vest may range from 0% to 200% of the target number of shares (plus dividend equivalents) and cannot be ascertained until the performance period has ended and the Compensation and Talent Development Committee of Sempra’s board of directors has certified the results.

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

EXHIBIT INDEX
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 3 -- ARTICLES OF INCORPORATION AND BYLAWS
Sempra
3.1	Amended and Restated Articles of Incorporation of Sempra effective May 23, 2008.		10-K	3.1	02/27/20

3.2	Certificate of Determination of Preferences of 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C, of Sempra (including the form of certificate representing the 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C), filed with the Secretary of State of the State of California and effective June 11, 2020.		8-K	3.1	06/15/20

3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation of Sempra dated May 12, 2023.		8-K	3.1	05/16/23

3.4	Bylaws of Sempra (as amended through May 12, 2023).		8-K	3.2	05/16/23

San Diego Gas & Electric Company
3.5	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective August 15, 2014.		10-K	3.4	02/26/15

3.6	Bylaws of San Diego Gas & Electric Company (as amended through October 26, 2016).		10-Q	3.1	11/02/16

Southern California Gas Company
3.7	Restated Articles of Incorporation of Southern California Gas Company effective October 7, 1996.		10-K	3.01	03/28/97

3.8	Bylaws of Southern California Gas Company (as amended through January 30, 2017).		8-K	3.1	01/31/17

EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
Certain instruments defining the rights of holders of long-term debt instruments are not required to be filed or incorporated by reference herein pursuant to Item 601(b)(4)(iii)(A) of SEC Regulation S-K. Each Registrant agrees to furnish a copy of such instruments to the SEC upon request.
Sempra
4.1	Officers’ Certificate of Sempra, dated as of May 31, 2024, including the form of 6.875% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2054.		8-K	4.1	05/31/24

EXHIBIT 10 -- MATERIAL CONTRACTS
Management Contract or Compensatory Plan, Contract or Arrangement
Sempra / Southern California Gas Company
10.1	Severance Pay Agreement between Sempra and Sara P. Mijares, signed March 4, 2023 and effective March 1, 2023.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra
31.1	Certification of Sempra’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra
32.1	Certification of Sempra’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA, (Registrant)

Date: August 6, 2024	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 6, 2024	By: /s/ Valerie A. Bille
Valerie A. Bille
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 6, 2024	By: /s/ Sara P. Mijares
Sara P. Mijares
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)