Form 10-Q
period 2024-09-30
SEMPRA; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2024-11-06
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		September 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	IRS Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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
☐

Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding as of November 1, 2024:

Sempra	633,399,264 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra

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

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
amparo	an extraordinary constitutional appeal governed by Articles 103 and 107 of the Mexican Constitution and filed in Mexican federal court
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASU	Accounting Standards Update
ATM program	at-the-market equity offering program pursuant to the sales agreement
Bcf	billion cubic feet
Bechtel	Bechtel Energy Inc.
bps	basis points
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CCM	cost of capital adjustment mechanism
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
CNBV	Comisión Nacional Bancaria y de Valores (Mexico’s National Banking and Securities Commission)
CODM	chief operating decision maker as defined in Accounting Standards Codification 280
ConocoPhillips	ConocoPhillips Company
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EPC	engineering, procurement and construction
EPS	earnings per common share
ERCOT	Electric Reliability Council of Texas, Inc., the ISO and the regional coordinator of various electricity systems within Texas
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HOA	Heads of Agreement
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IMG	Infraestructura Marina del Golfo
INEOS	INEOS Energy Trading Limited, a subsidiary of INEOS Limited
IOU	investor-owned utility

GLOSSARY (CONTINUED)

IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
ISO	Independent System Operator
ITC	investment tax credit
JV	joint venture
KKR Denali	KKR Denali Holdco LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
KKR Pinnacle	KKR Pinnacle Investor L.P. (as successor-in-interest to KKR Pinnacle Aggregator L.P.), an affiliate of Kohlberg Kravis Roberts & Co. L.P.
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mexican Stock Exchange	Bolsa Mexicana de Valores, S.A.B. de C.V., or BMV
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
NYSE	New York Stock Exchange
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OEIS	Office of Energy Infrastructure Safety
OII	Order Instituting Investigation
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
ORLEN	Polski Koncern Naftowy Orlen S.A.
Other Sempra	All Sempra consolidated entities, except for SDG&E and SoCalGas
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PBOP	postretirement benefits other than pension
Port Arthur LNG	Port Arthur LNG, LLC, an indirect subsidiary of SI Partners that owns the PA LNG Phase 1 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PUCT	Public Utility Commission of Texas
Registrants	has the meaning set forth in Rule 12b-2 under the Exchange Act and consists of Sempra, SDG&E and SoCalGas for purposes of this report
ROE	return on equity
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
sales agreement	ATM Equity Offering Sales Agreement, dated November 6, 2024, among Sempra and Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC (each a sales agent or forward seller) and Barclays Bank PLC, Bank of America, N.A., Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, or one of their respective affiliates (each a forward purchaser)
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)

GLOSSARY (CONTINUED)

SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	Sempra’s 6% mandatory convertible preferred stock, series A
series B preferred stock	Sempra’s 6.75% mandatory convertible preferred stock, series B
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate
SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement
Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG Norte	TAG Norte Holding, S. de R.L. de C.V.
TAG Pipelines	TAG Pipelines Norte, S. de R.L. de C.V.
TCEQ	Texas Commission on Environmental Quality
TdM	Termoeléctrica de Mexicali
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TO6	Electric Transmission Owner Formula Rate, new application
U.S. GAAP	generally accepted accounting principles in the United States of America
VAT	value-added tax
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:
▪California wildfires, including potential liability for damages regardless of fault and any inability to recover all or a substantial portion of costs from insurance, the Wildfire Fund, rates from customers or a combination thereof
▪decisions, audits, investigations, inquiries, regulations, denials or revocations of permits, consents, approvals or other authorizations, renewals of franchises, and other actions, including the failure to honor contracts and commitments, by the (i) CPUC, CRE, DOE, FERC, IRS, PUCT and other regulatory bodies and (ii) U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries where we do business
▪the success of business development efforts, construction projects, acquisitions, divestitures, and other significant transactions, including risks related to (i) being able to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) realizing anticipated benefits from any of these efforts if completed, (iv) obtaining third-party consents and approvals and (v) third parties honoring their contracts and commitments
▪macroeconomic trends or other factors that could change our capital expenditure plans and their potential impact on rate base or other growth
▪litigation, arbitration, property disputes and other proceedings, and changes (i) to laws and regulations, including those related to tax and trade policy and the energy industry in Mexico and (ii) due to the results of elections
▪cybersecurity threats, including by state and state-sponsored actors, of ransomware or other attacks on our systems or the systems of third parties with which we conduct business, including the energy grid or other energy infrastructure
▪the availability, uses, sufficiency, and cost of capital resources and our ability to borrow money or otherwise raise capital on favorable terms and meet our obligations, including due to (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook, (ii) instability in the capital markets, or (iii) fluctuating interest rates and inflation
▪the impact on affordability of SDG&E’s and SoCalGas’ customer rates and their cost of capital and on SDG&E’s, SoCalGas’ and Sempra Infrastructure’s ability to pass through higher costs to customers due to (i) volatility in inflation, interest rates and commodity prices, (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of meeting the demand for lower carbon and reliable energy in California, and (iii) with respect to Sempra Infrastructure’s business, volatility in foreign currency exchange rates
▪the impact of climate policies, laws, rules, regulations, trends and required disclosures, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies, the risk of nonrecovery for stranded assets, and uncertainty related to emerging technologies
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events, such as work stoppages, that disrupt our operations, damage our facilities or systems, cause the release of harmful materials or fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms or insurance or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power, natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid, pipeline system or limitations on the injection and withdrawal of natural gas from storage facilities
▪Oncor’s ability to reduce or eliminate its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪other uncertainties, some of which are difficult to predict and beyond our control

We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(unaudited)
REVENUES
Utilities:
Natural gas	$1,195	$1,488	$4,798	$7,560
Electric	1,069	1,250	3,269	3,331
Energy-related businesses	512	596	1,360	2,338
Total revenues	2,776	3,334	9,427	13,229

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(99)	(260)	(790)	(3,254)
Cost of electric fuel and purchased power	18	(183)	(227)	(385)
Energy-related businesses cost of sales	(134)	(163)	(297)	(437)
Operation and maintenance	(1,326)	(1,383)	(3,871)	(3,958)
Depreciation and amortization	(614)	(563)	(1,811)	(1,651)
Franchise fees and other taxes	(175)	(169)	(515)	(509)
Other income, net	65	3	194	75
Interest income	17	19	47	60
Interest expense	(328)	(312)	(944)	(995)
Income before income taxes and equity earnings	200	323	1,213	2,175
Income tax benefit (expense)	105	52	63	(499)
Equity earnings	454	479	1,235	1,086
Net income	759	854	2,511	2,762
Earnings attributable to noncontrolling interests	(110)	(122)	(325)	(435)
Preferred dividends	(11)	(11)	(33)	(33)
Preferred dividends of subsidiary	—	—	(1)	(1)
Earnings attributable to common shares	$638	$721	$2,152	$2,293

Basic EPS:
Earnings	$1.01	$1.14	$3.40	$3.64
Weighted-average common shares outstanding	633,752	630,036	633,342	629,963

Diluted EPS:
Earnings	$1.00	$1.14	$3.38	$3.63
Weighted-average common shares outstanding	638,061	632,324	636,566	632,231
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra shareholders’ equity
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended September 30, 2024 and 2023
2024:
Net income	$544	$105	$649	$110	$759
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	—	(12)	(5)	(17)
Financial instruments	(74)	20	(54)	(171)	(225)
Pension and other postretirement benefits	3	(1)	2	—	2
Total other comprehensive loss	(83)	19	(64)	(176)	(240)
Comprehensive income (loss)	$461	$124	$585	$(66)	$519
2023:
Net income	$680	$52	$732	$122	$854
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	—	(5)	(2)	(7)
Financial instruments	150	(39)	111	204	315
Pension and other postretirement benefits	2	(1)	1	—	1
Total other comprehensive income	147	(40)	107	202	309
Comprehensive income	$827	$12	$839	$324	$1,163

	Nine months ended September 30, 2024 and 2023
2024:
Net income	$2,123	$63	$2,186	$325	$2,511
Other comprehensive income (loss):
Foreign currency translation adjustments	(25)	—	(25)	(11)	(36)
Financial instruments	(26)	4	(22)	(2)	(24)
Pension and other postretirement benefits	16	(4)	12	—	12
Total other comprehensive loss	(35)	—	(35)	(13)	(48)
Comprehensive income	2,088	63	2,151	312	2,463
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,087	$63	$2,150	$312	$2,462
2023:
Net income	$2,826	$(499)	$2,327	$435	$2,762
Other comprehensive income (loss):
Foreign currency translation adjustments	16	—	16	6	22
Financial instruments	158	(43)	115	206	321
Pension and other postretirement benefits	(8)	(2)	(10)	—	(10)
Total other comprehensive income	166	(45)	121	212	333
Comprehensive income	2,992	(544)	2,448	647	3,095
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,991	$(544)	$2,447	$647	$3,094
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2024	2023(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$560	$236
Restricted cash	22	49
Accounts receivable – trade, net	1,716	2,151
Accounts receivable – other, net	422	561
Due from unconsolidated affiliates	14	31
Income taxes receivable	152	94
Inventories	519	482
Prepaid expenses	314	273
Regulatory assets	59	226
Fixed-price contracts and other derivatives	111	122
Greenhouse gas allowances	1,169	1,189
Other current assets	41	56
Total current assets	5,099	5,470

Other assets:
Restricted cash	108	104
Regulatory assets	4,325	3,771
Greenhouse gas allowances	971	301
Nuclear decommissioning trusts	906	872
Dedicated assets in support of certain benefit plans	585	549
Deferred income taxes	144	129
Right-of-use assets – operating leases	888	723
Investment in Oncor Holdings	15,160	14,266
Other investments	2,412	2,244
Goodwill	1,602	1,602
Other intangible assets	299	318
Wildfire fund	268	269
Other long-term assets	1,706	1,603
Total other assets	29,374	26,751

Property, plant and equipment:
Property, plant and equipment	77,896	72,495
Less accumulated depreciation and amortization	(18,621)	(17,535)
Property, plant and equipment, net	59,275	54,960
Total assets	$93,748	$87,181
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2024	2023(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,187	$2,342
Accounts payable – trade	1,966	2,211
Accounts payable – other	227	224
Due to unconsolidated affiliates	—	5
Dividends and interest payable	816	691
Accrued compensation and benefits	541	526
Regulatory liabilities	523	553
Current portion of long-term debt and finance leases	1,212	975
Greenhouse gas obligations	1,169	1,189
Other current liabilities	1,202	1,374
Total current liabilities	9,843	10,090

Long-term debt and finance leases	30,964	27,759

Deferred credits and other liabilities:
Due to unconsolidated affiliates	347	307
Regulatory liabilities	4,118	3,739
Greenhouse gas obligations	495	—
Pension and other postretirement benefit plan obligations, net of plan assets	377	407
Deferred income taxes	5,404	5,254
Asset retirement obligations	3,710	3,642
Deferred credits and other	2,610	2,329
Total deferred credits and other liabilities	17,061	15,678

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50,000,000 shares authorized):
Preferred stock, series C (900,000 shares outstanding)	889	889
Common stock (1,125,000,000 shares authorized; 633,214,870 and 631,431,732 shares outstanding at September 30, 2024 and December 31, 2023, respectively; no par value)	12,292	12,204
Retained earnings	16,707	15,732
Accumulated other comprehensive income (loss)	(185)	(150)
Total Sempra shareholders’ equity	29,703	28,675
Preferred stock of subsidiary	20	20
Other noncontrolling interests	6,157	4,959
Total equity	35,880	33,654
Total liabilities and equity	$93,748	$87,181
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,511	$2,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,811	1,651
Deferred income taxes and investment tax credits	(223)	234
Equity earnings	(1,235)	(1,086)
Share-based compensation expense	63	53
Fixed-price contracts and other derivatives	11	(580)
Bad debt expense	149	368
Other	7	6
Net change in working capital components	55	1,610
Distributions from investments	654	668
Changes in other noncurrent assets and liabilities, net	(261)	(557)
Net cash provided by operating activities	3,542	5,129

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(5,765)	(6,074)
Expenditures for investments	(588)	(281)
Purchases of nuclear decommissioning and other trust assets	(658)	(462)
Proceeds from sales of nuclear decommissioning and other trust assets	704	503
Other	11	10
Net cash used in investing activities	(6,296)	(6,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(1,121)	(1,109)
Preferred dividends paid	(22)	(22)
Issuances of common stock	26	—
Repurchases of common stock	(41)	(32)
Issuances of debt (maturities greater than 90 days)	6,437	6,911
Payments on debt (maturities greater than 90 days) and finance leases	(2,216)	(6,018)
(Decrease) increase in short-term debt, net	(929)	629
Advances from unconsolidated affiliates	85	31
Proceeds from sales of noncontrolling interests, net	—	1,238
Distributions to noncontrolling interests	(235)	(289)
Contributions from noncontrolling interests	1,121	1,036
Settlement of cross-currency swaps	—	(99)
Other	(39)	(78)
Net cash provided by financing activities	3,066	2,198

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	6

Increase in cash, cash equivalents and restricted cash	301	1,029
Cash, cash equivalents and restricted cash, January 1	389	462
Cash, cash equivalents and restricted cash, September 30	$690	$1,491
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Nine months ended September 30,
	2024	2023
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$814	$836
Income tax payments, net of refunds	272	162

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued interest receivable added to note receivable	$13	$12
Repayments of advances from unconsolidated affiliate in lieu of distributions	62	36
Accrued capital expenditures	1,059	1,200
Increase in finance lease obligations for investment in PP&E	27	47
Decrease in ARO for investment in PP&E	(9)	(15)
Preferred dividends declared but not paid	22	22
Common dividends issued in stock	40	—
Common dividends declared but not paid	392	374
Contributions from NCI	—	200
Sale of NCI post-closing adjustment payable	—	11
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended September 30, 2024
Balance at June 30, 2024	$889	$12,250	$16,461	$(121)	$29,479	$5,940	$35,419

Net income			649		649	110	759
Other comprehensive loss				(64)	(64)	(176)	(240)

Share-based compensation expense		22			22		22
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($0.62/share)			(392)		(392)		(392)
Issuances of common stock		21			21		21
Repurchases of common stock		(1)			(1)		(1)
Noncontrolling interest activities:
Contributions						335	335
Distributions						(32)	(32)
Balance at September 30, 2024	$889	$12,292	$16,707	$(185)	$29,703	$6,177	$35,880

	Three months ended September 30, 2023
Balance at June 30, 2023	$889	$12,044	$15,024	$(121)	$27,836	$3,178	$31,014

Net income			732		732	122	854
Other comprehensive income				107	107	202	309

Share-based compensation expense		22			22		22
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($0.60/share)			(374)		(374)		(374)
Repurchases of common stock		(1)			(1)		(1)
Noncontrolling interest activities:
Contributions		(11)			(11)	507	496
Distributions						(37)	(37)
Sales		(16)		(46)	(62)	1,048	986
Balance at September 30, 2023	$889	$12,038	$15,371	$(60)	$28,238	$5,020	$33,258
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Nine months ended September 30, 2024
Balance at December 31, 2023	$889	$12,204	$15,732	$(150)	$28,675	$4,979	$33,654

Net income			2,186		2,186	325	2,511
Other comprehensive loss				(35)	(35)	(13)	(48)

Share-based compensation expense		63			63		63
Dividends declared:
Series C preferred stock ($36.57/share)			(33)		(33)		(33)
Common stock ($1.86/share)			(1,177)		(1,177)		(1,177)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		66			66		66
Repurchases of common stock		(41)			(41)		(41)
Noncontrolling interest activities:
Contributions						1,121	1,121
Distributions						(235)	(235)
Balance at September 30, 2024	$889	$12,292	$16,707	$(185)	$29,703	$6,177	$35,880

	Nine months ended September 30, 2023
Balance at December 31, 2022	$889	$12,160	$14,201	$(135)	$27,115	$2,141	$29,256

Net income			2,327		2,327	435	2,762
Other comprehensive income				121	121	212	333

Share-based compensation expense		53			53		53
Dividends declared:
Series C preferred stock ($36.57/share)			(33)		(33)		(33)
Common stock ($1.79/share)			(1,123)		(1,123)		(1,123)
Preferred dividends of subsidiary			(1)		(1)		(1)
Repurchases of common stock		(32)			(32)		(32)
Noncontrolling interest activities:
Contributions		(145)			(145)	1,236	1,091
Distributions						(289)	(289)
Sales		2		(46)	(44)	1,285	1,241
Balance at September 30, 2023	$889	$12,038	$15,371	$(60)	$28,238	$5,020	$33,258
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(unaudited)
Operating revenues:
Electric	$1,073	$1,254	$3,282	$3,343
Natural gas	170	188	695	1,014
Total operating revenues	1,243	1,442	3,977	4,357
Operating expenses:
Cost of electric fuel and purchased power	(5)	200	277	442
Cost of natural gas	38	45	177	462
Operation and maintenance	420	463	1,254	1,364
Depreciation and amortization	308	280	910	810
Franchise fees and other taxes	106	101	301	287
Total operating expenses	867	1,089	2,919	3,365
Operating income	376	353	1,058	992
Other income, net	30	25	86	75
Interest income	1	7	5	12
Interest expense	(131)	(126)	(390)	(367)
Income before income taxes	276	259	759	712
Income tax (expense) benefit	(15)	15	(89)	4
Net income/Earnings attributable to common shares	$261	$274	$670	$716
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2024 and 2023
2024:
Net income/Comprehensive income	$276	$(15)	$261
2023:
Net income/Comprehensive income	$259	$15	$274

	Nine months ended September 30, 2024 and 2023
2024:
Net income/Comprehensive income	$759	$(89)	$670
2023:
Net income/Comprehensive income	$712	$4	$716
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2024	2023(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15	$50
Accounts receivable – trade, net	867	870
Accounts receivable – other, net	108	141
Due from unconsolidated affiliates	8	—
Income taxes receivable, net	240	236
Inventories	182	153
Prepaid expenses	171	165
Regulatory assets	15	19
Greenhouse gas allowances	158	158
Other current assets	30	31
Total current assets	1,794	1,823

Other assets:
Regulatory assets	2,164	1,968
Greenhouse gas allowances	298	202
Nuclear decommissioning trusts	906	872
Right-of-use assets – operating leases	542	368
Wildfire fund	268	269
Other long-term assets	165	134
Total other assets	4,343	3,813

Property, plant and equipment:
Property, plant and equipment	32,480	30,918
Less accumulated depreciation and amortization	(7,852)	(7,369)
Property, plant and equipment, net	24,628	23,549
Total assets	$30,765	$29,185
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2024	2023(1)
	(unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term debt	$384	$—
Accounts payable	823	808
Due to unconsolidated affiliates	48	73
Interest payable	117	81
Accrued compensation and benefits	162	145
Accrued franchise fees	53	112
Regulatory liabilities	264	447
Current portion of long-term debt and finance leases	41	441
Greenhouse gas obligations	158	158
Asset retirement obligations	110	116
Other current liabilities	274	216
Total current liabilities	2,434	2,597

Long-term debt and finance leases	10,021	9,453

Deferred credits and other liabilities:
Regulatory liabilities	2,771	2,534
Greenhouse gas obligations	65	—
Pension obligation, net of plan assets	77	79
Deferred income taxes	3,080	2,873
Asset retirement obligations	771	778
Deferred credits and other	1,199	969
Total deferred credits and other liabilities	7,963	7,233

Commitments and contingencies (Note 11)

Shareholder's equity:
Preferred stock (45,000,000 shares authorized; none issued)	—	—
Common stock (255,000,000 shares authorized; 116,583,358 shares outstanding; no par value)	1,660	1,660
Retained earnings	8,695	8,250
Accumulated other comprehensive income (loss)	(8)	(8)
Total shareholder’s equity	10,347	9,902
Total liabilities and shareholder's equity	$30,765	$29,185
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$670	$716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	910	810
Deferred income taxes and investment tax credits	94	(56)
Bad debt expense	46	94
Other	(19)	(30)
Net change in working capital components	(204)	269
Changes in noncurrent assets and liabilities, net	(54)	(319)
Net cash provided by operating activities	1,443	1,484

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,838)	(1,893)
Purchases of nuclear decommissioning trust assets	(605)	(391)
Proceeds from sales of nuclear decommissioning trust assets	639	437
Other	11	9
Net cash used in investing activities	(1,793)	(1,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(225)	(100)
Issuances of debt (maturities greater than 90 days)	594	1,389
Payments on debt (maturities greater than 90 days) and finance leases	(432)	(479)
Increase (decrease) in short-term debt, net	384	(205)
Debt issuance costs	(6)	(12)
Net cash provided by financing activities	315	593

(Decrease) increase in cash and cash equivalents	(35)	239
Cash and cash equivalents, January 1	50	7
Cash and cash equivalents, September 30	$15	$246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$348	$315

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$214	$237
Increase in finance lease obligations for investment in PP&E	8	7
Increase in ARO for investment in PP&E	—	13
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
	(unaudited)
	Three months ended September 30, 2024
Balance at June 30, 2024	$1,660	$8,659	$(8)	$10,311

Net income		261		261

Common stock dividends declared ($1.93/share)		(225)		(225)
Balance at September 30, 2024	$1,660	$8,695	$(8)	$10,347

	Three months ended September 30, 2023
Balance at June 30, 2023	$1,660	$7,856	$(7)	$9,509

Net income		274		274

Common stock dividends declared ($0.86/share)		(100)		(100)
Balance at September 30, 2023	$1,660	$8,030	$(7)	$9,683

	Nine months ended September 30, 2024
Balance at December 31, 2023	$1,660	$8,250	$(8)	$9,902

Net income		670		670

Common stock dividends declared ($1.93/share)		(225)		(225)
Balance at September 30, 2024	$1,660	$8,695	$(8)	$10,347

	Nine months ended September 30, 2023
Balance at December 31, 2022	$1,660	$7,414	$(7)	$9,067

Net income		716		716

Common stock dividends declared ($0.86/share)		(100)		(100)
Balance at September 30, 2023	$1,660	$8,030	$(7)	$9,683
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(unaudited)

Operating revenues	$1,054	$1,313	$4,168	$6,574
Operating expenses:
Cost of natural gas	82	224	661	2,855
Operation and maintenance	678	733	1,998	2,073
Depreciation and amortization	228	211	675	625
Franchise fees and other taxes	66	64	200	209
Total operating expenses	1,054	1,232	3,534	5,762
Operating income	—	81	634	812
Other income (expense), net	13	(2)	73	(9)
Interest income	3	2	7	7
Interest expense	(82)	(70)	(237)	(210)
(Loss) income before income taxes	(66)	11	477	600
Income tax benefit (expense)	52	5	(1)	(68)
Net (loss) income	(14)	16	476	532
Preferred dividends	—	—	(1)	(1)
(Losses) earnings attributable to common shares	$(14)	$16	$475	$531
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2024 and 2023
2024:
Net loss/Comprehensive loss	$(66)	$52	$(14)
2023:
Net income	$11	$5	$16
Other comprehensive income (loss):
Pension and other postretirement benefits	1	(1)	—
Total other comprehensive income	1	(1)	—
Comprehensive income	$12	$4	$16

	Nine months ended September 30, 2024 and 2023
2024:
Net income	$477	$(1)	$476
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	2	—	2
Comprehensive income	$479	$(1)	$478
2023:
Net income	$600	$(68)	$532
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	2	(1)	1
Total other comprehensive income	3	(1)	2
Comprehensive income	$603	$(69)	$534
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2024	2023(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2
Accounts receivable – trade, net	557	985
Accounts receivable – other, net	75	102
Due from unconsolidated affiliates	2	22
Inventories	283	277
Regulatory assets	43	204
Greenhouse gas allowances	928	950
Other current assets	105	100
Total current assets	1,995	2,642

Other assets:
Regulatory assets	2,075	1,715
Greenhouse gas allowances	551	62
Right-of-use assets – operating leases	20	29
Other long-term assets	705	645
Total other assets	3,351	2,451

Property, plant and equipment:
Property, plant and equipment	28,369	27,025
Less accumulated depreciation and amortization	(8,253)	(7,852)
Property, plant and equipment, net	20,116	19,173
Total assets	$25,462	$24,266
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2024	2023(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$500	$946
Accounts payable – trade	477	811
Accounts payable – other	179	184
Due to unconsolidated affiliates	43	38
Accrued compensation and benefits	247	213
Regulatory liabilities	257	103
Current portion of long-term debt and finance leases	373	523
Greenhouse gas obligations	928	950
Asset retirement obligations	72	73
Other current liabilities	481	566
Total current liabilities	3,557	4,407

Long-term debt and finance leases	7,027	6,288

Deferred credits and other liabilities:
Regulatory liabilities	1,346	1,202
Greenhouse gas obligations	396	—
Pension obligation, net of plan assets	199	231
Deferred income taxes	1,821	1,586
Asset retirement obligations	2,845	2,774
Deferred credits and other	384	368
Total deferred credits and other liabilities	6,991	6,161

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11,000,000 shares authorized; 862,043 shares outstanding)	22	22
Common stock (100,000,000 shares authorized; 91,300,000 shares outstanding; no par value)	2,316	2,316
Retained earnings	5,570	5,095
Accumulated other comprehensive income (loss)	(21)	(23)
Total shareholders’ equity	7,887	7,410
Total liabilities and shareholders’ equity	$25,462	$24,266
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2024	2023
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$476	$532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	675	625
Deferred income taxes and investment tax credits	4	79
Bad debt expense	70	272
Other	(21)	(9)
Net change in working capital components	321	(1)
Changes in noncurrent assets and liabilities, net	(155)	(234)
Net cash provided by operating activities	1,370	1,264

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,491)	(1,451)
Net cash used in investing activities	(1,491)	(1,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Issuances of debt (maturities greater than 90 days)	1,594	997
Payments on debt (maturities greater than 90 days) and finance leases	(517)	(1,115)
(Decrease) increase in short-term debt, net	(946)	320
Debt issuance costs	(9)	(9)
Net cash provided by financing activities	121	192

Increase in cash and cash equivalents	—	5
Cash and cash equivalents, January 1	2	21
Cash and cash equivalents, September 30	$2	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$189	$183

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$265	$253
Increase in finance lease obligations for investment in PP&E	19	40
Decrease in ARO for investment in PP&E	(9)	(28)
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended September 30, 2024
Balance at June 30, 2024	$22	$2,316	$5,584	$(21)	$7,901

Net loss			(14)		(14)

Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at September 30, 2024	$22	$2,316	$5,570	$(21)	$7,887

	Three months ended September 30, 2023
Balance at June 30, 2023	$22	$2,316	$4,899	$(22)	$7,215

Net income			16		16

Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at September 30, 2023	$22	$2,316	$4,915	$(22)	$7,231

	Nine months ended September 30, 2024
Balance at December 31, 2023	$22	$2,316	$5,095	$(23)	$7,410

Net income			476		476
Other comprehensive income				2	2

Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Balance at September 30, 2024	$22	$2,316	$5,570	$(21)	$7,887

	Nine months ended September 30, 2023
Balance at December 31, 2022	$22	$2,316	$4,384	$(24)	$6,698

Net income			532		532
Other comprehensive income				2	2

Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Balance at September 30, 2023	$22	$2,316	$4,915	$(22)	$7,231
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
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after September 30, 2024 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.
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

SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at September 30, 2024 and December 31, 2023. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,144 million and $1,166 million at September 30, 2024 and December 31, 2023, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Other Sempra
Oncor Holdings
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $15,160 million and $14,266 million at September 30, 2024 and December 31, 2023, respectively.
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment was $1,068 million at September 30, 2024 and $1,008 million at December 31, 2023. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 5.
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
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $1,715 million and $1,580 million of assets at September 30, 2024 and December 31, 2023, respectively, consisting primarily of PP&E, net, attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $1,060 million and $1,029 million of liabilities at September 30, 2024 and December 31, 2023, respectively, consisting primarily of long-term debt attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 6, IEnova and TotalEnergies SE have provided guarantees for 83.4% and 16.6%, respectively, of the loan facility supporting construction of the liquefaction facility.

Port Arthur LNG
Port Arthur LNG is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that Port Arthur LNG will require future capital contributions or other financial support to finance the construction of the PA LNG Phase 1 project. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate Port Arthur LNG. Sempra consolidated $5,446 million and $3,927 million of assets at September 30, 2024 and December 31, 2023, respectively, consisting primarily of PP&E, net, attributable to Port Arthur LNG that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $865 million and $600 million of liabilities at September 30, 2024 and December 31, 2023, respectively, consisting primarily of accounts payable and long-term debt attributable to Port Arthur LNG for which creditors do not have recourse to the general credit of Sempra.

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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	September 30, 2024	December 31, 2023
Sempra:
Cash and cash equivalents	$560	$236
Restricted cash, current	22	49
Restricted cash, noncurrent	108	104
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$690	$389

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
The implementation of customer assistance programs and higher 2023 winter season customer billings have resulted in certain SDG&E and SoCalGas customers exhibiting slower payment and higher levels of nonpayment than has been the case historically. In January 2024, the CPUC directed SDG&E and SoCalGas to offer long-term repayment plans to eligible residential customers with past-due balances.
SDG&E and SoCalGas have regulatory mechanisms to recover credit losses and thus record changes in the allowances for credit losses related to Accounts Receivable – Trade that are probable of recovery in regulatory accounts. We discuss regulatory accounts in Note 4 below and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Changes in allowances for credit losses for trade receivables and other receivables are as follows:

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2024	2023
Sempra:
Allowances for credit losses at January 1	$533	$181
Provisions for expected credit losses	149	374
Write-offs	(169)	(74)
Allowances for credit losses at September 30	$513	$481
SDG&E:
Allowances for credit losses at January 1	$144	$78
Provisions for expected credit losses	46	96
Write-offs	(63)	(34)
Allowances for credit losses at September 30	$127	$140
SoCalGas:
Allowances for credit losses at January 1	$331	$98
Provisions for expected credit losses	70	276
Write-offs	(107)	(40)
Allowances for credit losses at September 30	$294	$334

Allowances for credit losses related to trade receivables and other receivables are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	September 30,	December 31,
	2024	2023
Sempra:
Accounts receivable – trade, net	$441	$480
Accounts receivable – other, net	57	52
Other long-term assets	15	1
Total allowances for credit losses	$513	$533
SDG&E:
Accounts receivable – trade, net	$94	$116
Accounts receivable – other, net	26	27
Other long-term assets	7	1
Total allowances for credit losses	$127	$144
SoCalGas:
Accounts receivable – trade, net	$255	$306
Accounts receivable – other, net	31	25
Other long-term assets	8	—
Total allowances for credit losses	$294	$331
As we discuss below in “Note Receivable,” we have an interest-bearing promissory note due from KKR Pinnacle. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on this note receivable, including compounded interest and unamortized transaction costs, based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At September 30, 2024 and December 31, 2023, $5 million and $6 million, respectively, of expected credit losses are included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheets.
As we discuss in Note 5, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on this off-balance sheet arrangement based on external credit ratings, published default rate studies and the maturity date of the arrangement. At both September 30, 2024 and December 31, 2023, $5 million of expected credit losses are included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheets.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at the Registrants in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	September 30, 2024	December 31, 2023
Sempra:
Tax sharing arrangement with Oncor Holdings	$8	$25
Various affiliates	6	6
Total due from unconsolidated affiliates – current	$14	$31

TAG Pipelines – 5.5% Note due January 9, 2024(1)	$—	$(5)
Total due to unconsolidated affiliates – current	$—	$(5)

TAG Pipelines(1):
5.5% Note due January 14, 2025	$—	$(24)
5.5% Note due July 16, 2025	—	(23)
5.5% Note due January 14, 2026	(8)	(20)
5.5% Note due July 14, 2026	(12)	(11)
5.5% Note due January 19, 2027	(15)	(14)
5.5% Note due July 21, 2027	(18)	(17)
5.5% Note due January 19, 2028	(47)	—
5.5% Note due July 18, 2028	(41)	—
TAG Norte – 5.74% Note due December 17, 2029(1)	(206)	(198)
Total due to unconsolidated affiliates – noncurrent	$(347)	$(307)
SDG&E:
SoCalGas	$8	$—
Total due from unconsolidated affiliates – current	$8	$—

Sempra	$(40)	$(44)
SoCalGas	—	(21)
Various affiliates	(8)	(8)
Total due to unconsolidated affiliates – current	$(48)	$(73)

Income taxes due from Sempra(2)	$251	$246
SoCalGas:
SDG&E	$—	$21
Various affiliates	2	1
Total due from unconsolidated affiliates – current	$2	$22

Sempra	$(35)	$(38)
SDG&E	(8)	—
Total due to unconsolidated affiliates – current	$(43)	$(38)

Income taxes due from Sempra(2)	$9	$6
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

We summarize income statement information from unconsolidated affiliates in the following table.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sempra:
Revenues	$11	$10	$31	$34
Interest expense	5	3	12	11
SDG&E:
Revenues	$6	$5	$17	$15
Cost of sales	36	25	111	82
SoCalGas:
Revenues	$43	$29	$124	$91
Cost of sales(1)	(2)	2	(5)	37
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provides guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement. We discuss these guarantees in Note 5.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Natural gas	$166	$174	$1	$1	$153	$155
LNG	13	9	—	—	—	—
Materials and supplies	340	299	181	152	130	122
Total	$519	$482	$182	$153	$283	$277

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $585 million and $549 million at September 30, 2024 and December 31, 2023, respectively.

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
SDG&E submitted its request to the OEIS for its annual wildfire safety certification in October 2024. OEIS has until January 2025 to issue the certification or provide written notice explaining why additional time is needed. SDG&E’s existing certification remains valid until this pending request is resolved.

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At September 30, 2024 and December 31, 2023, Other Long-Term Assets includes $345 million and $332 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, on Sempra’s Condensed Consolidated Balance Sheets.
PROPERTY, PLANT AND EQUIPMENT
Sempra Infrastructure’s Sonora natural gas pipeline consists of two pipeline segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the pipeline in the Yaqui territory that has made that section inoperable since August 2017. Sempra Infrastructure and the CFE have agreed to an amendment to their transportation services agreement and to re-route the portion of the pipeline that is in the Yaqui territory, whereby the CFE would pay for the re-routing with a new tariff. This amendment will terminate if certain conditions are not met, and Sempra Infrastructure retains the right to terminate the transportation services agreement and seek to recover its reasonable and documented costs and lost profit. Sempra Infrastructure continues to acquire and pursue the necessary rights-of-way and permits for the re-routed portion of the pipeline. At September 30, 2024, Sempra Infrastructure had $404 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery.

CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest at equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized financing costs, comprised of AFUDC and capitalized interest.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sempra	$166	$128	$466	$311
SDG&E	27	28	80	90
SoCalGas	25	20	75	55

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Three months ended September 30, 2024 and 2023
Sempra:
Balance at June 30, 2024	$(49)	$35	$(107)	$(121)
OCI before reclassifications	(12)	(49)	—	(61)
Amounts reclassified from AOCI	—	(5)	2	(3)
Net OCI	(12)	(54)	2	(64)
Balance at September 30, 2024	$(61)	$(19)	$(105)	$(185)

Balance at June 30, 2023	$(38)	$14	$(97)	$(121)
OCI before reclassifications	(5)	116	—	111
Amounts reclassified from AOCI(2)	—	(51)	1	(50)
Net OCI(2)	(5)	65	1	61
Balance at September 30, 2023	$(43)	$79	$(96)	$(60)
SDG&E:
Balance at June 30, 2024 and September 30, 2024			$(8)	$(8)

Balance at June 30, 2023 and September 30, 2023			$(7)	$(7)
SoCalGas:
Balance at June 30, 2024 and September 30, 2024		$(10)	$(11)	$(21)

Balance at June 30, 2023 and September 30, 2023		$(11)	$(11)	$(22)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.
(2)    Total AOCI includes $(46) of financial instruments associated with sale of NCI to KKR Denali in 2023, which we discuss in Note 9 in “Noncontrolling Interests – SI Partners Subsidiaries.” This transaction did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Nine months ended September 30, 2024 and 2023
Sempra:
Balance at December 31, 2023	$(36)	$3	$(117)	$(150)
OCI before reclassifications	(25)	(1)	1	(25)
Amounts reclassified from AOCI	—	(21)	11	(10)
Net OCI	(25)	(22)	12	(35)
Balance at September 30, 2024	$(61)	$(19)	$(105)	$(185)

Balance at December 31, 2022	$(59)	$10	$(86)	$(135)
OCI before reclassifications	16	129	(13)	132
Amounts reclassified from AOCI(2)	—	(60)	3	(57)
Net OCI(2)	16	69	(10)	75
Balance at September 30, 2023	$(43)	$79	$(96)	$(60)
SDG&E:
Balance at December 31, 2023 and September 30, 2024			$(8)	$(8)

Balance at December 31, 2022 and September 30, 2023			$(7)	$(7)
SoCalGas:
Balance at December 31, 2023		$(11)	$(12)	$(23)
Amounts reclassified from AOCI		1	1	2
Net OCI		1	1	2
Balance at September 30, 2024		$(10)	$(11)	$(21)

Balance at December 31, 2022		$(12)	$(12)	$(24)
Amounts reclassified from AOCI		1	1	2
Net OCI		1	1	2
Balance at September 30, 2023		$(11)	$(11)	$(22)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.
(2)    Total AOCI includes $(46) of financial instruments associated with sale of NCI to KKR Denali in 2023, which we discuss in Note 9 in “Noncontrolling Interests – SI Partners Subsidiaries.” This transaction did not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended September 30,
	2024	2023
Sempra:
Financial instruments:
Interest rate instruments	$(3)	$1	Interest expense
Interest rate instruments	(5)	(12)	Equity earnings(1)
Foreign exchange instruments	(1)	(1)	Other income, net
Foreign exchange instruments	(1)	(1)	Equity earnings(1)
Total, before income tax	(10)	(13)
	3	2	Income tax benefit (expense)
Total, net of income tax	(7)	(11)
	2	6	Earnings attributable to noncontrolling interests
Total, net of income tax and after NCI	$(5)	$(5)

Pension and PBOP(2):
Amortization of actuarial loss	$2	$1	Other income, net
Amortization of prior service cost	1	1	Other income, net
Total, before income tax	3	2
	(1)	(1)	Income tax benefit (expense)
Total, net of income tax	$2	$1

Total reclassifications for the period, net of income tax and after NCI	$(3)	$(4)
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Nine months ended September 30,
	2024	2023
Sempra:
Financial instruments:
Interest rate instruments	$(9)	$1	Interest expense
Interest rate instruments	(20)	(33)	Equity earnings(1)
Foreign exchange instruments	(5)	—	Revenues: Energy-related businesses
	(2)	1	Other income, net
Foreign exchange instruments	(5)	1	Equity earnings(1)
Interest rate and foreign exchange instruments	—	(1)	Interest expense
	—	(6)	Other income, net
Total, before income tax	(41)	(37)
	9	5	Income tax benefit (expense)
Total, net of income tax	(32)	(32)
	11	18	Earnings attributable to noncontrolling interests
Total, net of income tax and after NCI	$(21)	$(14)

Pension and PBOP(2):
Amortization of actuarial loss	$5	$2	Other income, net
Amortization of prior service cost	2	2	Other income, net
Settlement charges	9	—	Other income, net
Total, before income tax	16	4
	(5)	(1)	Income tax benefit (expense)
Total, net of income tax	$11	$3

Total reclassifications for the period, net of income tax and after NCI	$(10)	$(11)
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$1	Interest expense

Pension and PBOP(2):
Amortization of prior service cost	$1	$1	Other income (expense), net

Total reclassifications for the period, net of income tax	$2	$2
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).

Reclassifications out of AOCI to net income were negligible in the three months and nine months ended September 30, 2024 and 2023 for SDG&E, and in the three months ended September 30, 2024 and 2023 for SoCalGas.

PENSION AND PBOP
Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost. The components of net periodic benefit cost, other than the service cost component, are included in Other Income, Net.

NET PERIODIC BENEFIT COST
(Dollars in millions)
	Pension		PBOP
	Three months ended September 30,
	2024	2023	2024	2023
Sempra:
Service cost	$34	$25	$4	$3
Interest cost	41	39	9	9
Expected return on assets	(40)	(42)	(19)	(17)
Amortization of:
Prior service cost (credit)	1	2	(1)	(1)
Actuarial loss (gain)	4	3	(4)	(5)
Net periodic benefit cost (credit)	40	27	(11)	(11)
Regulatory adjustments	20	30	10	10
Total expense (income) recognized	$60	$57	$(1)	$(1)
SDG&E:
Service cost	$10	$8	$—	$1
Interest cost	10	10	3	2
Expected return on assets	(10)	(9)	(3)	(2)
Amortization of:
Actuarial loss	3	2	—	—
Net periodic benefit cost	13	11	—	1
Regulatory adjustments	—	3	—	(1)
Total expense recognized	$13	$14	$—	$—
SoCalGas:
Service cost	$21	$15	$3	$2
Interest cost	26	24	7	7
Expected return on assets	(29)	(29)	(15)	(14)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss (gain)	1	1	(4)	(5)
Net periodic benefit cost (credit)	20	12	(10)	(11)
Regulatory adjustments	20	27	10	11
Total expense recognized	$40	$39	$—	$—

NET PERIODIC BENEFIT COST (CONTINUED)
(Dollars in millions)
	Pension		PBOP
	Nine months ended September 30,
	2024	2023	2024	2023
Sempra:
Service cost	$99	$82	$11	$10
Interest cost	124	118	27	28
Expected return on assets	(131)	(127)	(53)	(52)
Amortization of:
Prior service cost (credit)	4	4	(2)	(2)
Actuarial loss (gain)	10	7	(12)	(17)
Settlement charges	9	—	—	—
Net periodic benefit cost (credit)	115	84	(29)	(33)
Regulatory adjustments	21	88	28	32
Total expense (income) recognized	$136	$172	$(1)	$(1)
SDG&E:
Service cost	$29	$24	$2	$2
Interest cost	32	30	6	6
Expected return on assets	(33)	(29)	(7)	(6)
Amortization of:
Actuarial loss (gain)	6	4	(1)	(1)
Net periodic benefit cost	34	29	—	1
Regulatory adjustments	(7)	11	—	(1)
Total expense recognized	$27	$40	$—	$—
SoCalGas:
Service cost	$59	$49	$8	$7
Interest cost	78	75	21	21
Expected return on assets	(90)	(89)	(45)	(44)
Amortization of:
Prior service cost (credit)	3	3	(2)	(2)
Actuarial loss (gain)	1	1	(10)	(15)
Net periodic benefit cost (credit)	51	39	(28)	(33)
Regulatory adjustments	28	77	28	33
Total expense recognized	$79	$116	$—	$—

OTHER INCOME, NET
Other Income, Net, consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sempra:
Allowance for equity funds used during construction	$39	$35	$114	$105
Investment gains (losses), net(1)	29	(19)	48	(2)
Gains on interest rate and foreign exchange instruments, net	1	1	2	5
Foreign currency transaction (losses) gains, net	(5)	(3)	(6)	1
Non-service components of net periodic benefit cost	(21)	(28)	(25)	(79)
Interest on regulatory balancing accounts, net	26	19	68	56
Sundry, net	(4)	(2)	(7)	(11)
Total	$65	$3	$194	$75
SDG&E:
Allowance for equity funds used during construction	$21	$21	$60	$67
Non-service components of net periodic benefit cost	(3)	(5)	4	(14)
Interest on regulatory balancing accounts, net	12	10	30	31
Sundry, net	—	(1)	(8)	(9)
Total	$30	$25	$86	$75
SoCalGas:
Allowance for equity funds used during construction	$18	$14	$54	$38
Non-service components of net periodic benefit cost	(16)	(22)	(12)	(60)
Interest on regulatory balancing accounts, net	14	9	38	25
Sundry, net	(3)	(3)	(7)	(12)
Total	$13	$(2)	$73	$(9)
(1)    Represents net investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sempra:
Income tax (benefit) expense	$(105)	$(52)	$(63)	$499

Income before income taxes and equity earnings	$200	$323	$1,213	$2,175
Equity earnings, before income tax(1)	132	133	426	418
Pretax income	$332	$456	$1,639	$2,593

Effective income tax rate	(32)%	(11)%	(4)%	19%
SDG&E:
Income tax expense (benefit)	$15	$(15)	$89	$(4)
Income before income taxes	$276	$259	$759	$712
Effective income tax rate	5%	(6)%	12%	(1)%
SoCalGas:
Income tax (benefit) expense	$(52)	$(5)	$1	$68
(Loss) income before income taxes	$(66)	$11	$477	$600
Effective income tax rate	79%	(45)%	—%	11%
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

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. As a result of this Revenue Procedure, SoCalGas updated its assessment of prior years’ unrecognized income tax benefits and, in the nine months ended September 30, 2023, recorded an income tax benefit of $43 million for previously unrecognized income tax benefits pertaining to gas repairs expenditures. Sempra elected this change in tax accounting method in its consolidated 2023 income tax return filing, and Sempra, SDG&E and SoCalGas have applied this methodology in the calculation of their 2024 forecasted ETRs.
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
ASU 2024-03, “Disaggregation of Income Statement Expenses”: ASU 2024-03 mandates detailed disclosures on the disaggregation of income statement expenses. Public business entities are required to disclose in the notes to financial statements the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. The standard also requires disclosure of the amount, and a qualitative description of, other items remaining in relevant expense captions that are not separately disaggregated. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and entities may adopt the standard on either a prospective or retrospective basis. We are currently evaluating the effect of the standard on our financial reporting and have not yet selected the year in which we will adopt the standard.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended September 30, 2024
By major service line:
Utilities	$2,394	$15	$(7)	$2,402
Energy-related businesses	—	179	(12)	167
Revenues from contracts with customers	$2,394	$194	$(19)	$2,569
By market:
Gas	$1,237	$83	$(6)	$1,314
Electric	1,157	111	(13)	1,255
Revenues from contracts with customers	$2,394	$194	$(19)	$2,569

Revenues from contracts with customers	$2,394	$194	$(19)	$2,569
Utilities regulatory revenues	(138)	—	—	(138)
Other revenues	—	344	1	345
Total revenues	$2,256	$538	$(18)	$2,776

	Three months ended September 30, 2023
By major service line:
Utilities	$2,528	$18	$(5)	$2,541
Energy-related businesses	—	369	(16)	353
Revenues from contracts with customers	$2,528	$387	$(21)	$2,894
By market:
Gas	$1,275	$234	$(3)	$1,506
Electric	1,253	153	(18)	1,388
Revenues from contracts with customers	$2,528	$387	$(21)	$2,894

Revenues from contracts with customers	$2,528	$387	$(21)	$2,894
Utilities regulatory revenues	197	—	—	197
Other revenues	—	242	1	243
Total revenues	$2,725	$629	$(20)	$3,334

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Nine months ended September 30, 2024
By major service line:
Utilities	$8,129	$63	$(18)	$8,174
Energy-related businesses	—	625	(49)	576
Revenues from contracts with customers	$8,129	$688	$(67)	$8,750
By market:
Gas	$4,961	$356	$(15)	$5,302
Electric	3,168	332	(52)	3,448
Revenues from contracts with customers	$8,129	$688	$(67)	$8,750

Revenues from contracts with customers	$8,129	$688	$(67)	$8,750
Utilities regulatory revenues	(107)	—	—	(107)
Other revenues	—	778	6	784
Total revenues	$8,022	$1,466	$(61)	$9,427

	Nine months ended September 30, 2023
By major service line:
Utilities	$10,764	$67	$(16)	$10,815
Energy-related businesses	—	916	(56)	860
Revenues from contracts with customers	$10,764	$983	$(72)	$11,675
By market:
Gas	$7,158	$605	$(13)	$7,750
Electric	3,606	378	(59)	3,925
Revenues from contracts with customers	$10,764	$983	$(72)	$11,675

Revenues from contracts with customers	$10,764	$983	$(72)	$11,675
Utilities regulatory revenues	76	—	—	76
Other revenues	—	1,502	(24)	1,478
Total revenues	$10,840	$2,485	$(96)	$13,229

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E		SoCalGas
	Three months ended September 30,
	2024	2023	2024	2023
By major service line:
Revenues from contracts with customers – Utilities	$1,327	$1,438	$1,110	$1,120
By market:
Gas	$167	$182	$1,110	$1,120
Electric	1,160	1,256	—	—
Revenues from contracts with customers	$1,327	$1,438	$1,110	$1,120

Revenues from contracts with customers	$1,327	$1,438	$1,110	$1,120
Utilities regulatory revenues	(84)	4	(56)	193
Total revenues	$1,243	$1,442	$1,054	$1,313

	Nine months ended September 30,
	2024	2023	2024	2023
By major service line:
Revenues from contracts with customers – Utilities	$3,836	$4,603	$4,416	$6,252
By market:
Gas	$658	$988	$4,416	$6,252
Electric	3,178	3,615	—	—
Revenues from contracts with customers	$3,836	$4,603	$4,416	$6,252

Revenues from contracts with customers	$3,836	$4,603	$4,416	$6,252
Utilities regulatory revenues	141	(246)	(248)	322
Total revenues	$3,977	$4,357	$4,168	$6,574
REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, at September 30, 2024, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations for contracts greater than one year at September 30, 2024.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2024 (excluding first nine months of 2024)	$90	$—
2025	321	4
2026	321	4
2027	321	4
2028	253	4
Thereafter	2,313	56
Total revenues to be recognized	$3,619	$72
(1)    Excludes intercompany transactions.

Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the nine months ended September 30, 2024 or 2023. Sempra Infrastructure recorded a contract liability for funds held as collateral in lieu of a customer’s letters of credit primarily associated with its LNG storage and regasification agreement.

CONTRACT LIABILITIES
(Dollars in millions)
	2024	2023
Sempra:
Contract liabilities at January 1	$(198)	$(252)
Revenue from performance obligations satisfied during reporting period	5	9
Payments received in advance	(3)	(21)
Contract liabilities at September 30(1)	$(196)	$(264)
SDG&E:
Contract liabilities at January 1	$(75)	$(79)
Revenue from performance obligations satisfied during reporting period	3	3
Contract liabilities at September 30(2)	$(72)	$(76)
(1)     Balances at September 30, 2024 include $4 in Other Current Liabilities and $192 in Deferred Credits and Other.
(2)     Balances at September 30, 2024 include $3 in Other Current Liabilities and $69 in Deferred Credits and Other.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances, net of allowances for credit losses, associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	September 30, 2024	December 31, 2023
Sempra:
Accounts receivable – trade, net(1)	$1,490	$1,951
Accounts receivable – other, net	20	15
Due from unconsolidated affiliates – current(2)	4	4
Other long-term assets(3)	20	—
Total	$1,534	$1,970
SDG&E:
Accounts receivable – trade, net(1)	$867	$870
Accounts receivable – other, net	19	13
Due from unconsolidated affiliates – current(2)	7	6
Other long-term assets(3)	6	—
Total	$899	$889
SoCalGas:
Accounts receivable – trade, net	$557	$985
Accounts receivable – other, net	1	2
Other long-term assets(3)	14	—
Total	$572	$987
(1)     At September 30, 2024 and December 31, 2023, includes $223 and $148, respectively, of receivables due from customers that were billed on behalf of Community Choice Aggregators, which are not included in revenues.
(2)     Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.
(3)     In January 2024, the CPUC directed SDG&E and SoCalGas to offer long-term repayment plans to eligible residential customers with past-due balances.

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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Fixed-price contracts and other derivatives	$54	$215	$8	$14	$46	$201
Deferred income taxes recoverable in rates	1,526	1,142	780	626	660	430
Pension and PBOP plan obligations	(255)	(212)	51	48	(306)	(260)
Employee benefit costs	24	24	3	3	21	21
Removal obligations	(3,261)	(3,082)	(2,650)	(2,468)	(611)	(614)
Environmental costs	148	139	115	105	33	34
Sunrise Powerlink fire mitigation	123	124	123	124	—	—
Regulatory balancing accounts(1)(2):
Commodity – electric	(223)	(233)	(223)	(233)	—	—
Commodity – gas, including transportation	(179)	(259)	46	52	(225)	(311)
Safety and reliability	1,192	959	276	207	916	752
Public purpose programs	(442)	(273)	(200)	(144)	(242)	(129)
Wildfire mitigation plan	811	685	811	685	—	—
Liability insurance premium	107	113	79	90	28	23
Other balancing accounts	306	373	(70)	(152)	376	525
Other regulatory (liabilities) assets, net(2)	(188)	(10)	(5)	49	(181)	(58)
Total	$(257)	$(295)	$(856)	$(994)	$515	$614
(1)    At September 30, 2024 and December 31, 2023, the noncurrent portion of regulatory balancing accounts – net undercollected for Sempra was $2,090 and $1,913, respectively, for SDG&E was $979 and $950, respectively, and for SoCalGas was $1,111 and $963, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.
CPUC GRC
The CPUC uses GRCs to set revenues to allow SDG&E and SoCalGas to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.
On October 18, 2024, the CPUC issued a proposed decision in the 2024 GRC for SDG&E’s and SoCalGas’ test year revenue requirements for 2024 and attrition year adjustments for 2025 through 2027.

The 2024 GRC proposed decision adopts a 2024 test year revenue requirement of $2,800 million for SDG&E’s combined operations ($2,198 million for its electric operations and $602 million for its natural gas operations), which is $207 million lower than the $3,007 million that SDG&E had requested in its updated application. The proposed 2024 combined revenue requirement, if adopted, represents an increase of $267 million (10.5%) compared to its authorized 2023 combined revenue requirement. The proposed post-test year revenue requirement, if adopted, would be annual increases of approximately 3.9% for 2025-2027 at SDG&E.
The 2024 GRC proposed decision adopts a 2024 test year revenue requirement of $4,062 million for SoCalGas, which is $372 million lower than the $4,434 million that SoCalGas had requested in its May 2022 application. The proposed 2024 revenue requirement, if adopted, represents an increase of $523 million (14.8%) over its authorized 2023 revenue requirement. The proposed post-test year revenue requirement, if adopted, would be annual increases of approximately 3.9% for 2025-2027 at SoCalGas.
Because a final decision for the 2024 GRC was not issued by September 30, 2024, SDG&E and SoCalGas recorded CPUC-authorized base revenues in the three months and nine months ended September 30, 2024 based on 2023 levels authorized under the 2019 GRC. The impact of the final decision, retroactive to January 1, 2024, as authorized by the CPUC, will be reflected in SDG&E’s and SoCalGas’ financial statements in the period in which the final decision is issued. We expect the CPUC to issue a final decision by the end of this year.
2024 GRC Track 2
In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC, known as a Track 2 request. This request seeks review and recovery of $1.5 billion of wildfire mitigation plan costs incurred from 2019 through 2022 that were in addition to amounts authorized in the 2019 GRC. SDG&E expects to receive a proposed reasonableness review decision for its Track 2 request in the first half of 2025.
Revenues associated with the Track 2 request amounts described above have been recorded in a regulatory account. In February 2024, the CPUC approved an interim cost recovery mechanism that would permit SDG&E to recover in rates $194 million and $96 million of this regulatory account balance in 2024 and 2025, respectively. Such recovery of SDG&E’s wildfire mitigation plan regulatory account balance will be subject to refund, contingent on the reasonableness review decision for its Track 2 request.
2024 GRC Track 3
SDG&E expects to submit in the first half of 2025 an additional request to the CPUC in its 2024 GRC, known as a Track 3 request, for review and recovery of its 2023 wildfire mitigation plan costs.
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

On September 30, 2023, the CCM was triggered for SDG&E and SoCalGas. In December 2023, the CPUC approved the following authorized rates of return effective January 1, 2024.

AUTHORIZED COST OF CAPITAL FOR 2024

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
45.25%	4.34%	1.96%	Long-Term Debt	45.60%	4.54%	2.07%
2.75	6.22	0.17	Preferred Equity	2.40	6.00	0.14
52.00	10.65	5.54	Common Equity	52.00	10.50	5.46
100.00%		7.67%		100.00%		7.67%
In October 2023, the CPUC issued a ruling to initiate a second phase of the 2023-2025 cost of capital proceeding to evaluate potential modifications to the CCM. In October 2024, the CPUC issued a final decision to modify the CCM. The final decision reduces the upward or downward adjustment to authorized ROE, if the CCM is triggered, to 20% of the change in the benchmark rate during the measurement period from the current 50%. The final decision adopts this change effective January 1, 2025, reducing both SDG&E’s and SoCalGas’ ROE by 42 bps to 10.23% and 10.08%, respectively, and allowing SDG&E and SoCalGas to update their respective costs of preferred equity and debt for 2025. SDG&E and SoCalGas intend to file advice letters in November 2024 to address the implementation, subject to approval, of the updated cost of capital.
FERC RATE MATTERS
SDG&E files separately with the FERC for its authorized transmission revenue requirement and ROE on FERC-regulated electric transmission operations and assets. SDG&E’s currently effective TO5 settlement provides for an ROE of 10.60%, consisting of a base ROE of 10.10% plus an additional 50 bps for participation in the California ISO (the California ISO adder). In May 2024, the CPUC and other parties filed a petition and complaint with the FERC seeking an order that directs SDG&E to remove the California ISO adder from its currently effective TO5 settlement and refund the California ISO adder retroactively from June 1, 2019. In June 2024, SDG&E exercised its right to terminate the TO5 settlement. Accordingly, in October 2024, SDG&E submitted its TO6 filing to the FERC to be effective January 1, 2025, subject to refund. SDG&E’s TO6 filing proposes, among other items, an increase to SDG&E’s currently authorized base ROE from 10.10% to 11.75% and continuation of the California ISO adder. SDG&E expects further proceedings on these two matters.

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

In the nine months ended September 30, 2024 and 2023, Sempra contributed $578 million and $270 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $314 million and $323 million, respectively, to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating revenues	$1,660	$1,592	$4,610	$4,227
Operating expenses	(1,109)	(1,007)	(3,203)	(3,007)
Income from operations	551	585	1,407	1,220
Interest expense	(170)	(140)	(481)	(396)
Income tax expense	(75)	(81)	(179)	(148)
Net income	320	376	791	672
NCI held by Texas Transmission Investment LLC	(63)	(75)	(157)	(135)
Earnings attributable to Sempra(1)	257	301	634	537
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing arrangement and changes in basis differences in AOCI within the carrying value of our equity method investment.
CAMERON LNG JV
In the nine months ended September 30, 2024 and 2023, Sempra Infrastructure contributed $10 million and $11 million, respectively, to Cameron LNG JV, and Cameron LNG JV distributed $353 million and $339 million, respectively, to Sempra Infrastructure.
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $18 million at September 30, 2024, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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
In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 8). At September 30, 2024, the fair value of the Support Agreement was $24 million, of which $7 million is included in Other Current Assets and $17 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
TAG NORTE
In the nine months ended September 30, 2024 and 2023, TAG Norte distributed $62 million and $36 million, respectively, to Sempra Infrastructure.
IMG
In the nine months ended September 30, 2023, IMG distributed $6 million to Sempra Infrastructure.

NOTE 6. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At September 30, 2024, Sempra had an aggregate capacity of $9.9 billion under seven primary committed lines of credit, which provide liquidity and support our commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		September 30, 2024
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Letters of credit outstanding	Available unused credit
Sempra	October 2029(1)	$4,000	$(350)	$—	$—	$3,650
SDG&E	October 2029(1)	1,500	(384)	—	—	1,116
SoCalGas	October 2029(1)	1,200	—	—	—	1,200
SI Partners and IEnova	September 2025	500	—	(390)	—	110
SI Partners and IEnova	August 2026	1,000	—	—	—	1,000
SI Partners and IEnova	August 2028	1,500	—	(551)	—	949
Port Arthur LNG	March 2030	200	—	—	(64)	136
Total		$9,900	$(734)	$(941)	$(64)	$8,161
(1)     In October 2024, Sempra, SDG&E and SoCalGas each amended their respective credit facility to extend the expiration date from October 2028 to October 2029.

Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At September 30, 2024, each Registrant was in compliance with this ratio under its respective credit facility.
The three lines of credit that are shared by SI Partners and IEnova require that SI Partners maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in each credit facility) of no more than 5.25 to 1.00 at the end of each quarter. At September 30, 2024, SI Partners was in compliance with this ratio.
Uncommitted Line of Credit
ECA LNG Phase 1 has an uncommitted line of credit, which is generally used for working capital requirements. Borrowings can be in U.S. dollars or Mexican pesos. At September 30, 2024, an aggregate of $14 million, before reductions of any unamortized discounts, was outstanding, which were borrowed in Mexican pesos and bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus the applicable margin. Borrowings made in U.S. dollars bear interest at a variable rate based on the one-month or three-month SOFR plus the applicable margin and a credit adjustment spread of 10 bps. In August 2024, the facility was amended to decrease the capacity from $200 million to $100 million, extend the expiration date to August 2026, and adjust the applicable margin to 154 bps for amounts borrowed in Mexican pesos and 164 bps for amounts borrowed in U.S. dollars.
Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At September 30, 2024, we had $491 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT OUTSTANDING
(Dollars in millions)
	Expiration date range	September 30, 2024
SDG&E	January 2025 - November 2025	$26
SoCalGas	October 2024 - November 2025	20
Other Sempra	October 2024 - November 2054	445
Total Sempra		$491
Term Loan
In May 2024, SoCalGas entered into a $500 million, 364-day term loan facility with a maturity date of May 22, 2025. Upon execution, SoCalGas borrowed $300 million, net of negligible debt issuance costs, under the term loan facility and borrowed the remaining $200 million in August 2024. SoCalGas may request an increase in the term loan facility of up to $500 million prior to the maturity date, subject to lender approval. The outstanding borrowings bear interest at a per annum rate equal to term SOFR, plus 80 bps and a credit adjustment spread of 10 bps. SoCalGas used the proceeds to repay commercial paper and for other general corporate purposes. At September 30, 2024, the term loan is included in Short-Term Debt on SoCalGas’ Condensed Consolidated Balance Sheet.
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	September 30, 2024	December 31, 2023
Sempra	5.54%	5.96%
SDG&E	4.95	—
SoCalGas	5.82	5.44

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
SoCalGas
In March 2024, SoCalGas issued $500 million aggregate principal amount of 5.60% first mortgage bonds due in full upon maturity on April 1, 2054 and received proceeds of $491 million (net of debt discount, underwriting discounts and debt issuance costs of $9 million). The first mortgage bonds are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SoCalGas used the net proceeds to repay outstanding indebtedness and for other general corporate purposes.
In August 2024, SoCalGas issued $600 million aggregate principal amount of 5.05% first mortgage bonds due in full upon maturity on September 1, 2034 and received proceeds of $592 million (net of debt discount, underwriting discounts and debt issuance costs of $8 million). The first mortgage bonds are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SoCalGas used the net proceeds to repay outstanding indebtedness and for other general corporate purposes.
Other Sempra
Sempra
In March 2024 and May 2024, Sempra issued $600 million and $500 million, respectively, of 6.875% fixed-to-fixed reset rate junior subordinated notes maturing on October 1, 2054. In March 2024, we received proceeds of $593 million (net of debt discount, underwriting discounts and debt issuance costs of $7 million). In May 2024, we received proceeds of $489 million (net of debt discount, underwriting discounts and debt issuance costs of $11 million, but excluding $7 million paid to us in respect of accrued interest from and including March 14, 2024 to, but excluding, May 31, 2024). In September 2024, Sempra issued $1.25 billion of 6.40% fixed-to fixed reset rate junior subordinated notes maturing on October 1, 2054, and we received proceeds of $1.235 billion (net of debt discounts, underwriting discounts and debt issuance costs of $15 million). We used, or plan to use, the proceeds from the offerings for general corporate purposes, including repayment of commercial paper and other indebtedness.
Interest on the notes accrues from and including March 14, 2024 (for the March 2024 and May 2024 issuances) and September 9, 2024 (for the September 2024 issuance) and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024 (for the March 2024 and May 2024 issuances) and April 1, 2025 (for the September 2024 issuance).
The notes bear interest, as follows:
▪from and including March 14, 2024 to, but excluding, October 1, 2029 at the rate of 6.875% per annum (for the March 2024 and May 2024 issuances), and from and including September 9, 2024 to, but excluding, October 1, 2034 at the rate of 6.40% per annum (for the September 2024 issuance); and
▪from and including October 1, 2029 (for the March 2024 and May 2024 issuances) and October 1, 2034 (for the September 2024 issuance), during each subsequent five-year period beginning on October 1 of every fifth year, at a rate per annum equal to the Five-year U.S. Treasury Rate (as defined in the notes) as of the day falling two business days before the first day of such five-year period plus a spread of 2.789% (for the March 2024 and May 2024 issuances) and 2.632% (for the September 2024 issuance), to be reset on October 1 of every fifth year beginning in 2029 (for the March 2024 and May 2024 issuances) and 2034 (for the September 2024 issuance).
We may redeem some or all of the notes before their maturity, as follows:
▪in whole or in part, (i) on any day in the period commencing on the date falling 90 days prior to, and ending on and including October 1, 2029 (for the March 2024 and May 2024 issuances) and October 1, 2034 (for the September 2024 issuance), and (ii) after those respective dates, on any interest payment date, at a redemption price in cash equal to 100% of the principal amount of the notes being redeemed, plus, subject to the terms of the notes, accrued and unpaid interest on the notes to be redeemed to, but excluding, the redemption date;
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
The notes described above are unsecured obligations and rank junior and subordinate in right of payment to our existing and future senior indebtedness. The notes rank equally in right of payment with each other and with our existing 4.125% fixed-to-fixed reset rate junior subordinated notes due 2052 and 5.75% junior subordinated notes due 2079 and with any future unsecured indebtedness that we may incur if the terms of such indebtedness provide that it ranks equally with the notes in right of payment. The notes are effectively subordinated in right of payment to any secured indebtedness we have incurred or may incur (to the extent of the value of the collateral securing such secured indebtedness) and to all existing and future indebtedness and other liabilities and any preferred equity of our subsidiaries.
ECA LNG Phase 1
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures on December 9, 2025 for an aggregate principal amount of up to $1.3 billion. IEnova and TotalEnergies SE have provided guarantees for repayment of the loans plus accrued and unpaid interest of 83.4% and 16.6%, respectively. At September 30, 2024 and December 31, 2023, $1.0 billion and $832 million, respectively, of borrowings from external lenders were outstanding under the loan agreement, with a weighted-average interest rate of 7.56% and 8.31%, respectively.
Port Arthur LNG
Port Arthur LNG has a seven-year term loan facility agreement with a syndicate of lenders that matures on March 20, 2030 for an aggregate principal amount of approximately $6.8 billion. At September 30, 2024 and December 31, 2023, $420 million and $258 million, respectively, of borrowings were outstanding under the loan agreement, with an all-in weighted-average interest rate of 5.33% and 5.81%, respectively.

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
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	September 30, 2024	December 31, 2023
Sempra:
Natural gas	MMBtu	455	361
Electricity	MWh	—	1
Congestion revenue rights	MWh	16	36
SDG&E:
Natural gas	MMBtu	18	17
Congestion revenue rights	MWh	16	36
SoCalGas:
Natural gas	MMBtu	405	268
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
In March 2023, Port Arthur LNG entered into floating-to-fixed interest rate swaps maturing in 2048, which were designated as cash flow hedges. On September 30, 2024, Port Arthur LNG voluntarily de-designated those interest rate swaps that begin hedging interest payments in March 2026 to provide for future financing flexibility. At the time of de-designation, $40 million of deferred gains related to the de-designated notional amount were included in AOCI, which will remain in AOCI until the hedged interest payments impact earnings or such hedged interest payments become probable of not occurring. In October 2024, Port Arthur LNG received a cash settlement of $46 million, net of transaction costs, for the termination of $1.0 billion of the notional amount of both the designated and de-designated interest rate swaps, with the associated deferred gains remaining in AOCI.

The following table presents the notional amounts of our interest rate derivatives, excluding those in our equity method investments.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	September 30, 2024		December 31, 2023
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cash flow hedges(1)	$3,571	2024-2034	$4,451	2024-2048
Undesignated derivatives(2)	4,163	2026-2048	—	—
(1)    At September 30, 2024, cash flow hedges include Port Arthur LNG interest rate swaps with a maximum notional amount of $3,286 that mature in March 2026. At September 30, 2024 and December 31, 2023, cash flow hedges accrued interest based on a notional amount of $1,422 and $488, respectively.
(2)    At September 30, 2024, undesignated derivatives consist of Port Arthur LNG de-designated interest rate swaps with a maximum notional amount of $4,163 that begin hedging interest payments in March 2026.
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
The following table presents the notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	September 30, 2024		December 31, 2023
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Foreign currency derivatives	$201	2024-2026	$176	2024-2025

FINANCIAL STATEMENT PRESENTATION
The Condensed Consolidated Balance Sheets reflect the offsetting of net derivative positions and cash collateral with the same counterparty when a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Condensed Consolidated Balance Sheets, including the amount of cash collateral receivables that were not offset because the cash collateral was in excess of liability positions. We discuss the fair value of derivative assets and liabilities in Note 8.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2024
	Current assets: Fixed-price contracts and other derivatives(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$14	$23	$—	$(3)
Foreign exchange instruments	5	1	(1)	—
Derivatives not designated as hedging instruments:
Interest rate instruments	—	40	—	—
Commodity contracts not subject to rate recovery	22	37	(17)	(47)
Associated offsetting commodity contracts	(14)	(26)	14	26
Commodity contracts subject to rate recovery	5	7	(52)	(14)
Associated offsetting commodity contracts	(2)	(3)	2	3
Associated offsetting cash collateral	—	—	9	5
Net amounts presented on the balance sheet	30	79	(45)	(30)
Additional cash collateral for commodity contracts not subject to rate recovery	55	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	26	—	—	—
Total(2)	$111	$79	$(45)	$(30)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4	$7	$(11)	$(8)
Associated offsetting commodity contracts	(1)	(3)	1	3
Associated offsetting cash collateral	—	—	9	5
Net amounts presented on the balance sheet	3	4	(1)	—
Additional cash collateral for commodity contracts subject to rate recovery	24	—	—	—
Total(2)	$27	$4	$(1)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$1	$—	$(41)	$(6)
Associated offsetting commodity contracts	(1)	—	1	—
Net amounts presented on the balance sheet	—	—	(40)	(6)
Additional cash collateral for commodity contracts subject to rate recovery	2	—	—	—
Total	$2	$—	$(40)	$(6)
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

HEDGE IMPACTS
(Dollars in millions)
	Pretax (loss) gain recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended September 30,			Three months ended September 30,
	2024	2023	Location	2024	2023
Sempra:
Cash flow hedges:
Interest rate instruments	$(203)	$320	Interest expense	$3	$(1)
Interest rate instruments	(33)	32	Equity earnings(1)	5	12
Foreign exchange instruments	2	8	Other income, net	1	1
Foreign exchange instruments	2	7	Equity earnings(1)	1	1
Fair value hedges:
Foreign exchange instruments	(3)	—	Equity earnings(1)	—	—
Total	$(235)	$367		$10	$13

	Nine months ended September 30,			Nine months ended September 30,
	2024	2023	Location	2024	2023
Sempra:
Cash flow hedges:
Interest rate instruments	$5	$337	Interest expense	$9	$(1)
Interest rate instruments	(8)	56	Equity earnings(1)	20	33
Foreign exchange instruments	14	—	Revenues: Energy- related businesses	5	—
			Other income, net	2	(1)
Foreign exchange instruments	12	1	Equity earnings(1)	5	(1)
Interest rate and foreign exchange instruments	—	7	Interest expense	—	1
			Other income, net	—	6
Fair value hedges:
Foreign exchange instruments	(10)	—	Equity earnings(1)	—	—
Total	$13	$401		$41	$37
SoCalGas:
Cash flow hedges:
Interest rate instruments	$—	$—	Interest expense	$(1)	$(1)
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
At September 30, 2024, the maximum length of time over which Sempra is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is approximately 1.5 years.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended September 30,		Nine months ended September 30,
	Location	2024	2023	2024	2023
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-related businesses	$98	$83	$218	$785
Commodity contracts subject to rate recovery	Cost of natural gas	(16)	(125)	(43)	(172)
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	(10)	23	(29)	5
Interest rate instrument	Interest expense	—	—	—	(47)
Total		$72	$(19)	$146	$571
SDG&E:
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	$(10)	$23	$(29)	$5
SoCalGas:
Commodity contracts subject to rate recovery	Cost of natural gas	$(16)	$(125)	$(43)	$(172)
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
For Sempra, the total fair value of this group of derivative instruments in a liability position at September 30, 2024 and December 31, 2023 was $114 million and $215 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at September 30, 2024 and December 31, 2023 was $46 million and $210 million, respectively. SDG&E did not have this group of derivative instruments in a liability position at September 30, 2024 or December 31, 2023. At September 30, 2024, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $114 million and $46 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The tables below set forth our financial assets and liabilities, by level within the fair value hierarchy, that were accounted for at fair value on a recurring basis at September 30, 2024 and December 31, 2023. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair-valued assets and liabilities and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2023.
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
	Fair value at September 30, 2024
Sempra:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$15	$3	$—		$18
Equity securities	315	4	—		319
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	45	25	—		70
Municipal bonds	—	287	—		287
Other securities	—	231	—		231
Total debt securities	45	543	—		588
Total nuclear decommissioning trusts(2)	375	550	—		925
Short-term investments held in Rabbi Trust	59	—	—		59
Support Agreement, net of related guarantee fees	—	—	24		24
Interest rate instruments	—	77	—	$—	77
Foreign exchange instruments	—	6	—	—	6
Commodity contracts not subject to rate recovery	6	53	—	15	74
Commodity contracts subject to rate recovery	4	2	6	21	33
Total	$444	$688	$30	$36	$1,198
Liabilities:
Interest rate instruments	$—	$3	$—	$—	$3
Foreign exchange instruments	—	1	—	—	1
Commodity contracts not subject to rate recovery	—	64	—	(40)	24
Commodity contracts subject to rate recovery	18	48	—	(19)	47
Total	$18	$116	$—	$(59)	$75

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
	Fair value at September 30, 2024
SDG&E:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$15	$3	$—		$18
Equity securities	315	4	—		319
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	45	25	—		70
Municipal bonds	—	287	—		287
Other securities	—	231	—		231
Total debt securities	45	543	—		588
Total nuclear decommissioning trusts(2)	375	550	—		925
Commodity contracts subject to rate recovery	4	1	6	$20	31
Total	$379	$551	$6	$20	$956
Liabilities:
Commodity contracts subject to rate recovery	$18	$1	$—	$(18)	$1

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
(2)    Excludes receivables (payables), net.

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at September 30, 2024
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1	$2
Liabilities:
Commodity contracts subject to rate recovery	$—	$47	$—	$(1)	$46

	Fair value at December 31, 2023
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1	$2
Liabilities:
Commodity contracts subject to rate recovery	$—	$210	$—	$—	$210
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended September 30,
	2024	2023
Balance at July 1	$6	$20
Realized and unrealized gains (losses), net	(3)	(2)
Allocated transmission instruments	1	1
Settlements	2	(1)
Balance at September 30	$6	$18
Change in unrealized gains relating to instruments still held at September 30	$—	$1

	Nine months ended September 30,
	2024	2023
Balance at January 1	$10	$35
Realized and unrealized gains (losses), net	(6)	(10)
Allocated transmission instruments	1	(1)
Settlements	1	(6)
Balance at September 30	$6	$18
Change in unrealized losses relating to instruments still held at September 30	$(1)	$(8)
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended September 30,
	2024	2023
Balance at July 1	$23	$23
Realized and unrealized gains (losses), net(1)	3	(3)
Settlements	(2)	(2)
Balance at September 30(2)	$24	$18
Change in unrealized gains (losses) relating to instruments still held at September 30	$3	$(2)

	Nine months ended September 30,
	2024	2023
Balance at January 1	$23	$17
Realized and unrealized gains (losses), net(1)	7	7
Settlements	(6)	(6)
Balance at September 30(2)	$24	$18
Change in unrealized gains relating to instruments still held at September 30	$6	$7
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $7 in Other Current Assets and $17 in Other Long-term Assets at September 30, 2024 on Sempra’s Condensed Consolidated Balance Sheet.

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
Fair Value of Financial Instruments
The fair values of certain of our financial instruments (cash, current and noncurrent accounts receivable, amounts due to/from unconsolidated affiliates with original maturities of less than 90 days, dividends and accounts payable due in one year or less, short-term debt and customer deposits) approximate their carrying amounts because of the short-term nature of these instruments. Investments in life insurance contracts that we hold in support of our Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets.

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	September 30, 2024
Sempra:
Long-term note receivable(1)	$347	$—	$—	$339	$339
Long-term amounts due to unconsolidated affiliates	347	—	326	—	326
Total long-term debt(2)	31,224	—	29,765	—	29,765
SDG&E:
Total long-term debt(3)	$8,950	$—	$8,247	$—	$8,247
SoCalGas:
Total long-term debt(4)	$7,359	$—	$7,220	$—	$7,220

	December 31, 2023
Sempra:
Long-term note receivable(1)	$334	$—	$—	$318	$318
Long-term amounts due to unconsolidated affiliates	312	—	283	—	283
Total long-term debt(2)	27,716	—	25,617	—	25,617
SDG&E:
Total long-term debt(3)	$8,750	$—	$7,856	$—	$7,856
SoCalGas:
Total long-term debt(4)	$6,759	$—	$6,442	$—	$6,442
(1)    Before allowances for credit losses of $5 and $6 at September 30, 2024 and December 31, 2023, respectively. Excludes unamortized transaction costs of $3 and $4 at September 30, 2024 and December 31, 2023, respectively.
(2)    After the effects of interest rate swaps. Before reductions of unamortized discount and debt issuance costs of $366 and $322 at September 30, 2024 and December 31, 2023, respectively, and excluding finance lease obligations of $1,318 and $1,340 at September 30, 2024 and December 31, 2023, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $97 and $89 at September 30, 2024 and December 31, 2023, respectively, and excluding finance lease obligations of $1,209 and $1,233 at September 30, 2024 and December 31, 2023, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $68 and $55 at September 30, 2024 and December 31, 2023, respectively, and excluding finance lease obligations of $109 and $107 at September 30, 2024 and December 31, 2023, respectively.

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
COMMON STOCK OFFERINGS
ATM Program
On November 6, 2024, we established an ATM program, providing for the offer and sale of shares of Sempra common stock having an aggregate gross sales price of up to $3.0 billion through agents acting as our sales agents or as forward sellers or directly to the agents as principals. The shares may be offered and sold in amounts and at times to be determined by us from time to time. The agents will be entitled to a commission that will not exceed 1.0% of the gross sales price of all shares sold through it as agent pursuant to the sales agreement.
Under the ATM program, we may enter into separate forward sale agreements with affiliates of the agents as forward purchasers. We expect to fully physically settle each forward sale agreement, if any. However, we will generally have the right, subject to certain exceptions, to elect to cash settle or net share settle all or any portion of our obligations under any such forward sale agreement. If we enter into a forward sale agreement with any forward purchaser, we expect that such forward purchaser (or its affiliate) will attempt to borrow from third parties and sell, through the relevant agent acting, as sales agent for such forward purchaser, shares of our common stock to hedge such forward purchaser’s exposure under such forward sale agreement. We will not receive any proceeds from any sale of shares borrowed by a forward purchaser (or its affiliate) and sold through a forward seller. The forward seller will receive a commission, in the form of a reduction to the initial forward price under the related forward sale agreement, at a mutually agreed rate that will not exceed (subject to certain exceptions) 1.0% of the volume-weighted average of the gross sales price per share of all of the borrowed shares of Sempra common stock sold through such forward seller.
We intend to use a substantial portion of the net proceeds we receive from the issuance and sale by us of any shares of our common stock to or through the agents and any net proceeds we receive through the settlement of any forward sale agreements with the forward purchasers for working capital and other general corporate purposes, including to partly finance anticipated increases to our long-term capital plan and to repay outstanding commercial paper and potentially other indebtedness.
November 2023 Forward Sale Agreements
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

As of November 6, 2024, a total of 17,142,858 shares of Sempra common stock from our November 2023 offering remain subject to future settlement under these forward sale agreements, which may be settled on one or more dates specified by us occurring no later than December 31, 2024, which is the final settlement date under the agreements. Although we expect to settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the counterparties to the agreements upon the occurrence of certain events.
COMMON STOCK REPURCHASES
In the nine months ended September 30, 2024 and 2023, we withheld 565,571 shares for $41 million and 411,447 shares for $32 million, respectively, of our common stock that would otherwise be issued to long-term incentive plan participants who do not elect otherwise upon the vesting of RSUs and exercise of stock options in an amount sufficient to satisfy minimum statutory tax withholding requirements. Such share withholding is considered a share repurchase for accounting purposes.
NONCONTROLLING INTERESTS
Ownership interests in a consolidated entity that are held by unconsolidated owners are accounted for and reported as NCI.
The following table summarizes net income attributable to Sempra and transfers (to) from NCI, which shows the effects of changes in Sempra’s ownership interest in its subsidiaries on Sempra’s shareholders’ equity.

NET INCOME ATTRIBUTABLE TO SEMPRA AND TRANSFERS (TO) FROM NCI
(Dollars in millions)
	Three months ended	Nine months ended
	September 30, 2023
Sempra:
Net income attributable to Sempra	$732	$2,327
Transfers (to) from NCI:
Decrease in shareholders’ equity for sales of NCI	(62)	(44)
Net transfers (to) from NCI	(62)	(44)
Change from net income attributable to Sempra and transfers (to) from NCI	$670	$2,283
SI Partners
Contributions from NCI. In the three months and nine months ended September 30, 2023, KKR Pinnacle used $14 million and $200 million, respectively, of a credit from Sempra pursuant to the SI Partners limited partnership agreement, to fund its share of contributions to SI Partners. As a result, we recorded a $200 million increase in equity held by NCI and a decrease in Sempra’s shareholders’ equity of $145 million, net of a tax benefit.
SI Partners Subsidiaries
Sale of NCI to KKR Denali. In September 2023, an indirect subsidiary of SI Partners completed the sale of a 60% interest in an SI Partners subsidiary (resulting in an indirect 42% NCI in the PA LNG Phase 1 project) to KKR Denali for aggregate cash consideration of $984 million, before post-closing adjustments recorded subsequently. As a result of this sale, we recorded a $1.1 billion increase in equity held by NCI and a decrease in Sempra’s shareholders’ equity of $56 million, including $11 million in transaction costs and net of a $22 million tax benefit.
The indirect subsidiary of SI Partners and KKR Denali have made capital contribution commitments to fund their respective equity share of the equity funding amount of anticipated development costs of the PA LNG Phase 1 project, except in certain budget overrun scenarios.
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

The indirect subsidiary of SI Partners and the ConocoPhillips affiliate have made certain customary capital contribution commitments to fund their respective pro rata equity share of the total anticipated capital calls for the equity portion of the anticipated development costs of the PA LNG Phase 1 project. In addition, both SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of September 30, 2024, an aggregate amount of $2.7 billion has been paid by SI Partners’ indirect subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sempra:
Numerator:
Earnings attributable to common shares	$638	$721	$2,152	$2,293

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	633,752	630,036	633,342	629,963
Dilutive effect of common shares sold forward	2,312	—	1,375	—
Dilutive effect of stock options and RSUs(2)	1,997	2,288	1,849	2,268
Weighted-average common shares outstanding for diluted EPS	638,061	632,324	636,566	632,231

EPS:
Basic	$1.01	$1.14	$3.40	$3.64
Diluted	$1.00	$1.14	$3.38	$3.63
(1)    Includes 615 and 716 fully vested RSUs held in our Deferred Compensation Plan for the three months ended September 30, 2024 and 2023, respectively, and 616 and 716 of such RSUs for the nine months ended September 30, 2024 and 2023, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and nine months ended September 30, 2024 excludes 450,243 and 996,966 potentially dilutive shares, respectively, and the computation of diluted EPS for the three months and nine months ended September 30, 2023 excludes 624,242 and 470,804 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
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

Pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Development Committee of Sempra’s board of directors granted 414,812 nonqualified stock options, 721,049 performance-based RSUs and 312,043 service-based RSUs in the nine months ended September 30, 2024, primarily in January.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	September 30, 2024
Short-term investments, primarily cash equivalents	$18	$—	$—	$18
Equity securities	80	241	(2)	319
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	69	1	—	70
Municipal bonds(2)	290	3	(6)	287
Other securities(3)	233	4	(6)	231
Total debt securities	592	8	(12)	588
Receivables (payables), net	(19)	—	—	(19)
Total	$671	$249	$(14)	$906

	December 31, 2023
Short-term investments, primarily cash equivalents	$21	$—	$—	$21
Equity securities	89	225	(2)	312
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	50	2	(1)	51
Municipal bonds	280	3	(8)	275
Other securities	228	3	(11)	220
Total debt securities	558	8	(20)	546
Receivables (payables), net	(7)	—	—	(7)
Total	$661	$233	$(22)	$872
(1)    Maturity dates are 2025-2055.
(2)    Maturity dates are 2024-2062.
(3)    Maturity dates are 2024-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Proceeds from sales	$259	$143	$639	$437
Gross realized gains	17	12	41	20
Gross realized losses	2	3	7	9

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units was $480 million at September 30, 2024 and is based on a cost study prepared in 2020, which the CPUC approved in August 2024.

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
At September 30, 2024, loss contingency accruals for legal matters that are probable and estimable were $53 million for Sempra, negligible for SDG&E and $28 million for SoCalGas.
SDG&E
City of San Diego Franchise Agreement
In 2021, two lawsuits were filed in the California Superior Court challenging various aspects of the natural gas and electric franchise agreements granted by the City of San Diego to SDG&E. Both lawsuits ultimately sought to void the franchise agreements. In one of the cases, judgment was granted in favor of SDG&E and the City of San Diego, and the plaintiff in that case has appealed. We expect a ruling on the appeal in the first quarter of 2025. In the second case, the court ruled in favor of SDG&E and the City of San Diego, upholding all terms of the franchise agreements, except for the two-thirds City Council vote requirement for termination if the City decides to terminate under certain circumstances. Under the court’s ruling, the City can instead terminate on a majority vote, so long as it satisfies repayment provisions under the franchise agreements. Both sides have appealed the ruling.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County.
In September 2021, SoCalGas and Sempra entered into an agreement with counsel to resolve approximately 390 lawsuits including approximately 36,000 plaintiffs (the Individual Plaintiffs) then pending against SoCalGas and Sempra related to the Leak for a payment of up to $1.8 billion. Over 99% of the Individual Plaintiffs participated and submitted valid releases, and SoCalGas paid $1.79 billion in 2022 under the agreement. The Individual Plaintiffs who did not participate in the settlement (the Non-Settling Individual Plaintiffs) are able to continue to pursue their claims. As of November 1, 2024, there are approximately 520 plaintiffs, who are either new plaintiffs or Non-Settling Individual Plaintiffs.

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
At September 30, 2024, $21 million is accrued in Other Current Liabilities and $1 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. These accruals do not include any amounts in excess of what has been reasonably estimated to resolve certain matters that we describe above, nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs. We are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Aliso Canyon Natural Gas Storage Facility Regulatory Proceeding
In February 2017, the CPUC opened proceeding SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, but excluding issues with respect to air quality, public health, causation, culpability or cost responsibility regarding the Leak. The first phase of the proceeding established a framework for the hydraulic, production cost and economic modeling assumptions for the potential reduction in usage or elimination of the Aliso Canyon natural gas storage facility, as well as evaluating the impacts of reducing or eliminating the Aliso Canyon natural gas storage facility using the established framework and models. The next phase of the proceeding included engaging a consultant to analyze alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated in either the 2027 or 2035 timeframe, and to address potential implementation of alternatives to the Aliso Canyon natural gas storage facility if the CPUC determines that the Aliso Canyon natural gas storage facility should be permanently closed. The CPUC also added all California IOUs as parties to the proceeding and encouraged all load serving entities in the Los Angeles Basin to join the proceeding. We expect a final decision by the end of this year.
In August 2023, the CPUC issued a decision on the interim range of gas inventory levels at the Aliso Canyon natural gas storage facility, setting an interim range of gas inventory levels of up to 68.6 Bcf. The CPUC may issue future changes to this interim range of authorized gas inventory levels before issuing a final decision within the SB 380 OII proceeding.
At September 30, 2024, the Aliso Canyon natural gas storage facility had a net book value of $1.0 billion. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, and natural gas reliability and electric generation could be jeopardized.
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
In addition, a plaintiff filed a claim in the federal Agrarian Court that seeks to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The proceeding, which seeks an order that SEDATU annul the ECA Regas Facility’s competing property title, was initiated in 2006 and, in July 2021, a decision was issued in favor of the ECA Regas Facility. The plaintiff appealed and, in February 2022, the appellate court confirmed the ruling in favor of the ECA Regas Facility and dismissed the appeal. The plaintiff filed a federal appeal against the appellate court ruling. In August 2024, the Federal Collegiate Circuit Court ruled in favor of the ECA Regas Facility. The plaintiff has the option to file an appeal with the Mexican Supreme Court.
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

Litigation Related to Regulatory and Other Actions by the Mexican Government
Amendments to Mexico’s Electricity Industry Law. In March 2021, the Mexican government published a decree with amendments to Mexico’s Electricity Industry Law that include some public policy changes, including establishing priority of dispatch for CFE plants over privately owned plants. The decree further purports to permit the CRE to revoke self-supply permits granted under the former electricity law, which were grandfathered when the new Electricity Industry Law was enacted, if it considers them to have been obtained improperly. According to the decree, these amendments were to become effective in March 2021, and SENER, the CRE and Centro Nacional de Control de Energía (Mexico’s National Center for Energy Control) were to have 180 calendar days to modify, as necessary, all resolutions, policies, criteria, manuals and other regulations applicable to the power industry to conform with this decree. Numerous legal actions were taken against the decree, which resulted in Mexican courts issuing a suspension of the decree later in March 2021.
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
Sempra Infrastructure filed three lawsuits challenging the amendments to the Electricity Industry Law, including one concerning the provision permitting revocation of self-supply permits deemed improperly obtained. In each of them, Sempra Infrastructure obtained a favorable judgment in the lower court, all of which were challenged by the CRE. Following the criteria established by the Mexican Supreme Court, in July 2024, the Second Collegiate Court reversed the lower court’s decision and definitively dismissed one of the lawsuits filed by Sempra Infrastructure regarding the provision permitting revocation of self-supply permits. Consequently, the CRE may be required to seek to revoke such self-supply permits, under a legal standard that is ambiguous and not well defined under the law. Sempra Infrastructure supplies power pursuant to self-supply permits, and would be permitted to file amparos challenging the constitutionality of any such action. If such self-supply permits are revoked, it may result in increased costs for Sempra Infrastructure and for its power consumers, adversely affect our ability to develop new projects, result in decreased revenues and cash flows, and negatively impact our ability to recover the carrying values of our investments in Mexico, any of which could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects. Final resolution regarding the two remaining lawsuits is still pending.
RBS Sempra Commodities – Resolved
Sempra holds an equity method investment in RBS Sempra Commodities LLP, a limited liability partnership in the process of being liquidated. In 2015, liquidators filed a claim in the High Court of Justice against The Royal Bank of Scotland plc (now NatWest Markets plc, our partner in the JV) and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS Sempra Energy Europe, a subsidiary of RBS Sempra Commodities LLP. The claim alleged that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants were liable to provide for equitable compensation due to dishonest assistance and compensation under the U.K. Insolvency Act of 1986. In January 2024, the parties settled the Liquidating Companies’ claim against the Defendants to fully resolve the matter; our share of such settlement was approximately £7.9 million (approximately $10 million in U.S. dollars at December 31, 2023). For the year ended December 31, 2023, we recorded $40 million in equity earnings from our investment in RBS Sempra Commodities LLP to reduce our estimate of our obligations to settle these VAT matters and related legal costs based on the settlement reached with the Liquidating Companies in January 2024.

Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra were defendants in personal injury lawsuits brought in state courts throughout the U.S. These cases alleged illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They sought compensatory and punitive damages. As of November 1, 2024, one lawsuit is pending. Additionally, approximately 28,000 proofs of claim were filed, but not discharged, in advance of a December 2015 deadline to file a proof of claim in the EFH bankruptcy proceeding on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. The costs to defend or resolve such claims and the amount of damages that may be incurred could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
SDG&E entered into an energy storage tolling agreement that commenced in September 2024 and expires in August 2036. SDG&E recorded an operating lease right-of-use asset and operating lease liability of $202 million. Future minimum lease payments are $4 million in 2024, $23 million in each of 2025 through 2028 and $182 million thereafter.
Leases That Have Not Yet Commenced
SDG&E has entered into six PPAs, of which SDG&E expects two will commence in 2024, two will commence in 2025 and two will commence in 2026. SDG&E expects the future minimum lease payments to be $5 million in 2024, $41 million in 2025, $67 million in 2026, $68 million in both 2027 and 2028 and $777 million thereafter (through expiration in 2041).
SoCalGas has entered into a lease agreement for a new headquarters office space in Los Angeles that it expects will commence in 2026. In September 2024, SoCalGas prepaid $1 million and expects the future minimum lease payments to be $8 million in 2028 and $143 million thereafter (through expiration in 2041).
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

We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sempra – Sales-type leases:
Interest income	$1	$2	$4	$5
Total revenues from sales-type leases(1)	$1	$2	$4	$5

Sempra – Operating leases:
Fixed lease payments	$83	$78	$259	$234
Variable lease payments	9	10	29	26
Total revenues from operating leases(1)	$92	$88	$288	$260

Depreciation expense	$17	$15	$53	$45
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first nine months of 2024 to contractual commitments discussed in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.
Natural Gas Contracts
SoCalGas’ natural gas contracts and transportation commitments have increased by approximately $340 million since December 31, 2023, primarily from entering into new natural gas contracts in the first nine months of 2024. At September 30, 2024, we expect future payments to decrease by $7 million in 2024, and increase by $36 million in 2025, $111 million in 2026, $119 million in 2027, and $81 million in 2028 compared to December 31, 2023.
Sempra Infrastructure’s natural gas contracts and transportation commitments have increased by approximately $474 million since December 31, 2023, primarily from entering into new natural gas contracts in the first nine months of 2024. We expect future payments to decrease by $17 million in 2024, and increase by $4 million in 2025, $76 million in 2026, $98 million in each of 2027 and 2028, and $215 million thereafter (through expiration in 2059) compared to December 31, 2023.
LNG Purchase Agreement
Sempra Infrastructure has an SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2024 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure. At September 30, 2024, we expect the commitment amount to decrease by $321 million in 2024, $76 million in 2025, $51 million in 2026, $37 million in 2027, $45 million in 2028 and $30 million thereafter (through expiration in 2029) compared to December 31, 2023, reflecting changes in estimated forward prices since December 31, 2023 and actual transactions for the first nine months of 2024. These LNG commitment amounts are based on the assumption that all LNG cargoes under the agreement are delivered, less those already confirmed to be diverted as of September 30, 2024. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the supplier electing to divert cargoes as allowed by the agreement.
ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $51 million for Sempra, $18 million for SDG&E and $20 million for SoCalGas at September 30, 2024.

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

SEGMENT INFORMATION
(Dollars in millions)
	September 30, 2024	December 31, 2023
ASSETS
Sempra California	$56,220	$53,430
Sempra Texas Utilities	15,292	14,392
Sempra Infrastructure	21,828	19,430
All other	1,434	967
Intersegment receivables	(1,026)	(1,038)
Total	$93,748	$87,181
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utilities	$15,280	$14,380
Sempra Infrastructure	2,291	2,129
All other	1	1
Total	$17,572	$16,510

	Nine months ended September 30,
	2024	2023
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
Sempra California	$3,329	$3,344
Sempra Infrastructure	2,433	2,725
All other	3	5
Total	$5,765	$6,074

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
REVENUES
Sempra California	$2,256	$2,725	$8,022	$10,840
Sempra Infrastructure	538	629	1,466	2,485
Adjustments and eliminations	(1)	1	(1)	(1)
Intersegment revenues(1)	(17)	(21)	(60)	(95)
Total	$2,776	$3,334	$9,427	$13,229
DEPRECIATION AND AMORTIZATION
Sempra California	$536	$491	$1,585	$1,435
Sempra Infrastructure	76	71	221	210
All other	2	1	5	6
Total	$614	$563	$1,811	$1,651
INTEREST INCOME
Sempra California	$4	$9	$12	$19
Sempra Infrastructure	7	4	19	25
All other	6	7	17	17
Intercompany eliminations	—	(1)	(1)	(1)
Total	$17	$19	$47	$60
INTEREST EXPENSE
Sempra California	$213	$196	$627	$577
Sempra Texas Utilities	1	—	1	—
Sempra Infrastructure	—	7	—	127
All other	116	109	319	292
Intercompany eliminations	(2)	—	(3)	(1)
Total	$328	$312	$944	$995
INCOME TAX (BENEFIT) EXPENSE
Sempra California	$(37)	$(20)	$90	$64
Sempra Texas Utilities	1	—	1	—
Sempra Infrastructure	(43)	24	(67)	555
All other	(26)	(56)	(87)	(120)
Total	$(105)	$(52)	$(63)	$499
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$2	$2	$6	$5
Sempra Infrastructure	130	131	420	413
	132	133	426	418
Equity earnings, net of income tax:
Sempra Texas Utilities	261	305	646	548
Sempra Infrastructure	61	41	163	120
	322	346	809	668
Total	$454	$479	$1,235	$1,086
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
Sempra California	$247	$290	$1,145	$1,247
Sempra Texas Utilities	261	305	646	548
Sempra Infrastructure	230	223	652	746
All other	(100)	(97)	(291)	(248)
Total	$638	$721	$2,152	$2,293
(1)    Revenues for reportable segments include intersegment revenues of $6 and $11 for the three months ended September 30, 2024 and $16 and $44 for the nine months ended September 30, 2024; $5 and $16 for the three months ended September 30, 2023 and $14 and $81 for the nine months ended September 30, 2023 for Sempra California and Sempra Infrastructure, respectively.

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
We discuss herein Sempra’s results of operations and significant changes in earnings (losses), revenues and costs by segment, as well as Parent and other, for the three months (Q3) and nine months (YTD) ended September 30, 2024 compared to the same periods in 2023. We also discuss herein the impact of foreign currency and inflation rates on Sempra’s results of operations.
Sempra California recorded CPUC-authorized base revenues in the three months and nine months ended September 30, 2024 based on 2023 levels authorized under the 2019 GRC because a final decision in the 2024 GRC remains pending.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sempra:
Sempra California	$247	$290	$1,145	$1,247
Sempra Texas Utilities	261	305	646	548
Sempra Infrastructure	230	223	652	746
Parent and other(1)	(100)	(97)	(291)	(248)
Earnings attributable to common shares	$638	$721	$2,152	$2,293
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
In the three months ended September 30, 2024 compared to the same period in 2023, the decrease in earnings of $43 million (15%) to $247 million was primarily due to:
▪$38 million lower income tax benefits primarily from flow-through items and the resolution of prior year income tax items
▪$19 million higher net interest expense
Offset by:
▪$5 million higher CPUC base operating margin, net of operating expenses, including higher authorized cost of capital. Sempra California recorded CPUC-authorized revenues based on 2023 authorized levels
▪$4 million higher AFUDC equity
▪$4 million higher net regulatory interest income

In the nine months ended September 30, 2024 compared to the same period in 2023, the decrease in earnings of $102 million (8%) to $1.1 billion was primarily due to:
▪$89 million lower income tax benefits primarily from flow-through items, which includes $25 million related to income tax benefits in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures
▪$45 million higher net interest expense
▪$21 million regulatory awards approved by the CPUC in 2023
Offset by:
▪$19 million higher CPUC base operating margin, net of operating expenses, including higher authorized cost of capital. Sempra California recorded CPUC-authorized revenues based on 2023 authorized levels
▪$12 million higher electric transmission margin
▪$9 million higher AFUDC equity
▪$8 million higher net regulatory interest income
Sempra Texas Utilities
In the three months ended September 30, 2024 compared to the same period in 2023, the decrease in earnings of $44 million (14%) to $261 million was primarily due to lower equity earnings from Oncor Holdings driven by:
▪higher interest expense and depreciation expense attributable to invested capital
▪higher O&M
Offset by:
▪higher revenues primarily attributable to:
◦rate updates to reflect increases in invested capital
◦updates to transmission billing units
◦customer growth
Offset by
◦lower customer consumption primarily attributable to weather
◦annual energy efficiency program performance bonus approved in 2023, but pending PUCT approval in 2024
In the nine months ended September 30, 2024 compared to the same period in 2023, the increase in earnings of $98 million (18%) to $646 million was primarily due to higher equity earnings from Oncor Holdings driven by:
▪higher revenues primarily attributable to:
◦rate updates to reflect increases in invested capital
◦updates to transmission billing units
◦customer growth
◦new base rates implemented in May 2023
Offset by
◦lower customer consumption primarily attributable to weather
◦annual energy efficiency program performance bonus approved in 2023, but pending PUCT approval in 2024
▪write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review
Offset by:
▪higher interest expense and depreciation expense attributable to invested capital
▪higher O&M
Sempra Infrastructure
In the three months ended September 30, 2024 compared to the same period in 2023, the increase in earnings of $7 million (3%) to $230 million was primarily due to:
▪$31 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of a $67 million favorable impact in 2024 compared to a $36 million favorable impact in 2023
▪$18 million higher income tax benefit primarily from outside basis differences
▪$7 million favorable impact from $4 million net interest income in 2024 compared to $3 million net interest expense in 2023 primarily due to higher capitalization of interest expense on projects under construction

Offset by:
▪$12 million from the transportation business driven by lower revenues due to lower rates and higher O&M from a provision for expected credit losses on a customer's past due receivable balance
▪$9 million from the renewables business driven by lower volumes from wind power generation assets
▪$7 million from asset and supply optimization driven by lower natural gas prices, offset by unrealized gains in 2024 compared to unrealized losses in 2023 on commodity derivatives
▪$7 million from TdM driven by lower unrealized gains on commodity derivatives due to changes in power and natural gas prices
In the nine months ended September 30, 2024 compared to the same period in 2023, the decrease in earnings of $94 million (13%) to $652 million was primarily due to:
▪$401 million from asset and supply optimization driven by unrealized losses in 2024 compared to unrealized gains in 2023 on commodity derivatives due to changes in natural gas prices and lower LNG diversion fees
▪$74 million from the transportation business driven by lower equity earnings and revenues, including the cumulative impact of new tariffs going into effect in June 2023 for certain pipelines in Mexico and a customer’s early termination of firm transportation agreements in 2023
▪$28 million higher O&M and lower revenues from a provision for expected credit losses on a customer’s past due receivable balance
▪$11 million from the renewables business driven by lower volumes from wind power generation assets
Offset by:
▪$346 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of a $179 million favorable impact in 2024 compared to a $167 million unfavorable impact in 2023
▪$61 million favorable impact from $10 million net interest income in 2024 compared to $51 million net interest expense in 2023 primarily due to higher capitalization of interest expense on projects under construction and $17 million net unrealized losses in 2023 on a contingent interest rate swap related to the PA LNG Phase 1 project
▪$29 million higher income tax benefit primarily from outside basis differences
Parent and Other
In the three months ended September 30, 2024 compared to the same period in 2023, the increase in losses of $3 million (3%) to $100 million was primarily due to:
▪$23 million income tax benefit in 2023 from the remeasurement of certain deferred income taxes
▪$17 million income tax expense in 2024 from changes to a valuation allowance against certain tax credit carryforwards
Offset by:
▪$29 million favorable impact from $17 million net investment gains in 2024 compared to $12 million net investment losses in 2023 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan
In the nine months ended September 30, 2024 compared to the same period in 2023, the increase in losses of $43 million (17%) to $291 million was primarily due to:
▪$23 million income tax benefit in 2023 from the remeasurement of certain deferred income taxes
▪$21 million from higher net interest expense
▪$17 million income tax expense in 2024 from changes to a valuation allowance against certain tax credit carryforwards
▪$5 million related to settlement charges from our non-qualified pension plan in 2024
Offset by:
▪$30 million favorable impact from $26 million net investment gains in 2024 compared to $4 million net investment losses in 2023 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan

SIGNIFICANT CHANGES IN REVENUES AND COSTS
The regulatory framework permits SDG&E and SoCalGas to recover certain program expenditures and other costs authorized by the CPUC (referred to as “refundable programs”).
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

UTILITIES: NATURAL GAS REVENUES AND COST OF NATURAL GAS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sempra:
Natural gas revenues:
Sempra California	$1,186	$1,474	$4,750	$7,506
Sempra Infrastructure	15	18	63	67
Eliminations and adjustments	(6)	(4)	(15)	(13)
Total	$1,195	$1,488	$4,798	$7,560
Cost of natural gas(1):
Sempra California	$97	$257	$777	$3,283
Sempra Infrastructure	4	4	18	5
Eliminations and adjustments	(2)	(1)	(5)	(34)
Total	$99	$260	$790	$3,254
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2024 compared to the same period in 2023, Sempra’s natural gas revenues decreased by $293 million (20%) to $1.2 billion driven by Sempra California, which included:
▪$160 million decrease in cost of natural gas sold, which we discuss below
▪$87 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$74 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax benefit (expense)
Offset by:
▪$28 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$15 million higher CPUC-authorized revenues, including higher authorized cost of capital
In the three months ended September 30, 2024 compared to the same period in 2023, Sempra’s cost of natural gas decreased by $161 million to $99 million driven by Sempra California primarily due to lower average natural gas prices.
In the nine months ended September 30, 2024 compared to the same period in 2023, Sempra’s natural gas revenues decreased by $2.8 billion (37%) to $4.8 billion driven by Sempra California, which included:
▪$2.5 billion decrease in cost of natural gas sold, which we discuss below
▪$183 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax benefit (expense)
▪$97 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$53 million lower revenues from lower non-service components of net periodic benefit cost, which fully offsets in other income, net
▪$33 million lower franchise fee revenues

▪$29 million regulatory awards approved by the CPUC in 2023
Offset by:
▪$77 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$59 million higher CPUC-authorized revenues, including higher authorized cost of capital
▪$26 million lower regulatory revenues in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, which are offset in income tax benefit (expense)
In the nine months ended September 30, 2024 compared to the same period in 2023, Sempra’s cost of natural gas decreased by $2.5 billion to $790 million driven by Sempra California, which included:
▪$2.1 billion lower average natural gas prices
▪$356 million lower volumes driven by weather
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

UTILITIES: ELECTRIC REVENUES AND COST OF ELECTRIC FUEL AND PURCHASED POWER
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sempra:
Electric revenues:
Sempra California	$1,070	$1,251	$3,272	$3,334
Eliminations and adjustments	(1)	(1)	(3)	(3)
Total	$1,069	$1,250	$3,269	$3,331
Cost of electric fuel and purchased power(1):
Sempra California	$(5)	$200	$277	$442
Eliminations and adjustments	(13)	(17)	(50)	(57)
Total	$(18)	$183	$227	$385
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2024 compared to the same period in 2023, Sempra’s electric revenues decreased by $181 million (14%) to $1.1 billion driven by Sempra California, which included:
▪$205 million lower cost of electric fuel and purchased power, which we discuss below
▪$59 million lower revenues associated with refundable programs, which are fully offset in O&M
Offset by:
▪$29 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$20 million lower ITCs from standalone energy storage projects, which are offset in income tax benefit (expense)
▪$20 million higher CPUC-authorized revenues, including higher authorized cost of capital
▪$6 million higher revenues from transmission operations
In the three months ended September 30, 2024 compared to the same period in 2023, Sempra’s cost of electric fuel and purchased power decreased by $201 million to $(18) million driven by Sempra California, which included:
▪$227 million lower purchased power primarily due to change in excess capacity sales
▪$34 million lower purchased power from the California ISO due to lower market prices
Offset by:
▪$56 million lower sales to the California ISO due to lower market prices

In the nine months ended September 30, 2024 compared to the same period in 2023, Sempra’s electric revenues decreased by $62 million (2%) remaining at $3.3 billion driven by Sempra California, which included:
▪$165 million lower cost of electric fuel and purchased power, which we discuss below
▪$124 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$13 million lower revenues from a $4 million credit in 2024 compared to a $9 million cost in 2023 for the non-service components of net periodic benefit cost, which fully offsets in other income, net
▪$7 million lower franchise fee revenues
Offset by:
▪$108 million lower ITCs from standalone energy storage projects, which are offset in income tax benefit (expense)
▪$95 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$36 million higher revenues from transmission operations
▪$25 million higher CPUC-authorized revenues, including higher authorized cost of capital
In the nine months ended September 30, 2024 compared to the same period in 2023, Sempra’s cost of electric fuel and purchased power decreased by $158 million (41%) to $227 million driven by Sempra California, which included:
▪$230 million lower purchased power primarily due to change in excess capacity sales
▪$219 million lower purchased power from the California ISO due to lower market prices
▪$84 million lower utility-owned generation costs
Offset by:
▪$270 million lower sales to the California ISO due to lower market prices
▪$86 million from realized losses in 2024 compared to realized gains in 2023 on derivative contracts for fixed-price natural gas, which are entered into to hedge the cost of electric fuel
Energy-Related Businesses: Revenues and Cost of Sales

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sempra:
Revenues:
Sempra Infrastructure	$523	$611	$1,403	$2,418
Parent and other(1)	(11)	(15)	(43)	(80)
Total	$512	$596	$1,360	$2,338
Cost of sales(2):
Sempra Infrastructure	$134	$163	$297	$437
Total	$134	$163	$297	$437
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2024 compared to the same period in 2023, Sempra’s revenues from energy-related businesses decreased by $84 million (14%) to $512 million primarily due to:
▪$40 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$30 million driven by $12 million from lower natural gas prices offset by higher volumes and $8 million higher unrealized gains on commodity derivatives
◦$10 million from lower diversion fees due to lower natural gas prices
▪$23 million from TdM mainly due to lower power prices
▪$19 million from lower volumes from wind power generation assets
▪$10 million lower pipeline revenues
In the three months ended September 30, 2024 compared to the same period in 2023, Sempra’s cost of sales from energy-related businesses decreased by $29 million (18%) to $134 million primarily due to:
▪$17 million at TdM driven by lower natural gas prices

▪$9 million driven by lower natural gas purchases offset by higher LNG purchases related to asset and supply optimization
In the nine months ended September 30, 2024 compared to the same period in 2023, Sempra’s revenues from energy-related businesses decreased by $978 million (42%) to $1.4 billion primarily due to:
▪$897 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$780 million driven by $24 million unrealized losses in 2024 compared to $619 million unrealized gains in 2023 on commodity derivatives and $167 million primarily from lower natural gas prices offset by higher volumes
◦$108 million from lower diversion fees due to lower natural gas prices
▪$46 million lower transportation revenues primarily from a customer’s early termination of firm transportation agreements in the first quarter of 2023 and lower rates
▪$31 million lower pipeline revenues
▪$25 million from TdM mainly due to $59 million from lower power prices offset by $30 million from higher volumes
▪$19 million from lower volumes from wind power generation assets
In the nine months ended September 30, 2024 compared to the same period in 2023, Sempra’s cost of sales from energy-related businesses decreased by $140 million (32%) to $297 million primarily due to:
▪$83 million at TdM driven by $101 million from lower natural gas prices offset by $13 million from higher volumes
▪$51 million driven by lower natural gas purchases related to asset and supply optimization
Operation and Maintenance
In the three months ended September 30, 2024 compared to the same period in 2023, Sempra’s O&M decreased by $57 million (4%) to $1.3 billion primarily due to:
▪$98 million decrease at Sempra California due to:
◦$146 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
◦$51 million higher non-refundable operating costs
Offset by:
▪$31 million increase at Sempra Infrastructure due to:
◦$18 million higher development costs and certain non-capitalized expenses from projects under construction
◦$10 million from a provision for expected credit losses on a customer’s past due receivable balance
▪$12 million increase at Parent and other primarily from deferred compensation expense in 2024 compared to a benefit in 2023
In the nine months ended September 30, 2024 compared to the same period in 2023, Sempra’s O&M decreased by $87 million (2%) to $3.9 billion primarily due to:
▪$190 million decrease at Sempra California due to:
◦$221 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
◦$34 million higher non-refundable operating costs
Offset by:
▪$84 million increase at Sempra Infrastructure due to:
◦$35 million higher development costs and certain non-capitalized expenses from projects under construction
◦$35 million from a provision for expected credit losses on a customer’s past due receivable balance
◦$11 million higher purchased services
▪$20 million increase at Parent and other primarily from higher deferred compensation expense
Other Income, Net
In the three months ended September 30, 2024 compared to the same period in 2023, Sempra’s other income, net, increased by $62 million to $65 million primarily due to:
▪$48 million increase from $29 million net investment gains in 2024 compared to $19 million net investment losses in 2023 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan at Parent and other
▪$7 million higher net interest income on regulatory balancing accounts at Sempra California
▪$4 million higher AFUDC equity at Sempra California

In the nine months ended September 30, 2024 compared to the same period in 2023, Sempra’s other income, net, increased by $119 million to $194 million primarily due to:
▪$54 million lower non-service components of net periodic benefit cost primarily at Sempra California
▪$50 million increase from $48 million net investment gains in 2024 compared to $2 million net investment losses in 2023 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan at Parent and other
▪$12 million higher net interest income on regulatory balancing accounts at Sempra California
▪$9 million higher AFUDC equity at Sempra California
Offset by:
▪$10 million decrease from $4 million losses in 2024 compared to $6 million gains in 2023 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions at Sempra Infrastructure primarily due to cross-currency swaps in 2023 as a result of fluctuation of the Mexican peso
Interest Expense
In the three months ended September 30, 2024 compared to the same period in 2023, Sempra’s interest expense increased by $16 million (5%) to $328 million primarily due to:
▪$17 million at Sempra California from higher debt balances from debt issuances
Offset by:
▪$7 million at Sempra Infrastructure from lower interest expense due to higher capitalization of interest expense on projects under construction
In the nine months ended September 30, 2024 compared to the same period in 2023, Sempra’s interest expense decreased by $51 million (5%) to $944 million primarily due to:
▪$127 million at Sempra Infrastructure from:
◦$59 million lower interest expense due to higher capitalization of interest expense on projects under construction
◦$47 million interest expense in 2023 comprised of $33 million net unrealized losses and $14 million settlement on a contingent interest rate swap related to the PA LNG Phase 1 project
Offset by:
▪$50 million at Sempra California from higher debt balances from debt issuances
▪$25 million at Parent and other from higher debt balances from debt issuances, offset by capitalization of interest expense in 2024 on projects under construction at Sempra Infrastructure
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sempra:
Income tax (benefit) expense	$(105)	$(52)	$(63)	$499

Income before income taxes and equity earnings	$200	$323	$1,213	$2,175
Equity earnings, before income tax(1)	132	133	426	418
Pretax income	$332	$456	$1,639	$2,593

Effective income tax rate	(32)%	(11)%	(4)%	19%
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

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. Sempra elected this change in tax accounting method in its consolidated 2023 income tax return filing and has applied this methodology in the calculation of its 2024 forecasted ETR.
Sempra records regulatory liabilities for benefits that will be flowed through to customers in the future.
In the three months ended September 30, 2024 compared to the same period in 2023, Sempra’s income tax benefit increased by $53 million primarily due to:
▪$34 million higher income tax benefit from the resolution of prior year income tax items
▪$30 million income tax benefit in 2024 from an outside basis difference in a domestic partnership investment
▪$29 million from $78 million income tax benefit in 2024 compared to $49 million income tax benefit in 2023 from foreign currency and inflation effects on our monetary positions in Mexico
Offset by:
▪lower income tax benefit in 2024 from lower ITCs from standalone energy storage projects under the IRA
▪$23 million income tax benefit in 2023 from the remeasurement of certain deferred income taxes
In the nine months ended September 30, 2024 compared to the same period in 2023, Sempra had an income tax benefit in 2024 compared to income tax expense in 2023 primarily due to:
▪$414 million from $211 million income tax benefit in 2024 compared to $203 million income tax expense in 2023 from foreign currency and inflation effects on our monetary positions in Mexico
▪lower pretax income
▪higher income tax benefits from flow-through items, including an income tax benefit in 2024 from adopting a change in tax accounting method for gas repairs expenditures
▪$34 million higher income tax benefit from the resolution of prior year income tax items
▪$30 million income tax benefit in 2024 from an outside basis difference in a domestic partnership investment
Offset by:
▪lower income tax benefit in 2024 from lower ITCs from standalone energy storage projects under the IRA
▪$43 million income tax benefit in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures
▪$23 million income tax benefit in 2023 from the remeasurement of certain deferred income taxes
We discuss the impact of foreign currency exchange rates and inflation on income taxes below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.” See Note 1 of the Notes to Condensed Consolidated Financial Statements in this report and Notes 1 and 8 of the Notes to Consolidated Financial Statements in the Annual Report for further details about our accounting for income taxes and items subject to flow-through treatment.
Equity Earnings
In the three months ended September 30, 2024 compared to the same period in 2023, Sempra’s equity earnings decreased by $25 million (5%) to $454 million primarily due to:
▪$44 million at Oncor Holdings driven by:
◦higher interest expense and depreciation expense attributable to invested capital
◦higher O&M
Offset by:
◦higher revenues primarily attributable to:
•rate updates to reflect increases in invested capital
•updates to transmission billing units
•customer growth
Offset by:
•lower customer consumption primarily attributable to weather
•annual energy efficiency program performance bonus approved in 2023, but pending PUCT approval in 2024
Offset by:
▪$15 million at IMG due to income tax benefit in 2024 compared to an income tax expense in 2023 primarily from foreign currency and inflation effects

In the nine months ended September 30, 2024 compared to the same period in 2023, Sempra’s equity earnings increased by $149 million (14%) to $1.2 billion primarily due to:
▪$98 million at Oncor Holdings driven by:
◦higher revenues primarily attributable to:
•rate updates to reflect increases in invested capital
•updates to transmission billing units
•customer growth
•new base rates implemented in May 2023
Offset by:
•lower customer consumption primarily attributable to weather
•annual energy efficiency program performance bonus approved in 2023, but pending PUCT approval in 2024
◦write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review
Offset by:
◦higher interest expense and depreciation expense attributable to invested capital
◦higher O&M
▪$73 million at IMG due to income tax benefit in 2024 compared to an income tax expense in 2023 primarily from foreign currency and inflation effects
Offset by:
▪$30 million at TAG Norte primarily from the cumulative impact of new tariffs going into effect in June 2023 offset by lower income tax expense
Earnings Attributable to Noncontrolling Interests
In the three months and nine months ended September 30, 2024 compared to the same periods in 2023, Sempra’s earnings attributable to NCI decreased by $12 million (10%) to $110 million and $110 million (25%) to $325 million, respectively, primarily due to a decrease in SI Partners’ net income.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months and nine months ended September 30, 2024 compared to the same periods in 2023, the change in our earnings as a result of foreign currency translation rates was negligible.

Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts		Transactional (losses) gains included in reported amounts
	Three months ended September 30,
	2024	2023	2024	2023
Other income, net	$65	$3	$(4)	$(2)
Income tax benefit (expense)	105	52	78	49
Equity earnings	454	479	26	5
Net income	759	854	100	52
Earnings attributable to noncontrolling interests	(110)	(122)	(33)	(16)
Earnings attributable to common shares	638	721	67	36

	Nine months ended September 30,
	2024	2023	2024	2023
Other income, net	$194	$75	$(4)	$6
Income tax benefit (expense)	63	(499)	211	(203)
Equity earnings	1,235	1,086	56	(46)
Net income	2,511	2,762	263	(243)
Earnings attributable to noncontrolling interests	(325)	(435)	(85)	77
Earnings attributable to common shares	2,152	2,293	178	(166)

We discuss herein SDG&E’s results of operations and significant changes in earnings, revenues and costs for the three months (Q3) and nine months (YTD) ended September 30, 2024 compared to the same periods in 2023.
SDG&E recorded CPUC-authorized base revenues in the three months and nine months ended September 30, 2024 based on 2023 levels authorized under the 2019 GRC because a final decision in the 2024 GRC remains pending.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended September 30, 2024 compared to the same period in 2023, the decrease in earnings of $13 million (5%) to $261 million was primarily due to:
▪$24 million lower income tax benefits primarily from flow-through items and the resolution of prior year income tax items
▪$10 million higher net interest expense
Offset by:
▪$18 million higher CPUC base operating margin, net of operating expenses, including higher authorized cost of capital. SDG&E recorded CPUC-authorized revenues based on 2023 authorized levels
In the nine months ended September 30, 2024 compared to the same period in 2023, the decrease in earnings of $46 million (6%) to $670 million was primarily due to:
▪$32 million lower income tax benefits primarily from flow-through items and the resolution of prior year income tax items
▪$25 million higher net interest expense
▪$7 million lower AFUDC equity
Offset by:
▪$12 million higher electric transmission margin
▪$6 million lower Wildfire Fund amortization
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended September 30, 2024 compared to the same period in 2023, SDG&E’s electric revenues decreased by $181 million (14%) to $1.1 billion primarily due to:
▪$205 million lower cost of electric fuel and purchased power, which we discuss below
▪$59 million lower revenues associated with refundable programs, which are fully offset in O&M
Offset by:
▪$29 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$20 million lower ITCs from standalone energy storage projects, which are offset in income tax (expense) benefit
▪$20 million higher CPUC-authorized revenues, including higher authorized cost of capital
▪$6 million higher revenues from transmission operations
In the three months ended September 30, 2024 compared to the same period in 2023, SDG&E’s cost of electric fuel and purchased power decreased by $205 million to $(5) million primarily due to:
▪$227 million lower purchased power primarily due to change in excess capacity sales
▪$34 million lower purchased power from the California ISO due to lower market prices
Offset by:
▪$56 million lower sales to the California ISO due to lower market prices
In the nine months ended September 30, 2024 compared to the same period in 2023, SDG&E’s electric revenues decreased by $61 million (2%) remaining at $3.3 billion primarily due to:
▪$165 million lower cost of electric fuel and purchased power, which we discuss below
▪$124 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$13 million lower revenues from a $4 million credit in 2024 compared to a $9 million cost in 2023 for the non-service components of net periodic benefit cost, which fully offsets in other income, net
▪$7 million lower franchise fee revenues
Offset by:
▪$108 million lower ITCs from standalone energy storage projects, which are offset in income tax (expense) benefit
▪$95 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$36 million higher revenues from transmission operations
▪$25 million higher CPUC-authorized revenues, including higher authorized cost of capital

In the nine months ended September 30, 2024 compared to the same period in 2023, SDG&E’s cost of electric fuel and purchased power decreased by $165 million (37%) to $277 million primarily due to:
▪$230 million lower purchased power primarily due to change in excess capacity sales
▪$219 million lower purchased power from the California ISO due to lower market prices
▪$84 million lower utility-owned generation costs
Offset by:
▪$270 million lower sales to the California ISO due to lower market prices
▪$86 million from realized losses in 2024 compared to realized gains in 2023 on derivative contracts for fixed-price natural gas, which are entered into to hedge the cost of electric fuel
Natural Gas Revenues and Cost of Natural Gas
In the three months ended September 30, 2024 and 2023, SDG&E’s average cost of natural gas per thousand cubic feet was $5.61 and $6.33, respectively. In the nine months ended September 30, 2024 and 2023, SDG&E’s average cost of natural gas per thousand cubic feet was $5.19 and $12.10, respectively. The average cost of natural gas sold at SDG&E is impacted by market prices, as well as transportation, tariff and other charges.
In the three months ended September 30, 2024 compared to the same period in 2023, SDG&E’s natural gas revenues decreased by $18 million (10%) to $170 million primarily due to:
▪$23 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax (expense) benefit
▪$7 million decrease in cost of natural gas sold, which we discuss below
Offset by:
▪$11 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
In the three months ended September 30, 2024 compared to the same period in 2023, SDG&E’s cost of natural gas decreased by $7 million (16%) to $38 million primarily due to lower average natural gas prices.
In the nine months ended September 30, 2024 compared to the same period in 2023, SDG&E’s natural gas revenues decreased by $319 million (31%) to $695 million primarily due to:
▪$285 million decrease in cost of natural gas sold, which we discuss below
▪$48 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax (expense) benefit
▪$7 million lower franchise fee revenues
Offset by:
▪$23 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
In the nine months ended September 30, 2024 compared to the same period in 2023, SDG&E’s cost of natural gas decreased by $285 million to $177 million primarily due to:
▪$236 million lower average natural gas prices
▪$49 million lower volumes driven by weather
Operation and Maintenance
In the three months ended September 30, 2024 compared to the same period in 2023, SDG&E’s O&M decreased by $43 million (9%) to $420 million due to:
▪$58 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
▪$18 million higher non-refundable operating costs
In the nine months ended September 30, 2024 compared to the same period in 2023, SDG&E’s O&M decreased by $110 million (8%) to $1.3 billion due to:
▪$125 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
▪$18 million higher non-refundable operating costs

Other Income, Net
In the nine months ended September 30, 2024 compared to the same period in 2023, SDG&E’s other income, net, increased by $11 million (15%) to $86 million primarily due to:
▪$18 million increase from a $4 million credit in 2024 compared to $14 million cost in 2023 for the non-service components of net periodic benefit cost
Offset by:
▪$7 million lower AFUDC equity
Interest Expense
In the three months and nine months ended September 30, 2024 compared to the same periods in 2023, SDG&E’s interest expense increased by $5 million (4%) to $131 million and $23 million (6%) to $390 million, respectively, from higher debt balances from debt issuances.
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
SDG&E:
Income tax expense (benefit)	$15	$(15)	$89	$(4)
Income before income taxes	$276	$259	$759	$712
Effective income tax rate	5%	(6)%	12%	(1)%
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. SDG&E elected this change in tax accounting method in Sempra’s consolidated 2023 income tax return filing and has applied this methodology in the calculation of its 2024 forecasted ETR.
SDG&E records regulatory liabilities for benefits that will be flowed through to customers in the future.
In the three months and nine months ended September 30, 2024 compared to the same period in 2023, SDG&E had an income tax expense in 2024 compared to income tax benefit in 2023 primarily due to:
▪lower income tax benefit in 2024 from lower ITCs from standalone energy storage projects under the IRA
▪higher pretax income
Offset by:
▪$9 million higher income tax benefit from the resolution of prior year income tax items

We discuss herein SoCalGas’ results of operations and significant changes in (losses) earnings, revenues and costs for the three months (Q3) and nine months (YTD) ended September 30, 2024 compared to the same period in 2023.
SoCalGas recorded CPUC-authorized base revenues in the three months and nine months ended September 30, 2024 based on 2023 levels authorized under the 2019 GRC because a final decision in the 2024 GRC remains pending.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended September 30, 2024 compared to the same period in 2023, SoCalGas’ losses were $14 million compared to earnings of $16 million primarily due to:
▪$14 million lower income tax benefits primarily from flow-through items
▪$13 million lower CPUC base operating margin, net of operating expenses, offset by higher authorized cost of capital. SoCalGas recorded CPUC-authorized revenues based on 2023 authorized levels
▪$9 million higher net interest expense
Offset by:
▪$4 million higher AFUDC equity
▪$3 million higher net regulatory interest income
In the nine months ended September 30, 2024 compared to the same period in 2023, the decrease in earnings of $56 million (11%) to $475 million were primarily due to:
▪$57 million lower income tax benefits primarily from flow-through items, which includes $25 million related to income tax benefits in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures
▪$21 million regulatory awards approved by the CPUC in 2023
▪$20 million higher net interest expense
Offset by:
▪$17 million higher CPUC base operating margin, net of higher operating expenses in 2023, including higher authorized cost of capital. SoCalGas recorded CPUC-authorized revenues based on 2023 authorized levels
▪$16 million higher AFUDC equity
▪$9 million higher net regulatory interest income

SIGNIFICANT CHANGES IN REVENUES AND COSTS
Natural Gas Revenues and Cost of Natural Gas
In the three months ended September 30, 2024 and 2023, SoCalGas’ average cost of natural gas per thousand cubic feet was $1.82 and $4.84, respectively. In the nine months ended September 30, 2024 and 2023, SoCalGas’ average cost of natural gas per thousand cubic feet was $3.14 and $12.10, respectively. The average cost of natural gas sold at SoCalGas is impacted by market prices, as well as transportation and other charges.
In the three months ended September 30, 2024 compared to the same period in 2023, SoCalGas’ natural gas revenues decreased by $259 million (20%) to $1.1 billion primarily due to:
▪$142 million decrease in cost of natural gas sold, which we discuss below
▪$88 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$51 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax benefit (expense)
Offset by:
▪$17 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$14 million higher CPUC-authorized revenues, including higher authorized cost of capital
In the three months ended September 30, 2024 compared to the same period in 2023, SoCalGas’ cost of natural gas decreased by $142 million to $82 million primarily due to lower average natural gas prices.
In the nine months ended September 30, 2024 compared to the same period in 2023, SoCalGas’ natural gas revenues decreased by $2.4 billion (37%) to $4.2 billion primarily due to:
▪$2.2 billion decrease in cost of natural gas sold, which we discuss below
▪$135 million lower regulatory revenues in 2024 from adopting a change in tax accounting method for gas repairs expenditures, which are offset in income tax benefit (expense)
▪$96 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$48 million lower revenues from lower non-service components of net periodic benefit cost, which fully offsets in other income (expense), net
▪$29 million regulatory awards approved by the CPUC in 2023
▪$26 million lower franchise fee revenues
Offset by:
▪$55 million higher CPUC-authorized revenues, including higher authorized cost of capital
▪$54 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital
▪$26 million lower regulatory revenues in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, which are offset in income tax benefit (expense)
In the nine months ended September 30, 2024 compared to the same period in 2023, SoCalGas’ cost of natural gas decreased by $2.2 billion to $661 million primarily due to:
▪$1.9 billion lower average natural gas prices
▪$307 million lower volumes driven by weather
Operation and Maintenance
In the three months ended September 30, 2024 compared to the same period in 2023, SoCalGas’ O&M decreased by $55 million (8%) to $678 million due to:
▪$88 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
▪$33 million higher non-refundable operating costs
In the nine months ended September 30, 2024 compared to the same period in 2023, SoCalGas’ O&M decreased by $75 million (4%) remaining at $2.0 billion due to:
▪$96 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
▪$21 million higher non-refundable operating costs

Other Income (Expense), Net
In the three months ended September 30, 2024 compared to the same period in 2023, SoCalGas’ other income, net, was $13 million compared to other expense, net, of $2 million primarily due to:
▪$6 million lower non-service components of net periodic benefit cost
▪$5 million higher net interest income on regulatory balancing accounts
▪$4 million higher AFUDC equity
In the nine months ended September 30, 2024 compared to the same period in 2023, SoCalGas’ other income, net, was $73 million compared to other expense, net, of $9 million primarily due to:
▪$48 million lower non-service components of net periodic benefit cost
▪$16 million higher AFUDC equity
▪$13 million higher net interest income on regulatory balancing accounts
Interest Expense
In the three months and nine months ended September 30, 2024 compared to the same periods in 2023, SoCalGas’ interest expense increased by $12 million (17%) to $82 million and $27 million (13%) to $237 million, respectively, from higher debt balances from debt issuances.
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
SoCalGas:
Income tax (benefit) expense	$(52)	$(5)	$1	$68
(Loss) income before income taxes	$(66)	$11	$477	$600
Effective income tax rate	79%	(45)%	—%	11%
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. SoCalGas elected this change in tax accounting method in Sempra’s consolidated 2023 income tax return filing and has applied this methodology in the calculation of its 2024 forecasted ETR.
SoCalGas records regulatory liabilities for benefits that will be flowed through to customers in the future.
In the three months ended September 30, 2024 compared to the same period in 2023, SoCalGas’ income tax benefit increased by $47 million primarily due to $40 million higher income tax benefit from the resolution of prior year income tax items.
In the nine months ended September 30, 2024 compared to the same period in 2023, SoCalGas’ income tax expense decreased by $67 million primarily due to:
▪higher income tax benefits from flow-through items, including an income tax benefit in 2024 from adopting a change in tax accounting method for gas repairs expenditures
▪$40 million higher income tax benefit from the resolution of prior year income tax items
▪lower pretax income
Offset by:
▪$43 million income tax benefit in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under or supported by our credit facilities, other incurrences of debt which may include issuing debt securities and obtaining term loans, issuing equity securities under our ATM program or otherwise, and other financing transactions which may include distributions from our equity method investments, project financing and funding from NCI owners. We believe that these cash flow sources, combined with available funds, will be adequate to fund our operations in both the short-term and long-term, including to:
▪finance capital expenditures
▪repay debt
▪fund dividends
▪fund contractual and other obligations and otherwise meet liquidity requirements
▪fund capital contribution requirements
▪fund new business or asset acquisitions
Sempra, SDG&E and SoCalGas currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow or otherwise raise money at market rates from commercial banks, under existing revolving credit facilities, through public offerings of debt or equity securities (including under our ATM program or otherwise), or through private placements of debt supported by our revolving credit facilities in the case of commercial paper. However, our ability to access these markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if economic conditions worsen or disruptions to or volatility in these markets increase. In addition, our financing activities, actions by credit rating agencies and prevailing interest rates, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term debt and equity financing. Also, cash flows from operations may be impacted by the timing of regulatory proceedings, commencement and completion of, and potential cost overruns for, large projects and other material events. If cash flows from operations were to be significantly reduced or we were unable to borrow or obtain other financing under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety/reliability) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our goal to maintain our investment-grade credit ratings.
Common Stock Offering and Forward Sale Agreements
As we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements in this report and Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, our offering of Sempra common stock completed in November 2023 provided initial net proceeds of $144 million upon the underwriters’ partial exercise of their over-allotment option to purchase additional shares of our common stock. We did not initially receive any proceeds from the sale of our common stock pursuant to the forward sale agreements entered into in connection with the offering. The forward sale agreements permit us to elect, subject to certain conditions, physical settlement, cash settlement or net share settlement for all or a portion of our obligations under the agreements. We expect to settle the forward sale agreements entirely by delivery of shares of our common stock under physical settlement in exchange for cash proceeds in one or more settlements no later than December 31, 2024, which is the final settlement date under the agreements. As of November 6, 2024, at the initial forward sale price of $68.845 per share, we expect that the net proceeds from full physical settlement of the forward sale agreements would be approximately $1.2 billion (net of underwriting discounts, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). If we were to elect cash settlement or net share settlement instead of physical settlement, the amount of cash proceeds we receive upon settlement would be less, perhaps substantially, or we may not receive any cash proceeds or we may deliver cash (in an amount that could be significant) or shares of our common stock to the counterparties to the forward sale agreements.

We used the initial net proceeds from this offering, and we expect to use any net proceeds from the sale of shares of our common stock pursuant to the forward sale agreements, to fund working capital and for other general corporate purposes, including to partly finance our long-term capital plan and to repay commercial paper and potentially other indebtedness.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. Sempra, SDG&E and SoCalGas each has a committed line of credit expiring in 2029 and Sempra Infrastructure has four committed lines of credit expiring on various dates from 2025 through 2030, and an uncommitted line of credit expiring in 2026.

AVAILABLE FUNDS AT SEPTEMBER 30, 2024
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$560	$15	$2
Available unused credit(2)	8,247	1,116	1,200
(1)    Amounts at Sempra include $108 held in non-U.S. jurisdictions. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding and any letters of credit outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures or acquisitions. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper, a term loan and lines of credit were our primary sources of short-term debt funding in the first nine months of 2024.
We discuss our short-term debt activities in Note 6 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first nine months of 2024 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra 6.40% junior subordinated notes	$1,250	2054
Sempra 6.875% junior subordinated notes	1,100	2054
SDG&E 5.55% first mortgage bonds	600	2054
SoCalGas 5.05% first mortgage bonds	600	2034
SoCalGas 5.60% first mortgage bonds	500	2054
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	201	2025
Sempra Infrastructure variable rate notes (PA LNG Phase 1 project)	162	2030

Payments:	Payments	Maturity
SDG&E variable rate term loan	$400	2024
SoCalGas 3.15% first mortgage bonds	500	2024
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 6 of the Notes to Condensed Consolidated Financial Statements.
Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.

The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first nine months of 2024.

ISSUER CREDIT RATINGS AT SEPTEMBER 30, 2024

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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at September 30, 2024.
Loans due to/from Affiliates
At September 30, 2024, Sempra had $347 million in loans due to unconsolidated affiliates.
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
Market for Sempra’s Common Stock
Sempra’s common stock began trading on the Mexican Stock Exchange under the trading symbol SRE.MX in May 2021 following an exchange offer launched in the U.S. and Mexico to acquire the then publicly owned shares of IEnova for newly issued shares of our common stock. In August 2024, we submitted an application to cross-list our common stock on the International Trading System (SIC) of the Mexican Stock Exchange and delist our common stock from the general listing of the Mexican Stock Exchange, which application is currently under review by the CNBV. Following approval, our common stock will no longer be quoted or traded on the general listing of the Mexican Stock Exchange or subject to applicable reporting requirements, but will remain eligible for trading by Mexican investors on the SIC.
Sempra California
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance and liquidity will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by legislatures, litigation and the changing energy marketplace, as well as other matters described in this report and the Annual Report. SDG&E and SoCalGas expect that the available unused funds from their credit facilities described above, which also supports their commercial paper programs, cash flows from operations, and other incurrences of debt including issuing debt securities and obtaining term loans will continue to be adequate to fund their respective current operations and planned capital expenditures. SDG&E and SoCalGas manage their capital structures and pay dividends when appropriate and as approved by their respective boards of directors.
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
CPUC GRC
On October 18, 2024, the CPUC issued a proposed decision in the 2024 GRC for SDG&E’s and SoCalGas’ test year revenue requirements for 2024 and attrition year adjustments for 2025 through 2027. We discuss certain details of the proposed decision in Note 4 of the Notes to Condensed Consolidated Financial Statements. The CPUC has authorized SDG&E and SoCalGas to recognize the effects of the 2024 GRC final decision retroactive to January 1, 2024. We expect the CPUC to issue a final decision by the end of this year.
CCM
In October 2024, the CPUC issued a final decision to modify the CCM. The final decision reduces the upward or downward adjustment to authorized ROE, if the CCM is triggered, to 20% of the change in the benchmark rate during the measurement period from the current 50%. The final decision adopts this change effective January 1, 2025, reducing both SDG&E’s and SoCalGas’ ROE by 42 bps to 10.23% and 10.08%, respectively, and allowing SDG&E and SoCalGas to update their respective costs of preferred equity and debt for 2025. SDG&E and SoCalGas intend to file advice letters in November 2024 to address the implementation, subject to approval, of the updated cost of capital.
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totaled $282 million at September 30, 2024. We describe the Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
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
Wildfire Mitigation Cost Recovery Mechanism
2024 GRC Track 2. In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC, known as a Track 2 request. This request seeks review and recovery of $1.5 billion of wildfire mitigation plan costs incurred from 2019 through 2022 that were in addition to amounts authorized in the 2019 GRC. SDG&E expects to receive a proposed reasonableness review decision for its Track 2 request in the first half of 2025.
Revenues associated with the Track 2 request amounts described above have been recorded in a regulatory account. In February 2024, the CPUC approved an interim cost recovery mechanism that would permit SDG&E to recover in rates $194 million and $96 million of this regulatory account balance in 2024 and 2025, respectively. Such recovery of SDG&E’s wildfire mitigation plan regulatory account balance will be subject to refund, contingent on the reasonableness review decision for its Track 2 request.

2024 GRC Track 3. SDG&E expects to submit in the first half of 2025 an additional request to the CPUC in its 2024 GRC, known as a Track 3 request, for review and recovery of its 2023 wildfire mitigation plan costs.
FERC Rate Matters
In June 2024, SDG&E exercised its right to terminate the TO5 settlement. Accordingly, in October 2024, SDG&E submitted its TO6 filing to the FERC to be effective January 1, 2025, subject to refund. SDG&E’s TO6 filing proposes, among other items, an increase to SDG&E’s currently authorized base ROE from 10.10% to 11.75% and continuation of the California ISO adder. SDG&E expects further proceedings on this matter. We further discuss SDG&E’s TO6 filing in Note 4 of the Notes to Condensed Consolidated Financial Statements.
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
At September 30, 2024, $21 million is accrued in Other Current Liabilities and $1 million is accrued in Deferred Credits and Other on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. These accruals do not include any amounts in excess of what has been reasonably estimated to resolve certain matters that we describe in “Legal Proceedings – SoCalGas – Aliso Canyon Natural Gas Storage Facility Gas Leak” in Note 11 of the Notes to Condensed Consolidated Financial Statements, nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs. We are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Natural Gas Storage Operations and Reliability
Natural gas withdrawn from storage is important to help maintain service reliability during peak demand periods, including consumer heating needs in the winter and peak electric generation needs in the summer. The Aliso Canyon natural gas storage facility is the largest SoCalGas storage facility and an important component of SoCalGas’ delivery system. In February 2017, the CPUC opened proceeding SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, including analyzing alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated. We expect a final decision by the end of this year.
At September 30, 2024, the Aliso Canyon natural gas storage facility had a net book value of $1.0 billion. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we may record an impairment of the facility, which could be material, and natural gas reliability and electric generation could be jeopardized.
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
Labor Relations
Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council. The collective bargaining agreement for these employees covering wages, hours, working conditions, and medical and other benefit plans was due to expire on September 30, 2024, but was extended by mutual agreement to allow time for further negotiation of new terms and a subsequent ratification vote. SoCalGas and representatives of the unions reached a tentative agreement for a new collective bargaining agreement on October 3, 2024, but the ratification vote did not pass. The terms and conditions of the existing agreement are currently scheduled to expire on November 8, 2024.

Negotiations for the new collective bargaining agreement and extension of the existing collective bargaining agreement are presently ongoing. If we are unable to extend the existing agreement, there could be labor disruptions following the expiration of that agreement, though we do not anticipate that such labor disruptions would have a material impact on service.
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
Rates and Cost Recovery
The PUCT issued a final order in Oncor’s most recent comprehensive base rate proceeding in April 2023, and rates implementing that order went into effect on May 1, 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by Oncor and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. In September 2023, Oncor filed an appeal in Travis County District Court seeking judicial review of certain rate base disallowances and related expense effects of those disallowances in the PUCT’s order on rehearing. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, Oncor appealed the court’s dismissal, which is currently with the Fifteenth Court of Appeals in Texas.
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
Sempra, KKR Pinnacle and ADIA directly or indirectly own a 70%, 20%, and 10% interest, respectively, in SI Partners, and KKR Denali, an affiliate of ConocoPhillips and TotalEnergies SE each own a 60%, 30% and 16.6% interest, respectively, in three separate SI Partners subsidiaries. In the nine months ended September 30, 2024 and 2023, Sempra Infrastructure distributed $235 million and $289 million, respectively, to its NCI owners, and NCI owners contributed $1,121 million and $1,236 million, respectively, to Sempra Infrastructure.
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
After completion of certain value engineering work in the first quarter of 2024, Cameron LNG JV is conducting additional value engineering work to improve the overall value of the project and evaluate other potential EPC contractors. We expect this work will continue through the end of 2024 as we continue to evaluate the timeframe to make a final investment decision, which we no longer expect to occur in the first half of 2025 and which remains subject to satisfactory conclusion on the EPC process as well as negotiation and finalization of definitive offtake agreements and completion of all related financing and permitting activities necessary to align our authorizations with the proposed schedule for the project.
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
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025 for an aggregate principal amount of up to $1.3 billion, of which $1.0 billion was outstanding at September 30, 2024. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
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
As we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements, SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of September 30, 2024, an aggregate amount of $2.7 billion has been paid by SI Partners’ indirect subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
In March 2023, Port Arthur LNG entered into a seven-year term loan facility agreement with a syndicate of lenders for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility agreement for up to $200 million. The facilities mature in March 2030. Proceeds from the loans will be used to finance the cost of construction of the PA LNG Phase 1 project. At September 30, 2024, $420 million of borrowings were outstanding under the term loan facility agreement.
PA LNG Phase 2 Project. Sempra Infrastructure is developing a second phase of the Port Arthur natural gas liquefaction project that we expect will be a similar size to the PA LNG Phase 1 project. We are progressing the development of the proposed PA LNG Phase 2 project, while continuing to evaluate overall opportunities to develop the entirety of the Port Arthur site.
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
In July 2024, Sempra Infrastructure entered into an $8.2 billion EPC contract with Bechtel for the proposed PA LNG Phase 2 project. The EPC contract contemplates the construction of two liquefaction trains capable of producing approximately 13 Mtpa, an additional LNG storage tank and marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. We have no obligation to move forward on the EPC contract, and we may release Bechtel to perform portions of the work pursuant to limited notices to proceed. The price is subject to change if certain limited notices to proceed and the full notice to proceed are not issued, each by specified dates. We expect to work with Bechtel with respect to such changes based on the ultimate timeline for the project and plan to fully release Bechtel to perform all the work to construct the PA LNG Phase 2 project only after we reach a final investment decision with respect to the project and after certain other conditions are met, including obtaining permits, executing definitive agreements for LNG offtake and equity investments, and securing project financing.

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
The Guaymas-El Oro segment of the Sonora pipeline currently constitutes a Sole Risk Project under the terms of the SI Partners limited partnership agreement. Sole Risk Projects are separated from other SI Partners projects and are conducted at Sempra’s sole cost, expense and liability and we receive, through the acquisition of Sole Risk Interests, any economic and other benefits from such projects. At September 30, 2024, Sempra Infrastructure had $404 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.

Refined Products Terminals. Sempra Infrastructure owns and operates a terminal for the receipt, storage, and delivery of refined products in Topolobampo, which commenced commercial operations in June 2024.
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
▪Amendments to Mexico’s Electricity Industry Law
Sempra Infrastructure and other parties affected by these amendments to Mexican law have challenged them by filing amparo and other claims, some of which remain pending. In particular, Sempra Infrastructure filed one lawsuit concerning the provision of Mexico’s Electricity Industry Law permitting revocation of self-supply permits deemed improperly obtained that was dismissed by the court. Consequently, the CRE may be required to seek to revoke such self-supply permits, under a legal standard that is ambiguous and not well defined under the law. An unfavorable decision on one or more of these amparo or other challenges, the impact of the amendments that have become effective (due to unsuccessful amparo challenges or otherwise), or the possibility of future reforms to the energy industry through additional amendments to Mexican laws, regulations or rules (including through amendments to the constitution) may impact our ability to operate our facilities at existing levels or at all, may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, may result in decreased revenues and cash flows, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Subsequent to the federal elections in Mexico, the Mexican government has begun to introduce significant changes to the Constitution, which will require changes in laws, policies, and regulations in order to be implemented. These changes have included constitutional reforms to the judiciary and to the treatment of certain state-owned enterprises. The changes to the judiciary include a requirement that all judges be elected rather than appointed. These reforms and any further constitutional, legal or regulatory changes could affect the Mexican economy, energy sector and our businesses, the extent of which we currently are unable to predict.

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of the Registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2024	$3,542	$1,443	$1,370
2023	5,129	1,484	1,264
Change	$(1,587)	$(41)	$106

Change in net margin posted, current and noncurrent	$(1,000)	$77
Change in fixed-price contracts and other derivatives, current and noncurrent	(361)	(105)	$(256)
(Lower) higher net income, adjusted for noncash items included in earnings	(314)	167	(295)
Change in income taxes receivable/payable, net	(279)	(58)
Change in GHG allowances, current and noncurrent	(227)	(41)	(165)
Change in accounts receivable	(106)	281	(195)
Change in qualified pension liability	67		49
Change in legal reserve, current and noncurrent	83		83
Change in GHG obligations, current and noncurrent	95		66
Change in accounts payable	145	(39)	77
Change in regulatory accounts, current and noncurrent	369	(322)	688
Change in inventories			95
Other	(59)	(1)	(41)
	$(1,587)	$(41)	$106

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2024	$(6,296)	$(1,793)	$(1,491)
2023	(6,304)	(1,838)	(1,451)
Change	$8	$45	$(40)

Decrease (increase) in capital expenditures	$309	$55	$(40)
Higher contributions to Oncor Holdings	(308)
Other	7	(10)
	$8	$45	$(40)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2024	$3,066	$315	$121
2023	2,198	593	192
Change	$868	$(278)	$(71)

Lower payments for short-term debt with maturities greater than 90 days	$3,749		$800
Higher (lower) issuances of long-term debt	489	$(795)	97
Settlement of cross-currency swaps in 2023	99
Higher contributions from NCI	85
Lower distributions to NCI	54
Higher advances from unconsolidated affiliates	54
Lower (higher) payments on long-term debt and finance leases	53	47	(202)
(Lower) higher issuances of short-term debt with maturities greater than 90 days	(963)		500
Proceeds from sales of NCI in 2023, net	(1,238)
Change in borrowings and repayments of short-term debt, net	(1,558)	589	(1,266)
Higher common dividends paid		(125)
Other	44	6
	$868	$(278)	$(71)

Capital Expenditures and Investments

CAPITAL EXPENDITURES AND INVESTMENTS
(Dollars in millions)
	Nine months ended September 30,
	2024	2023
Sempra California(1)	$3,329	$3,344
Sempra Texas Utilities	578	270
Sempra Infrastructure	2,443	2,736
Parent and other	3	5
Total	$6,353	$6,355
(1)    Includes expenditures for PP&E of $1,838 and $1,893 at SDG&E and $1,491 and $1,451 at SoCalGas for 2024 and 2023, respectively.

ERCOT has been experiencing, and expects to continue to experience, growth in power demand. Additionally, pursuant to recently enacted Texas House Bill 2555 and related rules promulgated by the PUCT, Oncor filed for PUCT review and approval a system resiliency plan to help enhance the resiliency of its transmission and distribution system. Oncor anticipates its 2025 through 2029 five-year capital expenditures plan may increase by 40% to 50% compared to its previously announced 2024 through 2028 plan.
An increase in Oncor’s 2025 through 2029 five-year capital expenditures plan would likely result in an increase to Sempra’s capital expenditures and investments in its 2025 through 2029 five-year plan. The amounts and timing of capital expenditures and certain investments may vary substantially from our estimates and are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT, the cost and availability of financing, changes in tax law and business opportunities providing desirable rates of return, among various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors” in the Annual Report. We intend to finance our capital expenditures and investments in a manner that will maintain our investment-grade credit ratings and capital structure, but there is no guarantee that we will be able to do so.

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
COMMODITY PRICE RISK
Sempra Infrastructure is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first nine months of 2024, a hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $15 million at September 30, 2024 compared to $14 million at December 31, 2023.

The one-day value at risk for SDG&E’s and SoCalGas’ commodity positions were $2 million and $3 million, respectively, at September 30, 2024 compared to $2 million and $4 million, respectively, at December 31, 2023.
INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	September 30, 2024			December 31, 2023
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$884	$384	$500	$947	$—	$947
Other	1,305	—	—	1,397	—	—
Long-term:
Sempra California fixed-rate	$16,309	$8,950	$7,359	$15,109	$8,350	$6,759
Sempra California variable-rate	—	—	—	400	400	—
Other fixed-rate	13,881	—	—	11,317	—	—
Other variable-rate	1,034	—	—	890	—	—
(1)    After the effects of interest rate swaps. Before reductions for unamortized discount and debt issuance costs and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings attributable to common shares (but disregarding capitalized interest and impacts on equity earnings from debt at our equity method investees) that would result from a hypothetical change in market interest rates. Earnings attributable to common shares are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at September 30, 2024 increased or decreased by 10%, the change in earnings attributable to common shares over the 12-month period ending September 30, 2025 would be approximately $8 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at September 30, 2024, after considering the effects of interest rate swaps, the change in earnings attributable to common shares over the 12-month period ending September 30, 2025 would be approximately $3 million.
FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURE
We discuss our foreign currency exchange rate risk and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At September 30, 2024, there were no significant changes to our exposure to foreign currency exchange rate risk since December 31, 2023.
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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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

ITEM 1A. RISK FACTORS
When evaluating our company and its consolidated entities and any investment in our or their securities, you should carefully consider the risk factors and all other information contained in this report and the other documents we file with the SEC (including those filed subsequent to this report), including the factors discussed in “Part I – Item 2. MD&A” in this report and “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A” in the Annual Report. This section supplements the risk factors described in our Annual Report by adding the below risk factor under the heading “Risks Related to Sempra – Financial and Capital Stock-Related Risks” in “Part I – Item 1A. Risk Factors.” Any of the risks and other information discussed in this report or any of the risk factors discussed in “Part I – Item 1A. Risk Factors” or “Part II – Item 7. MD&A” in the Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently consider immaterial, could materially adversely affect our results of operations, financial condition, cash flows, prospects and/or the trading prices of our securities or those of our consolidated entities.
Settlement provisions contained in the forward sale agreements we may enter into in connection with our ATM program subject us to certain risks.
In November 2024, Sempra established an ATM program, which we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements and in part (a) of “Part II - Item 5. Other Information” below. We are permitted to sell shares of our common stock in the ATM program pursuant to forward sale agreements, which grant each counterparty (each a forward purchaser) the right to accelerate its forward sale agreement (or, in certain cases, the portion thereof that the forward purchaser determines is affected by the relevant event) and require us to physically settle the forward sale agreement on a date specified by the forward purchaser if, subject to a prior notice requirement:
▪the forward purchaser determines in its commercially reasonable judgment that it is unable to hedge in a commercially reasonable manner its exposure to the applicable forward sale agreement because insufficient shares of our common stock are made available for borrowing by securities lenders or that, with respect to borrowing such number of shares of our common stock, it would incur a rate that is greater than the borrow cost specified in the forward sale agreement;
▪we declare any dividend, issue or distribution to existing holders of shares of our common stock that constitutes an extraordinary dividend under the forward sale agreement or is payable in (i) cash in excess of specified amounts (unless it is an extraordinary dividend), (ii) securities of another company that we acquire or own (directly or indirectly) as a result of a spin-off or similar transaction or (iii) any other type of securities (other than our common stock), rights, warrants or other assets for payment at less than the prevailing market price;
▪an event (i) is announced that, if consummated, would result in an extraordinary event (including certain mergers and tender offers, our nationalization, our insolvency and the delisting of the shares of our common stock) or (ii) occurs that would constitute a hedging disruption or change in law;
▪an ownership event (as such term is defined in the forward sale agreement) occurs; or
▪certain other events of default, termination events or other specified events occur, including, among other things, a change in law.
A forward purchaser’s decision to exercise its right to accelerate all or a portion of the settlement of its forward sale agreement and to require us to physically settle the relevant shares will be made irrespective of our interests, including our need for capital. In such cases, we could be required to issue and deliver shares of our common stock under the terms of the physical settlement, which would result in dilution to our EPS and may adversely affect the market price of our common stock, Series C preferred stock and any other series of preferred stock we may issue in the future.
The forward price that we expect to receive upon physical settlement of a forward sale agreement will be subject to adjustment on a daily basis based on a floating interest rate factor. If the specified daily rate is less than the applicable spread on any day, this will result in a daily reduction of the forward price. In addition, the forward price will be subject to decrease on certain dates specified in the relevant forward sale agreement by the amount per share of quarterly dividends we expect to declare on our common stock during the term of such forward sale agreement.
We will generally have the right, in lieu of physical settlement of any forward sale agreement, to elect cash or net share settlement in respect of any or all of the shares of our common stock subject to such forward sale agreement. If we elect to cash or net share settle all or any part of any forward sale agreement, we would expect to issue a substantially lower number of shares than if we settled by physical delivery, but would not receive the cash for the shares that would have otherwise been issued if we settled the entire forward sale agreement by physical delivery and, as a result, would not derive the same credit metrics benefits.
If the price of our common stock at which these purchases are made by such forward purchaser (or its affiliate) exceeds the applicable forward price, we will pay such forward purchaser an amount in cash equal to such difference (if we elect to cash settle) or we will deliver to such forward purchaser a number of shares of our common stock having a market value equal to such difference (if we elect to net share settle). Any such difference could be significant and could require us to pay a significant amount of cash or deliver a significant number of shares of our common stock to such forward purchaser.
The purchase of shares of our common stock by a forward purchaser or its affiliate to unwind the forward purchaser’s hedge position could cause the price of our common stock to increase above the price that would have prevailed in the absence of those purchases (or prevent a decrease in such price), thereby increasing the amount of cash (in the case of cash settlement) or the number of shares (in the case of net share settlement) that we would owe such forward purchaser upon settlement of the applicable forward sale agreement or decreasing the amount of cash (in the case of cash settlement) or the number of shares (in the case of net share settlement) that such forward purchaser would owe us upon settlement of the applicable forward sale agreement.

ITEM 5. OTHER INFORMATION
(a)On November 6, 2024, we entered into the sales agreement with Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC (each an agent) and the forward purchasers (as defined below), providing for the offer and sale of shares of Sempra common stock having an aggregate gross sales price of up to $3.0 billion through the agents, as our sales agents or, if applicable, as forward sellers, or directly to the agents as principals.
The shares may be offered and sold in amounts and at times to be determined by us from time to time. Actual sales, if any, will depend on a variety of factors to be determined by us and the agents from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs and determinations by us of the appropriate sources of our funding.
Sales of the shares, if any, pursuant to the sales agreement will be made in negotiated transactions, including block trades, or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, by means of ordinary brokers’ transactions at market prices prevailing at the time of sale, including sales made directly on the NYSE, sales made to or through a market maker and sales made through other securities exchanges or electronic communications networks or by any other method permitted by applicable law as otherwise agreed between the applicable agent and us.
The sales agreement contemplates that, in addition to the issuance and sale by us of shares of our common stock to or through the agents, we may enter into separate forward sale agreements with Barclays Bank PLC, Bank of America, N.A., Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, or one of their respective affiliates (the forward purchasers). If we enter into a forward sale agreement with any forward purchaser, we expect that such forward purchaser (or its affiliate) will attempt to borrow from third parties and sell, through the relevant agent, acting as sales agent for such forward purchaser, shares of our common stock to hedge such forward purchaser’s exposure under such forward sale agreement. We will not receive any proceeds from any sale of shares borrowed by a forward purchaser (or its affiliate) and sold through a forward seller.
A copy of the opinion of Latham & Watkins LLP relating to the validity of the securities to be issued pursuant to the sales agreement is filed hereto as Exhibit 5.1.
We currently expect to fully physically settle each forward sale agreement, if any, on one or more dates specified by us on or prior to the maturity date of such forward sale agreement. However, we will generally have the right, subject to certain exceptions, to elect to cash settle or net share settle all or any portion of our obligations under any such forward sale agreement. If we elect or are deemed to have elected to physically settle any forward sale agreement by delivering shares of our common stock, we will receive an amount of cash from the relevant forward purchaser equal to the product of (1) the initial forward price per share under such forward sale agreement and (2) the number of shares as to which we have elected or are deemed to have elected physical settlement, subject to the price adjustment and other provisions of such forward sale agreement.
The agents are not required to sell any specific number or dollar amount of shares but have agreed to use their commercially reasonable efforts, consistent with their normal trading and sales practices and applicable law and regulations, as our sales agents or as forward sellers, and subject to the terms of the sales agreement and, in the case of shares offered through such agents as forward sellers, the relevant forward sale agreement, to sell shares of our common stock on mutually agreed terms between the agent and us.
The sales agreement provides that an agent will be entitled to a commission that will not exceed 1.0% of the gross sales price of all shares sold through it as agent pursuant to the sales agreement. We may also sell shares to one or more agents as principal, at a price per share to be agreed upon at the time of sale. If we sell shares to one or more of the agents as principal, we will enter into a separate agreement with such agent or agents setting forth the terms of such transaction. In connection with any forward sale agreement under the sales agreement, the applicable agent, as forward seller, will receive a commission, in the form of a reduction to the initial forward price under the related forward sale agreement, at a mutually agreed rate that will not exceed (subject to certain exceptions) 1.0% of the volume-weighted average of the gross sales price per share of all of the borrowed shares of our common stock sold through such agent, as forward seller, during the applicable forward selling period for such shares.
We intend to use a substantial portion of the net proceeds we receive from the issuance and sale by us of any shares of our common stock to or through the agents and any net proceeds we receive pursuant to the settlement of any forward sale agreements with the relevant forward purchasers for working capital and other general corporate purposes, including to partly finance anticipated increases to our long-term capital plan and to repay outstanding commercial paper and potentially other indebtedness.
The foregoing description of the sales agreement and any forward sale agreement does not purport to be complete and is qualified in its entirety by reference to the sales agreement and the form of forward sale agreement, which are filed hereto as Exhibit 10.1.
This Quarterly Report on Form 10-Q does not constitute an offer to sell the shares of our common stock subject to the sales agreement or a solicitation of an offer to buy any such shares, nor shall there be any sale of such shares in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.
(b)None.
(c)During the most recent fiscal quarter, (i) each of the individuals listed below, who were at the time Sempra directors or officers, adopted a Rule 10b5-1 trading arrangement with respect to the securities of Sempra, with the material terms described below; (ii) no Sempra directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement with respect to the securities of Sempra; and (iii) no SDG&E or SoCalGas directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement with respect to the securities of each such Registrant. As used herein, directors and officers are as defined in Rule 16a-1(f) under the Exchange Act, a Rule 10b5-1 trading arrangement is as defined in Item 408(a) of SEC Regulation S-K, and a non-Rule 10b5-1 trading arrangement is as defined in Item 408(c) of SEC Regulation S-K. The Rule 10b5-1 trading arrangement listed below is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

RULE 10B5-1 TRADING ARRANGEMENT
(Three months ended September 30, 2024)
Name and title of the director or officer	Date on which the director or officer adopted or terminated the trading arrangement	Duration of the trading arrangement	Aggregate number of securities to be purchased or sold pursuant to the trading arrangement
Sempra:
Justin C. Bird, Executive Vice President	September 18, 2024	From April 1, 2025 until all shares are sold or the trading arrangement is otherwise terminated
▪35% of the shares of Sempra common stock subject to 4,579 performance-based RSUs vesting in January and February of 2025(1)
▪35% of the shares of Sempra common stock subject to 4,756 performance-based RSUs vesting in January and February of 2026(1)
in each case, less shares to which Mr. Bird would otherwise be entitled that are withheld to satisfy minimum statutory tax withholding requirements

Jeffrey W. Martin, Chairman, Chief Executive Officer and President	August 12, 2024	From January 30, 2025 until all shares are sold or the trading arrangement is otherwise terminated
All shares of Sempra common stock subject to 104,540 performance-based RSUs vesting in January and February of 2025(1), less shares to which Mr. Martin would otherwise be entitled that are withheld to satisfy minimum statutory tax withholding requirements

(1)    Shares subject to the performance-based RSUs scheduled to vest in January and February of 2025 and 2026 generally will vest, in whole or in part, or be forfeited in early 2025 or early 2026, as applicable, based on our total shareholder return for the three-year performance period ending on January 2, 2025 and January 2, 2026, as applicable, and EPS growth (as adjusted for long-term incentive plan purposes) for the three-year performance period ending on December 31, 2024 and December 31, 2025, as applicable. The number of shares that will vest may range from 0% to 200% of the target number of shares (plus dividend equivalents) and cannot be ascertained until the performance period has ended and the Compensation and Talent Development Committee of Sempra’s board of directors has certified the results.

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
Sempra
4.1	Officers’ Certificate of Sempra, dated as of September 9, 2024, including the form of 6.400% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2054.		8-K	4.1	09/09/24

Sempra / Southern California Gas Company
4.2	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of August 14, 2024.		8-K	4.1	08/14/24

EXHIBIT 5 -- OPINION RE LEGALITY
Sempra
5.1	Opinion of Latham & Watkins, LLP	X

EXHIBIT INDEX (CONTINUED)
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra
10.1
ATM Equity Offering Sales Agreement, dated November 6, 2024, among Sempra and Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as sales agents and forward sellers, and Barclays Bank PLC, Bank of America, N.A., Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers.
X

Management Contract or Compensatory Plan, Contract or Arrangement
Sempra
10.2	Form of Sempra 2019 Long-Term Incentive Plan 2024 Time-Based Restricted Stock Unit Award - Four Year Award Vest.	X

EXHIBIT 23 -- CONSENTS OF EXPERTS AND COUNSELS
Sempra

23.1	Consent of Latham & Watkins, LLP (included in Exhibit 5.1 hereto)	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra
31.1	Certification of Sempra’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra
32.1	Certification of Sempra’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA, (Registrant)

Date: November 6, 2024	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 6, 2024	By: /s/ Valerie A. Bille
Valerie A. Bille
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 6, 2024	By: /s/ Sara P. Mijares
Sara P. Mijares
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)