Form 10-K
period 2024-12-31
SEMPRA; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2025-02-25
CIK 1032208, 86521, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Nos.
1-14201	SEMPRA	California	33-0732627
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705
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
Title of Each Class
SEMPRA:
None

SAN DIEGO GAS & ELECTRIC COMPANY:
None

SOUTHERN CALIFORNIA GAS COMPANY:
6% Preferred Stock, $25 par value

6% Preferred Stock, Series A, $25 par value

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

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

2024 Form 10-K | 2

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of June 28, 2024, the last business day of each Registrant’s most recently completed second fiscal quarter:

Sempra	$48.1 billion
San Diego Gas & Electric Company	$0
Southern California Gas Company	$0

Common stock, without par value, outstanding as of February 19, 2025:

Sempra	651,457,249 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra

SAN DIEGO GAS & ELECTRIC COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Sempra proxy statement to be filed for its May 2025 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

Portions of the Southern California Gas Company information statement to be filed for its June 2025 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

2024 Form 10-K | 3

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
2024 Form 10-K | 4

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
amparo	an extraordinary constitutional appeal governed by Articles 103 and 107 of the Mexican Constitution and filed in Mexican federal court
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Industrial Safety and Environmental Protection)
ASR	accelerated share repurchase
ASU	Accounting Standards Update
ATM	at-the-market equity offering program pursuant to the Sales Agreement
Bcf	billion cubic feet
Bechtel	Bechtel Energy Inc.
bps	basis points
California ISO adder	an additional 0.50% ROE for participation in the California ISO
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CARB	California Air Resources Board
CCA	Community Choice Aggregation
CCM	cost of capital adjustment mechanism
CEC	California Energy Commission
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
CNBV	Comisión Nacional Bancaria y de Valores (Mexico’s National Banking and Securities Commission)
CODM	chief operating decision maker as defined in ASC 280
ConocoPhillips	ConocoPhillips Company
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DA	Direct Access
DER	distributed energy resources
DOE	U.S. Department of Energy
DOT	U.S. Department of Transportation
DWR	California Department of Water Resources
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EPA	U.S. Environmental Protection Agency
EPC	engineering, procurement and construction
EPS	earnings (losses) per common share
ERCOT	Electric Reliability Council of Texas, Inc., the ISO and the regional coordinator of various electricity systems within Texas
ESJ	Energía Sierra Juárez, S. de R.L. de C.V.
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
2024 Form 10-K | 5

GLOSSARY

FD	final decision
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HOA	Heads of Agreement
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IEnova Pipelines	IEnova Pipelines, S. de R.L. de C.V.
IMG	Infraestructura Marina del Golfo
INEOS	INEOS Energy Trading Limited, a subsidiary of INEOS Limited
IOU	investor-owned utility
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
ISFSI	independent spent fuel storage installation
ISO	Independent System Operator
ITC	investment tax credit
JV	joint venture
KKR Denali	KKR Denali Holdco LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
KKR Pinnacle	KKR Pinnacle Investor L.P., an affiliate of Kohlberg Kravis Roberts & Co. L.P.
kV	kilovolt
kW	kilowatt
kWh	kilowatt hour
LA Fires	the wildfires in Los Angeles County, California, including the Palisades, Eaton and other fires, that burned in January and February of 2025
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LNG	liquefied natural gas
LPG	liquid petroleum gas
LTIP	long-term incentive plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mexican Stock Exchange	Bolsa Mexicana de Valores, S.A.B. de C.V., or BMV
MMBtu	million British thermal units (of natural gas)
MMcf	million cubic feet
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NAV	net asset value
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NOL	net operating loss
NRC	Nuclear Regulatory Commission
NYSE	New York Stock Exchange
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OEIS	Office of Energy Infrastructure Safety
OII	Order Instituting Investigation
Oncor	Oncor Electric Delivery Company LLC
2024 Form 10-K | 6

GLOSSARY

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
ORLEN	Polski Koncern Naftowy Orlen S.A.
Other Sempra	All Sempra consolidated entities, except for SDG&E and SoCalGas
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PBOP	postretirement benefits other than pension
PEMEX	Petróleos Mexicanos (Mexican state-owned oil company)
PG&E	Pacific Gas and Electric Company
PHMSA	Pipeline and Hazardous Materials Safety Administration
Port Arthur LNG	Port Arthur LNG, LLC, a subsidiary of SI Partners that owns the PA LNG Phase 1 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PRP	Potentially Responsible Party
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
Rating Agencies	Moody’s, S&P and Fitch, collectively
REC	renewable energy certificate
Registrants	has the meaning set forth in Rule 12b-2 under the Exchange Act and consists of Sempra, SDG&E and SoCalGas for purposes of this report
ROE	return on equity
ROU	right-of-use
RPS Program	Renewables Portfolio Standard program
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
Sales Agreement	ATM Equity Offering Sales Agreement, dated November 6, 2024, among Sempra and Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC (each a sales agent or forward seller) and Barclays Bank PLC, Bank of America, N.A., Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, or one of their respective affiliates (each a forward purchaser)
SB	California Senate Bill
scope 1 emissions	a company’s direct emissions from operations that it owns or controls
scope 2 emissions	a company's indirect emissions such as purchased electricity for its own use at its facilities
scope 3 emissions	a company’s indirect emissions that are not included in scope 2 and that occur in the company’s value chain, including both upstream and downstream emissions
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
SEFE	SEFE Marketing & Trading México S. de R.L. de C.V.
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	6% mandatory convertible preferred stock, series A
series B preferred stock	6.75% mandatory convertible preferred stock, series B
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
Sharyland Holdings	Sharyland Holdings, L.P.
Sharyland Utilities	Sharyland Utilities, L.L.C.
Shell	Shell México Gas Natural, S. de R.L. de C.V.
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate
SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement
SST Committee	Safety, Sustainability and Technology Committee of the Sempra board of directors
2024 Form 10-K | 7

GLOSSARY

Support Agreement	support agreement, dated July 28, 2020 and amended in June 2021 and January 2025, between Sempra and Sumitomo Mitsui Banking Corporation
TAG Norte	TAG Norte Holding, S. de R.L. de C.V.
TAG Pipelines	TAG Pipelines Norte, S. de R.L. de C.V.
Tangguh PSC	Tangguh PSC Contractors
TCEQ	Texas Commission on Environmental Quality
TdM	Termoeléctrica de Mexicali
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TO5 adder refund provision	the provision in the TO5 settlement providing that SDG&E will refund the California ISO adder as of June 1, 2019 if the FERC issues an order ruling that California IOUs are no longer eligible for the California ISO adder
TO6	Electric Transmission Owner Formula Rate, new application
TTI	Texas Transmission Investment LLC, an entity indirectly owned by OMERS Administration Corporation (acting through its infrastructure investment entity, OMERS Infrastructure Management Inc.) and GIC Private Limited
U.S. GAAP	generally accepted accounting principles in the United States of America
VaR	value at risk
VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111
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
2024 Form 10-K | 8

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
Forward-looking statements can be identified by words such as “believe,” “expect,” “intend,” “anticipate,” “contemplate,” “plan,” “estimate,” “project,” “forecast,” “envision,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “construct,” “develop,” “opportunity,” “preliminary,” “initiative,” “target,” “outlook,” “optimistic,” “poised,” “positioned,” “maintain,” “continue,” “progress,” “advance,” “goal,” “aim,” “commit,” or similar expressions, or when we discuss our guidance, priorities, strategies, goals, vision, mission, projections, intentions or expectations.
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:
▪California wildfires, including potential liability for damages regardless of fault and any inability to recover all or a substantial portion of costs from insurance, the Wildfire Fund, rates from customers or a combination thereof
▪decisions, denials of cost recovery, audits, investigations, inquiries, ordered studies, regulations, denials or revocations of permits, consents, approvals or other authorizations, renewals of franchises, and other actions, including the failure to honor contracts and commitments, by the (i) CPUC, CRE, DOE, FERC, IRS, PUCT and other regulatory bodies and (ii) U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries where we do business
▪the success of business development efforts, construction projects, acquisitions, divestitures, and other significant transactions, including risks related to (i) being able to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) realizing anticipated benefits from any of these efforts if completed, (iv) obtaining third-party consents and approvals and (v) third parties honoring their contracts and commitments
▪changes to our capital expenditure plans and their potential impact on rate base or other growth
▪litigation, arbitration, property disputes and other proceedings, and changes (i) to laws and regulations, including those related to tax and the energy industry in Mexico, (ii) due to the results of elections, and (iii) in trade and other foreign policy, including the imposition of tariffs by the U.S. and foreign countries
▪cybersecurity threats, including by state and state-sponsored actors, of ransomware or other attacks on our systems or the systems of third parties with which we conduct business, including the energy grid or other energy infrastructure
▪the availability, uses, sufficiency, and cost of capital resources and our ability to borrow money or otherwise raise capital on favorable terms and meet our obligations, which can be affected by, among other things, (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook, (ii) instability in the capital markets, and (iii) fluctuating interest rates and inflation
▪the impact on affordability of SDG&E’s and SoCalGas’ customer rates and their cost of capital and on SDG&E’s, SoCalGas’ and Sempra Infrastructure’s ability to pass through higher costs to customers due to (i) volatility in inflation, interest rates and commodity prices, (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of meeting the demand for lower carbon and reliable energy in California, and (iii) with respect to Sempra Infrastructure’s business, volatility in foreign currency exchange rates
▪the impact of climate policies, laws, rules, regulations, trends and required disclosures, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies, the risk of nonrecovery for stranded assets, and uncertainty related to emerging technologies
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events, such as work stoppages, that disrupt our operations, damage our facilities or systems, cause the release of harmful materials or fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms or insurance or may impact our ability to obtain satisfactory levels of affordable insurance

2024 Form 10-K | 9

▪the availability of electric power, natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid or pipeline and storage systems or limitations on the injection and withdrawal of natural gas from storage facilities
▪Oncor’s ability to reduce or eliminate its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪other uncertainties, some of which are difficult to predict and beyond our control
We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein and in other reports we file with the SEC.
2024 Form 10-K | 10

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
Risks Related to Sempra
▪Sempra’s ability to pay dividends and meet its obligations largely depends on the performance of its subsidiaries and entities accounted for as equity method investments
▪Successfully completing our five-year capital expenditures plan is subject to certain risks
▪The economic interest, voting rights and market value of our outstanding common and preferred stock may be adversely affected by any additional equity securities we may issue
Risks Related to All Sempra Businesses
▪Our businesses are subject to risks arising from their infrastructure and systems that support this infrastructure
▪We face risks related to severe weather, natural disasters, physical attacks and other similar events
▪We face evolving cybersecurity and technology resiliency risks associated with the energy grid, pipelines, storage and other infrastructure as well as the collection of personal, sensitive and confidential information
▪Our debt service obligations expose us to risks and could require additional equity securities issuances by Sempra or sales of equity interests in subsidiaries or projects under development
▪The availability and cost of debt or equity financing could be negatively affected by market and economic conditions and other factors
▪Credit rating agencies may downgrade our credit ratings or place them on negative outlook
▪We face risks related to failures and delays in obtaining and maintaining permits, licenses, franchises and other approvals required by our businesses
▪We face risks related to environmental and climate change regulation and the costs of the energy transition
▪We are subject to complex tax and accounting requirements that expose us to risks
Risks Related to Sempra California
▪Wildfires in California pose risks to Sempra, SDG&E and SoCalGas
▪The electricity industry is undergoing significant change, including increased deployment of renewable energy sources and energy storage, technological advancements, evolving procurement service standards, and political and regulatory developments
▪Natural gas continues to be the subject of political and public debate, including a desire by some to reduce or eliminate reliance on natural gas as an energy source
▪SDG&E and SoCalGas are subject to extensive regulation
Risks Related to Sempra Texas Utilities
▪Certain ring-fencing measures, governance mechanisms and commitments limit our ability to influence the management, operations and policies of Oncor
▪Changes in the regulation of Oncor or the regulation or operation of the electric utility industry and/or the ERCOT market could negatively affect Oncor
Risks Related to Sempra Infrastructure
▪Project development activities may not be successful, projects under construction may not be completed on schedule or within budget, and completed projects may not operate at expected levels or generate expected earnings or cash flows
▪We face risks from increased competition
▪We may not be able to secure, maintain, extend or replace long-term supply, sales or capacity agreements
▪Sempra Infrastructure’s business is capital-intensive and relies on various types of financing arrangements, which may not be adequate or available in the future
▪Our international businesses and operations expose us to increased legal, regulatory, tax, economic, geopolitical, credit and management oversight risks and challenges
2024 Form 10-K | 11

PART I.

ITEM 1. BUSINESS
OVERVIEW
We are a California-based holding company with energy infrastructure investments in North America. Our businesses invest in, develop and operate energy infrastructure, and provide electric and gas services to customers.
Sempra was formed in 1998 through a business combination of Enova Corporation and Pacific Enterprises, the holding companies of our regulated public utilities in California: SDG&E, which began operations in 1881, and SoCalGas, which began operations in 1867. We have since expanded our regulated public utility presence into Texas through our 80.25% interest in Oncor and 50% interest in Sharyland Utilities. Sempra Infrastructure’s assets include investments in the U.S. and Mexico with a focus on LNG, energy networks and low carbon solutions.
Business Strategy
Our mission is to be North America’s premier energy infrastructure company. We are primarily focused on transmission and distribution investments, among other areas, that we believe are capable of producing stable cash flows and earnings visibility, with the goals of delivering safe, reliable and increasingly clean forms of energy affordably to customers and increasing shareholder value.
DESCRIPTION OF BUSINESS BY SEGMENT
Sempra’s business activities are organized under the following reportable segments:
▪Sempra California
▪Sempra Texas Utilities
▪Sempra Infrastructure
SDG&E and SoCalGas each has one reportable segment.
2024 Form 10-K | 12

Sempra California
SDG&E
SDG&E is a regulated public utility that provides electric services to a population of, at December 31, 2024, approximately 3.6 million and natural gas services to approximately 3.3 million of that population, covering an approximate 4,100 square mile service territory in Southern California that encompasses San Diego County and an adjacent portion of Orange County.
SDG&E’s assets at December 31, 2024 covered the following territory:

Nevada
Utah
Desert Star
Energy Center
Arizona
California
San
Clemente
Fallbrook
Pala-Gomez Creek
Borrego
(Dark Sky)
Oceanside
Melrose
Escondido
Escondido
Palomar Energy
Center
Existing Electric Generation
Facility
Operating Battery Storage
Battery Storage Under
Construction
Operating Microgrid
Microgrid Under Construction
Natural Gas Pipeline
Distribution Line
Transmission Line
Service Territory
Ramona
Miramar Energy Facility
Miramar
(Top Gun)
Kearny
Santee
La Jolla
Cuyamaca Peak Energy Plant
Clairemont
El Cajon
Westside Canal
Elliot
El Cajon
Paradise
Boulevard
San
Diego
Miguel
Imperial
Beach
Cameron Corners

We describe SDG&E’s electric utility operations below. We describe SDG&E’s natural gas utility operations below in “Sempra California’s Natural Gas Utility Operations.” For a discussion of the risks and uncertainties facing SDG&E’s business, see “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra California.”
Electric Transmission and Distribution System. Service to SDG&E’s customers is supported by its electric transmission and distribution system, which includes substations and overhead and underground lines. These electric facilities are primarily in the San Diego, Imperial and Orange counties of California, and in Arizona and Nevada and consisted of 2,021 miles of transmission lines, 24,149 miles of distribution lines and 159 substations at December 31, 2024. Occasionally, various areas of the service territory require expansion to accommodate customer growth and maintain reliability and safety.
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
2024 Form 10-K | 13

Mexico’s Baja California transmission system is connected to SDG&E’s system via two 230-kV interconnections with combined capacity of up to 600 MW in the north-to-south direction and 800 MW in the south-to-north direction. However, it can be less under certain system conditions.
SDG&E’s system is connected to Edison’s transmission system via five 230-kV transmission lines.
Electric Resources. SDG&E supplies power from its own electric generation facilities and procures power on a long-term basis from other suppliers for resale through CPUC-approved PPAs or purchases on the spot market. SDG&E does not earn any return on commodity sales volumes. SDG&E’s electric resources at December 31, 2024 were as follows:

ELECTRIC RESOURCES(1)

	Contract expiration date	Net operating capacity (MW)	% of total
SDG&E:
Owned generation facilities, natural gas(2)		1,204	24%
PPAs:
Renewable energy:
Wind	2025 to 2042	918	19
Solar	2030 to 2042	1,526	31
Other	2025 and thereafter	155	3
Tolling and other	2025 to 2042	1,113	23
Total		4,916	100%
(1)    Excludes approximately 367 MW of energy storage owned and approximately 632 MW of energy storage contracted.
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
Customers and Demand. SDG&E provides electric services through the generation, transmission and distribution of electricity to the following customer classes:

ELECTRIC CUSTOMER METERS AND VOLUMES

	Customer meter count	Volumes(1) (millions of kWh)
	December 31,	Years ended December 31,
	2024	2024	2023	2022
SDG&E:
Residential	285,881	1,348	2,004	3,940
Commercial	31,313	1,363	1,868	2,850
Industrial	319	441	670	909
Street and highway lighting	1,574	55	77	101
	319,087	3,207	4,619	7,800
CCA and DA	1,213,258	13,484	12,228	9,900
Total	1,532,345	16,691	16,847	17,700
(1)    Includes intercompany sales.
2024 Form 10-K | 14

SDG&E currently provides procurement service for a portion of its customer load. Most customers receive electric procurement service from a load-serving entity other than SDG&E through programs such as CCA and DA. In such cases, SDG&E no longer procures energy for this departed load. Accordingly, SDG&E’s CCA and DA customers receive primarily transportation and distribution services from SDG&E.
CCA is only available if a customer’s local jurisdiction (city or county) offers such a program, and DA is currently limited by a cap based on gigawatt hours. Several jurisdictions in SDG&E’s territory have implemented CCA, including the City of San Diego in 2022. Additional jurisdictions may be considering CCA.
As a result of customers electing CCA and DA services, SDG&E’s historical energy procurement commitments for future deliveries exceed the needs of its remaining bundled customers. To help achieve the goal of ratepayer indifference (as to whether customers’ energy is procured by SDG&E or by CCA or DA), the CPUC revised the Power Charge Indifference Adjustment framework. The framework is intended to more equitably allocate SDG&E’s procurement cost obligations among customers served by SDG&E and customers now served by CCA and DA.
San Diego’s mild climate and SDG&E’s robust energy efficiency programs contribute to lower consumption by our customers. Rooftop solar installations continue to reduce residential and commercial volumes sold by SDG&E. At December 31, 2024, 2023 and 2022, the residential and commercial rooftop solar capacity in SDG&E’s territory totaled 2,318 MW, 2,154 MW and 1,864 MW, respectively.
Electricity demand is dependent on the health and expansion of the Southern California economy, prices of alternative energy products, consumer preference, environmental regulations, legislation, renewable power generation, the effectiveness of energy efficiency programs, demand-side management impact and DER. California’s energy policy supports increased electrification, particularly electrification of vehicles, which could significantly increase sales volumes in the coming years. Other external factors, such as the price of purchased power, the use and further development of renewable energy sources and energy storage, the development of or requirements for new natural gas supply sources, demand for and supply of natural gas and general economic conditions, can also result in significant shifts in the market price of electricity, which may in turn impact demand. Electricity demand is also impacted by seasonal weather patterns (or “seasonality”), tending to increase in the summer months to meet the cooling load and in the winter months to meet the heating load.
Competition. SDG&E faces competition to serve its customer load from distributed and local power generation growth, including DER. In addition, the electric industry is undergoing rapid technological change, and third-party energy storage alternatives and other technologies may increasingly compete with SDG&E’s traditional transmission and distribution infrastructure in delivering electricity to consumers. Certain FERC transmission development projects are open to competition, allowing independent developers to compete with incumbent utilities for the construction and operation of transmission facilities.
2024 Form 10-K | 15

SoCalGas
SoCalGas is a regulated public utility that owns and operates a natural gas distribution, transmission and storage system that delivers natural gas to a population of, at December 31, 2024, approximately 21.1 million, covering an approximate 24,000 square mile service territory that encompasses Southern California and portions of central California (excluding San Diego County, the City of Long Beach and the desert area of San Bernardino County).
SoCalGas’ assets at December 31, 2024 covered the following territory:

Bakersfield
Santa Barbara
Honor Rancho
La Goleta
Aliso Canyon
Los Angeles
Playa Del Rey
Oceanside
Escondido
San Diego
Natural Gas Storage
Distribution Line
Transmission Line
Service Territory

We describe SoCalGas’ natural gas utility operations below in “Sempra California’s Natural Gas Utility Operations.” For a discussion of the risks and uncertainties facing SoCalGas’ business, see “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra California.”
Sempra California’s Natural Gas Utility Operations
Natural Gas Procurement and Transportation. At December 31, 2024, SoCalGas’ natural gas facilities included 3,037 miles of transmission and storage pipelines, 52,567 miles of distribution pipelines, 48,999 miles of service pipelines and nine transmission compressor stations, and SDG&E’s natural gas facilities consisted of 188 miles of transmission pipelines, 9,201 miles of distribution pipelines, 6,794 miles of service pipelines and one compressor station.
SoCalGas’ and SDG&E’s gas transmission pipelines interconnect with four major interstate pipeline systems: El Paso Natural Gas, Transwestern Pipeline, Kern River Pipeline Company, and Mojave Pipeline Company, allowing customers to bring gas supplies into the SoCalGas gas transmission pipeline system from the various out-of-state gas producing basins. Additionally, an interconnection with PG&E’s intrastate gas transmission pipeline system allows gas to flow into SoCalGas’ gas transmission pipeline system. SoCalGas’ gas transmission pipeline system also has an interconnect with a Mexican gas pipeline company at Otay Mesa on the California/Mexico border that allows gas to not only flow south from the gas producing basins in the southwestern U.S., but to also flow north into SoCalGas’ gas transmission pipeline system from supplies in Mexico. There are also several in-state gas interconnections allowing for delivery of California-produced gas, including a number of direct connections from biomethane producers.
2024 Form 10-K | 16

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
Natural Gas Storage. SoCalGas owns four natural gas storage facilities with a combined working gas capacity of 137 Bcf and 126 injection, withdrawal and observation wells that provide natural gas storage service. SoCalGas’ and SDG&E’s core customers, along with certain third-party market participants, are allocated a portion of SoCalGas’ storage capacity. SoCalGas uses the remaining storage capacity for load balancing services for all customers and for storage for noncore customers. Natural gas withdrawn from storage is important to help maintain service reliability during peak demand periods, including consumer heating needs in the winter, as well as peak electric generation needs in the summer. The Aliso Canyon natural gas storage facility has a storage capacity of 86 Bcf and, subject to CPUC limitations, represents 63% of SoCalGas’ working natural gas storage capacity. At December 31, 2024, SoCalGas has been authorized by the CPUC to utilize up to 68.6 Bcf of working gas at the facility.
Customers and Demand. SoCalGas and SDG&E sell, distribute and transport natural gas. SoCalGas purchases and stores natural gas for its core customers in its territory and SDG&E’s territory on a combined portfolio basis. SoCalGas also offers natural gas transportation and storage services for others.

NATURAL GAS CUSTOMER METERS AND VOLUMES

	Customer meter count	Volumes (Bcf)(1)
	December 31,	Years ended December 31,
	2024	2024	2023	2022
SDG&E:
Residential	886,031
Commercial	29,009
Electric generation and transportation	3,312
Natural gas sales		45	48	45
Transportation		38	39	39
Total	918,352	83	87	84
SoCalGas:
Residential	5,940,904
Commercial	248,866
Industrial	23,833
Electric generation and wholesale	38
Natural gas sales		304	321	304
Transportation		522	549	586
Total	6,213,641	826	870	890
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
SoCalGas’ noncore customers consist primarily of electric generation, wholesale, and large commercial and industrial customers. A portion of SoCalGas’ noncore customers are non-end-users, which include wholesale customers consisting primarily of other utilities, including SDG&E, or municipally owned natural gas distribution systems. Noncore customers at SDG&E consist primarily of electric generation and large commercial customers.
2024 Form 10-K | 17

Noncore customers are responsible for procuring their natural gas requirements, as the regulatory framework does not allow SoCalGas and SDG&E to recover the cost of natural gas procured and delivered to noncore customers.
Natural gas demand largely depends on the health and expansion of the Southern California economy, prices of alternative energy products, consumer preference, environmental regulations, legislation, California’s energy policy supporting increased electrification and renewable power generation, and the effectiveness of energy efficiency programs. Other external factors such as weather, the price of, demand for, and supply sources of electricity, the use of and further development of renewable energy sources and energy storage, development of or requirements for new natural gas supply sources, demand for natural gas outside California, storage levels, transport capacity and availability of supply into California and general economic conditions can also result in significant shifts in the market price of natural gas, which may in turn impact demand.
One of the larger drivers of natural gas demand is electric generation. Natural gas-fired electric generation within Southern California (and demand for natural gas supplied to such plants) competes with electric power generated throughout the western U.S. Natural gas transported for electric generating plant customers may be affected by the overall demand for electricity, growth in self-generation from rooftop solar, the addition of more efficient gas technologies, new energy efficiency initiatives, and the degree to which regulatory changes in electric transmission infrastructure investment divert electric generation from SoCalGas’ and SDG&E’s service areas. The demand for natural gas may also fluctuate due to volatility in the demand for electricity due to seasonality, weather conditions and other impacts, and the availability of competing supplies of electricity, such as renewable energy sources. Given the significant level and availability of natural gas-fired generation, we believe natural gas is a dispatchable fuel that can continue to help provide electric reliability in our California service territories.
The natural gas distribution business is subject to seasonality. Demand for natural gas in our service territory typically rises during the winter months to accommodate heating needs and the summer months to support peak electric generation. As is prevalent in the industry, subject to regulatory limitations, SoCalGas typically injects natural gas into storage during the months of April through October and usually withdraws natural gas from storage during the months of November through March.
2024 Form 10-K | 18

Sempra Texas Utilities
Sempra Texas Utilities is comprised of our equity method investments in Oncor Holdings and Sharyland Holdings. Oncor Holdings is a wholly owned entity of Sempra that owns an 80.25% interest in Oncor. TTI owns the remaining 19.75% interest in Oncor. Sempra owns a 50% interest in Sharyland Holdings, which owns a 100% interest in Sharyland Utilities.
Sempra Texas Utilities’ assets at December 31, 2024 covered the following territory:
For a discussion of risks and uncertainties related to our equity method investments in Oncor Holdings and Sharyland Holdings, see “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Texas Utilities.”
Oncor
Oncor is a regulated electricity transmission and distribution utility that operates in the north-central, eastern, western and panhandle regions of Texas. Oncor delivers electricity to end-use consumers through its electrical systems and also provides transmission grid connections to merchant generation facilities and interconnections to other transmission grids in Texas. Oncor’s transmission and distribution assets are located in over 120 counties and more than 400 incorporated municipalities, including the
2024 Form 10-K | 19

cities of Dallas and Fort Worth and surrounding suburbs, as well as Waco, Wichita Falls, Odessa, Midland, Tyler, Temple, Killeen and Round Rock, among others. Most of Oncor’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way pursuant to permits, public utility easements, franchise or other agreements or as otherwise permitted by law.
At December 31, 2024, Oncor had 5,094 employees, including 836 employees covered under a collective bargaining agreement and excluding interns.
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
At December 31, 2024, Oncor’s transmission system included approximately 18,324 circuit miles of transmission lines, a total of 1,288 transmission and distribution substations, and interconnection to 192 third-party generation facilities totaling 58,597 MW.
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
Electricity Distribution. Oncor’s electricity distribution business is responsible for the overall safe and reliable operation of distribution facilities, including electricity delivery, power quality, security and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the electricity distribution system within its certificated service area. Oncor’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,757 distribution feeders at December 31, 2024.
Oncor’s distribution system included more than four million points of delivery at December 31, 2024 and consisted of 125,975 circuit miles of overhead and underground lines.
Distribution revenues from residential and small business users are generally based on actual monthly consumption (kWh) and distribution revenues from large commercial and industrial users are based on, depending on size and annual load factor, either actual monthly demand (kW) or the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior eleven months.
Customers and Demand. Oncor operates the largest transmission and distribution system in Texas based on the number of end-use customers and miles of transmission and distribution lines, delivering electricity to more than four million homes and businesses, operating more than 144,000 circuit miles of transmission and distribution lines as of December 31, 2024 in a territory with an estimated population of approximately 13 million. The majority of consumers of the electricity Oncor delivers are free to choose their electricity supplier from retail electric providers who compete for their business. Oncor is not a seller of electricity, nor does it purchase electricity for resale. Rather, Oncor provides wholesale transmission services to its electricity distribution business as well as non-affiliated electricity distribution companies, electric cooperatives and municipally owned utilities. Oncor also provides distribution services, consisting of retail delivery services to retail electric providers that sell electricity to end-use customers, as well as wholesale delivery services to electric cooperatives and municipally owned utilities. At December 31, 2024, Oncor’s distribution business customers primarily consisted of over 100 retail electric providers that sell the electricity it distributes to consumers in its certificated service areas.
Oncor’s revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.
2024 Form 10-K | 20

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
Sharyland Utilities
Sharyland Utilities is a regulated electric transmission utility that owns and operates, at December 31, 2024, approximately 64 miles of electric transmission lines in south Texas, including a direct current line connecting Mexico and assets in McAllen, Texas. Sharyland Utilities is responsible for providing safe, reliable and efficient transmission and substation services and investing to support infrastructure needs in its service territory, which we discuss below in “Regulation – Utility Regulation – ERCOT Market.” Transmission revenues are provided under tariffs approved by the PUCT.
Sempra Infrastructure
Our Sempra Infrastructure segment includes the operating companies of our subsidiary, SI Partners, as well as a holding company and certain services companies. SI Partners is included within our Sempra Infrastructure reportable segment but is not the same in its entirety as the reportable segment. Sempra Infrastructure develops, builds, operates and invests in energy infrastructure to help provide safe, sustainable and reliable access to cleaner energy in markets in the U.S., Mexico and globally.
At December 31, 2024, Sempra, KKR Pinnacle and ADIA each hold a 70%, 20%, and 10% interest, respectively, in SI Partners. SI Partners owns a 100% interest in Sempra LNG Holding, LP and a 99.9% interest in IEnova at December 31, 2024.
The minority partners in SI Partners and Sempra are parties to the second amended and restated agreement of limited partnership of SI Partners (the LP Agreement). Under the LP Agreement, matters are decided generally by majority vote and the managers designated by the partners of SI Partners each vote on an equity-weighted basis based on the ownership percentage of their respective designating limited partner. SI Partners and its controlled subsidiaries are prohibited from taking certain limited actions without the prior written approval of the minority partners. The LP Agreement contains certain default remedies if any limited partner fails to fund any amounts required to be funded under the LP Agreement and requires that SI Partners distribute to the limited partners at least 85% of distributable cash of SI Partners and its subsidiaries on a quarterly basis, subject to certain exceptions and reserves. Generally, distributions from SI Partners are made on a pro rata basis. However, KKR Pinnacle is entitled to certain priority distributions in the event of material deviations between certain specified projected cash flows and actual cash flows. Additionally, the minority partners are entitled to certain priority distributions in the event a specified project that reaches a positive final investment decision does not have projected internal rates of return greater than a specified threshold or in the event Sempra has not made a positive final investment decision by a certain date on specified LNG projects that are under development. Under the LP Agreement, if the minority partners approve Sempra’s request that a project not be pursued jointly, or if the minority partners decide not to participate in any proposed project for which Sempra nevertheless desires to make a positive final investment decision, then Sempra may proceed with such project either independently through a different investment vehicle or as a “Sole Risk Project” within SI Partners and receive Sole Risk Interests in respect thereof. Sole Risk Projects are separated from other SI Partners projects and are conducted at Sempra’s sole cost, expense and liability, and Sempra receives, through the acquisition of Sole Risk Interests, the economic and other benefits, if any, from such projects.
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
2024 Form 10-K | 21

At December 31, 2024, Sempra Infrastructure owned or held interests in the following assets:

Cameron Interstate Pipeline
Port Arthur Pipeline Louisiana Connector
Gillis Hub Pipeline
Texas Connector Pipeline
Cameron LNG Phase I
Cameron LNG Phase II
Hackberry Carbon Sequestration
LA Storage
Titan Carbon Sequestration
PALNG Phase II
PALNG Phase I
San Isidro-Samalayuca Pipeline
Aguaprieta Pipeline
Border Solar
Pima Solar
Don Diego Solar
Samalayuca - Pipeline
Sonora Pipeline Sasabe-Puerto Libertad-Guaymas
Ecogas Chihuahua
Ojinaga - El Encino Pipeline
TDF LPG Pipeline
Los Ramones I Pipeline
Los Ramones Norte Pipeline
Empalme Lateral
San Fernando Pipeline
Sonora Pipeline Guaymas-El Oro
Ecogas Torreón
Topolobampo Marine Terminal
Ecogas Durango
Ventika Wind
Vista Pacifico
Sur de Texas - Tuxpan (Marine)
Tepezalá Solar
Guadalajara LPG Terminal
Manzanillo Marine Terminal
Veracruz Terminal
Mexico City Terminal
Puebla Terminal
Ethane Pipeline
Termoelectrica De Mexicali
Rumorosa Solar
Ecogas Mexicali
Gasoducto Rosarito Pipeline
Energía Sierra Juárez II
Energía Sierra Juárez I
TGN Pipeline
Cimarron Wind
GRO Expansion
Baja Refinados Terminal
Energía Costa Regasification
ECA LNG Phase II
ECA LNG Phase I
Operating LNG Asset
LNG Asset Under Construction
LNG Asset In Development
Operating Energy Networks Asset
Energy Networks Asset Under Construction
Energy Networks Asset In Development
Operating Low Carbon Solutions Asset
Low Carbon Solutions Asset In Development
Low Carbon Solutions Asset Under Construction
Sempra Infrastructure Territory
Gas Pipeline
Gas Pipeline Under Construction

For a discussion of the risks and uncertainties facing Sempra Infrastructure’s business, see “Part 1 – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.”
2024 Form 10-K | 22

LNG
Sempra Infrastructure’s LNG business line is comprised of a natural gas liquefaction and regasification portfolio in operation, construction or development, and is focused on securely delivering natural gas to markets around the world. Sempra Infrastructure’s development and/or construction of projects, which we describe below, is subject to numerous risks and uncertainties.
Cameron LNG Phase 1 Facility. SI Partners owns 50.2% of Cameron LNG JV, resulting in Sempra Infrastructure holding a 35.1% interest in the JV. An affiliate of TotalEnergies SE, an affiliate of Mitsui & Co., Ltd., and Japan LNG Investment, LLC (a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha) each own 16.6% of Cameron LNG JV. We account for our ownership interest in Cameron LNG JV under the equity method. No single owner controls or can unilaterally direct significant activities of Cameron LNG JV.
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
ECA Regas Facility. SI Partners owns and operates the ECA Regas Facility in Baja California, Mexico, which is capable of processing one Bcf of natural gas per day and has a storage capacity of 320,000 cubic meters in two tanks of 160,000 cubic meters each.
The ECA Regas Facility generates revenues from firm storage service fees under firm storage service agreements and nitrogen injection service agreements with Shell and SEFE that expire in May 2028 and December 2025, respectively, which permit them to collectively use 50% of the terminal’s capacity, with the remaining 50% of the capacity available for Sempra Infrastructure’s use. The land on which the ECA Regas Facility and the ECA LNG liquefaction projects under construction and in development are expected to be situated, as well as land adjacent to those properties, are the subject of litigation. We discuss litigation, regulatory and other matters that could impact the ECA Regas Facility and the ECA LNG liquefaction projects in Note 15 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors.”
Sempra Infrastructure uses its 50% capacity at the ECA Regas Facility to satisfy its obligation under an LNG SPA with Tangguh PSC through 2029, which we discuss below, and ECA LNG Phase 1 will be the sole user of this capacity thereafter.
ECA LNG Phase 1 Project. SI Partners owns an 83.4% interest in ECA LNG Phase 1, resulting in Sempra Infrastructure holding a 58.4% interest in the project. An affiliate of TotalEnergies SE owns the remaining 16.6% interest in the project. ECA LNG Phase 1 is constructing a one-train natural gas liquefaction facility at the site of Sempra Infrastructure’s existing ECA Regas Facility with a nameplate capacity of 3.25 Mtpa and an initial offtake capacity of 2.5 Mtpa. We expect the ECA LNG Phase 1 project to commence commercial operations in the spring of 2026.
ECA LNG Phase 1 has definitive 20-year SPAs with an affiliate of TotalEnergies SE for approximately 1.7 Mtpa of LNG and Mitsui & Co., Ltd. for approximately 0.8 Mtpa of LNG.
PA LNG Phase 1 Project. SI Partners, KKR Denali and an affiliate of ConocoPhillips own a 28%, 42% and 30% interest, respectively, in the PA LNG Phase 1 project under construction on a greenfield site in the vicinity of Port Arthur, Texas, located along the Sabine-Neches waterway. Sempra Infrastructure holds a 19.6% interest in the project. The PA LNG Phase 1 project will consist of two liquefaction trains, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services with a nameplate capacity of approximately 13 Mtpa and an initial offtake capacity of approximately 10.5 Mtpa. We expect the first and second trains of the PA LNG Phase 1 project to commence commercial operations in 2027 and 2028, respectively.
PA LNG Phase 1 has definitive SPAs with an affiliate of ConocoPhillips for a 20-year term for 5 Mtpa of LNG, RWE Supply & Trading GmbH for a 15-year term for 2.25 Mtpa of LNG, INEOS for a 20-year term for approximately 1.4 Mtpa of LNG, ORLEN for a 20-year term for approximately 1 Mtpa of LNG, and ENGIE S.A. for a 15-year term for approximately 0.875 Mtpa of LNG.
2024 Form 10-K | 23

KKR Denali’s interest in the PA LNG Phase 1 project is governed by a limited liability company agreement under which (i) a subsidiary of SI Partners (a) is the managing member, (b) exclusively holds the right to make decisions with respect to certain expansions, such as the potential PA LNG Phase 2 project, (c) has certain rights to preferential distributions from specified revenues and expansion true-up payments, and (d) through a parent entity that is a subsidiary of Sempra, bears a disproportionately higher allocation of certain capital contribution commitments in certain budgetary overrun scenarios, and (ii) KKR Denali has certain investor protection voting rights.
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
Sempra Infrastructure purchases, transports and sells natural gas and LNG, and has customers in both the U.S. and Mexico, including the CFE. Sempra Infrastructure may also purchase natural gas from other Sempra affiliates. Natural gas purchases and transportation arrangements are substantially backed by long-term, U.S. dollar-based contracts for the sale of natural gas to third parties (both U.S. sourced and derived from imported LNG), LNG offtake and natural gas storage and pipeline capacity.
LNG Projects Under Development. Sempra Infrastructure is pursuing or evaluating the following development opportunities:
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
Demand and Competition. North America benefits from numerous competitive advantages as a potential supplier of LNG to world markets, including the following:
▪high levels of developed and undeveloped natural gas resources, including unconventional natural gas and oil relative to domestic consumption levels
▪flexible and mature oil and gas markets resulting in efficient unit costs of gas production
▪availability of extensive natural gas pipeline transmission systems and natural gas storage capacity with proximity to production locations
Global LNG demand and competition may limit North American LNG exports, as international liquefaction projects attempt to match North American LNG production costs and customer contractual rights such as volume and destination flexibility. North American LNG exports add market flexibility that is expected to facilitate additional growth of a global commodity market for natural gas and LNG.
Our LNG projects in development, under construction and in operation all compete globally to market and sell LNG to remarketers and end-users, including gas and electric utilities located in LNG-importing countries around the world. We compete with liquefaction projects currently operating and those under development in the global LNG market. In addition to the U.S., these competitors are located in the Middle East, Southeast Asia, Africa, South America, Australia and Europe.
Energy Networks
Sempra Infrastructure’s Energy Networks business line is comprised of a natural gas transportation and distribution network.
2024 Form 10-K | 24

Cross-Border Interconnections and In-Country Pipelines. Sempra Infrastructure develops, builds, operates and invests in systems for the receipt, transportation, compression and delivery of natural gas and ethane. At December 31, 2024, these systems consisted of 1,985 miles of natural gas transmission pipelines, 17 natural gas compression stations and 139 miles of ethane pipelines in Mexico. The design capacity of these pipeline assets is over 16,900 MMcf per day of natural gas, 204 MMcf per day of ethane gas and 106,000 barrels per day of ethane liquid. Capacity on Sempra Infrastructure’s pipelines and related assets is substantially contracted under long-term, U.S. dollar-based agreements with major industry participants such as the CFE, Centro Nacional de Control de Gas, PEMEX and other similar counterparties. See “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure” for a discussion about Sempra Infrastructure’s Sonora pipeline.
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
Natural Gas Distribution. Sempra Infrastructure owns the natural gas distribution regulated utility, Ecogas, which operates in three separate distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico. At December 31, 2024, Ecogas had approximately 3,142 miles of distribution pipeline, and approximately 163,000 customer meters serving more than 628,000 residential, commercial and industrial consumers with sales volume of approximately 10 MMcf per day in 2024. Ecogas relies on supply and transportation services, including from Sempra Infrastructure and SoCalGas for the natural gas it distributes to its customers.
LPG Storage and Associated Systems. Sempra Infrastructure owns and operates the TDF, S. de R. L. de C. V. (TDF) pipeline system and the Guadalajara LPG terminal. At December 31, 2024, the TDF pipeline system consisted of approximately 118 miles of 12-inch diameter LPG pipeline with a design capacity of 34,000 barrels per day and associated storage and dispatch facilities. The TDF pipeline system runs from PEMEX’s Burgos facility in the Mexican state of Tamaulipas, Mexico to Sempra Infrastructure’s approximately 32,000-barrel LPG storage facility near the city of Monterrey, Mexico and is fully contracted to PEMEX on a firm basis through 2027. Sempra Infrastructure’s Guadalajara LPG terminal is an 80,000-barrel LPG storage facility near Guadalajara, Mexico, with associated loading and dispatch facilities, and serves the LPG needs of Guadalajara. The Guadalajara LPG terminal is fully contracted to PEMEX on a firm basis through 2028. Both contracts are U.S. dollar-denominated or referenced and are periodically adjusted for inflation.
Refined Products and Natural Gas Storage. Sempra Infrastructure’s refined products storage business develops, constructs and operates systems for the receipt, storage and delivery of refined products, principally gasoline, diesel and jet fuel, throughout the Mexican states of Baja California, Colima, Estado de Mexico, Puebla, Sinaloa and Veracruz for private companies, with a combined storage capacity of 4.6 million barrels fully operating as of December 31, 2024. The Topolobampo marine terminal commenced commercial operations in June 2024. Our customer contracts for our refined products storage business are structured as long-term, U.S. dollar-denominated, firm capacity storage agreements with counterparties including Marathon Petroleum Corporation, Valero Energy Corporation and PEMEX. The contracted rate under these contracts is independent from each terminal’s regulated rate as determined by the CRE.
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
2024 Form 10-K | 25

Low Carbon Solutions
Sempra Infrastructure’s Low Carbon Solutions business line is focused on commercializing and deploying low carbon solutions in support of meeting the demand for lower carbon and reliable energy supply. The portfolio of resources includes renewable energy infrastructure, a natural gas-fired power plant, as well as potential hydrogen fuel production and advanced carbon capture, usage and storage technologies that are under development.
Renewable Power Generation. Sempra Infrastructure develops, builds and operates renewable energy generation facilities that have long-term PPAs to sell the electricity they generate to their customers, which are generally load-serving entities, as well as industrial and other customers. Load serving entities sell electric service to their end-users and wholesale customers upon receipt of power delivery from these energy generation facilities, while industrial and other customers consume the electricity to run their facilities. At December 31, 2024, Sempra Infrastructure had total nameplate capacity of 1,044 MW related to its operating wind and solar power generation facilities. Generation from Sempra Infrastructure’s renewable energy assets is susceptible to fluctuations in naturally occurring conditions such as wind, inclement weather and hours of sunlight. Additionally, some of these facilities are impacted by regulatory actions by the Mexican government and related litigation, which we discuss in Note 15 of the Notes to Consolidated Financial Statements, “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure.”

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
Natural Gas-Fired Generation. Sempra Infrastructure owns and operates the TdM power plant in the vicinity of Mexicali, Baja California, adjacent to the Mexico-U.S. border. TdM is a 625 MW natural gas-fired, combined-cycle power plant that is connected to our Gasoducto Rosarito pipeline system, which enables it to receive regasified LNG from the ECA Regas Facility as well as continental gas supplied from the U.S. on the North Baja pipeline. TdM generates revenue from selling electricity and resource adequacy to the California ISO for delivery to governmental, public utility and wholesale power marketing entities.
Low Carbon Solutions Projects. Sempra Infrastructure is constructing the Cimarrón Wind project, an approximately 320 MW wind generation facility in Baja California, Mexico. Sempra Infrastructure has a 20-year PPA with Silicon Valley Power for the long-term supply of renewable energy to the City of Santa Clara, California. Cimarrón Wind will utilize Sempra Infrastructure’s existing cross-border high voltage transmission line to interconnect and deliver clean energy to the East County substation in San Diego County. We expect the Cimarrón Wind project to begin generating energy in late 2025 and commence commercial operations in the first half of 2026.
Sempra Infrastructure is also evaluating the Hackberry Carbon Sequestration development opportunity, which is a carbon capture and sequestration project that is intended to reduce emissions at the Cameron LNG Phase 1 facility and proposed Cameron LNG Phase 2 project.
Demand and Competition. Sempra Infrastructure competes with Mexican and foreign companies for new energy infrastructure projects in Mexico. Some of its competitors (including public or state-operated companies and their affiliates) may have better access to capital or greater financial and other resources or advantages, which could give them a competitive advantage for such projects.
2024 Form 10-K | 26

Sempra Infrastructure sells power from its ESJ wind power facility into California, where renewable energy demand is affected by U.S. state mandates requiring a portion of energy to come from renewable sources. These mandates are part of California’s RPS Program. The first and second phases of ESJ, which are in operation, were certified by the CEC under the RPS Program. Certification by the CEC means that the energy produced by a facility can be counted towards the RPS Program requirements, which in turn affects the demand from California load serving entities for energy from that facility. In January 2025, the CEC approved Cimarrón Wind’s application for precertification under the RPS Program.
TdM competes daily with other generating plants that supply power into the California electricity market. Sempra Infrastructure manages commodity price risk at TdM by using a mix of day ahead sales of energy, energy spreads hedging, ancillary services, and short-term to medium-term capacity sales.

REGULATION
We discuss the material effects of compliance with all government regulations, including environmental regulations, on our capital expenditures, earnings and competitive position in “Part II – Item 7. MD&A” and Note 15 of the Notes to Consolidated Financial Statements.
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
▪conducts reviews and audits of utility performance and compliance with regulatory guidelines and conducts investigations related to various matters, such as safety, reliability and planning, deregulation, competition and the environment; and
▪regulates the interactions and transactions of SDG&E and SoCalGas with Sempra and other affiliates, including their marketing functions.
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
We discuss regulatory oversight by CARB below in “Environmental Matters – Air Quality and GHG Emissions.”
2024 Form 10-K | 27

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
The FERC regulates SDG&E’s and SoCalGas’ interstate sale and transportation of natural gas. The FERC also regulates SDG&E’s transmission and wholesale sales of electricity in interstate commerce, transmission access, rates of return and rates of depreciation on transmission investment, electric rates involving sales for resale and the application of the uniform system of accounts. The U.S. Energy Policy Act governs procedures for requests for electric transmission service. The California IOUs’ electric transmission facilities are under the operational control of the California ISO. As member utilities, Oncor and Sharyland Utilities operate within the ERCOT market, which we discuss below. To a small degree related to limited interconnections to other markets, Oncor’s electric transmission revenues are provided under tariffs approved by the FERC.
The NRC oversees the licensing, construction, operation and decommissioning of nuclear facilities in the U.S., including SONGS, in which SDG&E owns a 20% interest, and which permanently ceased operations in 2013. The NRC and various state regulations require extensive review of these facilities’ safety, radiological and environmental aspects. We provide further discussion of SONGS matters, including the closure and decommissioning of the facility, in Note 14 of the Notes to Consolidated Financial Statements.
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
2024 Form 10-K | 28

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
Other U.S. State and Local Territories Regulation
SDG&E has electric franchise agreements with the two counties and the 27 cities in its electric service territory, and natural gas franchise agreements with the one county and the 18 cities in its natural gas service territory. These franchise agreements allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of electricity or natural gas. Most of the franchise agreements have no expiration dates, while some have expiration dates that range from 2028 to 2041. SDG&E has electric and natural gas franchises for the City of San Diego. These franchise agreements, which went into effect in July 2021, provide SDG&E the opportunity to serve the City of San Diego for the next 20 years, consisting of 10-year agreements that will automatically renew for an additional 10 years unless the City Council voids the automatic renewal. These franchise agreements have been challenged in two lawsuits that we discuss in Note 15 of the Notes to Consolidated Financial Statements.
SoCalGas has natural gas franchise agreements with the 12 counties and the 232 cities in its service territory. These franchise agreements allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas. Most of the franchise agreements have no expiration dates, while some have expiration dates that range from 2026 to 2069. In December 2024, the Los Angeles County Board of Supervisors granted SoCalGas a new, 20-year gas pipeline franchise. The franchise consists of an initial 10-year term beginning on January 9, 2025, followed by a 10-year term that Los Angeles County has the option to terminate. Prior to the granting of the new franchise, SoCalGas continued to serve customers in the unincorporated territory of Los Angeles County in accordance with its prior franchise.
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
SDG&E, SoCalGas and businesses in which Sempra Infrastructure invests are subject to the DOT rules and regulations regarding pipeline safety. PHMSA, acting through the Office of Pipeline Safety, is responsible for administering the DOT’s national regulatory program to help ensure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines, including pipelines associated with natural gas storage, and develops regulations and other approaches to risk management to help ensure safety in design, construction, testing, operation, maintenance and emergency response of pipeline facilities. PHMSA also regulates the safety of onshore LNG facilities.
SDG&E, SoCalGas and Sempra Infrastructure are also subject to regulation by the U.S. Commodity Futures Trading Commission.
Foreign Regulation
Operations and projects in our Sempra Infrastructure segment are subject to regulation by the CRE, ASEA, SENER, the Mexican Ministry of Environment and Natural Resources of Mexico (Secretaría del Medio Ambiente y Recursos Naturales), and other labor and environmental agencies of city, state and federal governments in Mexico. New energy infrastructure projects may also require a favorable opinion from Mexico’s Competition Commission (Comisión Federal de Competencia Económica) in order to be constructed and operated. Recent Mexican Constitutional reforms have proposed to transfer significant powers from the CRE to SENER; implementing legislation on these reforms is expected to be forthcoming.
2024 Form 10-K | 29

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
RATEMAKING MECHANISMS
Sempra California
General Rate Case Proceedings
A CPUC GRC proceeding is designed to set sufficient base rates to allow SDG&E and SoCalGas to recover their reasonable forecasted operating costs and to provide the opportunity to realize their authorized rates of return on their investments. The proceeding generally establishes the test year revenue requirements and provides for attrition, or annual increases in revenue requirements, for each year following the test year. Both the test year revenue requirements and attrition authorize how much SDG&E and SoCalGas can collect from their customers in base rates.
We discuss the GRC in “Part I – Item 1A. Risk Factors,” “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra California” and Note 4 of the Notes to Consolidated Financial Statements.
Cost of Capital Proceedings
A CPUC cost of capital proceeding every three years determines a utility’s authorized capital structure and return on rate base, which is a weighted average of the authorized returns on debt, preferred equity and common equity (referred to as ROE), weighted on a basis consistent with the authorized capital structure. The authorized return on rate base approved by the CPUC is the rate that SDG&E and SoCalGas use to establish customer rates to finance investments in CPUC-regulated electric distribution and generation, natural gas distribution, transmission and storage assets, as well as general PP&E and information technology systems investments to support operations.
The CPUC established the CCM to apply in the interim years between required cost of capital applications and considers changes in the cost of capital based on changes in interest rates based on the applicable utility bond index published by Moody’s (the CCM benchmark) for each 12-month period ending September 30 (the measurement period). The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered in each measurement period, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.00% for the measurement period. The CCM, if triggered, would automatically update the authorized cost of debt based on actual costs and update the authorized ROE upward or downward by 20% of the difference between the CCM benchmark rate and the applicable Moody’s utility bond index during the measurement period, subject to regulatory approval. Alternatively, each of SDG&E and SoCalGas is permitted to file a cost of capital application to have its cost of capital determined in lieu of the CCM in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole.
We discuss the cost of capital and CCM in “Part I – Item 1A. Risk Factors,” “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra California” and Note 4 of the Notes to Consolidated Financial Statements.
2024 Form 10-K | 30

Transmission Rate Cases
SDG&E files separately with the FERC for its authorized ROE on FERC-regulated electric transmission operations and assets. The proceeding establishes a ROE and a formulaic rate whereby rates are determined using (i) a base period of historical costs and a forecast of capital investments, and (ii) a true-up period, similar to balancing account treatment, that is designed to provide earnings equal to SDG&E’s actual cost of service including its authorized return on investment. SDG&E makes annual filings with the FERC to update rates for the following calendar year. SDG&E may also file for ROE incentives that might apply under FERC rules. SDG&E’s debt-to-equity ratio is set annually based on the actual ratio at the end of each year.
We discuss the latest FERC rate matters in “Part I – Item 1A. Risk Factors,” “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra California” and Note 4 of the Notes to Consolidated Financial Statements.
Incentive Mechanisms
SoCalGas is subject to the GCIM and is eligible for financial awards or subject to financial penalties depending on its performance in relation to specific benchmarks. We discuss the GCIM in “Part II – Item 7. MD&A” and Note 3 of the Notes to Consolidated Financial Statements.
Other Cost-Based Regulatory Recovery
The CPUC, and the FERC as it relates to SDG&E, authorize SDG&E and SoCalGas to collect, or in the case of CPUC programmatic activities, to apply for additional, revenue requirements beyond base rates from customers for certain operating and capital related costs (depreciation, taxes and return on rate base), including for:
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
2024 Form 10-K | 31

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
We discuss Oncor’s most recent comprehensive base rate proceeding in “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Texas Utilities.”
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
Sempra Infrastructure
Ecogas’ revenues are derived from service and distribution fees charged to its customers in Mexican pesos. The price Ecogas pays to purchase natural gas, which is based on international price indices, is passed through directly to its customers. The service and distribution fees charged by Ecogas are regulated by the CRE, which performs a review of rates every five years and monitors prices charged to end-users. Ecogas’ rate case for 2021 through 2025 was approved by the CRE in December 2023. The tariffs operate under a return-on-asset-base model. In the annual tariff adjustment, rates are adjusted to account for inflation or fluctuations in exchange rates, and inflation indexing includes separate U.S. and Mexican cost components so that U.S. costs can be included in the final distribution rates.

ENVIRONMENTAL MATTERS
We discuss environmental issues affecting us in Note 15 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors.” You should read the following additional information in conjunction with those discussions.
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
2024 Form 10-K | 32

Air Quality and GHG Emissions
The natural gas and electric industries are subject to increasingly stringent air quality and GHG emissions standards. AB 32, the California Global Warming Solutions Act of 2006, assigns responsibility to CARB for monitoring and establishing policies for reducing GHG emissions. The law requires CARB to develop and adopt a comprehensive plan for achieving real, quantifiable and cost-effective GHG emissions reductions, including a statewide GHG emissions cap, mandatory reporting rules, and regulatory and market mechanisms to achieve reductions of GHG emissions. CARB is a department within the California Environmental Protection Agency, an organization that reports directly to the Governor’s Office. Sempra Infrastructure is also subject to the rules and regulations of CARB.
California requires certain electric retail sellers, including SDG&E, to deliver a significant percentage of their retail energy sales from renewable energy sources. The rules governing this requirement, administered by the CPUC and the CEC, are generally known as the RPS Program. SB 100 (enacted in 2018) and SB 1020 (enacted in 2022) require each California electric utility, including SDG&E, to procure at least 50% of its annual retail electricity delivered from renewable energy or zero-carbon sources by 2026, 60% by 2030, 90% by 2035, and 95% by 2040. SDG&E expects to be in compliance with these RPS program requirements. State law also requires California’s retail electricity supply to be met with a mix of RPS Program-eligible and zero-carbon sources by 2045 without increasing carbon emissions elsewhere in the western grid or allowing resource shuffling, and instructs the CPUC, CEC, CARB and other state agencies to incorporate this requirement into all relevant planning. In addition, AB 1279 (enacted in 2022) requires the State of California to achieve net-zero GHG emissions no later than 2045, and to achieve and maintain net negative GHG emissions thereafter. AB 1279 also directs CARB to address this goal in future scoping plans, which affect major sectors of California’s economy, including energy utilities, transportation, agriculture, construction and manufacturing. Other state climate initiatives in line with this statewide goal include executive orders requiring sales of all passenger vehicles, including SDG&E’s and SoCalGas’ light-duty fleet vehicles, to be zero-emission by 2035.
California has implemented a biomethane procurement program, whereby IOUs providing gas service in California will procure a portion of the natural gas they deliver from biomethane. The rules governing this program are administered by the CPUC under SB 1440, whereby the proportion of biomethane procured will be phased-in with a state-wide, short-term target in 2025 of 17.6 Bcf per year and a medium-term target in 2030 of 72.8 Bcf per year. SDG&E and SoCalGas are allocated 6.77% and 49.26%, respectively, of the 2025 target, and 7.60% and 52.02%, respectively, of the 2030 target. The CPUC is currently evaluating public comments to inform their review of the pending Renewable Gas Procurement Plans filed by the California gas IOUs and work towards identifying potential enhancements to the biomethane procurement program structure, including areas such as increasing market competition, reducing potential barriers for biomethane producers, streamlining procurement requirements, and improving alignment with regulatory goals.
SDG&E and SoCalGas generally recover the costs to comply with these standards in rates. We discuss GHG emissions standards, allowances and obligations and RECs in Note 1 of the Notes to Consolidated Financial Statements.
The South Coast Air Quality Management District is the air pollution control agency responsible for regulating stationary sources of air pollution in the South Coast Air Basin in Southern California. The district’s territory covers all of Orange County and the urban portions of Los Angeles, San Bernardino and Riverside counties.
Sempra continues to decarbonize its operations with an aim to have net-zero scope 1 and 2 GHG emissions by 2050 and an interim target of 50% scope 1 and 2 GHG emissions reductions by 2035 (this interim target applies to Sempra California and Sempra Infrastructure’s Mexico (non-LNG) operations and is relative to a 2019 baseline). While the company no longer has a specific goal to achieve net-zero scope 3 GHG emissions by 2050, Sempra continues to advocate for programs and initiatives that support regulatory, consumer and market demand for lower- and zero-carbon energy. Additionally, although SDG&E and SoCalGas continue to support California’s goal to achieve net-zero GHG emissions by 2045, their respective abilities to achieve their net-zero aspirations, as well as Sempra’s ability to achieve its 2035 and 2050 net-zero aspirations, will depend on the development, commercialization and regulatory acceptance of affordable lower carbon generation resources and cleaner fuels, among other factors. For a discussion of risks and uncertainties related to our net-zero and other climate aims, see “Part I – Item 1A. Risk Factors.”
With respect to our net-zero aims, even in a state of “net-zero,” GHG emissions may still be generated, but with innovation and continued development of new technology and solutions, it could allow an equal amount of carbon dioxide or its equivalent to be removed from the atmosphere, resulting in a zero increase in overall net emissions. In addition, for purposes of these net-zero aims, we expect that achievement of net-zero GHG emissions will be determined based on operations in 2050 and GHG emissions will be calculated according to widely accepted emissions reporting guidelines or mandates at that time, and our net-zero aim does not include Oncor, which sets its own goals due to certain ring-fencing measures that limit Sempra’s ability to direct the management or activities of Oncor.
2024 Form 10-K | 33

OTHER MATTERS
Information About Our Executive Officers

INFORMATION ABOUT EXECUTIVE OFFICERS

Name	Age(1)	Positions held over last five years	Time in position
Sempra:
Jeffrey W. Martin	63	President	March 2020 to present
		Chairman	December 2018 to present
		Chief Executive Officer	May 2018 to present

Karen L. Sedgwick	58	Executive Vice President and Chief Financial Officer	January 2024 to present
		Chief Administrative Officer	December 2021 to December 2023
		Chief Human Resources Officer	September 2020 to December 2023
		Senior Vice President	September 2020 to December 2021
		Chief Human Resources Officer and Chief Administrative Officer, SDG&E	April 2019 to September 2020

Justin C. Bird	54	Executive Vice President	January 2024 to present
		Chief Executive Officer, Sempra Infrastructure	November 2021 to present
		Chief Executive Officer, Sempra LNG	April 2020 to November 2021
		President, Sempra LNG	March 2019 to April 2020

Diana L. Day	60	Chief Legal Counsel	January 2024 to present
		Deputy General Counsel	October 2022 to December 2023
		Senior Vice President, SDG&E	August 2020 to October 2022
		Chief Risk Officer, SDG&E	August 2019 to October 2022
		General Counsel, SDG&E	January 2019 to October 2022
		Vice President, SDG&E	January 2019 to August 2020

Lisa M. Larroque Alexander	51	Senior Vice President, Human Resources	January 2025 to present
		Senior Vice President, Corporate Affairs	April 2020 to present
		Vice President, Corporate Communications and Sustainability	May 2018 to April 2020

Peter R. Wall	53	Senior Vice President	April 2020 to present
		Controller and Chief Accounting Officer	May 2018 to present
		Vice President	May 2018 to April 2020
(1)    Ages are as of February 25, 2025.
2024 Form 10-K | 34

INFORMATION ABOUT EXECUTIVE OFFICERS

Name	Age(1)	Positions held over last five years	Time in position
SDG&E:
Caroline A. Winn	61	Chief Executive Officer	August 2020 to present
		Chief Operating Officer	January 2017 to July 2020

Bruce A. Folkmann(2)(3)	57	Special Projects Officer	February 2025 to present
		Chief Financial Officer	March 2015 to present
		President	August 2020 to January 2025
		Senior Vice President	August 2019 to July 2020
		Controller, Chief Accounting Officer and Treasurer	March 2015 to August 2020

Valerie A. Bille(3)	46	Vice President, Controller, Chief Accounting Officer and Treasurer	August 2020 to present
		Assistant Controller, Sempra	June 2019 to August 2020

Scott B. Crider	50	President	February 2025 to present
		Senior Vice President, External and Operations Support	June 2022 to January 2025
		Senior Vice President, Customer Services and External Affairs	June 2021 to June 2022
		Chief Customer Officer	September 2020 to June 2021
		Vice President, Customer Services	July 2016 to September 2020

Kevin C. Geraghty	59	Chief Operating Officer	June 2022 to present
		Chief Safety Officer	January 2021 to present
		Senior Vice President, Electric Operations	July 2020 to June 2022
		Chief Operating Officer and Senior Vice President, Operations, Nevada Energy, an electric and natural gas public utility in Nevada	October 2017 to May 2020

Erbin B. Keith	64	Senior Vice President and General Counsel	October 2022 to present
		Chief Risk Officer	October 2022 to May 2023
		Deputy General Counsel, Sempra	March 2019 to October 2022
(1)    Ages are as of February 25, 2025.
(2)    Mr. Folkmann will retire as of April 1, 2025.
(3)    Mr. Folkmann will relinquish and Ms. Bille will assume the role as Chief Financial Officer effective March 1, 2025.
2024 Form 10-K | 35

INFORMATION ABOUT EXECUTIVE OFFICERS

Name	Age(1)	Positions held over last five years	Time in position
SoCalGas:
Maryam S. Brown	49	Chief Executive Officer	January 2025 to present
		President	March 2019 to present

Mia L. DeMontigny	52	Senior Vice President	July 2022 to present
		Chief Financial Officer and Treasurer	June 2019 to present
		Chief Accounting Officer	June 2019 to May 2024
		Controller	June 2019 to July 2022
		Vice President	June 2019 to August 2021

David J. Barrett	60	Senior Vice President	July 2022 to present
		General Counsel	January 2019 to present
		Vice President	January 2019 to July 2022

Jimmie I. Cho(2)(3)	60	Chief Operating Officer	January 2019 to present

Sara P. Mijares	43	Chief Accounting Officer	May 2024 to present
		Assistant Treasurer	April 2023 to present
		Vice President and Controller	July 2022 to present
		Vice President of Accounting and Finance	August 2021 to July 2022
		Assistant Controller	June 2020 to July 2022
		PricewaterhouseCoopers LLP	July 2003 to January 2020
(1)    Ages are as of February 25, 2025.
(2)    Mr. Cho will retire as of March 1, 2025.
(3)    Rodger R. Schwecke, not currently an executive officer, will assume the role as Chief Operating Officer effective March 1, 2025.
Human Capital
Our ability to advance our mission to be North America’s premier energy infrastructure company largely depends on the safety, engagement, and responsible actions of our employees.
Safety is foundational at Sempra and its subsidiaries. We strive to foster a strong safety culture and reinforce this culture through various policies, programs and systems designed to mitigate the occurrence and extent of safety incidents, including, training programs, benchmarking, review and analysis of safety trends, internal compliance assessments and audits, and sharing lessons learned from safety incidents and near misses across our businesses. Our businesses also engage in safety-related scenario planning and simulation, develop and implement operational contingency plans, and review safety plans and procedures with work crews regularly. We also participate in emergency planning and preparedness in the communities we serve and train critical employees in emergency management and response each year. The SST Committee assists the Sempra board of directors in overseeing the company’s oversight programs and performance related to safety, and our executives’ annual incentive compensation is based in part on safety metrics established by the Compensation and Talent Development Committee of the board.
In addition, we strive to create a high-performing, inclusive and supportive workplace where employees of all backgrounds and experiences feel valued and respected. We invest in recruiting, developing and retaining high-performing employees who represent the communities we serve, and we provide a range of programs for employees, including internal and external mentoring and leadership training and workshops, employee resource groups, and a benefits package including wellness benefits and a tuition reimbursement program. We also invest in internal communications programs, including in-person and virtual learning and networking opportunities as well as regular executive communications to employees on topics of interest. In addition, we offer a variety of employee community service opportunities, and at our U.S. operations, we support employees’ personal volunteering and charitable giving through the charitable matching program of Sempra Foundation, which was founded and is solely funded by Sempra. Employees participate in annual ethics and compliance training, which includes a review of Sempra’s Code of Business Conduct as well as information about resources such as Sempra’s ethics and compliance helpline. We measure culture and employee engagement through a variety of channels including pulse surveys, suggestion boxes and a biannual engagement survey administered by a third party.
2024 Form 10-K | 36

The table below shows the number of employees for each of the Registrants at December 31, 2024, as well as the number of those employees represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working conditions and other terms and conditions of employment. We did not experience any major work stoppages in 2024, and we maintain constructive relations with our labor unions.

NUMBER OF EMPLOYEES

	Number of employees	Number of employees covered under collective bargaining agreements	Number of employees covered under collective bargaining agreements expiring within one year
Sempra(1)	16,773	6,335	4,895
SDG&E	4,779	1,440	—
SoCalGas	8,829	4,850	4,850
(1)    Excludes employees of equity method investees.
Labor Relations
Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council. The collective bargaining agreement for these employees covering wages, hours, working conditions, and medical and other benefit plans was due to expire on September 30, 2024, but was extended by mutual agreement through February 7, 2025, while SoCalGas and the unions continued negotiations. Two ratification votes in late 2024 were not successful. SoCalGas is currently operating under the terms of the expired agreement while the parties continue to negotiate revised terms and seek a positive ratification vote from union members. Until a new collective bargaining agreement is ratified by employees, there could be labor disruptions, though we do not anticipate that such labor disruptions would have a material impact on service.
COMPANY WEBSITES
The Registrants’ website addresses are:
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
2024 Form 10-K | 37

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
We are a holding company and substantially all the assets that produce our earnings are owned by our subsidiaries or entities we do not control, including equity method investments. Our ability to pay dividends and meet our debt and other obligations largely depends on distributions from our subsidiaries and equity method investments, which in turn depend on their ability to execute their business strategies and generate cash flows in excess of their own expenditures, dividend payments to third-party owners (if any) and debt and other obligations. In addition, entities accounted for as equity method investments, which we do not control, and our subsidiaries are all separate and distinct legal entities that are not obligated to pay dividends or make loans or distributions to us and could be precluded from doing so by legislation, regulation or contractual restrictions, in times of financial distress or in other circumstances. The inability to access capital from our subsidiaries and equity method investments could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
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
Our investments in businesses we do not control expose us to risks.
We have investments in businesses we do not control or manage or in which we share control. In some cases, we engage in arrangements with or for these businesses that could expose us to risks in addition to our investment, including guarantees, indemnities and loans. For businesses we do not control, we are subject to the decisions of others, which may be adverse to our interests. When we share control of a business with other owners, any disagreements among the owners about strategy, financial, operational, transactional or other important matters could hinder the business from moving forward with key initiatives or taking other actions and could negatively affect the relationships among the owners and the efficient functioning of the business. In addition, irrespective of whether we control these businesses, we could be responsible for liabilities or losses related to these businesses or elect to make capital contributions to these businesses. Any such circumstance could materially adversely affect our results of operations, financial condition, cash flows and/or prospects. We discuss these investments in Note 5 of the Notes to Consolidated Financial Statements.
Our business could be negatively affected by activist shareholders.
We have been and may in the future be subject to activist shareholder attention. Activist shareholders may engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes in or assert influence on our board of directors and management. In taking these steps, activist shareholders could seek to acquire our capital stock, in spite of the provisions of our articles of incorporation and bylaws that could have the effect of delaying, deterring or preventing a change of control or other takeover of our company, even when our shareholders might consider such a change of control to be in their best interests. At certain ownership levels, these acquisitions of our common stock could threaten our ability to use some or all of our NOL or tax credit carryforwards if our corporation experiences an “ownership change” under applicable tax rules. Responding to activist
2024 Form 10-K | 38

shareholders can be costly and time-consuming and requires time and attention by our board of directors and management, diverting their attention from our business strategies.
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
Financial and Capital Stock-Related Risks
Successfully completing our five-year capital expenditures plan is subject to certain risks.
The execution of our five-year capital expenditures plan may not be completed in accordance with current expectations or produce the desired results. Factors that have historically impacted and could continue to impact the amount, timing and types of capital expenditures we make include the cost and availability of financing; economic and market conditions; regulatory approvals; changes in tax law; business opportunities providing desirable rates of return; forecasts related to safety, reliability and load growth, gas system planning, and transportation electrification; safety and environmental requirements and climate-related policies; and cooperation of third-parties, including customers, partners, suppliers, lenders and others. We discuss these and other relevant factors under “Risks Related to All Sempra Businesses” below. We aim to finance our five-year capital expenditures plan in a manner that will maintain our investment-grade credit ratings and capital structure, but there can be no guarantee that we will be able to do so.
SDG&E and SoCalGas may be required to make significant expenditures before they can request rate recovery for certain capital projects. There can be no guarantee that such capital expenditures will be recoverable through rates. A significant portion of Oncor’s five-year capital expenditures plan is attributable to expected growth in ERCOT, particularly due to increased demand from large commercial and industrial customers. Changes in projected growth in ERCOT could materially impact Oncor’s capital expenditures and consequently our capital expenditures plan. Furthermore, there can be no guarantee that any of Oncor’s capital expenditures will ultimately be recoverable through rates.
The occurrence of any of these risks could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Settlement provisions contained in the forward sale agreements we may enter into in connection with our ATM program subject us to certain risks.
In November 2024, Sempra established an ATM program, which we discuss in Note 12 of the Notes to Consolidated Financial Statements. We are permitted to sell shares of our common stock in the ATM program pursuant to forward sale agreements, which grant each counterparty (each a forward purchaser) the right to accelerate its forward sale agreement (or, in certain cases, the portion thereof that the forward purchaser determines is affected by the relevant event) and require us to physically settle the forward sale agreement on a date specified by the forward purchaser if, subject to a prior notice requirement:
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
2024 Form 10-K | 39

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
At February 19, 2025, we had 651,457,249 shares of our common stock and 900,000 shares of our non-convertible series C preferred stock outstanding. Our businesses have substantial capital needs, and we may seek to raise capital by issuing additional equity, including in our ATM program, or convertible debt securities in potentially significant amounts depending in part on the prevailing market price of our common stock, which at times experiences substantial volatility. Any future issuance of equity or convertible debt securities may materially dilute the voting rights and economic interests of holders of our outstanding common and preferred stock and materially adversely affect the trading price of our common and preferred stock.
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
Our facilities and the systems that interconnect and/or manage them are subject to risks of, among other things, equipment or process failures due to aging or degrading infrastructure or otherwise; human error; loss or outage of a key technology platform or system; shortages of or delays in obtaining equipment, materials, commodities or labor, which have been and may in the future be
2024 Form 10-K | 40

exacerbated by supply chain and gas transportation capacity constraints, tight labor markets, and cost increases due to inflationary pressures, tariffs or otherwise, that may not be recoverable in a timely manner or at all; operational restrictions resulting from environmental requirements or governmental interventions or permitting delays; inability to enter into, maintain, extend or replace long-term supply or transportation contracts; and performance below expected levels. Our businesses undertake capital investment projects to construct, replace, operate, maintain and upgrade facilities and systems, but such projects may not be completed or effective at managing these risks and involve significant costs that may not be recoverable. We often rely on third parties, including contractors, to perform work related to these projects and other maintenance activities, which may subject us to liability for safety issues and the quality of work performed. Because some of our facilities are interconnected with those of third parties, including customer-side-of-meter facilities, natural gas pipelines and power generation facilities that produce most of the power we distribute, the operation of our facilities could also be materially adversely affected by these or similar risks to such third-party systems, which may be unanticipated or uncontrollable by us.
Additional risks associated with our ability to safely and reliably construct, replace, operate, maintain and upgrade facilities and systems, which may be beyond our control, include:
▪failure to meet customer demand for electricity and/or natural gas, including electric or gas outages
▪gas surges into homes or other properties
▪release of hazardous or toxic substances, including gas leaks
▪other incidents impacting the health, safety, or security of employees, contractors, the public or our infrastructure
▪failure to respond effectively to catastrophic events
The occurrence of any of these events could affect supply and demand for electricity, natural gas or other forms of energy, cause unplanned outages, damage our assets and/or operations or those of third parties on which our businesses rely, damage property owned by customers or others, and cause personal injury or death. In addition, if we are unable to defend and retain title to the properties we own or obtain or retain rights to construct and operate on the properties we do not own in a timely manner, on reasonable terms or at all, we could lose our rights to occupy and use these properties and related facilities, which could prevent, limit or delay existing or proposed operations or projects, increase our costs, and result in breaches of permits or contracts and related legal costs, impairments, fines or penalties. Any such outcome could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
We face risks related to severe weather, natural disasters, physical attacks and other similar events.
Our facilities and infrastructure may be damaged as a result of physical risks, such as extreme temperatures, storms, droughts and other severe weather; natural disasters, including wildfires (such as the LA Fires), land movement, earthquakes, and solar flares; climate-related conditions, including sea level rise and coastal erosion; accidents, including explosions and excavation damage to pipelines; or acts of terrorism, war, or criminality. Because we are in the business of using, storing, transporting and disposing of highly flammable, explosive and radioactive materials and operating highly energized equipment, the risks such incidents pose to our facilities and infrastructure, as well as to the surrounding communities for which we could be liable, are substantially greater than the potential risks to a typical business.
Such incidents could result in operational disruptions, electric or gas outages, property damage, personal injury or death and could cause secondary incidents that also may have these or other negative effects, such as fires; leaks or spills of gases, natural gas odorant or radioactive material; damage to natural resources; or other impacts to affected communities. Any of these occurrences could decrease revenues and earnings and/or increase costs, including maintenance costs or restoration expenses, amounts associated with claims against us, and regulatory fines, penalties and disallowances. In some cases, we may be liable for damages even though we are not at fault, such as when the doctrine of inverse condemnation applies, which we discuss below under “Risks Related to Sempra California – Operational Risks.” For our regulated utilities, these costs may not be recoverable in rates or recovery may be insufficient or delayed. Insurance coverage for these costs may continue to increase or become prohibitively expensive, be disputed by insurers, or become unavailable for certain of these risks or at adequate levels or in certain geographic locations, and any insurance proceeds may be insufficient to cover our losses or liabilities due to limitations, exclusions, high deductibles, failure to comply with procedural requirements or other factors. We discuss the risks related to insurance for wildfire liabilities below under “Risks Related to Sempra California — Operational Risks.” Such incidents that do not directly affect our facilities may impact our business partners, supply chains and transportation and communication channels, which could negatively affect our ability to operate. Moreover, weather-related incidents have become more prevalent, unpredictable and severe due to climate change or other factors. As a result, these incidents could have a greater impact on our businesses than currently anticipated and, for our regulated utilities, rates may not be adequately or timely adjusted to reflect any such increased impact. Any such outcome could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
2024 Form 10-K | 41

We face evolving cybersecurity and technology resiliency risks associated with the energy grid, pipelines, storage and other infrastructure as well as the collection of personal, sensitive and confidential information.
Our significant use of and reliance on complex technologies and information systems in our operations, including our increasing deployment of new technologies, such as advanced forms of automation and artificial intelligence, and virtualization of many business activities, and our collection and retention of personal, sensitive and confidential information, represent large-scale opportunities for attacks on, vulnerabilities in or other failures of our information systems, information and energy grid and infrastructure. Our digitalization and grid modernization efforts, including the networking of operational technology assets such as substations, continue to increase the potential vulnerabilities and points of failure in our information systems. We are also at risk of attacks on, vulnerabilities in or other failures of third-party vendors’ and/or regulators’ technologies and systems, depending on the level of access these vendors and agencies have to our information and systems. Viruses, ransomware, malware and other forms of cyber-attacks targeting utility systems and other energy infrastructure are continuously increasing in sophistication, magnitude and frequency, may not be recognized until launched against a target and may further escalate during periods of heightened geopolitical tensions. Accordingly, we may be unable to anticipate these techniques or to implement adequate preventative measures, making it impossible for us to eliminate this risk.
Our businesses also face challenges related to data governance, including the need to manage and secure large volumes of electronic data with the aim to meet regulatory requirements and create a foundation for the potential use of artificial intelligence tools. SDG&E and SoCalGas are increasingly required to disclose large amounts of data (including customer personal information and energy use data) to support state energy initiatives, increasing the risks of inadvertent disclosure or unauthorized access of sensitive information. Moreover, all our businesses operating in California (and in other states and countries that have similar laws) are subject to enhanced state privacy laws, which require companies that collect information about California residents to, among other things, disclose their data collection, use and sharing practices; allow consumers to opt out of certain data sharing with third parties; and assume liability for unauthorized disclosure of certain highly sensitive personal information.
Although we make significant investments in risk management, technology resiliency and information security measures for the protection of our systems and data, these measures could be insufficient or otherwise fail, particularly against attacks involving sophisticated adversaries, including nation-state actors, or outages involving key technology vendors. The costs and operational consequences of implementing, maintaining and enhancing these measures are significant and expected to increase to address evolving cyber risks. We often rely on third-party vendors to deploy new technologies and maintain and update our systems (including providing security updates), and these third parties may not have adequate risk management, technology resiliency and information security measures with respect to their systems or may fail to timely provide and install software updates. Although we have not experienced a material breach of our information systems or data, we and some of our vendors have been and will likely continue to be subject to breaches of and attempts to gain unauthorized access to our systems or data or efforts to otherwise disrupt our operations. Any actual or perceived noncompliance with applicable data privacy and security laws or any incidents impacting our or our vendors’ information systems; the integrity of the energy grid, our pipelines or our distribution, storage and other infrastructure; or our personal, sensitive and confidential information could result in disruptions to our business operations, regulatory compliance failures, inability to produce accurate and timely financial statements, energy delivery failures, financial and reputational loss, litigation, violations of applicable laws and fines or penalties, any of which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. Although Sempra currently maintains cyber liability insurance, this insurance is limited in scope and subject to exceptions, conditions and coverage limitations and may not cover the costs associated with a cybersecurity incident, and there is no guarantee that the insurance we currently maintain will continue to be available at rates we believe are reasonable.
We actively seek opportunities in the market through acquisitions, partnerships, JVs and divestitures.
We diligently analyze the financial viability of each acquisition, divestiture, partnership and JV we pursue. However, our diligence may prove to be insufficient and there could be latent or unforeseen defects. In addition, we may not realize all the anticipated benefits from future acquisitions, divestitures, partnerships or JVs for various reasons, including difficulties integrating or separating operations and personnel effectively or in a timely manner, higher or unexpected transaction or operating costs, unknown liabilities, and fluctuations in markets. Any of these outcomes could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
We face risks related to increasing activities and projects intended to advance new energy technologies.
We regularly participate in research, development and demonstration projects and other activities designed to develop new technologies in the energy space, including those related to hydrogen, liquefaction, energy storage, microgrids, carbon sequestration, and grid modernization. These activities and projects involve significant employee time, as well as substantial capital resources that may not be recoverable in rates or, with respect to our businesses that are not regulated utilities, may not be
2024 Form 10-K | 42

able to be passed through to customers. We have sought and continue to seek a variety of federal and state funding opportunities, such as government incentives and subsidies under the IRA, for these activities and projects. These efforts can involve significant employee resources and increased compliance requirements and have not always been successful in securing funding on acceptable terms or at all. In some cases, applicable compliance requirements may cost more than the potential funding opportunity, limiting our ability to pursue available funding. In addition, the timing to complete these activities and projects is inherently uncertain and may require significantly more resources than we initially anticipate. Moreover, many of these technologies are in the early stage of development and may not prove economically and technically feasible or be accepted by regulators, and the applicable activities and projects may not be completed. If any of these circumstances occurs, we may not receive an adequate or any return on our investment in these activities and our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected.
The operation of our facilities depends on good labor relations with our employees and our ability to attract and retain qualified personnel.
Our businesses depend on recruiting, developing and retaining qualified personnel. Several of our businesses have in place collective bargaining agreements with different labor unions, which are generally negotiated on a company-by-company basis. At December 31, 2024, employees covered under collective bargaining agreements were 38%, 30% and 55%, respectively, of Sempra’s, SDG&E’s and SoCalGas’ workforce, of which the collective bargaining agreements covering 29%, 0% and 55% of employees, respectively, expire within one year (and in the case of SoCalGas, the collective bargaining agreement expired in February 2025). Any prolonged negotiation or failure to reach an agreement on these labor contracts as they are up for renewal could result in work stoppages or other labor disruptions. For SoCalGas, negotiations for a new collective bargaining agreement are presently ongoing. Until a new collective bargaining agreement is ratified by employees, there could be labor disruptions. Additionally, we have faced a shortage of experienced and qualified personnel in certain specialty operational positions and could experience disruptions from recruiting or retention challenges for personnel in those positions. Any labor disruption, negotiated wage or benefit increases or other challenges, whether due to union activities, employee turnover, labor shortages or otherwise, could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Our businesses depend on the performance of counterparties.
Our businesses depend on the performance of business partners, customers, suppliers, contractors, and other counterparties under contractual and other arrangements to provide, among other things, services, equipment, or commodities. If they fail to perform their obligations in accordance with these arrangements or elect to exercise their early termination rights, we may be unable to meet our obligations and may be required to enter into alternative arrangements or honor our underlying commitments at then-current market prices, which may result in losses or delays or other operational disruptions. Any efforts to enforce the terms of these arrangements through legal or other means could involve significant time and costs and would be unpredictable and subject to failure. In addition, many of these arrangements and relationships with counterparties are important for the development, construction and operation of our projects and growth of our businesses. We also may not be able to secure replacement agreements with other counterparties on favorable terms, in a timely manner or at all if any of these arrangements terminate. Further, we often face counterparty credit risk with respect to customers, suppliers, and other counterparties and, although we perform credit analyses prior to extending credit or entering into transactions with such counterparties, we may not be able to collect the amounts owed to us, which could be significant and present an increased risk for our long-term supply, sales and capacity contracts. Volatility and disruptions in capital and credit markets could have a negative impact on our counterparties and their ability to meet their obligations. Sempra Infrastructure also faces risks related to doing business with PEMEX and the CFE, which are Mexican state-owned enterprises, including their financial solvency and regulation by the Mexican government and the risk that they fail to meet their respective contractual obligations, among others. Any delay or default in payment of our counterparties’ financial obligations could result in our recording of a provision for credit losses on past due receivable balances and lower revenues, as was the case in 2023 and 2024 for a customer at Sempra Infrastructure. The failure of any of our counterparties to perform in accordance with their arrangements with us could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
In addition, Sempra Infrastructure’s ECA Regas Facility has long-term capacity agreements with a limited number of counterparties and also enters into short-term and/or long-term supply agreements to purchase LNG to be received, stored and regasified for sale to other parties. Cameron LNG JV has long-term liquefaction and regasification tolling agreements with three counterparties that collectively subscribe for the full nameplate capacity of the Cameron LNG Phase 1 facility, and long-term sale and purchase agreements are in place for the expected capacity at the ECA LNG Phase 1 and PA LNG Phase 1 projects under construction. The long-term nature of these agreements and the small number of customers at each of these facilities exposes us to risks, including increased risk if these counterparties fail to meet their contractual obligations on a timely basis, increased credit risks, and risks associated with our relationships with these counterparties, including increased impacts of disputes or other similar
2024 Form 10-K | 43

issues which we have experienced in the past. Any such issues that arise in the future with respect to our long-term contracts could lead to significant legal and other costs, result in cancelation of certain key contracts or otherwise adversely affect our relationships with long-term customers, suppliers or partners, and could negatively impact the reliability of revenues from the applicable projects and the prospects for any implicated development projects. Any such event could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure’s obligations and those of its counterparties, such as its LNG customers, are contractually subject to suspension or termination for force majeure events, which generally are beyond the control of the parties. Force majeure declarations may also have attendant negative consequences, or loss or deferral of revenue arising from non-deliveries of natural gas from suppliers or LNG to customers in certain circumstances. Also, certain force majeure events may impact the contractors constructing Sempra Infrastructure’s projects, which may result in delays or increased costs. Sempra Infrastructure may have limited remedies available for certain failures to perform, including limitations on damages that may prohibit recovery of costs incurred for any breach of an agreement. Any such occurrence could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Sempra Infrastructure engages in JVs and invests in companies in which other equity partners have or share with us control over the applicable project or investment. Sempra Texas also invests in companies it does not control or manage. We discuss the risks related to such arrangements above under “Risks Related to Sempra – Operational and Structural Risks.”
Financial Risks
Our debt service obligations expose us to risks and could require additional equity securities issuances by Sempra or sales of equity interests in subsidiaries or projects under development.
We have significant debt service obligations and an ongoing need for significant amounts of additional capital, which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects by, among other things:
▪making it more difficult and costly to service, pay or refinance debts as they come due, particularly when interest rates increase or economic or industry conditions are otherwise unfavorable
▪limiting flexibility to pursue strategic opportunities or react to business developments or industry changes
▪causing lenders to require materially adverse terms for new debt, such as restrictions on uses of proceeds, limitations on incurring additional debt, paying dividends, repurchasing stock, or receiving distributions from subsidiaries or equity method investments and the creation of liens
In January 2025, S&P revised Sempra’s outlook to negative from stable and downgraded SoCalGas’ issuer credit rating to A- from A. Sempra aims to maintain or improve its credit ratings, but we may not be able to do so. To maintain these credit ratings, we may seek to reduce our outstanding indebtedness or our need for additional indebtedness by reducing or postponing discretionary, non-safety related capital expenditures or investments in new businesses. Additionally, we may issue equity securities, including in our ATM program (such as our November 2024 forward sale agreement under the ATM program for the sale of 2,909,274 shares), or sell equity interests in our subsidiaries or development projects. We may not be able to complete any such equity sales on acceptable terms or at all, and any new equity issued by Sempra may dilute the voting rights and economic interests of Sempra’s existing equity holders. Any such outcome could have a material adverse effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.
The availability and cost of debt or equity financing could be negatively affected by market and economic conditions and other factors.
Our businesses are capital-intensive, with significant and increasing capital spending expected in future periods. In general, we rely on long-term debt to fund a significant portion of our capital expenditures and repay or refinance outstanding debt, and we rely on short-term debt to fund a significant portion of day-to-day operations. Sempra has also raised and may continue to seek capital by issuing equity, including in our ATM program, or selling equity interests in our subsidiaries or investments.
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
In addition to market and economic conditions, factors that can affect the availability and cost of capital include:
▪adverse changes to laws and regulations, including recent and proposed changes to energy market regulation in Mexico
2024 Form 10-K | 44

▪for Sempra and SDG&E, risks related to California wildfires
▪for Sempra, SDG&E and SoCalGas, any deterioration of or uncertainty in the political or regulatory environment for local natural gas distribution companies operating in California
▪credit ratings downgrades, such as S&P’s January 2025 actions that revised Sempra’s outlook to negative from stable and downgraded SoCalGas’ issuer credit rating to A- from A.
Credit rating agencies may downgrade our credit ratings or place them on negative outlook.
Credit rating agencies routinely evaluate Sempra, SDG&E, SoCalGas, SI Partners and certain of our other businesses whose ratings are based on several factors, including the factors described below and, generally, the ability to generate cash flows; terms and levels of indebtedness, including the credit rating agencies’ treatment of certain types of indebtedness, such as subordinated indebtedness which is given partial equity credit but carries a higher interest rate than comparable senior indebtedness; overall financial strength; specific transactions or events, such as share repurchases and significant litigation; the status of certain capital projects, including our LNG projects; and general economic and industry conditions. These credit ratings could be downgraded or subject to other negative rating actions at any time, such as S&P’s January 2025 actions that revised Sempra’s outlook to negative from stable and downgraded SoCalGas’ issuer credit rating to A- from A. We discuss these credit ratings in “Part II – Item 7. MD&A – Capital Resources and Liquidity.”
For Sempra, the Rating Agencies have noted that the following events, among others, could lead to negative ratings actions:
▪expansion of natural gas liquefaction projects or other unregulated businesses in a manner inconsistent with its present level of credit quality
▪the PA LNG Phase 1 project experiences higher construction costs
▪Sempra’s consolidated financial measures consistently weaken, or it fails to meet certain financial credit metrics
▪catastrophic wildfires caused by SDG&E or by any California electric IOUs that participate in the Wildfire Fund, which could exhaust the fund earlier than expected
▪a ratings downgrade at SDG&E, SoCalGas, Oncor and/or SI Partners
For SDG&E, the Rating Agencies have noted that the following events, among others, could lead to negative ratings actions:
▪catastrophic wildfires caused by SDG&E or by any California electric IOUs that participate in the Wildfire Fund, which could exhaust the fund earlier than expected
▪a consistent weakening of SDG&E’s financial metrics, or it fails to meet certain financial credit metrics
▪a deterioration in the regulatory environment, including credit negative outcomes of its pending regulatory proceedings
▪a ratings downgrade at Sempra
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
For SI Partners, the Rating Agencies have noted that the following events, among others, could lead to negative ratings actions:
▪SI Partners’ failure to meet certain financial credit metrics
▪a deterioration in SI Partners’ business risk profile, including incremental construction risk or adverse changes in the operating environment in Mexico
▪the PA LNG Phase 1 project experiences challenges or delays in construction that have an adverse financial impact on SI Partners
▪a ratings downgrade at Sempra, IEnova, Cameron LNG, LLC and/or Port Arthur LNG, LLC
A downgrade of any of our businesses’ credit ratings or ratings outlooks, as well as the reasons for such downgrades, could materially adversely affect the interest rates at which borrowings can be made and debt securities issued and the various fees on our credit facilities. This could make it more costly to borrow money, issue securities and/or raise other types of capital, any of which could reduce our ability to meet our debt obligations and contractual commitments and, in the case of SDG&E and SoCalGas, increase customer rates, and otherwise materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
2024 Form 10-K | 45

We do not fully hedge our assets or contract positions against changes in commodity prices or interest rates, and for positions that are hedged, our hedging mechanisms may not mitigate our risk or reduce our losses as intended.
We use forward contracts, futures, financial swaps and/or options, among other mechanisms, to hedge a portion of our known or anticipated purchase and sale commitments, inventories of natural gas and LNG, natural gas storage and pipeline capacity and electric generation capacity in an effort to reduce our, and for SDG&E and SoCalGas, customers’ financial exposure related to commodity price fluctuations. In addition, we have used and may continue to use similar financial instruments to hedge against changes in interest rates. The extent to which we hedge our positions varies over time. Certain derivative instruments are recorded at fair value through earnings to reflect movements in the price of the derivative, which has recently and could in the future create volatility in our earnings. The effect of such commodity derivative instruments for SDG&E and SoCalGas are passed through to customers in rates without markup. To the extent we have unhedged positions, or if any hedging counterparty fails to fulfill its contractual obligations or if our hedging strategies do not work as intended, fluctuating commodity prices and interest rates could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
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
An impairment of our goodwill or long-lived assets could result in a material charge to earnings.
We test long-lived assets, including equity method investments, for recoverability when events or changes in circumstances have occurred that may affect the recoverability or the estimated useful lives of the assets. We test goodwill for impairment annually or when events or changes in circumstances necessitate a valuation. We could experience such an event or change in circumstances from, among other things, (i) an inability to operate our existing facilities, (ii) an inability to collect from customers, (iii) changes to laws or regulations or other circumstances affecting the energy sector or our assets in Mexico, (iv) adverse rulings in lawsuits, binding arbitrations, regulatory proceedings, audits and other proceedings materially impacting our businesses, including our equity method investments such as Oncor Holdings and Cameron LNG JV, and (v) more generally any loss of permits or approvals that requires us to adjust or cease certain operations and any failure to complete or receive an adequate return on our investments in capital projects. A material charge to earnings from an impairment loss could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Market performance or changes in other assumptions could require unplanned contributions to pension and PBOP plans.
Sempra, SDG&E and SoCalGas provide defined benefit pension and PBOP plans to eligible employees and retirees. The cost of providing these benefits is affected by many factors, including the market value of plan assets and the other factors described in Note 8 of the Notes to Consolidated Financial Statements and “Part II – Item 7. MD&A – Capital Resources and Liquidity.” A decline in the market value of plan assets or an adverse change in any of these other factors could cause a material increase in our funding obligations for these plans, which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
2024 Form 10-K | 46

Legal and Regulatory Risks
We face risks related to failures and delays in obtaining and maintaining permits, licenses, franchises and other approvals required by our businesses.
The industries in which we operate are subject to extensive regulation, and our businesses require numerous permits, licenses, rights-of-way, franchises, certificates and other approvals from federal, state, local and foreign governmental agencies. These approvals may not be granted in a timely manner (including due to potential staffing issues at U.S. regulatory agencies) or at all or may be modified, rescinded or fail to be extended for a variety of reasons, including due to legal or regulatory changes or political considerations. The City of San Diego is studying the feasibility of municipalization as a potential alternative to SDG&E’s existing electric franchise agreement, and various aspects of SDG&E’s natural gas and electric franchise agreements have also been challenged in two lawsuits that we discuss in Note 15 of the Notes to the Consolidated Financial Statements. At Sempra Infrastructure, amendments to Mexico’s Constitution and to Mexico’s Electricity Industry Law have the potential to increase government control and participation in the energy sector and may require the CRE to revoke Sempra Infrastructure’s self-supply permits deemed improperly obtained under a legal standard that is ambiguous and not well defined under the law. Obtaining or maintaining required approvals could result in higher costs or the imposition of conditions or restrictions on our operations. Further, noncompliance by us or certain of our customers with the terms of these approvals could result in their modification, suspension or rescission and subject us to lost revenue, fines and penalties. If any of these approvals are suspended, rescinded or otherwise terminated or modified in a manner that makes our continued operation of the applicable business prohibitively expensive or otherwise impracticable, we may be required to adjust or temporarily or permanently cease certain of our operations, sell the associated assets or remove them from service and/or construct new assets intended to bypass the impacted area, in which case we may lose some of our rate base or revenue-generating assets, our development projects may be negatively affected and we may incur impairment charges or other costs that may not be recoverable. The occurrence of any of these events could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
From time to time, we invest funds in projects prior to receiving all regulatory approvals. We may be unable to recover any or all amounts invested in such projects if:
▪there is a delay in obtaining these approvals
▪any approval is conditioned on changes or other requirements that increase costs or impose restrictions on our existing or planned operations
▪we fail to obtain or maintain these approvals or comply with them or other applicable laws or regulations
▪we are involved in litigation that adversely impacts any approval or rights to the applicable property or assets
▪management decides not to proceed with a project
Our inability to recover funds invested in these projects could materially increase our costs, result in material impairments, and otherwise materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
We face risks related to environmental and climate change regulation and the costs of the energy transition.
The impacts from the mitigation of climate change and related regulations may increase the costs we incur to procure and transmit energy and provide other services. The changes in costs and preferences for lower carbon and renewable energy sources may impact the demand for, consumption of, and type of energy we transmit and distribute.
Environmental and Climate Change Regulation
We are subject to extensive federal, state, regional, local and foreign statutes, orders, rules and regulations relating to climate change and environmental protection. To comply with these requirements, we must expend significant capital and employee resources on environmental monitoring, surveillance and other measures to track performance; acquisition and installation of pollution control equipment; mitigation efforts; and emissions fees, which could increase as a result of various factors we may not control, including changing laws and regulations, increased readiness and enforcement activities, delays in the renewal and issuance of permits, and changes to the mix of energy we transmit and distribute. In addition, we are generally responsible for hazardous substances and other contamination on and the conditions of our projects and properties, regardless of when these conditions arose and whether they are known or unknown. We have been and may in the future be required to pay environmental remediation costs at former facilities and off-site waste disposal sites where any of our businesses is identified as a PRP under federal, state and local environmental laws. For our regulated utilities, some or all of these costs may not be recoverable in rates. Failure to comply with environmental laws and regulations may subject us to fines and penalties, including criminal penalties in some cases, and/or curtailment of our operations. Moreover, increasing international, national, regional, state and local environmental concerns and related changes to applicable legal and regulatory frameworks, such as requirements for increased monitoring and surveillance, disclosures on environmental performance, pollution monitoring and control equipment, safety
2024 Form 10-K | 47

practices, emissions fees, taxes, penalties or other obligations or restrictions, may have material negative effects on our operations, costs, corporate planning, and the scope and economics of proposed infrastructure projects or other capital expenditures. Any of these outcomes could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
In particular, legislation and regulation designed to reduce GHG emissions and mitigate climate change are proliferating, as we discuss in “Part I — Item 1. Environmental Matters.” California’s goals are facing cost pressures and may experience delays or other challenges that could cause the state to modify its laws and rules, resulting in significant uncertainty. These or other similar laws and rules may materially restrict our operations, negatively impact demand for our services and/or the energy we transmit and distribute, limit development opportunities, force costly or otherwise burdensome changes to our operations, negatively impact customer affordability, or otherwise materially adversely affect us.
Additionally, the SEC’s final rules on climate-related disclosures and California laws requiring expansive disclosures on GHG emissions and other environmental measures, targets and claims could subject us to liability for these disclosures as well as significant compliance costs and could have other consequences that may be difficult to predict, including negative sentiment from current and potential investors, regulators or other groups. These new disclosure requirements may use different reporting frameworks and methodologies, such as reporting boundaries, which may further increase compliance costs and the risk of compliance failures and may create confusion for stakeholders. Moreover, these disclosure requirements could increase the risk that we become subject to climate change lawsuits. Defense costs associated with such litigation could be significant, and any adverse outcome could require substantial capital expenditures or payment of substantial penalties or damages. Although these new disclosure requirements are subject to challenges in pending lawsuits and may change as a result of further agency action, any of these outcomes could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Other Energy Transition Risks
The energy transition in California and elsewhere, including decarbonization goals, has introduced uncertainty in long-term investor support, leading some to reduce investment in or divest from our sector. Maintaining investor confidence and attracting capital at a competitive cost will depend, in part, on demonstrating our ability to address material business risks related to climate and our efforts to help achieve the goals of our consumers and the markets and jurisdictions where we operate. In an effort to maintain a sustainable and durable business risk profile and continue to focus on value creation, Sempra has evaluated and updated its climate aspirations to reflect the changing policy, regulatory, commercial and technological landscape, including stakeholders’ evolving focus on reliability, resiliency and affordability and the pace and impact of climate and other public policies. Following this evaluation, Sempra now aims to have net-zero scope 1 and 2 GHG emissions by 2050, with an interim target of 50% scope 1 and 2 GHG emissions reductions by 2035 (this interim target applies to Sempra California and Sempra Infrastructure’s Mexico (non-LNG) operations and is relative to a 2019 baseline). While the company no longer has a specific goal to achieve net-zero scope 3 GHG emissions by 2050, the capabilities we are developing through our energy transition action plan could also support the reduction of scope 3 GHG emissions and help meet regulatory, consumer and market demand for lower- and zero-carbon energy. Sempra’s, SDG&E’s and SoCalGas’ abilities to advance their respective net-zero and other climate objectives will depend on many factors, some of which we do not control, including supportive federal and state energy laws, policies, incentives, tax credits and regulatory decisions; cost and affordability considerations; development, commercialization and regulatory acceptance of alternative and lower-carbon energy sources, including cleaner fuels; successful research and development efforts focused on lower carbon technologies that are economically and technically feasible; cooperation from our partners, financing sources and commercial counterparties; customer participation in conservation and energy efficiency programs; our ability to execute our planned investments in our infrastructure; and consumers’ decisions and preferences. In addition, forecasting to 2035, 2045 and 2050 is inherently speculative without knowing the trajectory of the energy transition. As a result, although we are dedicated to progress on our climate aims and are continuing to develop capabilities designed to reduce GHG emissions from our own operations as well as to support consumers’ and markets’ own climate goals, we may not be successful in achieving these objectives.
We will need to continue to expend capital and employee resources to develop and deploy new technologies and modernize grid systems to meet the demand for lower carbon and reliable energy in California and elsewhere and achieve our climate aspirations and those mandated by applicable authorities, which may not be recoverable in rates or, with respect to our businesses that are not regulated utilities, may not be able to be passed through to customers. Even if such costs are recoverable, these costs, coupled with necessary safety and reliability investments, may negatively impact the affordability of SDG&E’s and SoCalGas’ customer rates and, for our businesses that are not regulated utilities, may cause costs to increase to levels that reduce customer demand and growth. SDG&E and SoCalGas, as well as any of our other businesses affected by GHG emissions reduction and mitigation and renewable energy mandates, may also be subject to fines and penalties if mandated goals are not met, and all our businesses could suffer difficulties attracting investors and business partners, reputational harm and other negative effects if we do not meet or if
2024 Form 10-K | 48

we further modify our GHG emissions reduction aims or there are negative views about our environmental disclosures or practices generally.
We develop our capital expenditure plans based on forecasts as well as regulatory and compliance requirements, including those related to safety, reliability and load growth, gas system planning, and transportation electrification, which generally assume that California will continue to pursue consistent environmental and climate-related policies. If the federal government withdraws its support for grid and infrastructure modernization or prohibits California from pursuing its environmental and climate-related policies, or if California changes its policies, SDG&E, SoCalGas and Sempra may be unable to meet their respective aims.
The occurrence of any of these risks could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
We are subject to complex tax and accounting requirements that expose us to risks.
We are subject to complex tax and accounting requirements. These requirements may undergo changes at the federal, state, local and foreign levels, including in response to economic or political conditions. Compliance with these requirements, including changes to them or how they are implemented, interpreted or enforced, could increase our operating costs and materially adversely affect how we conduct our business. New tax legislation, regulations or interpretations or changes in tax policies in the U.S., Mexico or other countries in which we operate or do business could negatively affect our tax expense and/or tax balances and our businesses generally. Any failure to comply with these requirements could subject us to fines and penalties, including criminal penalties in some cases. The occurrence of any of these risks could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
We may be negatively impacted by the outcome of litigation or other proceedings in which we are involved.
Our businesses are involved in a number of lawsuits, appeals, binding arbitrations, regulatory investigations and other proceedings. We discuss material pending proceedings in Note 15 of the Notes to Consolidated Financial Statements. Our businesses also may become involved in new proceedings that we do not consider material, such as the approximately 28,000 proofs of claim that have been filed on behalf of persons who assert the right to file lawsuits in the future based on alleged exposure to asbestos in power plants designed and/or built by certain predecessor entities we acquired in connection with our acquisition of our majority interest in Oncor. We have spent, and continue to spend, substantial money, time and employee and management focus on lawsuits and other proceedings. The uncertainties inherent in lawsuits and other proceedings make it difficult to estimate with any degree of certainty the timing, costs and ranges of costs or outcome of these matters, and changes or disruptions to the judicial system, such as the nationwide strike by the Mexican judiciary in 2024 in response to recent Mexican Constitutional reforms that require all judges to be elected rather than appointed, could result in delays, increased costs, or unfavorable outcomes. In addition, juries have demonstrated a willingness to grant large awards, including punitive damages, in response to personal injury, product liability, property damage, nuisance, and other claims. Accordingly, actual costs incurred have and may continue to differ materially from insured or reserved amounts and may not be recoverable, in whole or in part, from insurance or in customer rates. Any of the foregoing could cause reputational damage and otherwise materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
RISKS RELATED TO SEMPRA CALIFORNIA
Operational Risks
Wildfires in California pose risks to Sempra, SDG&E and SoCalGas.
More and Increasingly Severe Wildfires
In recent years, California has experienced some of the largest wildfires (measured by acres burned and/or structures destroyed) in its history. Frequent and severe drought conditions, inconsistent and extreme swings in precipitation, changes in vegetation, unseasonably warm temperatures, low humidity, strong winds and other factors have increased the duration of the wildfire season and the intensity, prevalence and difficulty of prevention and containment of wildfires in California, including in SDG&E’s and SoCalGas’ service territories. Changing weather patterns, including as a result of climate change, could exacerbate these conditions. Certain of California’s local land use policies and forestry management practices have allowed for the construction and development of residential and commercial projects in high-risk fire areas, which could lead to increased third-party claims and greater losses related to fires for which SDG&E or SoCalGas may be liable. The LA Fires damaged some of SoCalGas’ natural gas infrastructure and significant third-party property and resulted in service disruptions in some of its service territory.
2024 Form 10-K | 49

Future wildfires in SDG&E’s or SoCalGas’ service territories could compromise SDG&E’s and SoCalGas’ electric and natural gas infrastructure and result in further service disruptions. Any such wildfires in SDG&E’s and SoCalGas’ territories (or outside of SDG&E’s territory in the event the Wildfire Fund is materially diminished) could materially adversely affect SDG&E’s, SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects, which we discuss further in this risk factor below and above under “Risks Related to All Sempra Businesses – Operational Risks.”
The Wildfire Legislation
In July 2019, the Wildfire Legislation was signed into law, which we discuss in Note 1 of the Notes to Consolidated Financial Statements. The Wildfire Legislation’s legal standard for the recovery of wildfire costs may not be implemented effectively or applied consistently, we may not be eligible for the Wildfire Legislation’s cap on wildfire-related liability if SDG&E fails to maintain a valid annual safety certification from the OEIS or meet other requirements, and/or the Wildfire Fund could be exhausted due to claims against the fund by SDG&E or other participating IOUs as a result of fires in their respective service territories, any of which could have a material adverse effect on Sempra’s and SDG&E’s results of operations, financial condition, cash flows and/or prospects. PG&E is seeking reimbursement from the Wildfire Fund for losses associated with the Dixie Fire, which burned from July 2021 through October 2021. In addition, fires of the size and scope of the recent LA Fires, if found to have been caused by a participating IOU, could have a material adverse effect on the Wildfire Fund. In the case of the LA fires, the causes of these fires have not been determined and therefore these fires may not impact the Wildfire Fund.
In addition, the Wildfire Legislation did not change the doctrine of inverse condemnation, which imposes strict liability (meaning that liability is imposed regardless of fault) on a utility whose equipment is determined to be a cause of a fire. In such an event, the utility would be responsible for the costs of damages, including business interruption losses, interest and attorneys’ fees, even if the utility is not found negligent. In the past, the CPUC has denied recovery of incurred costs associated with wildfire claims despite the doctrine of inverse condemnation, which was historically based on the ability of a utility to pass such costs through to rate payers. The doctrine of inverse condemnation also is not exclusive of other theories of liability, such as negligence, under which additional liabilities, such as fire suppression, clean-up and evacuation costs, medical expenses, and personal injury, punitive and other damages, could be imposed. We are unable to predict the impact of the Wildfire Legislation on SDG&E’s ability to recover costs and expenses if SDG&E’s equipment is determined to be a cause of a fire, and specifically in the context of the application of inverse condemnation.
Cost Recovery Through Insurance or Rates
As a result of California’s doctrine of inverse condemnation, substantial losses recorded by insurance companies, and increased wildfire risk, obtaining insurance coverage for wildfires potentially associated with SDG&E’s equipment (or, to a lesser extent, SoCalGas) has become increasingly difficult and costly. If these conditions continue or worsen, including as a result of the LA Fires, insurance for wildfire liabilities may become unavailable or may become prohibitively expensive and we may be denied recovery of insurance cost increases through the regulatory process. In addition, insurance for wildfire liabilities may not be sufficient to cover all losses we may incur, or it may not be available to meet the $1.0 billion of primary insurance required by the Wildfire Legislation. Wildfire insurance may also become prohibitively expensive or unavailable for homeowners and businesses in SDG&E’s service territory, potentially increasing SDG&E’s financial exposure if a wildfire is found to be caused by SDG&E’s equipment. We are unable to predict whether we would be able to recover in rates or from the Wildfire Fund the amount of any uninsured losses. A loss that is not fully insured, is not sufficiently covered by the Wildfire Fund and/or cannot be recovered in customer rates could materially adversely affect Sempra’s and one or both of SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
Wildfire Mitigation Efforts
Although we expend significant resources on measures designed to mitigate wildfire risks, these measures may not be effective in preventing wildfires or reducing our wildfire-related losses, and their costs may not be fully recoverable in rates. SDG&E is required by California law to submit wildfire mitigation plans for approval by the OEIS and could be subject to increased risks if these plans are not approved in a timely manner or SDG&E is determined to not have substantially complied with its approved plans, including the risk of fines or penalties for noncompliance. One of our wildfire mitigation strategies is to de-energize certain circuits for safety when there is elevated weather-related wildfire ignition risk. These “public safety power shutoffs” have been subject to scrutiny by various stakeholders, including customers, regulators and lawmakers, which could increase the risk of liability for damages associated with these events if SDG&E is found not to have acted within applicable guidelines and regulations. Such costs may not be recoverable in rates. Unrecoverable costs, adverse legislation or rulemaking, stakeholder scrutiny, ineffective wildfire mitigation measures or other negative effects associated with these efforts could materially adversely affect SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
2024 Form 10-K | 50

The electricity industry is undergoing significant change, including increased deployment of renewable energy sources and energy storage, technological advancements, evolving procurement service standards, and political and regulatory developments.
Electric utilities in California are experiencing increasing deployment of solar and wind generation, including DER, energy storage and energy efficiency and demand management technologies, and California’s environmental policy objectives are accelerating the pace and scope of these changes. This growth will require further modernization of the electric grid to, among other things, accommodate increasing two-way flows of electricity and increase the grid’s capacity to interconnect these resources. In addition, attaining California’s clean energy goals will require sustained investments in transmission and distribution grid modernization, renewable energy integration projects, energy efficiency programs, operational and data management systems, and electric vehicle and energy storage infrastructure, which may increase exposure to overall grid instability and technology obsolescence. The growth of third-party energy storage alternatives and other technologies also may increasingly compete with SDG&E’s traditional transmission and distribution infrastructure in delivering electricity to consumers. Certain FERC transmission development projects are open to competition, allowing independent developers to compete with incumbent utilities for the construction and operation of transmission facilities. The CPUC is conducting various proceedings regarding DER, including the evaluation of special programs and pilot projects; changes to the planning and operation of the electric grid to prepare for higher penetration of DER; future grid modernization investments; the deferral of traditional grid investments by DER; and the role of the electric grid operator. These proceedings and the broader changes in California’s electricity industry could result in new regulations, policies and/or operational changes that could materially adversely affect SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Most of SDG&E’s customers receive electric procurement service from a load-serving entity other than SDG&E through programs such as CCA and DA. CCA is only available if a customer’s local jurisdiction (city or county) offers such a program, as is the case with the City of San Diego and certain other jurisdictions in SDG&E’s service territory, and DA is currently limited by a cap based on gigawatt hours. As a result of customers electing CCA and DA services, SDG&E’s historical energy procurement commitments for future deliveries exceed the needs of its remaining bundled customers. To help achieve the goal of ratepayer indifference (as to whether customers’ energy is procured by SDG&E or by CCA or DA), the CPUC revised the Power Charge Indifference Adjustment framework. The framework is intended to more equitably allocate SDG&E’s procurement cost obligations among customers served by SDG&E and customers now served by CCA and DA. If the framework or other mechanisms designed to achieve ratepayer indifference do not perform as intended, if the law changes, or if the law is not interpreted or enforced as expected, SDG&E’s remaining bundled customers could experience large increases in rates for commodity costs under commitments made on behalf of CCA and DA customers prior to their departure or, if all such costs are not recoverable in rates, SDG&E could experience material increases in its unrecoverable commodity costs. Any of these outcomes could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Natural gas continues to be the subject of political and public debate, including a desire by some to reduce or eliminate reliance on natural gas as an energy source.
Certain California legislators, regulators and other stakeholders have expressed a desire to limit or eliminate reliance on natural gas as an energy source through increased use of renewable electricity and electrification. Reducing methane emissions also has become a major focus of certain local, state and federal agencies, resulting in passed or proposed legislation, regulation, policies and ordinances to prohibit or restrict the use of natural gas in new buildings, appliances and other applications. These actions could have the effect of reducing natural gas use over time, and the combination of reduced load and increasing costs to maintain the gas system could negatively impact affordability for remaining natural gas customers.
In February 2017, the CPUC opened proceeding SB 380 OII relating to SoCalGas to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, including analyzing alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated. In December 2024, the CPUC approved an FD in the SB 380 OII finding that the Aliso Canyon natural gas storage facility is currently necessary for natural gas and electric reliability and affordable rates and closed the OII. Among other things, and subject to future CPUC biennial reviews and potential additional proceedings, the FD authorizes the Aliso Canyon natural gas storage facility to continue operating and sets the maximum working natural gas storage level at 68.6 bcf. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we would record an impairment of the facility, which could be material, we could incur materially higher than expected operating costs and/or be required to make material additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized. Any such outcome could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects. We discuss proceeding SB 380 OII in Note 15 of the Notes to Consolidated Financial Statements.
2024 Form 10-K | 51

CARB, California’s primary regulator for GHG emissions reduction programs, is evaluating various options for reducing natural gas demand through building decarbonization measures and is considering a proposed statewide zero-emissions standard for space and water heaters. Additionally, the CEC adopted changes to the Title 24 California Building Standards Code that require newly constructed residential and commercial buildings to include heat pump technologies for space and water heating beginning in 2026.
The CPUC has an open proceeding to establish policies, processes, and rules governing safe and reliable gas system operation and long-term gas system infrastructure planning for natural gas utilities in alignment with California’s decarbonization goals. Potential outcomes include reductions in natural gas demand over time in favor of electrification, renewable energy alternatives, and/or cleaner fuels and changes to rate and cost recovery policies.
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
SDG&E has a 20% ownership interest in SONGS, which we discuss in Note 14 of the Notes to Consolidated Financial Statements. SDG&E and each of the other owners of SONGS is responsible for financing its share of the facility’s expenses and capital expenditures, including those related to decommissioning activities. Although the facility is being decommissioned, SDG&E’s ownership interest in SONGS continues to subject it to risks, including:
▪the potential release of radioactive material
▪the potential harmful effects from the former operation of the facility
▪limitations on the insurance commercially available to cover losses associated with operating and decommissioning the facility
▪uncertainties with respect to the technological, financial, and political aspects of decommissioning the facility and the long-term storage of radioactive materials
SDG&E maintains the SONGS NDT to provide funds for nuclear decommissioning. Trust assets generally have been invested in equity and debt securities, which are subject to market fluctuations. A decline in the market value of trust assets, an adverse change in the law regarding funding requirements for decommissioning trusts, or changes in assumptions or forecasts related to decommissioning dates, technology and the cost of labor, materials and equipment due to inflationary pressures or otherwise could increase the funding requirements for these trusts, which costs may not be fully recoverable in rates. In addition, CPUC approval is required to make withdrawals from the NDT, and CPUC approval for certain expenditures may be denied if the CPUC determines the expenditures are unreasonable. In addition, decommissioning may be materially more expensive than we currently anticipate and therefore decommissioning costs may exceed the amounts in the NDT. Rate recovery for overruns would require CPUC approval, which may not occur.
The occurrence of any of these events could result in a reduction in our expected recovery and have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Legal and Regulatory Risks
SDG&E and SoCalGas are subject to extensive regulation.
Rates and Other Financial Matters
The CPUC regulates SDG&E’s and SoCalGas’ customer rates, except for SDG&E’s electric transmission rates that are regulated by the FERC, and conditions of service. The CPUC also regulates SDG&E’s and SoCalGas’ sales of securities, rates of return, capital structure, rates of depreciation, long-term resource procurement and other financial matters in various ratemaking proceedings. The CPUC periodically approves SDG&E’s and SoCalGas’ customer rates based on authorized capital expenditures, operating costs, including income taxes, and an authorized rate of return on investments while incorporating a risk-based decision-making framework, as well as certain settlements with third parties and mandatory social programs. The timing and outcome of ratemaking proceedings can be affected by various factors, many of which are not in our control, including the level of opposition by intervening parties; any rejection by the CPUC of settlements with third parties; increasing levels of regulatory review; changes in the political, regulatory, or legislative environments; and the opinions of regulators, customers and other stakeholders.
2024 Form 10-K | 52

These ratemaking proceedings include decisions about major programs in which SDG&E and SoCalGas make investments under an approved CPUC framework, such as wildfire mitigation and pipeline and storage integrity and safety enhancement programs, but which investments may remain subject to a CPUC filing or reasonableness review that may result in the disallowance of incurred costs. SDG&E and SoCalGas also may be required to make investments and incur other costs to comply with proposed legislative and regulatory requirements and initiatives, including those related to California’s climate goals and policies, and the ability to recover these costs and investments may depend on the final form of the legislative or regulatory requirements and the corresponding ratemaking mechanisms. Recovery may be delayed and/or insufficient if the applicable ratemaking mechanism involves a significant time lag between when costs are incurred and when those costs are recovered in rates or if there are material differences between the authorized costs embedded in rates (which are set on a prospective basis) and the actual costs incurred. Delays may also result from the administrative process, or the CPUC may deny recovery altogether on the basis that costs were not reasonably or prudently incurred or for other reasons, such as customer affordability. Even if recoverable, simultaneously investing in support of necessary safety and reliability and the regulatory requirements and demand for reliable lower-carbon energy may negatively impact the affordability of SDG&E’s and SoCalGas’ customer rates and their and Sempra’s results of operations, financial condition, cash flows and/or prospects.
A CPUC cost of capital proceeding every three years determines a utility’s authorized capital structure and authorized return on rate base. The CCM applies in the interim years and considers changes in the cost of capital based on changes in interest rates based on the applicable utility bond index published by Moody’s (CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). Alternatively, each of SDG&E and SoCalGas is permitted to file a cost of capital application to have its cost of capital determined in lieu of the CCM in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole. In October 2024, the CPUC issued an FD to modify the CCM. The FD updates the upward or downward adjustment to authorized ROE, if the CCM is triggered, from 50% to 20% of the change in the benchmark rate during the measurement period. Any further rate changes due to a downward trigger of the CCM or the denial by the CPUC of an automatic upward trigger of the CCM could have a material adverse effect on Sempra’s and the applicable utility’s results of operations, financial condition, cash flows and/or prospects. We discuss the CCM in “Part I – Item 1. Business - Ratemaking Mechanisms – Sempra California – Cost of Capital Proceedings,” and in Note 4 of the Notes to Consolidated Financial Statements.
The FERC regulates electric transmission rates, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the rates of return on investments in electric transmission assets, and other similar matters involving SDG&E. These ratemaking mechanisms are subject to many risks similar to those described above regarding the CPUC ratemaking proceedings. In particular, SDG&E’s authorized TO5 settlement provided for an ROE of 10.60%, consisting of a base ROE of 10.10% plus the California ISO adder. In December 2024, the FERC issued an order, which SDG&E has appealed, finding that SDG&E is not eligible for the California ISO adder and that the TO5 adder refund provision has been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019. In October 2024, SDG&E submitted its TO6 filing to the FERC, requested to be effective January 1, 2025, and subject to refund. SDG&E’s TO6 filing proposes, among other items, an increase to SDG&E’s currently authorized base ROE from 10.10% to 11.75% plus the California ISO adder, for a total ROE of 12.25%. In December 2024, the FERC accepted SDG&E’s TO6 filing but suspended the effective date to June 1, 2025 and disallowed the inclusion of the California ISO adder, which SDG&E has appealed. Any unfavorable outcome in these proceedings, such as the discontinuation of the California ISO adder or not being successful in our appeal of the FERC decision finding that the TO5 adder refund provision was triggered, could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
CPUC Authority Over Operational Matters
Our operations are subject to CPUC rules (and similar FERC rules), commonly referred to as “affiliate rules,” relating to transactions among SDG&E, SoCalGas and other Sempra businesses. These rules primarily impact market transactions and marketing activities involving transmission supply and capacity, including sales or other trades of natural gas or electricity within or among SDG&E and SoCalGas and Sempra and its covered affiliates. Noncompliance with these rules, as well as any changes to these rules or their interpretations or additional more restrictive CPUC or FERC rules related to transactions with affiliates, could materially adversely affect our operations and, in turn, our results of operations, financial condition, cash flows and/or prospects.
Additionally, the CPUC has regulatory authority related to safety standards and practices, reliability and planning, competitive conditions and a wide range of other operational matters, including citation and enforcement programs concerning matters such as safety activity, disconnection and billing practices, resource adequacy and environmental compliance. Many of these standards and citation and enforcement programs are becoming more stringent and could subject a utility to significant penalties and fines, as well as higher operating costs. The CPUC conducts reviews and audits of the matters under its authority and may launch
2024 Form 10-K | 53

investigations or open proceedings at its discretion, the results of which could include citations, disallowances, fines and penalties, as well as corrective or mitigation actions to address any noncompliance, any of which may not be sufficiently funded by customer rates or at all. Any such occurrence could result in other regulatory exposure, significant litigation, and reputational harm and could have a material adverse effect on SDG&E’s, SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
We discuss various CPUC proceedings relating to SDG&E and SoCalGas in Notes 4 and 15 of the Notes to Consolidated Financial Statements.
Regulatory Changes and Influence of Other Organizations
SDG&E and SoCalGas incur significant capital, operating, and other costs associated with regulatory compliance. SDG&E, SoCalGas and Sempra may be materially adversely affected by revisions or reinterpretations of existing or new legislation, regulations, decisions, orders or interpretations of the CPUC, the FERC or other regulatory bodies, any of which could change how SDG&E and SoCalGas operate, affect their ability to recover various costs through rates or adjustment mechanisms, require them to incur additional expenses and compliance costs or otherwise materially adversely affect their and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
From October 23, 2015 through February 11, 2016, SoCalGas experienced the Leak, which we describe in Note 15 of the Notes to Consolidated Financial Statements.
In September 2021, SoCalGas and Sempra entered into an agreement with counsel to resolve approximately 390 lawsuits including approximately 36,000 plaintiffs (the Individual Plaintiffs) then pending against SoCalGas and Sempra related to the Leak for a payment of up to $1.8 billion. Over 99% of the Individual Plaintiffs participated and submitted valid releases, and SoCalGas paid $1.79 billion in 2022 under the agreement. The Individual Plaintiffs who did not participate in the settlement (the Non-Settling Individual Plaintiffs) are able to continue to pursue their claims. As of February 19, 2025, there are approximately 520 plaintiffs who are either new plaintiffs that have filed new lawsuits related to the Leak or Non-Settling Individual Plaintiffs. This litigation seeks compensatory and punitive damages, property damage and diminution in property value, injunctive relief and civil penalties. Additional litigation may be filed against us related to the Leak or our responses to it. The costs of defending against, settling or otherwise resolving the pending lawsuits or any new litigation could materially adversely affect SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects. We discuss the risks associated with litigation above under “Risks Related to All Sempra Businesses – Legal and Regulatory Risks.”
SoCalGas’ loss contingency accruals do not include any amounts in excess of what has been reasonably estimated to resolve these matters, nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs. We are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Failure by the CPUC to adequately reform SDG&E’s electric rate structure could negatively impact SDG&E and Sempra.
The NEM program is an electric billing tariff mechanism designed to promote the installation of on-site renewable energy generation (primarily solar installations) for residential and business customers. Depending on when the on-site generation is installed, NEM customers receive a full retail rate or a reduced retail rate for energy they generate but do not use that is fed to the utility’s power grid, which results in these customers not paying their proportionate share of the cost of maintaining and operating the electric transmission and distribution system, subject to certain exceptions, but still receiving electricity from the system when their self-generation is inadequate to meet their electricity needs. As more and higher electric-use customers switch to NEM and self-generate energy, the burden on remaining non-NEM customers, who effectively subsidize the unpaid NEM costs, increases, which in turn encourages more self-generation and further increases rate pressure on remaining non-NEM customers.
The current electric residential rate structure in California is primarily based on consumption volume, which places a higher rate burden on customers with higher electric use while subsidizing lower-use customers. In December 2023, a new Net Billing Tariff
2024 Form 10-K | 54

was implemented for customers who interconnect their qualifying on-site renewable energy generation after April 2023. The new Net Billing Tariff revised the NEM structure for new customers with a retail export compensation rate that is better aligned with the value provided to the grid by behind-the-meter energy generation systems and retail import rates that encourage electrification and adoption of solar systems paired with storage. The new Net Billing Tariff is designed to compensate customers for the value of their exports to the grid based on avoided cost. Additionally, in response to California legislation adopted in 2022, the CPUC initiated a rulemaking to broadly restructure the way fixed costs are collected, moving away from volumetric only charges and incorporating an income-graduated fixed charge for default residential rates. The intent of such a fixed charge is to establish a rate structure that allows the utility to collect a greater portion of its fixed costs on a non-volumetric basis, advance the state’s climate goals through end-use electrification and provide a more affordable rate design on average for lower-income customers. In May 2024, the CPUC adopted a residential fixed charge with implementation expected to begin in the fourth quarter of 2025. Depending on the effectiveness of the new Net Billing Tariff and fixed charge, which are uncertain, the risks associated with the existing NEM tariff and rate design, including adverse impacts on electricity rates and the reliability of the transmission and distribution system and the potential for increased customer dissatisfaction, increased likelihood of noncompliance with CPUC or other safety or operational standards, and increased power procurement, operating, capital and other costs that may not be recoverable, could continue or increase, any of which could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
2024 Form 10-K | 55

Industry-Related Risks
Changes in the regulation of Oncor or the regulation or operation of the electric utility industry and/or the ERCOT market could negatively affect Oncor.
Oncor operates in the electric utility industry and is subject to many of the same or similar risks as SDG&E and SoCalGas as we describe above under “Risks Related to All Sempra Businesses” and “Risks Related to Sempra California,” particularly with respect to our operational risks, financial risks and specifically regulation by federal, state, and local legislative and regulatory authorities regarding rates and other financial and operational matters. Oncor operates in the ERCOT market. In ERCOT, rates are set by the PUCT based on a historical test year, and as a result, the rates Oncor is allowed to charge generally will not exactly match its costs at any given point in time and there is no assurance that it will be able to timely or fully recover its actual costs and/or earn its full return on invested capital, particularly during periods of increased capital spending by Oncor, high inflation, or increases in general interest rates relative to Oncor’s most recent base rate review. Further, the approved levels of recovery could be significantly less than requested levels, and the approved timing for recovery could differ from proposed timelines. In addition to requests to recover its costs, Oncor’s rate proceedings may contain other requests. Failure to receive approval of its requests in any rate proceeding could adversely impact Oncor, which could adversely impact us, and those impacts could be material.
The costs and burdens associated with complying with the various legislative and regulatory requirements to which Oncor is subject at the federal, state, and local levels and adjusting Oncor’s business and operations in response to legislative and regulatory developments, including changes in ERCOT, and any fines or penalties that could result from any noncompliance, may have a material adverse effect on Oncor. In addition, insufficient electric capacity within ERCOT or significant changes within ERCOT or to the ERCOT market structure that impact transmission and distribution utilities, including adverse publicity or public perception, additional regulatory requirements or oversight, could materially adversely affect Oncor. Moreover, legislative, regulatory, market or industry activities could adversely impact Oncor’s collections and cash flows and jeopardize the predictability of utility earnings. For instance, the PUCT has instituted various projects reviewing the regulatory framework regarding DER and other non-traditional technologies. As DER usage continues to grow, related regulatory decisions, including with respect to ERCOT market rules and transmission and distribution utilities’ ability to invest in non-traditional electricity delivery solutions, could adversely impact Oncor’s revenues and operations. Additionally, projected load growth across the ERCOT system could, if not sufficiently addressed through system design and reliability measures, negatively impact electric infrastructure reliability and potentially cause system-wide stresses. If Oncor does not successfully respond to applicable legislative, regulatory, market or industry developments, Oncor could suffer a deterioration in its results of operations, financial condition, cash flows and/or prospects, which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Financial Risks
Oncor could have liquidity needs that necessitate additional investments.
Oncor’s business is capital-intensive, with significant and increasing capital spending expected in future periods, and it relies on external financing as a significant source of liquidity for its capital requirements. In the past, Oncor has financed much of its cash needs from operations and with proceeds from indebtedness, but these sources of capital may not be adequate or available at reasonable prices or on other reasonable terms in the future, or at all. Because our commitments to the PUCT prohibit us from making loans to Oncor, we may elect to make capital contributions to Oncor if it fails to meet its capital requirements or is unable to access sufficient capital from other sources to finance its ongoing needs. Any such investments could be substantial, would reduce the cash available to us for other purposes, may not be recovered, and could increase our indebtedness, any of which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Sempra could incur substantial tax liabilities if EFH’s 2016 spin-off of Vistra is deemed to be taxable.
As part of its bankruptcy proceedings, in 2016, EFH distributed all the outstanding shares of common stock of its subsidiary Vistra Corp. (formerly Vistra Energy Corp. and referred to herein as Vistra) to certain creditors of TCEH LLC (the spin-off), and Vistra became an independent, publicly traded company. Vistra’s spin-off from EFH was intended to qualify for partially tax-free treatment to EFH and its shareholders under Sections 368(a)(1)(G), 355 and 356 of the U.S. Internal Revenue Code of 1986 (as amended) (collectively referred to as the Intended Tax Treatment). In connection with and as a condition to the spin-off, EFH received a private letter ruling from the IRS regarding certain issues relating to the Intended Tax Treatment, as well as tax opinions from counsel to EFH and Vistra regarding certain aspects of the spin-off not covered by the private letter ruling.
In connection with the merger of EFH with a subsidiary of Sempra (the Merger), EFH received a supplemental private letter ruling from the IRS and Sempra and EFH received tax opinions from their respective counsels that generally provide that the
2024 Form 10-K | 56

Merger will not affect the conclusions reached in, respectively, the IRS private letter ruling and tax opinions issued with respect to the spin-off described above. Similar to the IRS private letter ruling and opinions issued with respect to the spin-off, the supplemental private letter ruling is generally binding on the IRS and any opinions issued with respect to the Merger are based on factual representations and assumptions, as well as certain undertakings, made by Sempra and EFH. If such representations and assumptions are untrue or incomplete, any such undertakings are not complied with, or the facts upon which the IRS supplemental private letter ruling or tax opinions (which will not impact the IRS position on the transactions) are based are different from the actual facts relating to the Merger, the tax opinions and/or supplemental private letter ruling may not be valid and could be challenged by the IRS. Even though Sempra Texas Holdings Corp. would have administrative appeal rights if the IRS were to invalidate its private letter ruling and/or supplemental private letter ruling, including the right to challenge any adverse IRS position in court, any such appeal would be subject to uncertainties and could fail. If it is ultimately determined that the Merger caused the spin-off not to qualify for the Intended Tax Treatment, Sempra, through its ownership of Sempra Texas Holdings Corp., could incur substantial tax liabilities, which would materially reduce the value associated with our investment in Oncor and could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
RISKS RELATED TO SEMPRA INFRASTRUCTURE
Operational Risks
Project development activities may not be successful, projects under construction may not be completed on schedule or within budget, and completed projects may not operate at expected levels or generate expected earnings or cash flows.
Energy Infrastructure Projects
We are involved in a number of energy infrastructure projects in various stages of development and construction, which subject us to numerous risks. Success in developing each project depends on, among other things:
▪our financial condition and cash flows and other factors that impact our ability to invest sufficient funds in the project, including for preliminary activities conducted before we determine whether the project is feasible or economically attractive
▪project assessment and design and our ability to foresee and incorporate new and developing trends and technologies in the energy industry, such as projects and design solutions to help enable our and our customers’ climate goals
▪our ability to reach a final investment decision or meet other milestones, which may be influenced by external factors outside our control, including the global economy and energy and financial markets, actions by regulators, achieving necessary internal and external approvals, and many of the other factors described in this risk factor
▪negotiation of satisfactory EPC agreements and renegotiation in the event of delays in final investment decisions or failures to meet other specified deadlines
▪identification of suitable partners, customers, contractors, suppliers and other necessary counterparties
▪progressing relationships from MOUs, HOAs or similar arrangements, which are non-binding, to execution of binding, definitive agreements and participation in the project
▪negotiation and maintenance of satisfactory equity, purchase, sale, supply, transportation and other appropriate commercial agreements, and satisfaction of any conditions to effectiveness of such agreements, including reaching a positive final investment decision within agreed timelines
▪timely receipt and maintenance of required governmental permits, licenses and other authorizations under terms we find reasonable
▪our project partners’, contractors’, equipment providers’ and other vendors’ and counterparties’ willingness and financial or other ability to make their required investments or fulfill their contractual commitments on a timely basis
▪timely, satisfactory and on-budget completion of construction, which could be negatively affected by engineering problems, work stoppages, unavailability or increased costs of materials, equipment, labor and commodities due to inflation or supply chain or other issues, and a variety of other factors, many of which we discuss above under “Risks Related to All Sempra Businesses – Operational Risks” and elsewhere in this risk factor
▪implementation of new or changes to existing laws or regulations that impact our infrastructure or the energy sector generally
▪obtaining satisfactory financing for the project, particularly when inflation and interest rates are volatile
▪the absence of hidden defects on or inherited environmental liabilities for the site of the project
▪timely and cost-effective resolution of any litigation or unsettled property rights affecting the project
▪geopolitical events and other uncertainties
2024 Form 10-K | 57

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
The operation of existing facilities and any future projects we complete involves many risks, including the potential for unforeseen design flaws, engineering challenges, or the breakdown for other reasons of facilities, equipment or processes; labor disputes or shortages; fuel interruption; environmental contamination; increasing regulatory requirements, including from regulations aiming to reduce GHG emissions; and the other operational risks that we discuss above under “Risks Related to All Sempra Businesses – Operational Risks.” Any of these events could lead to our facilities being idle or operating below expected levels, which may result in lost revenues or increased expenses, including higher maintenance costs and penalties. Any such occurrence could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
LNG Projects
In addition to the risks described above that are applicable to all our energy infrastructure projects, our LNG projects, which we discuss in “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra Infrastructure,” also face distinct disadvantages relative to some LNG projects being pursued by other project developers, including:
▪The proposed Cameron LNG Phase 2 project is subject to certain restrictions and conditions under the JV project financing agreements for the Cameron LNG Phase 1 facility and requires unanimous consent of all the members, including with respect to the equity investment obligation of each member. We may not be able to satisfy the conditions under the financing agreements, receive members’ consent, obtain satisfactory conclusion on the EPC process, or obtain the extension of our non-FTA approval, in which case our ability to develop the Cameron LNG Phase 2 project would be jeopardized.
▪The ECA LNG projects under construction and in development are subject to ongoing land and permit disputes and recent and proposed changes to the Mexican Constitution and certain laws in Mexico that could obstruct efforts to find or maintain suitable partners, customers and financing arrangements and hinder or halt construction and, if the projects are completed, operations. We discuss these risks under “Risks Related to Sempra Infrastructure – Legal and Regulatory Risks.” In addition, the Mexican regulatory process and overlay of U.S. regulation for natural gas exports to LNG facilities in Mexico are not well developed, which, among other factors, contributed to delays in obtaining a necessary permit from the Mexican government for the ECA LNG Phase 1 project and could cause similar delays or other hurdles in the future and lead to difficulties finding or maintaining suitable partners, customers and financing arrangements. Further, while we do not expect the construction or operation of the ECA LNG Phase 1 project to disrupt operations at the ECA Regas Facility, we expect construction of the proposed ECA LNG Phase 2 project would conflict with the current operations at the ECA Regas Facility, which currently has firm storage service agreements and nitrogen injection service agreements with Shell and SEFE that expire in May 2028 and December 2025, respectively. In addition, the Baja California region does not have extensive sources of natural gas, and at times, particularly during the summer, natural gas supply to the region is severely constrained and may impact our costs and our ability to source all feed gas required under our ECA LNG Phase 1 supply contracts.
▪The PA LNG Phase 1 project under construction is located at a greenfield site and is therefore subject to certain disadvantages relative to other projects being constructed or developed at brownfield sites, such as increased time and costs to develop and construct the project due to lack of existing infrastructure. The PA LNG Phase 2 project in development would be located at the site of the PA LNG Phase 1 project and would therefore be subject to certain advantages, as well as potential disadvantages, relative to projects being developed at greenfield sites. Advantages of brownfield development include the ability to leverage existing permits and infrastructure; disadvantages of brownfield development could include increased complexity of integrating new facilities with existing infrastructure. Additionally, in February 2020, Sempra Infrastructure filed an application with the DOE to permit LNG produced from the proposed PA LNG Phase 2 project to be exported to all current and future non-FTA countries, which we may not receive on a timely basis or at all.
Development and operation of these or any other LNG projects will depend on the expansion of our existing pipeline interconnections or the ability to permit and construct new pipeline facilities, each of which may require us to enter into additional pipeline interconnection agreements with third-party pipelines, which may not be possible on reasonable terms or at all.
The capital requirements for our LNG projects can be significant, even if we decide not to make a positive final investment decision. As has happened in the past, our proposed facilities may not be completed in accordance with estimated timelines or budgets or at all as a result of the above or other factors, and delays, cost overruns or our inability to complete one or more of these projects could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
2024 Form 10-K | 58

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
We are exposed to additional competitive risks in connection with our LNG projects. Our ability to reach a final investment decision for each development project and, if a positive decision is made and a project is completed, the overall success of the project depends in part on global energy markets, which can increase competition for global LNG demand in a number of ways. In general, depressed natural gas and LNG prices in the markets intended to be served by any of our projects, including as a result of global oil prices and their associated current and forward projections or other factors, could reduce the pricing and cost advantages of exporting natural gas and LNG produced in North America, which could lead to decreased demand from our projects. Although demand for natural gas is currently strong due to increased focus on energy security and climate aims, a reduction in natural gas demand could also occur from higher penetration of alternative fuels in new power generation, reduced economic activity in general, or as a result of calls by some to limit or eliminate global reliance on natural gas. Further, because LNG projects take a number of years to develop and construct, it is difficult to match current and expected demand with the projected supply from projects under development. Moreover, shifts in U.S. and foreign energy policy could impact supply, demand and other matters critical to LNG projects, such as permitting and other approval processes. Both the U.S. and Mexico held federal elections in 2024, and LNG exports may face increased costs under the new Administrations due to changing macroeconomic and geopolitical conditions. Also, the DOE has recently implemented changes to its approach to requests for extensions of time to commence LNG exports under existing non-FTA approvals. These changes and other market factors such as oil prices could delay or hamper the development of U.S. LNG export facilities and make LNG projects in other parts of the world more feasible and competitive with LNG projects in North America, thus increasing supply and competition for global LNG demand. Any of these occurrences could impact competition and prospects for developing LNG projects and negatively affect the performance and prospects of any of our projects that are or become operational, which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
We may not be able to secure, maintain, extend or replace long-term supply, sales or capacity agreements.
Sempra Infrastructure’s ability to secure new or maintain, extend or replace existing long-term sales or capacity agreements for its natural gas pipeline operations depends on, among other factors, demand for and supply of LNG and/or natural gas from its transportation customers, which may include our LNG facilities. A decrease in demand for or supply of LNG or natural gas from such customers or the occurrence of other events that hinder Sempra Infrastructure from maintaining such agreements or establishing new ones could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
The electric generation and wholesale power sales industries are highly competitive. As more plants are built, supplies of energy and related products may exceed demand, competitive pressures may increase and wholesale electricity prices may decline or become more volatile. Without long-term power sales agreements, our revenues may be subject to increased volatility, and we may be unable to sell the power that Sempra Infrastructure’s facilities can produce at favorable prices or at all, any of which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
We rely on transportation assets and services, much of which we do not own or control, to deliver natural gas and electricity.
We depend on electric transmission lines, natural gas pipelines and other transportation facilities and services owned and operated by third parties to, among other things:
▪deliver the natural gas, LNG, electricity and LPG we sell to customers or use for our LNG facilities
▪supply natural gas to our gas storage and electric generation facilities
▪provide retail energy services to customers
If transportation is disrupted, the construction of necessary interconnecting infrastructure is not completed on schedule or at all or capacity is inadequate, we may be delayed in completing projects under development and/or unable to meet our contractual obligations to customers of those projects or existing projects, in which case we may be responsible for damages they incur, such as the cost of acquiring alternative supplies at then-current spot market rates, and we could lose customers that may be difficult to replace. Any such occurrence could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
2024 Form 10-K | 59

Financial Risks
Sempra Infrastructure’s business is capital-intensive and relies on various types of financing arrangements, which may not be adequate or available in the future.
Sempra Infrastructure’s business is capital-intensive, with significant and increasing capital spending expected in future periods. It relies on various types of financing to meet its capital requirements, including capital contributions from Sempra and NCI owners, as well as external financing such as loans and other forms of project financing that could impose guarantees, indemnities or other obligations. These arrangements could expose us to risks, including exposure to losses upon the occurrence of certain events related to the development, construction, operation or financing of the applicable projects. In addition, external sources of capital may not be adequate or available on reasonable terms. Any of these outcomes could have a material adverse effect on our future results of operations, financial condition, cash flows and/or prospects.
Fixed-price long-term contracts for services or commodities expose our businesses to inflationary pressures.
Sempra Infrastructure seeks to secure long-term contracts for services and commodities in an effort to optimize the use of its facilities, reduce volatility in earnings and support the construction of new infrastructure. Certain of these contracts are at fixed prices, and their profitability may be negatively affected by inflationary pressures, including increased labor, materials, equipment, commodities and other operational costs, rising interest rates that affect financing costs and changes in applicable exchange rates. We aim to mitigate these risks by, among other things, using variable pricing tied to market indices, anticipating and providing for cost escalation when bidding on projects, contracting for direct pass-through of operating costs and/or entering into hedges. However, these measures may not fully or substantially offset any increases in operating expenses or financing costs caused by inflationary pressures and their use could introduce additional risks, any of which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Our international businesses and operations expose us to foreign currency exchange rate and inflation risks.
Our operations in Mexico pose foreign currency exchange rate and inflation risks. Exchange and inflation rates with respect to Mexico and fluctuations in those rates may have an impact on the revenue, cash flows and costs from our international operations, which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects. We sometimes attempt to hedge cross-currency transactions and earnings exposure through various means, including financial instruments and short-term investments, but these hedges may not fully achieve our objectives of mitigating earnings volatility that would otherwise occur due to exchange rate fluctuations. Because we do not hedge our net investments in foreign countries, we are susceptible to volatility in OCI caused by exchange rate fluctuations for entities whose functional currencies are not the U.S. dollar. Moreover, Mexico has experienced periods of high inflation and exchange rate instability in the past, and severe devaluation of the Mexican peso could result in governmental intervention to institute restrictive exchange control policies, as has occurred before in Mexico and other Latin American countries. We discuss our foreign currency exposure at our Mexican subsidiaries in “Part II – Item 7. MD&A” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Our businesses are exposed to fluctuations in commodity prices.
We buy energy-related commodities from time to time for pipeline operations, LNG facilities or power plants to satisfy contractual obligations with customers. The regional and other markets in which we purchase these commodities are competitive and can be subject to significant pricing volatility as a result of many factors, including inflation, adverse weather conditions, supply and demand changes, availability of competitively priced alternative energy sources, political and geopolitical instability, commodity production levels and storage capacity, energy and environmental legislation and regulations, and economic and financial market conditions. Our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected if the prevailing market prices for natural gas, LNG, electricity or other commodities we buy change in a direction or manner not anticipated and for which we have not provided adequately through purchase or sale commitments or other hedging transactions.
Legal and Regulatory Risks
Our international businesses and operations expose us to increased legal, regulatory, tax, economic, geopolitical, credit and management oversight risks and challenges.
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
2024 Form 10-K | 60

risks could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. These risks include the following and the other risks discussed in this risk factor below:
▪compliance with tax, trade, environmental and other foreign laws and regulations, including legal limitations on ownership in some foreign countries and inadequate or inconsistent enforcement of regulations
▪actions by local regulatory bodies, such as the CRE, including setting rates and tariffs that may be earned by or charged to our businesses
▪the timing and outcome of ratemaking proceedings can be affected by various factors, many of which are not in our control and recovery may be delayed and/or insufficient to recover our costs
▪adverse changes in social, political, economic or market conditions or the stability of foreign governments or such foreign governments’ relations with the U.S. government
▪adverse rulings by or instability in foreign courts or tribunals
▪challenges obtaining, maintaining and complying with permits or approvals
▪difficulty enforcing contractual and property rights and differing legal standards
▪expropriation or theft of assets
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
Mexican governmental actions in the past several years in the electricity market include resolutions, orders, decrees, regulations and proposed and adopted amendments to Mexican law that could, among other things, threaten the prospects for private-party renewable energy generation in the country, limit the ability to dispatch renewable energy and receive or maintain operational permits, increase costs of electricity for legacy renewable and cogeneration energy contract holders, and limit ownership of energy assets by private companies. We discuss some of these actions in Note 15 of the Notes to Consolidated Financial Statements. Moreover, the government of Mexico has implemented Mexican Constitutional energy reforms that will impact energy infrastructure and markets in Mexico. We await legislative action to determine the potential impact such reforms will have on the market generally and our business in particular.
With respect to midstream and downstream activities, Mexico’s Hydrocarbons Law gives SENER and the CRE significant powers to suspend permits when a danger to national security, energy security, or the national economy is foreseen and to revoke permits under certain other circumstances, including for a failure to comply with certain minimum storage and other requirements or for violations of certain provisions established by SENER or the Hydrocarbons Law, as applicable. Recent Mexican Constitutional reforms have proposed to transfer significant powers from CRE to SENER; implementing legislation on these reforms is expected to be forthcoming.
Subsequent to the federal elections in Mexico in 2024 and, as noted above, the Mexican government has begun to introduce significant changes to the Mexican Constitution, which will require changes in laws, policies, and regulations in order to be implemented. These changes have included Mexican Constitutional reforms affecting the judiciary and the for-profit status of certain state-owned enterprises. The changes to the judiciary include a requirement that all judges be elected rather than appointed. The energy reforms have the potential to increase government control and participation in the energy sector and to create novel challenges for infrastructure development and operations. Additionally, a set of six energy-related laws, including modifications to the Hydrocarbons Law and Electricity Industry Law, were submitted to Mexico’s Congress in January 2025. The legislative session runs from February 1 to April 30, and the government is targeting approval by the end of March 2025. These reforms and any further Mexican Constitutional, legal or regulatory changes could affect the Mexican economy, energy sector and our businesses, the extent of which we currently are unable to predict.
If future governmental actions are proposed and passed or otherwise become effective, if efforts to enjoin enforcement or suspend or overturn adopted governmental actions fail, or if other similar actions by the Mexican government are taken to curb private-party participation in the energy sector, including through further amendments to Mexican laws, rules or the Mexican Constitution or increased investigative and enforcement activities, it may impact our ability to operate our facilities at existing levels or at all, result in increased costs for Sempra Infrastructure and for its power consumers, adversely affect our ability to develop new projects, result in decreased revenues and cash flows, and negatively impact our ability to recover the carrying values of our investments in Mexico, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and/or prospects.
2024 Form 10-K | 61

U.S. and Foreign Laws and International Relations
Our international business activities are subject to laws and regulations in the U.S. and Mexico and other countries where we do business related to foreign operations and doing business internationally, including the U.S. Foreign Corrupt Practices Act, the Mexican Federal Anticorruption Law in Public Contracting (Ley Federal Anticorrupción en Contrataciones Públicas) and similar laws, and are sensitive to foreign policy, trade policy and other geopolitical factors related to or applicable in each of these countries. The current and the last U.S. Administrations have taken different stances with respect to international trade agreements, tariffs, immigration policy and other matters of foreign policy that impact trade and foreign relations. The current U.S. Administration proposed imposing new tariffs on Mexico that are currently deferred, but may become effective in the near term, and other tariffs could potentially be imposed by the current U.S. Administration. The Mexican government has announced plans to implement retaliatory tariffs in response to the U.S. Administration’s proposed tariffs, if and when they are imposed, but the details of those tariffs have not yet been disclosed. In addition, the U.S. Administration has announced tariffs on imports of steel and aluminum beginning on March 12, 2025. These materials are integral to the construction of energy infrastructure and could have a significant impact on the costs associated with the construction of the same, whether directly or indirectly. Other shifts in foreign policy could create uncertainty and result in or increase adverse effects on our businesses. Violations or alleged violations of the laws referred to above, as well as foreign policy positions, sanctions or imposition of new or greater tariffs that adversely affect imports and exports between the U.S., Mexican and other foreign countries where we conduct business, could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
We face risks related to unsettled property rights and titles in Mexico.
We are engaged in disputes regarding our title to the property in Mexico where our ECA Regas Facility is situated and our ECA LNG projects are expected to be situated, which we discuss in Note 15 of the Notes to Consolidated Financial Statements. In addition, we have and may in the future seek to obtain long-term leases or rights-of-way from governmental agencies or other third parties to operate our energy infrastructure on land we do not own. In addition to the risks associated with such property ownership and use that we describe above under “Risks Related to All Sempra Businesses – Operational Risks,” disputes regarding ownership or rights to any of these properties could lead to difficulties finding or maintaining suitable partners, customers and project financing arrangements and could hinder or halt our ability to construct and, if completed, operate the affected facilities or proposed projects. Any of these outcomes could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
CYBERSECURITY RISK MANAGEMENT
Sempra, SDG&E and SoCalGas have cybersecurity risk management processes in place that are intended to protect the confidentiality, integrity, and availability of our critical infrastructure, systems and information. These cybersecurity risk management processes include cybersecurity incident response plans that are integrated into each entity’s respective enterprise risk management and emergency management programs.
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
Our cybersecurity risk management processes include:
2024 Form 10-K | 62

▪risk assessments performed by internal personnel and third-party advisors designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise information technology environments
▪information security teams principally responsible for developing and implementing (1) cybersecurity risk assessment processes, (2) information security controls, and (3) response plans to cybersecurity incidents
▪the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our information security controls
▪cybersecurity awareness training and policies designed to address social engineering attacks targeting employees and contractors
▪cybersecurity incident response plans that include procedures for responding to and reporting, if applicable, certain cybersecurity incidents
▪risk management processes for third-party service providers, suppliers, and vendors
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our results of operations, financial condition, cash flows and/or prospects.
CYBERSECURITY GOVERNANCE
Sempra’s, SDG&E’s and SoCalGas’ respective boards of directors consider cybersecurity risk as part of their risk oversight function. The Sempra board of directors has delegated to its SST Committee, which is entirely composed of independent directors under the independence standards established by the NYSE, oversight of cybersecurity and other information and operational technology risks. The SST Committee reports to the Sempra board of directors regarding the Committee’s activities, including those related to cybersecurity. The SST Committee receives briefings on cybersecurity topics from Sempra’s chief information security officer, internal information security staff or external experts in part for continuing education on topics that impact public companies. The SST Committee as well as the SDG&E and SoCalGas boards of directors oversee management’s implementation of our cybersecurity risk management processes and receive regular reports from management on our material cybersecurity risks. In addition, management updates the SST Committee and SDG&E and SoCalGas boards of directors about certain cybersecurity incidents. The SDG&E and SoCalGas boards of directors receive briefings from SDG&E’s and SoCalGas’ chief information officer and internal information security staff. SDG&E’s and SoCalGas’ boards of directors also have safety committees that, at times, may oversee the matters described above on behalf of those companies’ respective boards of directors.
We have formed cybersecurity councils to provide overall corporate oversight for managing material risks from cybersecurity threats. The cybersecurity councils meet regularly to receive updates on cybersecurity developments at Sempra and our consolidated entities from their cybersecurity management teams.
Our cybersecurity management teams supervise efforts designed to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by information security tools deployed in the information technology environment. Cybersecurity management also supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Sempra’s director of cybersecurity governance & chief information security officer provides additional oversight and support for the operational cybersecurity activities at our consolidated entities.
Our cybersecurity materiality assessment teams, which include chief information security officers, chief information officers, chief risk officers, chief accounting officers or chief financial officers, and general counsels, help assess the materiality of certain cybersecurity incidents.
The cybersecurity councils, cybersecurity management teams and materiality assessment teams include members with decades of operational experience as cybersecurity professionals as well as management with decades of service in the areas of information and operational technology and legal, compliance, financial reporting and enterprise risk management. Some of these members hold relevant degrees and certifications that we believe enhance our ability to manage and respond to cybersecurity risks, including, among others, bachelor’s and/or master’s degrees in cybersecurity and computer science as well as certified information systems security professional, certified incident handler, and certified information security manager certifications.
2024 Form 10-K | 63

ITEM 2. PROPERTIES
We own or lease land, warehouses, offices, operating and maintenance centers, shops and service facilities necessary to conduct our businesses. Each of the Registrants currently has adequate space and, if we need more space, we believe it is readily available. We discuss properties related to our electric, natural gas and energy infrastructure operations in “Part I – Item 1. Business” and Note 1 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses), including environmental proceedings described in Item 103(c)(3) of SEC Regulation S-K, except for the matters described in Note 15 of the Notes to Consolidated Financial Statements or referred to in “Part I – Item 1A. Risk Factors” or “Part II – Item 7. MD&A.”

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
2024 Form 10-K | 64

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Sempra Common Stock
Our common stock is traded on the NYSE under the trading symbol SRE. At February 19, 2025, there were approximately 19,241 record holders of our common stock. Information concerning dividend declarations for Sempra is included in “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sources and Uses of Cash – Dividends.”
Market for Sempra’s Common Stock
Sempra’s common stock began trading on the Mexican Stock Exchange under the trading symbol SRE.MX in May 2021 following an exchange offer launched in the U.S. and Mexico to acquire the then publicly owned shares of IEnova for newly issued shares of our common stock. In November 2024, the CNBV approved our application to cross-list our common stock on the International Quotation System (SIC) of the Mexican Stock Exchange and delist our common stock from the general listing of the Mexican Stock Exchange. Our common stock is no longer quoted or traded on the general listing of the Mexican Stock Exchange or subject to applicable reporting requirements as of December 13, 2024, but remains eligible for trading by Mexican investors on the SIC effective December 16, 2024.
SoCalGas and SDG&E Common Stock
Information concerning dividend declarations for SoCalGas and SDG&E is included in “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sources and Uses of Cash – Dividends.”
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
On July 6, 2020, our board of directors authorized the repurchase of shares of our common stock at any time and from time to time in an aggregate amount not to exceed the lesser of $2 billion or amounts spent to purchase no more than 25,000,000 shares. This repurchase authorization was publicly announced on August 5, 2020 and has no expiration date. As of February 25, 2025, a maximum of $1.25 billion and no more than 19,632,529 shares may yet be purchased under this repurchase authorization.

ITEM 6. (RESERVED)
Not applicable.
2024 Form 10-K | 65

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
Sempra has the following three reportable segments which reflect how the CODM oversees operational and financial performance:
▪Sempra California
▪Sempra Texas Utilities
▪Sempra Infrastructure
SDG&E and SoCalGas each has one reportable segment.
Below are significant events, including major project updates, that affected our business in 2024 and may continue to affect our future results:
▪In December 2024, we received net proceeds of $1.2 billion from the issuance of 17,142,858 shares of Sempra common stock from the settlement of forward sale agreements entered into in November 2023
▪We established an ATM program providing for the offer and sale of shares of Sempra common stock having an aggregate gross sales price of up to $3.0 billion, and entered into a forward sale agreement under the ATM program for the sale of 2,909,274 shares with net proceeds expected to be approximately $268 million
▪The CPUC approved an FD in the GRC for SDG&E’s and SoCalGas’ revenue requirements for 2024 and attrition year adjustments for 2025 through 2027
▪The CPUC approved an FD to modify the CCM and update SDG&E’s and SoCalGas’ cost of capital effective January 1, 2025
▪The CPUC approved an FD in the SB 380 OII finding that the Aliso Canyon natural gas storage facility is currently necessary for natural gas and electric reliability and affordable rates and closed the OII (subject to future CPUC biennial reviews and potential additional proceedings)
▪The FERC issued an order, which SDG&E has appealed, finding that the TO5 adder refund provision has been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019
▪SDG&E submitted its TO6 filing to the FERC, which the FERC accepted but suspended the effective date to June 1, 2025 and disallowed inclusion of the California ISO adder, which SDG&E has appealed
▪The PUCT approved approximately $2.9 billion of capital expenditures and approximately $520 million of O&M under Oncor’s inaugural system resiliency plan
▪Sempra Infrastructure advanced construction of the ECA LNG Phase 1 project and PA LNG Phase 1 project and entered into an EPC contract with Bechtel for the proposed PA LNG Phase 2 project
▪Sempra Infrastructure commenced commercial operations at its refined products terminal in Topolobampo
2024 Form 10-K | 66

▪Sempra Infrastructure made a positive final investment decision on and began construction of the Cimarrón Wind project
▪We resolved all VAT and legal matters related to and substantially completed liquidation of our equity method investment in RBS Sempra Commodities LLP
RESULTS OF OPERATIONS BY REGISTRANT
Throughout the MD&A, our references to earnings represent earnings attributable to common shares. Variance amounts presented are the after-tax earnings impact (based on applicable statutory tax rates unless otherwise noted) and after NCI but before foreign currency and inflation effects, where applicable.
We discuss herein Sempra’s results of operations and significant changes in earnings, revenues and costs by segment, as well as Parent and other, for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of our results of operations and significant changes in earnings, revenues and costs for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to “Part II – Item 7. MD&A – Results of Operations” in our 2023 annual report on Form 10-K filed with the SEC on February 27, 2024. We also discuss herein the impact of foreign currency and inflation rates on Sempra’s results of operations.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

EARNINGS BY SEGMENT
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
Sempra California	$1,846	$1,747	$1,514
Sempra Texas Utilities	781	694	736
Sempra Infrastructure	911	877	310
Segment earnings attributable to common shares	3,538	3,318	2,560
Parent and other	(721)	(288)	(466)
Earnings attributable to common shares	$2,817	$3,030	$2,094

2024 Form 10-K | 67

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
In 2024 compared to 2023, the increase in earnings of $99 million (6%) to $1.8 billion was primarily due to:
▪$217 million higher income tax benefits primarily from flow-through items, including higher gas repairs tax benefits, offset by $25 million related to income tax benefits in 2023 from previously unrecognized income tax benefits pertaining to gas repairs expenditures
▪$12 million higher electric transmission margin
▪$12 million higher AFUDC equity
▪$11 million higher net regulatory interest income
▪$9 million higher CPUC base operating margin authorized for 2024, net of operating expenses, including higher authorized cost of capital
Offset by:
▪$89 million charge in 2024 for amounts relating to the FERC order finding that the TO5 adder refund provision has been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019, which we discuss in Note 4 of the Notes to Consolidated Financial Statements
▪$60 million higher net interest expense
▪$15 million impairment from disallowed capital costs in the 2024 GRC FD
Sempra Texas Utilities
In 2024 compared to 2023, the increase in earnings of $87 million (13%) to $781 million was primarily due to higher equity earnings from Oncor Holdings driven by:
▪overall higher revenues primarily attributable to:
◦rate updates to reflect increases in invested capital
◦updates to transmission billing units
◦customer growth
◦base rates implemented in May 2023
Offset by:
◦lower customer consumption primarily attributable to weather
▪write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review
Offset by:
▪higher interest expense and depreciation expense attributable to increases in invested capital
▪higher O&M
2024 Form 10-K | 68

Sempra Infrastructure
In 2024 compared to 2023, the increase in earnings of $34 million (4%) to $911 million was primarily due to:
▪$499 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of a $263 million favorable impact in 2024 compared to a $236 million unfavorable impact in 2023
▪$61 million favorable impact from $19 million net interest income in 2024 compared to $42 million net interest expense in 2023 primarily due to higher capitalization of interest expense in 2024 from projects under construction
▪$47 million favorable impact in interest expense from $30 million unrealized gains in 2024 compared to $17 million unrealized losses in 2023 on interest rate swaps related to the PA LNG Phase 1 project
▪$21 million favorable impact from $20 million income tax benefit in 2024 compared to $1 million income tax expense in 2023 primarily from outside basis differences and remeasurement of deferred taxes
Offset by:
▪$463 million from asset and supply optimization driven by unrealized losses in 2024 compared to unrealized gains in 2023 on commodity derivatives due to changes in natural gas prices and lower LNG diversion fees
▪$79 million from the transportation business driven by lower equity earnings and revenues, including the cumulative impact of new tariffs going into effect in June 2023 for certain pipelines in Mexico and a customer’s early termination of firm transportation agreements in 2023
▪$15 million from the renewables business driven by lower volumes from wind power generation assets
▪$14 million from lower revenues in 2024 offset by higher O&M in 2023 from a provision for expected credit losses on a customer’s past due receivable balance
Parent and Other
In 2024 compared to 2023, the increase in losses of $433 million to $721 million was primarily due to:
▪$330 million income tax expense in 2024 from changes to a valuation allowance against foreign tax credits that were carried forward from the implementation of the Tax Cuts and Jobs Act of 2017
▪$32 million from higher net interest expense
▪$24 million decrease in equity earnings related to our investment in RBS Sempra Commodities LLP due to $16 million in 2024 from the substantial dissolution of the partnership and $40 million in 2023 related to a legal settlement, which we discuss in Notes 5 and 15 of the Notes to Consolidated Financial Statements
▪$23 million income tax benefit in 2023 from the remeasurement of certain deferred income taxes
▪$5 million related to settlement charges from our non-qualified pension plan in 2024

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
SDG&E and SoCalGas operate under a regulatory framework that permits the cost of natural gas purchased for core customers to be passed through to customers in rates substantially as incurred and without markup. The GCIM provides for SoCalGas to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between SoCalGas and its core customers. We provide further discussion in Note 3 of the Notes to Consolidated Financial Statements.
2024 Form 10-K | 69

UTILITIES: NATURAL GAS REVENUES AND COST OF NATURAL GAS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
Natural gas revenues:
Sempra California	$7,083	$9,425	$7,792
Sempra Infrastructure	78	87	89
Segment totals	7,161	9,512	7,881
Eliminations and adjustments	(20)	(17)	(13)
Total	$7,141	$9,495	$7,868
Cost of natural gas(1):
Sempra California	$1,118	$3,747	$2,562
Sempra Infrastructure	22	8	37
Segment totals	1,140	3,755	2,599
Eliminations and adjustments	(8)	(36)	4
Total	$1,132	$3,719	$2,603
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Consolidated Statements of Operations.

In 2024 compared to 2023, Sempra’s natural gas revenues decreased by $2.4 billion (25%) to $7.1 billion driven by Sempra California, which included:
▪$2.6 billion decrease in cost of natural gas sold, which we discuss below
▪$268 million lower revenues from incremental and balanced capital projects that are now in CPUC-authorized revenues as a result of the 2024 GRC FD, offset by higher authorized cost of capital
▪$79 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$31 million lower franchise fee revenues
▪$7 million lower regulatory awards approved by the CPUC
Offset by:
▪$372 million higher CPUC-authorized revenues in 2024, including certain incremental and balanced capital projects that are now in CPUC-authorized revenues as a result of the 2024 GRC FD and higher authorized cost of capital
▪$310 million higher regulatory revenues primarily from the release of a tax regulatory liability for gas repairs expenditures as a result of the 2024 GRC FD
▪$26 million lower regulatory revenues in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, which are offset in income tax expense
In 2024 compared to 2023, Sempra’s cost of natural gas decreased by $2.6 billion to $1.1 billion driven by Sempra California, which included:
▪$2.4 billion lower average natural gas prices
▪$239 million lower volumes driven by weather
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
2024 Form 10-K | 70

Utility cost of electric fuel and purchased power includes utility-owned generation, power purchased from third parties, and net power purchases and sales to/from the California ISO.

UTILITIES: ELECTRIC REVENUES AND COST OF ELECTRIC FUEL AND PURCHASED POWER
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
Electric revenues:
Sempra California	$4,299	$4,336	$4,785
Eliminations and adjustments	(3)	(2)	(2)
Total	$4,296	$4,334	$4,783
Cost of electric fuel and purchased power(1):
Sempra California	$308	$445	$994
Eliminations and adjustments	(63)	(70)	(57)
Total	$245	$375	$937
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Consolidated Statements of Operations.

In 2024 compared to 2023, Sempra’s electric revenues decreased by $38 million (1%) remaining at $4.3 billion driven by Sempra California, which included:
▪$176 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$137 million lower cost of electric fuel and purchased power, which we discuss below
▪$94 million charge in 2024 for amounts relating to the FERC order finding that the TO5 adder refund provision has been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019
▪$18 million lower revenues from a $5 million credit in 2024 compared to a $13 million cost in 2023 for the non-service components of net periodic benefit cost, which fully offsets in other income, net
▪$9 million lower franchise fee revenues
Offset by:
▪$178 million lower ITCs from standalone energy storage projects, which are offset in income tax expense
▪$110 million higher CPUC-authorized revenues in 2024, including certain incremental and balanced capital projects that are now in CPUC-authorized revenues as a result of the 2024 GRC FD and higher authorized cost of capital
▪$82 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital, offset by certain projects that are now in CPUC-authorized revenues as a result of the 2024 GRC FD
▪$42 million higher revenues from transmission operations
In 2024 compared to 2023, Sempra’s cost of electric fuel and purchased power decreased by $130 million (35%) to $245 million driven by Sempra California, which included:
▪$276 million lower purchased power primarily due to change in excess capacity sales
▪$242 million lower purchased power from the California ISO due to lower market prices
▪$105 million lower utility-owned generation costs
Offset by:
▪$331 million lower sales to the California ISO due to lower market prices
▪$129 million from realized losses in 2024 compared to realized gains in 2023 on derivative contracts for fixed-price natural gas, which are entered into to hedge the cost of electric fuel
2024 Form 10-K | 71

Energy-Related Businesses: Revenues and Cost of Sales

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
Revenues:
Sempra Infrastructure	$1,804	$2,984	$1,830
Parent and other(1)	(56)	(93)	(42)
Total	$1,748	$2,891	$1,788
Cost of sales(2):
Sempra Infrastructure	$380	$548	$942
Total	$380	$548	$942
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Consolidated Statements of Operations.

In 2024 compared to 2023, Sempra’s revenues from energy-related businesses decreased by $1.1 billion (40%) to $1.7 billion primarily due to:
▪$1.0 billion from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$896 million primarily driven by $51 million unrealized losses in 2024 compared to $710 million unrealized gains in 2023 on commodity derivatives and $177 million primarily from lower natural gas prices offset by higher volumes
◦$115 million primarily from lower diversion fees due to lower natural gas prices
▪$55 million lower pipeline transportation revenues primarily from a customer’s early termination of firm transportation agreements in the first quarter of 2023 and lower rates
▪$45 million lower transportation revenues
▪$45 million from TdM mainly due to $78 million from lower power prices offset by $26 million from higher volumes
▪$25 million from lower volumes from wind power generation assets
In 2024 compared to 2023, Sempra’s cost of sales from energy-related businesses decreased by $168 million (31%) to $380 million primarily due to:
▪$99 million at TdM driven by $111 million from lower natural gas prices offset by $11 million from higher volumes
▪$69 million driven by lower natural gas purchases related to asset and supply optimization
Operation and Maintenance

OPERATION AND MAINTENANCE
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
Sempra California	$4,398	$4,591	$4,012
Sempra Texas Utilities	5	5	6
Sempra Infrastructure	858	793	656
Segment totals	5,261	5,389	4,674
Parent and other(1)	75	69	72
Total	$5,336	$5,458	$4,746
(1)    Includes eliminations of intercompany activity.

2024 Form 10-K | 72

In 2024 compared to 2023, Sempra’s O&M decreased by $122 million (2%) to $5.3 billion primarily due to:
▪$193 million decrease at Sempra California due to:
◦$255 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
◦$45 million higher non-refundable operating costs
◦$20 million impairment from disallowed capital costs in the 2024 GRC FD
Offset by:
▪$65 million increase at Sempra Infrastructure due to:
◦$33 million higher development costs and certain non-capitalized expenses from projects under construction
◦$18 million higher purchased services
◦$6 million from a provision for expected credit losses on a customer’s past due receivable balance
Other Income, Net
In 2024 compared to 2023, Sempra’s other income, net, increased by $5 million (4%) to $136 million primarily due to:
▪$17 million higher AFUDC equity, including $12 million at Sempra California
▪$15 million higher net interest income on regulatory balancing accounts at Sempra California
▪$8 million higher net investment gains on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan at Parent and other
▪$5 million lower non-service components of net periodic benefit cost, including $17 million at Sempra California
Offset by:
▪$26 million charge in 2024, comprised of $7 million of AFUDC equity and $19 million of net regulatory interest, relating to the FERC order finding that the TO5 adder refund provision has been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019
▪$20 million decrease from $14 million losses in 2024 compared to $6 million gains in 2023 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions primarily at Sempra Infrastructure, including:
◦$18 million lower from $16 million losses in 2024 compared to $2 million gains in 2023 on other foreign currency transactional effects
◦$6 million gains in 2023 on cross-currency swaps as a result of fluctuation of the Mexican peso
We provide further details of the components of other income, net, in Note 1 of the Notes to Consolidated Financial Statements.
Interest Expense
In 2024 compared to 2023, Sempra’s interest expense decreased by $260 million (20%) to $1.0 billion primarily due to:
▪$372 million at Sempra Infrastructure from:
◦$288 million favorable impact in interest expense from interest rate swaps related to the PA LNG Phase 1 project comprised of:
•$245 million from $212 million unrealized gains in 2024 compared to $33 million unrealized losses in 2023
•$43 million from a $29 million settlement in 2024 from the termination of interest rate swaps compared to $14 million settlement losses in 2023 on a contingent interest rate swap
◦$56 million lower interest expense due to higher capitalization of interest expense on projects under construction
Offset by:
▪$66 million at Sempra California from higher debt balances from debt issuances
▪$46 million at Parent and other from higher debt balances from debt issuances, offset by capitalization of interest expense in 2024 on projects under construction at Sempra Infrastructure
2024 Form 10-K | 73

Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
Income tax expense	$219	$490	$556

Income from continuing operations before income taxes and equity earnings	$2,110	$2,627	$1,343
Equity earnings, before income tax(1)	603	633	666
Pretax income	$2,713	$3,260	$2,009

Effective income tax rate	8%	15%	28%
(1)    We discuss how we recognize equity earnings in Note 5 of the Notes to Consolidated Financial Statements.
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
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. Sempra elected this change in tax accounting method in its consolidated 2023 income tax return filing.
Sempra records regulatory liabilities for benefits that will be flowed through to customers in the future.
In 2024 compared to 2023, Sempra’s income tax expense decreased by $271 million primarily due to:
▪$619 million from $336 million income tax benefit in 2024 compared to $283 million income tax expense in 2023 from foreign currency and inflation effects on our monetary positions in Mexico
▪lower pretax income
▪$30 million income tax benefit in 2024 from an outside basis difference in a domestic partnership investment
▪$26 million higher income tax benefit from the resolution of prior year income tax items
▪higher income tax benefits from flow-through items, including higher gas repairs tax benefits, offset by $43 million income tax benefit in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures
Offset by:
▪$330 million income tax expense in 2024 from changes to a valuation allowance against foreign tax credits that were carried forward from the implementation of the Tax Cuts and Jobs Act of 2017
▪lower income tax benefit in 2024 from lower ITCs from standalone energy storage projects under the IRA
We discuss the impact of foreign currency exchange rates and inflation on income taxes below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.” See Notes 1 and 7 of the Notes to Consolidated Financial Statements for further details about our accounting for income taxes and items subject to flow-through treatment.
2024 Form 10-K | 74

Equity Earnings
In 2024 compared to 2023, Sempra’s equity earnings increased by $128 million (9%) to $1.6 billion primarily due to:
▪$96 million at IMG due to income tax benefit in 2024 compared to an income tax expense in 2023 primarily from foreign currency and inflation effects
▪$86 million at Oncor Holdings driven by:
◦overall higher revenues primarily attributable to:
•rate updates to reflect increases in invested capital
•updates to transmission billing units
•customer growth
•base rates implemented in May 2023
Offset by:
•lower customer consumption primarily attributable to weather
◦write-off of rate base disallowances in 2023 resulting from the PUCT’s final order in Oncor’s comprehensive base rate review
Offset by:
◦higher interest expense and depreciation expense attributable to increases in invested capital
◦higher O&M
Offset by:
▪$24 million at TAG Norte primarily from the cumulative impact of new tariffs going into effect in June 2023 offset by lower income tax expense primarily from foreign currency and inflation effects
▪$21 million related to our investment in RBS Sempra Commodities LLP due to $19 million in 2024 from the substantial dissolution of the partnership and $40 million in 2023 related to a legal settlement
Earnings Attributable to Noncontrolling Interests
In 2024 compared to 2023, Sempra’s earnings attributable to NCI increased by $95 million (17%) to $638 million primarily due to an increase in SI Partners’ net income.

IMPACT OF FOREIGN CURRENCY AND INFLATION RATES ON RESULTS OF OPERATIONS
Because our natural gas distribution utility in Mexico, Ecogas, uses its local currency as its functional currency, its revenues and expenses are translated into U.S. dollars at average exchange rates for the period for consolidation in Sempra’s results of operations.
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In 2024 compared to 2023, the change in our earnings as a result of foreign currency translation rates was negligible.
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
2024 Form 10-K | 75

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
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts			Transactional (losses) gains included in reported amounts
	Years ended December 31,
	2024	2023	2022	2024	2023	2022
Sempra:
Other income, net	$136	$131	$24	$(14)	$6	$(13)
Income tax expense	(219)	(490)	(556)	336	(283)	(169)
Equity earnings	1,609	1,481	1,498	64	(68)	(36)
Net income	3,500	3,618	2,285	386	(345)	(218)
Earnings attributable to noncontrolling interests	(638)	(543)	(146)	(124)	110	54
Earnings attributable to common shares	2,817	3,030	2,094	262	(235)	(164)
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

2024 Form 10-K | 76

We discuss herein SDG&E’s results of operations and significant changes in earnings, revenues and costs for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of SDG&E’s results of operations and significant changes in earnings, revenues and costs for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to “Part II – Item 7. MD&A – Results of Operations” in our 2023 annual report on Form 10-K filed with the SEC on February 27, 2024.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In 2024 compared to 2023, the decrease in SDG&E’s earnings of $45 million (5%) to $891 million was primarily due to:
▪$89 million charge in 2024 for amounts relating to the FERC order finding that the TO5 adder refund provision has been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019
▪$32 million higher net interest expense
▪$6 million lower AFUDC equity
Offset by:
▪$33 million higher income tax benefits primarily from flow through items, including higher gas repairs tax benefits
▪$27 million higher CPUC base operating margin authorized for 2024, net of operating expenses, including higher authorized cost of capital
▪$12 million higher electric transmission margin
▪$10 million lower Wildfire Fund amortization
2024 Form 10-K | 77

SIGNIFICANT CHANGES IN REVENUES AND COSTS
Electric Revenues and Cost of Electric Fuel and Purchased Power
In 2024 compared to 2023, SDG&E’s electric revenues decreased by $36 million (1%) remaining at $4.3 billion primarily due to:
▪$176 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$137 million lower cost of electric fuel and purchased power, which we discuss below
▪$94 million charge in 2024 for amounts relating to the FERC order finding that the TO5 adder refund provision has been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019
▪$18 million lower revenues from a $5 million credit in 2024 compared to a $13 million cost in 2023 for the non-service components of net periodic benefit cost, which fully offsets in other income, net
▪$9 million lower franchise fee revenues
Offset by:
▪$178 million lower ITCs from standalone energy storage projects, which are offset in income tax (expense) benefit
▪$110 million higher CPUC-authorized revenues in 2024, including certain incremental and balanced capital projects that are now in CPUC-authorized revenues as a result of the 2024 GRC FD and higher authorized cost of capital
▪$82 million higher revenues from incremental and balanced capital projects, including higher authorized cost of capital, offset by certain projects that are now in CPUC-authorized revenues as a result of the 2024 GRC FD
▪$42 million higher revenues from transmission operations
In 2024 compared to 2023, SDG&E’s cost of electric fuel and purchased power decreased by $137 million (31%) to $308 million primarily due to:
▪$276 million lower purchased power primarily due to change in excess capacity sales
▪$242 million lower purchased power from the California ISO due to lower market prices
▪$105 million lower utility-owned generation costs
Offset by:
▪$331 million lower sales to the California ISO due to lower market prices
▪$129 million from realized losses in 2024 compared to realized gains in 2023 on derivative contracts for fixed-price natural gas, which are entered into to hedge the cost of electric fuel
Natural Gas Revenues and Cost of Natural Gas
SDG&E’s average cost of natural gas per thousand cubic feet was $5.41 in 2024 and $11.05 in 2023. The average cost of natural gas sold at SDG&E is impacted by market prices, as well as transportation, tariff and other charges.
In 2024 compared to 2023, SDG&E’s natural gas revenues decreased by $220 million (18%) to $1.0 billion primarily due to:
▪$290 million decrease in cost of natural gas sold, which we discuss below
▪$38 million lower revenues from incremental and balanced capital projects that are now in CPUC-authorized revenues as a result of the 2024 GRC FD, offset by higher authorized cost of capital
▪$7 million lower franchise fee revenues
Offset by:
▪$57 million higher regulatory revenues primarily from the release of a tax regulatory liability for gas repairs expenditures as a result of the 2024 GRC FD
▪$55 million higher CPUC-authorized revenues in 2024, including certain incremental and balanced capital projects that are now in CPUC-authorized revenues as a result of the 2024 GRC FD and higher authorized cost of capital
▪$11 million higher revenues associated with refundable programs, which are fully offset in O&M
In 2024 compared to 2023, SDG&E’s cost of natural gas decreased by $290 million to $242 million primarily due to:
▪$252 million lower average natural gas prices
▪$38 million lower volumes driven by weather
2024 Form 10-K | 78

Operation and Maintenance
In 2024 compared to 2023, SDG&E’s O&M decreased by $154 million (8%) to $1.7 billion due to:
▪$165 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
▪$14 million higher non-refundable operating costs
Other Income, Net
In 2024 compared to 2023, SDG&E’s other income, net, decreased by $7 million (7%) to $90 million primarily due to:
▪$26 million charge in 2024, comprised of $7 million of AFUDC equity and $19 million of net regulatory interest, relating to the FERC order finding that the TO5 adder refund provision has been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019
▪$6 million lower AFUDC equity
Offset by:
▪$23 million increase from a $4 million credit in 2024 compared to $19 million cost in 2023 for the non-service components of net periodic benefit cost
Interest Expense
In 2024 compared to 2023, SDG&E’s interest expense increased by $28 million (6%) to $525 million from higher debt balances from debt issuances.
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
SDG&E:
Income tax expense (benefit)	$153	$(26)	$182
Income before income taxes	$1,044	$910	$1,097
Effective income tax rate	15%	(3)%	17%
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. SDG&E elected this change in tax accounting method in Sempra’s consolidated 2023 income tax return filing.
SDG&E records regulatory liabilities for benefits that will be flowed through to customers in the future.
In 2024 compared to 2023, SDG&E had an income tax expense in 2024 compared to income tax benefit in 2023 primarily due to lower income tax benefit in 2024 from lower ITCs from standalone energy storage projects under the IRA and higher pretax income.

2024 Form 10-K | 79

We discuss herein SoCalGas’ results of operations and significant changes in earnings, revenues and costs for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of SoCalGas’ results of operations and significant changes in earnings, revenues and costs for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to “Part II – Item 7. MD&A – Results of Operations” in our 2023 annual report on Form 10-K filed with the SEC on February 27, 2024.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In 2024 compared to 2023, the increase in SoCalGas’ earnings of $144 million (18%) to $955 million was primarily due to:
▪$184 million higher income tax benefits primarily from flow-through items, including higher gas repairs tax benefits, offset by $25 million related to income tax benefits in 2023 from previously unrecognized income tax benefits pertaining to gas repairs expenditures
▪$18 million higher AFUDC equity
▪$11 million higher net regulatory interest income
Offset by:
▪$28 million higher net interest expense
▪$18 million lower CPUC base operating margin authorized for 2024, net of operating expenses, offset by higher authorized cost of capital
▪$15 million impairment from disallowed capital costs in the 2024 GRC FD
▪$5 million lower regulatory awards approved by the CPUC
2024 Form 10-K | 80

SIGNIFICANT CHANGES IN REVENUES AND COSTS
Natural Gas Revenues and Cost of Natural Gas
SoCalGas’ average cost of natural gas per thousand cubic feet was $3.28 in 2024 and $10.47 in 2023. The average cost of natural gas sold at SoCalGas is impacted by market prices, as well as transportation and other charges.
In 2024 compared to 2023, SoCalGas’ natural gas revenues decreased by $2.1 billion (25%) to $6.2 billion primarily due to:
▪$2.3 billion decrease in cost of natural gas sold, which we discuss below
▪$230 million lower revenues from incremental and balanced capital projects that are now in CPUC-authorized revenues as a result of the 2024 GRC FD, offset by higher authorized cost of capital
▪$90 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$24 million lower franchise fee revenues
▪$7 million lower regulatory awards approved by the CPUC
Offset by:
▪$317 million higher CPUC-authorized revenues in 2024, including certain incremental and balanced capital projects that are now in CPUC-authorized revenues as a result of the 2024 GRC FD and higher authorized cost of capital
▪$253 million higher regulatory revenues primarily from the release of a tax regulatory liability for gas repairs expenditures as a result of the 2024 GRC FD
▪$26 million lower regulatory revenues in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures, which are offset in income tax (expense) benefit
▪$6 million higher revenues from higher non-service components of net periodic benefit cost, which fully offsets in other income (expense), net
In 2024 compared to 2023, SoCalGas’ cost of natural gas decreased by $2.3 billion to $959 million primarily due to:
▪$2.1 billion lower average natural gas prices
▪$201 million lower volumes driven by weather
Operation and Maintenance
In 2024 compared to 2023, SoCalGas’ O&M decreased by $30 million (1%) remaining at $2.8 billion due to:
▪$90 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
▪$40 million higher non-refundable operating costs
▪$20 million impairment from disallowed capital costs in the 2024 GRC FD
Other Income (Expense), Net
In 2024 compared to 2023, SoCalGas’ other income, net, was $25 million compared to other expense, net, of $4 million primarily due to:
▪$18 million higher AFUDC equity
▪$15 million higher net interest income on regulatory balancing accounts
Offset by:
▪$6 million higher non-service components of net periodic benefit cost
Interest Expense
In 2024 compared to 2023, SoCalGas’ interest expense increased by $38 million (13%) to $323 million from higher debt balances from debt issuances.
2024 Form 10-K | 81

Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
SoCalGas:
Income tax expense (benefit)	$31	$(5)	$138
Income before income taxes	$987	$807	$738
Effective income tax rate	3%	(1)%	19%
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. SoCalGas elected this change in tax accounting method in Sempra’s consolidated 2023 income tax return filing.
SoCalGas records regulatory liabilities for benefits that will be flowed through to customers in the future.
In 2024 compared to 2023, SoCalGas had an income tax expense in 2024 compared to income tax benefit in 2023 primarily due to:
▪higher pretax income
Offset by:
▪$40 million higher income tax benefit from the resolution of prior year income tax items
▪higher income tax benefits from flow-through items, including higher gas repairs tax benefits, offset by $43 million income tax benefit in 2023 from the recognition of previously unrecognized income tax benefits pertaining to gas repairs expenditures

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under or supported by our credit facilities, other incurrences of debt which may include issuing debt securities and obtaining term loans, issuing equity securities under our ATM program or other offerings, and other financing transactions which may include, distributions from our equity method investments, project financing and funding from NCI owners. We believe that these cash flow sources, combined with available funds, will be adequate to fund our operations in both the short-term and long-term, including to:
▪finance capital expenditures
▪repay debt
▪fund dividends
▪fund contractual and other obligations and otherwise meet liquidity requirements
▪fund capital contribution requirements
▪fund new business or asset acquisitions
Sempra, SDG&E and SoCalGas currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow or otherwise raise money at market rates from commercial banks, under existing revolving credit facilities, through public offerings of debt or equity securities (including under our ATM program or other offerings), or through private placements of debt supported by our revolving credit facilities in the case of commercial paper. However, our ability to access these markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if economic conditions worsen or disruptions to or volatility in these markets increase. In addition, our financing activities, actions by credit rating agencies and prevailing interest rates, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term debt and equity financing. In January 2025, S&P revised Sempra’s outlook to negative from stable and downgraded SoCalGas’ issuer credit rating to A- from A. Also, cash flows
2024 Form 10-K | 82

from operations may be impacted by the timing and outcomes of regulatory proceedings, commencement and completion of, and potential cost overruns for, large projects and other material events. If cash flows from operations were to be significantly reduced or we were unable to borrow or obtain other financing under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety/reliability) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our goal to maintain our investment-grade credit ratings.
Common Stock Offering and ATM Program
In December 2024, upon full physical settlement of forward sale agreements entered into in connection with our November 2023 common stock offering, we received net proceeds of $1.2 billion from the issuance of 17,142,858 shares of Sempra common stock.
In November 2024, we established an ATM program providing for the offer and sale of shares of Sempra common stock having an aggregate gross sales price of up to $3.0 billion through agents acting as our sales agents or as forward sellers or directly to the agents as principals. The shares may be offered and sold in amounts and at times to be determined by us from time to time. At December 31, 2024, approximately $2.7 billion of common stock remained available for sale under the ATM program, which reflects the forward sale agreement that we describe below.
In November 2024, we entered into a forward sale agreement under the ATM program for the sale of 2,909,274 shares of Sempra common stock. We did not initially receive any proceeds from the sale of shares pursuant to this forward sale agreement. At December 31, 2024, a total of 2,909,274 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us occurring no later than June 30, 2026, which is the final settlement date under the agreement. At the initial forward price of $92.1546 per share, we expect that the net proceeds from the full physical settlement of the forward sale agreement would be approximately $268 million (net of sales commissions of approximately $2 million, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). Although we expect to settle the forward sale agreement entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreement. The forward sale agreement is also subject to acceleration by the forward purchaser upon the occurrence of certain events.
We further discuss these activities, including the use of proceeds, in Note 12 of the Notes to Consolidated Financial Statements.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. Sempra, SDG&E and SoCalGas each has a committed line of credit expiring in 2029 and Sempra Infrastructure has four committed lines of credit expiring on various dates from 2025 through 2030, and an uncommitted line of credit expiring in 2026.

AVAILABLE FUNDS AT DECEMBER 31, 2024
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$1,565	$—	$12
Available unused credit(2)	8,620	1,083	863
(1)    Amounts at Sempra include $70 held in non-U.S. jurisdictions. We discuss repatriation in Note 7 of the Notes to Consolidated Financial Statements.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 6 of the Notes to Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding and any letters of credit outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures or acquisitions. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper, a term loan and lines of credit were our primary sources of short-term debt funding in 2024.
We discuss our short-term debt activities in Note 6 of the Notes to Consolidated Financial Statements and below in “Sources and Uses of Cash.”
2024 Form 10-K | 83

The following table shows selected statistics for our commercial paper borrowings.

COMMERCIAL PAPER STATISTICS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	December 31,
	2024	2023	2024	2023	2024	2023
Amount outstanding at period end	$754	$1,313	$417	$—	$337	$947
Weighted-average interest rate at period end	4.67%	5.48%	4.76%	—%	4.56%	5.44%
Daily weighted-average outstanding balance	$1,320	$1,329	$161	$48	$313	$301
Daily weighted-average yield	4.74%	5.02%	2.46%	1.00%	4.98%	4.24%
Maximum daily amount outstanding	$2,503	$2,119	$696	$408	$966	$982
Long-Term Debt Activities
Significant issuances of and payments on long-term debt in 2024 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra 6.40% junior subordinated notes	$1,250	2054
Sempra 6.875% junior subordinated notes	600	2054
Sempra 6.875% junior subordinated notes	500	2054
Sempra 6.55% junior subordinated notes	600	2055
Sempra 6.625% junior subordinated notes	400	2055
SDG&E 5.55% first mortgage bonds	600	2054
SoCalGas 5.05% first mortgage bonds	600	2034
SoCalGas 5.60% first mortgage bonds	500	2054
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	231	2025
Sempra Infrastructure variable rate notes (PA LNG Phase 1 project)	832	2030

Payments:	Payments	Maturity
SDG&E variable rate term loan	$400	2024
SoCalGas 3.15% first mortgage bonds	500	2024
At December 31, 2024, Sempra expects to make interest payments on long-term debt totaling $27.2 billion, of which $1.5 billion is expected to be paid in 2025 and $25.7 billion is expected to be paid in subsequent years through 2079. At December 31, 2024, SDG&E expects to make interest payments on long-term debt totaling $6.7 billion, of which $400 million is expected to be paid in 2025 and $6.3 billion is expected to be paid in subsequent years through 2054. At December 31, 2024, SoCalGas expects to make interest payments on long-term debt totaling $5.6 billion, of which $300 million is expected to be paid in 2025 and $5.3 billion is expected to be paid in subsequent years through 2054. We calculate expected interest payments using the stated interest rate for fixed-rate obligations, including floating-to-fixed interest rate swaps. We calculate expected interest payments for variable-rate obligations based on forecasted rates in effect at December 31, 2024.
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, and maturities in Note 6 of the Notes to Consolidated Financial Statements.
Credit Ratings
The issuer credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in 2024.

ISSUER CREDIT RATINGS AT DECEMBER 31, 2024

	Sempra	SDG&E	SoCalGas
Moody’s	Baa2 with a stable outlook	A3 with a stable outlook	A2 with a stable outlook
S&P	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a negative outlook
Fitch	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook
On January 9, 2025, S&P affirmed Sempra’s issuer credit rating and revised Sempra’s outlook to negative from stable. At the same time, S&P downgraded SoCalGas’ issuer credit rating to A- from A and revised SoCalGas’ outlook to stable from negative.
2024 Form 10-K | 84

Downgrades of or other negative actions with respect to Sempra’s or any of its subsidiaries’ credit ratings or rating outlooks may, depending on the severity, result in the imposition of financial or other burdensome covenants or a requirement for collateral to be posted in the case of certain financing arrangements and may materially and adversely affect the market prices of their equity and debt securities, the rates at which borrowings are made and commercial paper is issued, and the various fees on their outstanding credit facilities. This could make it more costly for Sempra, SDG&E, SoCalGas and Sempra’s other subsidiaries to issue debt or equity securities, to borrow under credit facilities and to raise certain other types of financing. We provide additional information about our credit ratings at Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors.”
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the Rating Agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at December 31, 2024.
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
Loans due to/from Affiliates
At December 31, 2024, Sempra had $352 million in loans due to unconsolidated affiliates.
Postretirement Benefits
Sempra, SDG&E and SoCalGas have significant investments in several trusts to provide for future payments of pensions and PBOP. The trusts’ ability to make ongoing required benefit payments has not been materially adversely affected by changes in asset values, which are dependent on market fluctuations, contributions and withdrawals. However, changes in asset values or other factors in future periods (such as changes to discount rates, assumed rates of return, mortality tables and regulations) may impact funding requirements for pension and PBOP plans. Additionally, contributions to our plans are based on our funding policy, which generally limits payments from exceeding plan assets of 110% of the projected benefit obligation, which are subject to maximum income tax deduction limitations. Sempra, SDG&E and SoCalGas expect to contribute $283 million, $55 million and $189 million, respectively, to pension and PBOP plans in 2025 and $1.5 billion, $480 million and $768 million, respectively, in the nine years thereafter. At SDG&E and SoCalGas, funding requirements are generally recoverable in rates. We discuss our employee benefit plans and our expected contributions to those plans in Note 8 of the Notes to Consolidated Financial Statements.
Pillar Two
The Organization for Economic Cooperation and Development has introduced a framework known as “Pillar Two” to implement a global minimum effective tax rate of 15% in every jurisdiction (generally, every country) in which a company does business. Many aspects of the Pillar Two framework became effective beginning in 2024. While it is uncertain whether the U.S. or Mexico will enact legislation to adopt the Pillar Two framework, other countries are in the process of introducing and enacting legislation to implement Pillar Two. We do not currently expect the Pillar Two framework to have a material effect on Sempra’s, SDG&E’s or SoCalGas’ results of operations, financial condition and/or cash flows.
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
2024 Form 10-K | 85

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
SDG&E and SoCalGas have regulatory mechanisms to recover credit losses and thus record changes in the allowances for credit losses related to Accounts Receivable – Trade that are probable of recovery in regulatory accounts. Although SDG&E and SoCalGas have regulatory mechanisms to recover credit losses, delay in payments by customers impacts the timing of their cash flows.
As we discuss in Note 4 of the Notes to Consolidated Financial Statements, changes in regulatory balancing accounts for significant costs at SDG&E and SoCalGas, particularly a change between over and undercollected status, may have a significant impact on cash flows. These changes generally represent the difference between when costs are incurred and when they are ultimately recovered or refunded in rates through billings to customers.
CPUC GRC
2024 Revenue Requirements and Attrition Year Revenues. In December 2024, the CPUC approved an FD in the 2024 GRC for SDG&E and SoCalGas that authorizes SDG&E’s and SoCalGas’ revenue requirements for 2024 and attrition year adjustments for 2025 through 2027, inclusively.
The GRC FD adopts a 2024 revenue requirement of $2,699 million for SDG&E’s combined operations ($2,193 million for its electric operations and $506 million for its natural gas operations), which represents an increase of $189 million (7.5%) over its authorized 2023 combined revenue requirement. The GRC FD also specifies an increase in SDG&E’s 2025, 2026, and 2027 combined revenue requirements of $147 million (5.45%), $119 million (4.17%) and $122 million (4.11%), respectively, over the preceding year’s combined revenue requirement, all of which will be updated to implement a previously authorized change in the cost of capital that we describe below that adjusted SDG&E’s rate of return to 7.45%.
The GRC FD adopts a 2024 revenue requirement of $3,806 million for SoCalGas, which represents an increase of $324 million (9.3%) over its authorized 2023 revenue requirement. The GRC FD also specifies an increase in SoCalGas’ 2025, 2026, and 2027 revenue requirements of $190 million (5.00%), $116 million (2.91%) and $120 million (2.92%), respectively, over the preceding year’s revenue requirement, all of which will be updated to implement a previously authorized change in the cost of capital that we describe below that adjusted SoCalGas’ rate of return to 7.49%.
Since the GRC FD is effective retroactive to January 1, 2024, SDG&E and SoCalGas recorded the retroactive impacts in the fourth quarter of 2024. The incremental revenue requirements associated with the period from January 1, 2024 through January 31, 2025 are being recovered in rates over an 18-month period that began on February 1, 2025.
Existing and Anticipated Requests for Recovery of Specified Safety, Maintenance and Reliability Investments. The GRC also provides SDG&E and SoCalGas with numerous mechanisms to seek cost recovery of specified projects and programs. We expect that the requests for cost recovery of these projects and programs, which remain subject to CPUC approval, will result in additional amounts of authorized revenue requirement that are not included in the amounts described above. These projects and programs include (i) the Track 2 and Track 3 requests related to SDG&E’s wildfire mitigation plan costs that we describe below, as well as review of SoCalGas’ and SDG&E’s Pipeline Safety Enhancement Plan costs incurred from 2015 to 2020, inclusively, which the GRC FD added to the Track 3 request, (ii) the ability to file advice letters to implement the revenue requirements associated with the costs of SDG&E’s Moreno compressor station project and SoCalGas’ Honor Rancho compressor station and customer information system replacement projects, which projects were all approved by the CPUC subject to applicable cost caps, and (iii) the opportunity to file separate applications for cost recovery of mobile home park and gas integrity management programs at both SDG&E and SoCalGas, advanced metering infrastructure replacements at SDG&E, and other projects and programs.
CCM
A CPUC cost of capital proceeding every three years determines a utility’s authorized capital structure and authorized return on rate base. The CCM applies in the interim years and considers changes in the cost of capital based on changes in interest rates based on the applicable utility bond index published by Moody’s (CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). Alternatively, each of SDG&E and SoCalGas is permitted to file a cost of capital application to have its cost of capital determined in lieu of the CCM in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole. In October 2024, the CPUC
2024 Form 10-K | 86

issued an FD to modify the CCM. The FD updates the upward or downward adjustment to authorized ROE, if the CCM is triggered, from 50% to 20% of the change in the benchmark rate during the measurement period. The FD adopted this change effective January 1, 2025, reducing both SDG&E’s and SoCalGas’ ROE by 42 bps to 10.23% and 10.08%, respectively, and allowing SDG&E and SoCalGas to update their respective costs of preferred equity and debt for 2025.
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totaled $276 million at December 31, 2024. We describe the Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund with respect to wildfires that have occurred since enactment of the Wildfire Legislation in July 2019. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record accelerated amortization against earnings when available coverage is reduced due to recoverable claims from any of the participating IOUs. PG&E is seeking reimbursement from the Wildfire Fund for losses associated with the Dixie Fire, which burned from July 2021 through October 2021. In the case of the recent LA fires, the causes of these fires have not been determined and therefore these fires may not impact the Wildfire Fund. If any California electric IOUs’ assets are determined to be a cause of fires, including fires of the size and scope of the recent LA Fires, payments of claims associated with those events could have a material adverse effect on the Wildfire Fund and on SDG&E’s and Sempra’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Wildfire Mitigation Cost Recovery Mechanism
2024 GRC Track 2. In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC, known as a Track 2 request. This request seeks review and recovery of $1.5 billion of wildfire mitigation plan costs incurred from 2019 through 2022 that were in addition to amounts authorized in the 2019 GRC and not addressed in the 2024 GRC FD. SDG&E expects to receive a proposed decision for its Track 2 request in the first half of 2025.
Revenue requirements associated with the Track 2 request have been recorded in a regulatory account. In February 2024, the CPUC approved an interim cost recovery mechanism that permits SDG&E to recover in rates $194 million and $96 million of this regulatory account balance in 2024 and 2025, respectively. Such recovery of SDG&E’s wildfire mitigation plan regulatory account balance will be subject to refund, contingent on the reasonableness review decision for its Track 2 request.
2024 GRC Track 3. SDG&E expects to submit in the first half of 2025 an additional request to the CPUC in its 2024 GRC, known as a Track 3 request, for review and recovery of wildfire mitigation plan costs incurred in 2023.
FERC Rate Matters
SDG&E files separately with the FERC for its authorized transmission revenue requirement and ROE on FERC-regulated electric transmission operations and assets.
SDG&E’s authorized TO5 settlement provided for an ROE of 10.60%, consisting of a base ROE of 10.10% plus the California ISO adder. In December 2024, the FERC issued an order, which SDG&E has appealed, finding that SDG&E is not eligible for the California ISO adder and that the TO5 adder refund provision has been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019. In June 2024, SDG&E exercised its right to terminate the TO5 settlement. Accordingly, in October 2024, SDG&E submitted its TO6 filing to the FERC, requested to be effective January 1, 2025, and subject to refund. SDG&E’s TO6 filing proposes, among other items, an increase to SDG&E’s currently authorized base ROE from 10.10% to 11.75% plus the California ISO adder, for a total ROE of 12.25%. In December 2024, the FERC accepted SDG&E’s TO6 filing but suspended the effective date to June 1, 2025 and disallowed the inclusion of the California ISO adder, which SDG&E has appealed.
2024 Form 10-K | 87

SONGS Decommissioning
SDG&E has significant investments in the SONGS NDT to provide for future payments of nuclear decommissioning. The NDT’s ability to make ongoing required payments has not been materially or adversely affected by changes in asset values, which are dependent on market fluctuations, contributions and withdrawals. However, asset values could be materially and adversely affected by future activity in the equity and fixed income markets, and changes in the estimated decommissioning costs, or in the assumptions and judgments made by management underlying these estimates, could cause revisions to the estimated total cost associated with retiring the assets. Funding requirements are generally recoverable in rates. We discuss SDG&E’s NDT and its expected SONGS decommissioning payments in Note 14 of the Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements
SDG&E has entered into PPAs and tolling agreements that are variable interests in unconsolidated entities. We discuss variable interests in Note 1 of the Notes to Consolidated Financial Statements.
SoCalGas
LA Fires
The LA Fires burned in SoCalGas’ service territory. As of February 6, 2025, the California Department of Forestry and Fire Protection estimated that the Palisades and Eaton fires damaged approximately 2,000 structures and destroyed approximately 16,200 structures.
The potential costs to SoCalGas will depend on various factors, including the number of customers impacted and the nature and extent of damage to SoCalGas’ facilities. Due to the limited amount of time that has elapsed since the start of the LA Fires and the limited available information, including continued uncertainty as to the magnitude of their impacts on customers and utility facilities, SoCalGas cannot reasonably estimate the amount or range of such potential costs at this time.
SoCalGas has mechanisms available for potential recovery of costs associated with declared disasters, such as the LA Fires, including through insurance and customer rates. Failure by SoCalGas to timely recover all or a substantial portion of its costs related to the LA Fires or any conclusion that such recovery is no longer probable could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Aliso Canyon Natural Gas Storage Facility
Litigation. From October 23, 2015 through February 11, 2016, SoCalGas experienced the Leak, which we describe in Note 15 of the Notes to Consolidated Financial Statements and in “Part I – Item 1A. Risk Factors.” As of February 19, 2025, there are approximately 520 plaintiffs who have filed lawsuits related to the Leak or who declined to participate in a previous settlement related to the Leak and are able to continue to pursue their claims. SoCalGas’ loss contingency accruals do not include any amounts in excess of what has been reasonably estimated to resolve these matters, nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs. We are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Operations and Reliability. Natural gas withdrawn from storage is important to help maintain service reliability during peak demand periods, including consumer heating needs in the winter and peak electric generation needs in the summer. The Aliso Canyon natural gas storage facility is the largest SoCalGas storage facility and an important component of SoCalGas’ delivery system. In December 2024, the CPUC approved an FD in the SB 380 OII finding that the Aliso Canyon natural gas storage facility is currently necessary for natural gas and electric reliability and affordable rates and closed the OII. Among other things, and subject to future CPUC biennial reviews and potential additional proceedings, the FD authorizes the Aliso Canyon natural gas storage facility to continue operating and sets the maximum working natural gas storage level at 68.6 bcf.
At December 31, 2024, the Aliso Canyon natural gas storage facility had a net book value of $1.0 billion. If the Aliso Canyon natural gas storage facility were to be permanently closed or if future cash flows from its operation were otherwise insufficient to recover its carrying value, we would record an impairment of the facility, which could be material, we could incur materially higher than expected operating costs and/or be required to make material additional capital expenditures (any or all of which may not be recoverable in rates), and natural gas reliability and electric generation could be jeopardized.
2024 Form 10-K | 88

Los Angeles County Franchise Agreement
In December 2024, the Los Angeles County Board of Supervisors granted SoCalGas a new, 20-year gas pipeline franchise. The franchise consists of an initial 10-year term beginning on January 9, 2025, followed by a 10-year term that Los Angeles County has the option to terminate. Prior to the granting of the new franchise, SoCalGas continued to serve customers in the unincorporated territory of Los Angeles County in accordance with its prior franchise.
Labor Relations
Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council. The collective bargaining agreement for these employees covering wages, hours, working conditions, and medical and other benefit plans was due to expire on September 30, 2024, but was extended by mutual agreement through February 7, 2025, while SoCalGas and the unions continued negotiations. Two ratification votes in late 2024 were not successful. SoCalGas is currently operating under the terms of the expired agreement while the parties continue to negotiate revised terms and seek a positive ratification vote from union members. Until a new collective bargaining agreement is ratified by employees, there could be labor disruptions, though we do not anticipate that such labor disruptions would have a material impact on service.
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
In 2024, 2023 and 2022, Sempra Infrastructure distributed $297 million, $730 million and $237 million, respectively, to its NCI owners, and NCI owners contributed $1,235 million, $1,770 million and $31 million, respectively, to Sempra Infrastructure.
Sempra Infrastructure is in various stages of development or construction of natural gas liquefaction projects, pipeline and terminal projects, and renewable power generation and sequestration projects, which we describe below. The successful development and/or construction of these projects is subject to numerous risks and uncertainties.
2024 Form 10-K | 89

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
Cameron LNG JV has received major permits, which have been amended to allow the use of electric drives for a one-train electric drive expansion along with other design enhancements, and FTA and non-FTA approvals associated with the potential expansion. The non-FTA approval for the proposed Cameron LNG Phase 2 project includes, among other things, a May 2026 deadline to commence commercial exports, for which we expect to request an extension.
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
Cameron LNG JV concluded additional value engineering work on the proposed project in December 2024, which improved the overall value of the project and enabled evaluation of another potential EPC contractor. In collaboration with our partners, we continue to evaluate these materials as well as the timeframe to make a final investment decision, which remains subject to satisfactory conclusion on the EPC process as well as negotiation and finalization of definitive offtake agreements and completion of all related financing and permitting activities.
Entergy Louisiana, LLC, a subsidiary of Entergy Corporation, and Cameron LNG JV have an electricity service agreement (and related ancillary agreements) for the supply to Cameron LNG JV of up to 950 MW of power from new renewable sources in Louisiana.
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
2024 Form 10-K | 90

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
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025, which we expect to extend, for an aggregate principal amount of up to $1.3 billion, of which $1.1 billion was outstanding at December 31, 2024. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
With respect to the ECA LNG Phase 1 and Phase 2 projects, recent and proposed changes to the Mexican Constitution and certain laws in Mexico and an unfavorable resolution of land disputes and permit challenges, in each case that we discuss in Note 15 of the Notes to Consolidated Financial Statements, could have a material adverse effect on the development and construction of these projects.
ECA LNG Phase 2 Project. Sempra Infrastructure is developing a second, large-scale natural gas liquefaction project at the site of its existing ECA Regas Facility. We expect the proposed ECA LNG Phase 2 project to be comprised of two trains and one LNG storage tank and produce approximately 12 Mtpa of export capacity. We expect that construction of the proposed ECA LNG Phase 2 project would conflict with the current operations at the ECA Regas Facility, which currently has firm storage service agreements and nitrogen injection service agreements with Shell and SEFE that expire in May 2028 and December 2025, respectively.
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
Sempra Infrastructure has received authorizations from the DOE that permit the LNG to be produced from the PA LNG Phase 1 project to be exported to all current and future FTA and non-FTA countries. In April 2019, the FERC approved the siting, construction and operation of the PA LNG Phase 1 project. Port Arthur LNG has received authorization from the FERC to increase its work force and implement a 24-hours-per-day construction schedule to further enhance construction efficiency while reducing temporal impacts to the community and environment in the vicinity of the project. The authorization provides the EPC contractor with more optionality to meet or exceed the project’s construction schedule.
The PA LNG Phase 1 project holds two Clean Air Act Prevention of Significant Deterioration permits issued by the TCEQ, which we refer to as the “2016 Permit” and the “2022 Permit.” The 2022 Permit also governs emissions for the proposed PA LNG Phase 2 project. In November 2023, a panel of the U.S. Court of Appeals for the Fifth Circuit issued a decision to vacate and remand the 2022 Permit to the TCEQ for additional explanation of the agency’s permit decision. In February 2024, the court withdrew its opinion and referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. In February 2025, the Supreme Court of Texas adopted Port Arthur LNG’s interpretation of the standard. Port Arthur LNG continues to litigate this matter before the U.S. Court of Appeals for the Fifth Circuit, which will apply the standard adopted by the Supreme Court of Texas. The 2022 Permit is effective during the pending litigation. The 2016 Permit was not the subject of, and is unaffected by, the pending litigation of the 2022 Permit. Construction of the PA LNG Phase 1 project is proceeding
2024 Form 10-K | 91

uninterrupted under existing permits, and we do not currently anticipate the pending litigation to materially impact the PA LNG Phase 1 project cost, schedule or expected commercial operations at this stage.
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
We have an EPC contract with Bechtel to construct the PA LNG Phase 1 project, which has an estimated price of approximately $10.7 billion. We estimate the capital expenditures for the PA LNG Phase 1 project will be approximately $13 billion including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates. We expect the first and second trains of the PA LNG Phase 1 project to commence commercial operations in 2027 and 2028, respectively.
As we discuss in Note 12 of the Notes to the Consolidated Financial Statements, SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of December 31, 2024, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
Port Arthur LNG has a seven-year term loan facility for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility for up to $200 million, each of which matures in March 2030. At December 31, 2024, $1.1 billion of borrowings were outstanding under the term loan facility agreement. Proceeds from the loan are being used to finance the cost of construction of the PA LNG Phase 1 project.
In November 2024, Port Arthur LNG signed an agreement to issue senior secured notes in January 2025 for $750 million and April 2025 for $250 million. The net proceeds from the January 2025 issuance and the expected net proceeds from the April 2025 issuance were or will be used to pay transaction fees and repay borrowings under the existing Port Arthur LNG term loan facility. The senior secured notes mature in December 2042 and the January 2025 and April 2025 issuances bear interest at the rate of 6.27% and 6.32% per annum, respectively.
PA LNG Phase 2 Project. Sempra Infrastructure is developing a second phase of the Port Arthur natural gas liquefaction project that we expect will be a similar size to the PA LNG Phase 1 project. We are progressing the development of the proposed PA LNG Phase 2 project, while continuing to evaluate overall opportunities to develop the entirety of the Port Arthur site.
In September 2023, the FERC approved the siting, construction and operation of the proposed PA LNG Phase 2 project, including the potential addition of up to two liquefaction trains. In February 2020, Sempra Infrastructure filed an application with the DOE to permit LNG produced from the proposed PA LNG Phase 2 project to be exported to all current and future non-FTA countries. We received FTA authorization from the DOE in July 2020.
As we discuss above, a U.S. federal court previously issued and subsequently withdrew a decision that would have vacated and remanded the 2022 Permit authorizing emissions from the PA LNG Phase 1 and Phase 2 projects to the TCEQ for additional explanation of the agency’s permit decision. The U.S. Court of Appeals for the Fifth Circuit referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. In February 2025, the Supreme Court of Texas adopted Port Arthur LNG’s interpretation of the standard. Port Arthur LNG continues to litigate this matter before the U.S. Court of Appeals for the Fifth Circuit, which will apply the standard adopted by the Supreme Court of Texas. The 2022 Permit is effective during the pending litigation.
Sempra Infrastructure has entered into a non-binding HOA for a 20-year SPA with Aramco for 5 Mtpa of LNG offtake from the proposed PA LNG Phase 2 project. The HOA further contemplates Aramco’s 25% participation in the project-level equity of the PA LNG Phase 2 project.
In July 2024, Sempra Infrastructure entered into an $8.2 billion EPC contract with Bechtel for the proposed PA LNG Phase 2 project. The EPC contract contemplates the construction of two liquefaction trains capable of producing approximately 13 Mtpa, an additional LNG storage tank and marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. We have no obligation to move forward on the EPC contract, and we may release Bechtel to perform
2024 Form 10-K | 92

portions of the work pursuant to limited notices to proceed. The price is subject to increase if certain limited notices to proceed and the full notice to proceed are not issued, each by specified dates. We expect to work with Bechtel with respect to such changes based on the ultimate timeline for the project and plan to fully release Bechtel to perform all the work to construct the PA LNG Phase 2 project only after we reach a final investment decision, which we are targeting in 2025, and after certain other conditions are met, including obtaining permits, executing definitive agreements for LNG offtake and equity investments, and securing project financing.
Vista Pacifico LNG Liquefaction Project. Sempra Infrastructure is developing the Vista Pacifico LNG project, a mid-scale natural gas liquefaction export facility proposed to be located in the vicinity of the Port of Topolobampo in Sinaloa, Mexico. In June 2024, we extended the non-binding development agreement with the CFE through December 2025. We continue to progress with the CFE on the negotiation of definitive agreements, including a natural gas supply agreement. The proposed LNG export terminal would be supplied with U.S. natural gas and would use excess capacity on existing pipelines in Mexico with the intent of helping to meet growing demand for natural gas and LNG in the Mexican and Pacific markets.
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
In June 2021, Sempra provided a promissory note, which constitutes a guarantee, for the benefit of Cameron LNG JV with a maximum exposure to loss of $165 million. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA. We discuss this guarantee in Note 5 of the Notes to Consolidated Financial Statements.
In July 2020, Sempra entered into a Support Agreement, which contains a guarantee and represents a variable interest, for the benefit of CFIN with a maximum exposure to loss of $979 million. The guarantee will terminate upon full repayment of the guaranteed debt by 2039, including repayment following an event in which the guaranteed debt is put to Sempra. We discuss this guarantee in Notes 1, 5 and 10 of the Notes to Consolidated Financial Statements.
Energy Networks
Sonora Pipeline. Sempra Infrastructure’s Sonora natural gas pipeline consists of two pipeline segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the pipeline in the Yaqui territory that has made that section inoperable since August 2017 because it was not able to be repaired due to legal challenges, which were resolved in March 2023, by some members of the Yaqui tribe.
In September 2019, Sempra Infrastructure and the CFE reached an agreement to modify the tariff structure and extend the term of the contract by 10 years. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is back in service.
Sempra Infrastructure and the CFE have agreed to an amendment to their transportation services agreement and to re-route the portion of the pipeline that is in the Yaqui territory, whereby the CFE would pay for the re-routing with a new tariff. This amendment will terminate if certain conditions are not met, and Sempra Infrastructure retains the right to terminate the transportation services agreement and seek to recover its reasonable and documented costs and lost profit. Sempra Infrastructure continues to acquire and pursue the necessary rights-of-way and permits for the portion of the pipeline that needs to be re-routed.
2024 Form 10-K | 93

The Guaymas-El Oro segment of the Sonora pipeline currently constitutes a Sole Risk Project under the terms of the SI Partners limited partnership agreement, which means that Sempra Infrastructure holds a 100% interest in the project. Sole Risk Projects are separated from other SI Partners projects and are conducted at Sempra’s sole cost, expense and liability and Sempra Infrastructure receives, through the acquisition of Sole Risk Interests, any economic and other benefits from such projects. At December 31, 2024, Sempra Infrastructure had $401 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Refined Products Terminals. Sempra Infrastructure owns and operates terminals for the receipt, storage, and delivery of refined products; one such terminal located in Topolobampo commenced commercial operations in June 2024. Sempra Infrastructure is also developing terminals for the receipt, storage, and delivery of refined products in the vicinity of Manzanillo and Ensenada.
Port Arthur Pipeline Louisiana Connector. Sempra Infrastructure is constructing the Port Arthur Pipeline Louisiana Connector, a 72-mile pipeline connecting the PA LNG Phase 1 project to Gillis, Louisiana. In April 2019, the FERC approved the siting, construction and operation of the Port Arthur Pipeline Louisiana Connector, which will be used to supply feed gas to the PA LNG Phase 1 project. Sempra Infrastructure received FERC approval to implement construction process enhancements and minor modifications to several discrete sections of the Port Arthur Pipeline Louisiana Connector. These modifications are intended to decrease environmental impacts, accommodate landowner routing requests and enhance construction procedures. We expect the Port Arthur Pipeline Louisiana Connector to be ready for service ahead of the PA LNG Phase 1 project’s gas requirements. We estimate the capital expenditures for the project will be approximately $1 billion, including capitalized interest at the project level and project contingency. The actual amount of these capital expenditures may differ substantially from our estimates.
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
Low Carbon Solutions
Cimarrón Wind. Sempra Infrastructure has made a positive final investment decision on and begun constructing the Cimarrón Wind project, an approximately 320 MW wind generation facility in Baja California, Mexico. Sempra Infrastructure has a 20-year PPA with Silicon Valley Power for the long-term supply of renewable energy to the City of Santa Clara, California. Cimarrón Wind will utilize Sempra Infrastructure’s existing cross-border high voltage transmission line to interconnect and deliver clean energy to the East County substation in San Diego County. We estimate the capital expenditures for the project will be approximately $550 million, including capitalized interest at the project level and project contingency. The actual amount of these capital expenditures may differ substantially from our estimates. We expect the Cimarrón Wind project to begin generating energy in late 2025 and commence commercial operations in the first half of 2026.
Hackberry Carbon Sequestration Project. Sempra Infrastructure is developing the potential Hackberry Carbon Sequestration project near Hackberry, Louisiana, together with TotalEnergies SE, Mitsui & Co., Ltd. and Mitsubishi Corporation. This proposed project is designed to permanently sequester carbon dioxide from the Cameron LNG Phase 1 facility, the proposed Cameron LNG Phase 2 project and potentially other sources. In 2021, Sempra Infrastructure filed an application with the EPA for a Class VI carbon injection well permit, which is under review by the State of Louisiana.
Legal and Regulatory Matters
See Note 15 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors” for discussions of the following legal and regulatory matters affecting our operations in Mexico and risks associated with Mexican laws, policies and government influence:
Energía Costa Azul
▪Land Disputes
▪Environmental and Social Impact Permits
One or more unfavorable final decisions on these land disputes or environmental and social impact permit challenges could materially adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the
2024 Form 10-K | 94

site of the ECA Regas Facility and have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Regulatory and Other Actions by the Mexican Government
▪Amendments to Mexico’s Hydrocarbons Law
▪Amendments to Mexico’s Electricity Industry Law
Sempra Infrastructure and other parties affected by these amendments to Mexican law have challenged them by filing amparo and other claims, some of which remain pending. In particular, Sempra Infrastructure filed one lawsuit concerning the provision of Mexico’s Electricity Industry Law permitting revocation of self-supply permits deemed improperly obtained that was dismissed by the court. Consequently, the CRE may be required to seek to revoke such self-supply permits, under a legal standard that is ambiguous and not well defined under the law. An unfavorable decision on one or more of these amparo or other challenges, the impact of the amendments that have become effective (due to unsuccessful amparo challenges or otherwise), or the possibility of future reforms to the energy industry through additional amendments to Mexican laws, regulations or rules (including through amendments to the Mexican Constitution) may impact our ability to operate our facilities at existing levels or at all, may result in increased costs for Sempra Infrastructure and its customers, may adversely affect our ability to develop new projects, may result in decreased revenues and cash flows, and may negatively impact our ability to recover the carrying values of our investments in Mexico, any of which may have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Subsequent to the federal elections in Mexico in 2024 and, as noted above, the Mexican government has begun to introduce significant changes to the Mexican Constitution, which will require changes in laws, policies, and regulations in order to be implemented. These changes have included Mexican Constitutional reforms affecting the judiciary and the for-profit status of certain state-owned enterprises. The changes to the judiciary include a requirement that all judges be elected rather than appointed. The energy reforms have the potential to increase government control and participation in the energy sector and to create novel challenges for infrastructure development and operations. Additionally, a set of six energy-related laws, including modifications to the Hydrocarbons Law and Electricity Industry Law, were submitted to Mexico’s Congress in January 2025. The legislative session runs from February 1 to April 30, and the government is targeting approval by the end of March 2025. These reforms and any further Mexican Constitutional, legal or regulatory changes could affect the Mexican economy, energy sector and our businesses, the extent of which we currently are unable to predict.

2024 Form 10-K | 95

SOURCES AND USES OF CASH
We discuss herein our sources and uses of cash for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of our sources and uses of cash for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to “Part II – Item 7. MD&A – Sources and Uses of Cash” in our 2023 annual report on Form 10-K filed with the SEC on February 27, 2024.
The following tables include only significant changes in cash flow activities for each of the Registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra	SDG&E	SoCalGas
2024	$4,907	$2,073	$1,791
2023	6,218	1,936	1,389
Change	$(1,311)	$137	$402

Change in net margin posted, current and noncurrent	$(1,142)
Change in fixed-price contracts and other derivatives, current and noncurrent	(432)	$(127)	$(305)
Change in qualified pension liability	(211)	(83)	(130)
Change in income taxes receivable/payable, net	(191)	445
Change in GHG allowances, current and noncurrent	(73)	40	(155)
Change in accounts receivable(1)	(50)	305	(220)
(Lower) higher net income, adjusted for noncash items included in earnings	(45)	78	40
Change in legal reserve, current and noncurrent	82		82
Lower net decrease in Reserve for Aliso Canyon costs, current and noncurrent, due to $94 lower payments offset by $6 lower accruals	88		88
Change in GHG obligations, current and noncurrent	99	39	55
Change in accounts payable(2)	139	(63)	76
Higher distributions from Oncor Holdings	162
Change in regulatory accounts, current and noncurrent	249	(456)	704
Change in customer deposits		(47)
Change in inventories, current and noncurrent(3)			117
Other	14	6	50
	$(1,311)	$137	$402
(1)    Change primarily due to a decrease in natural gas consumption and lower gas rates at SoCalGas offset by timing of customer payments.
(2)    Change primarily due to a decrease in payments to suppliers at Sempra Infrastructure and a decrease in payments for gas purchases at SoCalGas, offset by an increase in payments to CCAs at SDG&E.
(3)    Change primarily due to a decrease in purchases of materials and supplies and a decrease in natural gas inventory.

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra	SDG&E	SoCalGas
2024	$(9,118)	$(2,461)	$(2,231)
2023	(8,716)	(2,472)	(2,020)
Change	$(402)	$11	$(211)

Higher contributions to Oncor Holdings	$(609)
Decrease (increase) in capital expenditures	182	$18	$(211)
Other	25	(7)
	$(402)	$11	$(211)
2024 Form 10-K | 96

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra	SDG&E	SoCalGas
2024	$5,424	$338	$450
2023	2,419	579	612
Change	$3,005	$(241)	$(162)

Lower payments on short-term debt with maturities greater than 90 days	$2,923		$800
Higher (lower) issuances of long-term debt	2,124	$(795)	97
Higher issuances of common stock	1,074
Lower distributions to NCI	433
Termination of interest rate and settlement of cross-currency swaps	145
Higher advances from unconsolidated affiliates	54
Lower contributions from NCI	(335)
Change in borrowings and repayments of short-term debt, net	(1,109)	622	(1,455)
(Lower) higher issuances of short-term debt with maturities greater than 90 days	(1,119)		700
Net proceeds from sales of NCI in 2023	(1,219)
Lower (higher) payments on long-term debt and finance leases		48	(204)
Higher common dividends paid		(125)	(100)
Other	34	9
	$3,005	$(241)	$(162)
Capital Expenditures for PP&E
We invest the majority of our capital expenditures in Sempra California, primarily for transmission and distribution improvements, including pipeline and wildfire safety. The following table summarizes, by segment, capital expenditures for PP&E for the last three years.

CAPITAL EXPENDITURES FOR PP&E
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
Sempra California(1)	$4,753	$4,560	$4,466
Sempra Infrastructure	3,459	3,832	884
Segment totals	8,212	8,392	5,350
Parent and other	3	5	7
Total Sempra	$8,215	$8,397	$5,357
(1)    Includes capital expenditures for PP&E of $2,522, $2,540, and $2,473 at SDG&E and $2,231, $2,020, and $1,993 at SoCalGas for 2024, 2023, and 2022, respectively.
Capital Expenditures for Investments
The following table summarizes, by segment, capital expenditures for investments in entities that we account for under the equity method for the last three years.

CAPITAL EXPENDITURES FOR INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
Sempra Texas Utilities	$976	$367	$346
Sempra Infrastructure	12	15	30
Total Sempra	$988	$382	$376
2024 Form 10-K | 97

Future Capital Expenditures for PP&E and Investments
The amounts and timing of capital expenditures for PP&E and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT, and various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors.” In 2025, we expect to make capital expenditures for PP&E and investments of approximately $12.5 billion, as summarized by segment in the following table.

FUTURE CAPITAL EXPENDITURES FOR PP&E AND INVESTMENTS
(Dollars in millions)
Year ending December 31, 2025
Sempra:
Sempra California(1)	$4,740
Sempra Texas Utilities	1,935
Sempra Infrastructure	5,777
Segment totals	12,452
Parent and other	2
Total Sempra	$12,454
(1)    Includes expected future capital expenditures of $2,632 and $2,108 at SDG&E and SoCalGas, respectively.
We expect the majority of our capital expenditures for PP&E and investments in 2025 will relate to investments in transmission and distribution safety and reliability at our regulated public utilities and construction of the PA LNG Phase 1 project, ECA LNG Phase 1 project and natural gas pipelines at Sempra Infrastructure.
From 2025 through 2029, and subject to the factors described below, which could cause these estimates to vary substantially, Sempra expects to make aggregate capital expenditures for PP&E and investments of approximately $41.4 billion, as follows: $22.4 billion at Sempra California (which includes $12.7 billion at SDG&E and $9.7 billion at SoCalGas), $8.1 billion at Sempra Texas Utilities, and $10.9 billion at Sempra Infrastructure. Capital expenditure amounts for PP&E include capitalized interest and AFUDC related to debt.
When (i) including Sempra’s proportionate ownership interest in expected capital expenditures for PP&E at unconsolidated equity method investees while excluding Sempra’s expected capital contributions to those unconsolidated equity method investees and (ii) excluding NCI’s proportionate ownership interest in expected capital expenditures for PP&E at Sempra and at unconsolidated equity method investees, we expect capital expenditures for PP&E from 2025 through 2029 to total $55.5 billion.
Oncor currently anticipates that its five-year capital expenditures plan could grow by approximately $12 billion over the 2025 through 2029 period due to potential additions to its system resiliency plan expected to occur in 2028 and 2029, potential projects that are pending regulatory action and customer projects that are in Oncor’s transmission interconnection queue but do not yet have signed agreements. Significant changes in Oncor’s capital expenditures plan could result in significant changes to our capital expenditures plan. To the extent Oncor’s five-year capital expenditures plan grows, Sempra expects that its five-year plan for capital expenditures for PP&E and investments, as well as its plan when including its proportionate ownership interest in Oncor’s capital expenditures and excluding Sempra’s expected capital contributions to Oncor, would each grow by Sempra’s 80.25% interest in Oncor’s incremental capital expenditures.
Periodically, we review our construction, investment and financing programs and revise them in response to changes in regulation, economic conditions, competition, customer growth, inflation, customer rates, the cost and availability of capital, and safety and environmental requirements.
Our level of capital expenditures for PP&E and investments in the next few years may vary substantially and will depend on, among other things, the cost and availability of financing, regulatory approvals, changes in tax law and business opportunities providing desirable rates of return, among various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors.” We aim to finance our capital expenditures for PP&E and investments in a manner that will maintain our investment-grade credit ratings and capital structure, but there is no guarantee that we will be able to do so.
Rate Base
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
2024 Form 10-K | 98

WEIGHTED-AVERAGE RATE BASE
(Dollars in millions)
	2024	2023	2022
SDG&E	$16,842	$15,220	$13,780
SoCalGas	12,446	11,671	10,494
The increase in weighted-average rate base reflects the significant capital investments that SDG&E and SoCalGas have made in transmission and distribution safety and reliability. We expect the weighted-average rate base to continue to increase in 2025 based on our expected capital investments.
For Oncor, rate base represents the total invested capital, as adjusted in accordance with PUCT rules, at the end of the previous calendar year as reported in the Earnings Monitoring Report filed with the PUCT on an annual basis. Oncor’s regulatory rate base as reported in these filings as of December 31, 2023 and 2022 was $23.1 billion and $20.7 billion, respectively. As calculated on a similar basis, its estimated regulatory rate base at December 31, 2024 was $26.6 billion. The increase in rate base reflects the significant capital investments that Oncor has made in its transmission and distribution system, and we expect rate base to continue to increase in 2025 based on Oncor’s expected capital investments.
Capital Stock Transactions
Sempra
Cash provided by issuances of common stock was:
▪$1,219 million in 2024
▪$145 million in 2023
▪$4 million in 2022
Cash used for repurchases of common stock was:
▪$43 million in 2024
▪$32 million in 2023
▪$478 million in 2022
We discuss the issuances and repurchases of common stock in Note 12 of the Notes to Consolidated Financial Statements.
Dividends
Sempra
Sempra paid cash dividends of:
▪$1,499 million for common stock and $44 million for preferred stock in 2024
▪$1,483 million for common stock and $44 million for preferred stock in 2023
▪$1,430 million for common stock and $44 million for preferred stock in 2022
2024 Form 10-K | 99

DIVIDENDS PER SHARE ON SEMPRA COMMON STOCK
(As approved by our board of directors)

On February 24, 2025, our board of directors declared a dividend of $0.645 per share on our common stock and a dividend of $24.375 per share on our series C preferred stock, both payable on April 15, 2025.
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
SDG&E
In 2024, 2023 and 2022, SDG&E paid common stock dividends to Enova Corporation and Enova Corporation paid corresponding dividends to Sempra of $225 million, $100 million and $100 million, respectively. SDG&E’s dividends on common stock declared on an annual historical basis may not be indicative of future declarations. Rather, SDG&E’s common stock dividends in the next few years may be impacted as available cash is used to maintain its authorized capital structure while supporting its capital investment program.
Enova Corporation, a wholly owned subsidiary of Sempra, owns all of SDG&E’s outstanding common stock. Accordingly, dividends paid by SDG&E to Enova Corporation and dividends paid by Enova Corporation to Sempra are eliminated in Sempra’s consolidated financial statements.
SoCalGas
In 2024 and 2023, SoCalGas paid common stock dividends to Pacific Enterprises and Pacific Enterprises paid corresponding dividends to Sempra of $200 million and $100 million, respectively. SoCalGas did not declare or pay common stock dividends in 2022. SoCalGas’ dividends on common stock declared on an annual historical basis may not be indicative of future declarations. Rather, SoCalGas’ common stock dividends in the next few years may be impacted as available cash is used to maintain its authorized capital structure while supporting its capital investment program.
Pacific Enterprises, a wholly owned subsidiary of Sempra, owns all of SoCalGas’ outstanding common stock. Accordingly, dividends paid by SoCalGas to Pacific Enterprises and dividends paid by Pacific Enterprises to Sempra are eliminated in Sempra’s consolidated financial statements.
2024 Form 10-K | 100

Dividend Restrictions
The board of directors for each of Sempra, SDG&E and SoCalGas has the discretion to determine whether to declare and, if declared, the amount of any dividends by each such entity. The CPUC’s regulation of SDG&E’s and SoCalGas’ capital structures limits the amounts that are available for loans and dividends to Sempra. At December 31, 2024, based on these regulations, Sempra could have received combined loans and dividends of approximately $672 million from SDG&E and $457 million from SoCalGas. In addition, the terms of Sempra’s series C preferred stock limit Sempra’s ability to declare dividends on its common stock under certain circumstances.
We provide additional information about dividend restrictions in “Restricted Net Assets” in Note 1 of the Notes to Consolidated Financial Statements and in Note 11 of the Notes to Consolidated Financial Statements.
Capitalization
Our total capitalization, which is the sum of total debt and equity, and our debt-to-capitalization ratio, which is calculated as total debt as a percentage of total capitalization, was as follows:

TOTAL CAPITALIZATION AND DEBT-TO-CAPITALIZATION RATIO
(Dollars in millions)
	Total capitalization		Debt-to-capitalization ratio
	December 31,
	2024	2023	2024	2023
Sempra	$73,636	$64,730	49%	48%
SDG&E	21,041	19,796	50	50
SoCalGas	16,602	15,167	51	51

In 2024 compared to 2023, Sempra’s total capitalization increased by $8.9 billion (14%) due to:
▪increase in long-term debt
▪increase in equity primarily from comprehensive income exceeding dividends, issuances of common stock and contributions from NCI
Offset by:
▪decrease in short-term debt
▪distributions to NCI
In 2024 compared to 2023, SDG&E’s and SoCalGas’ total capitalization increased by $1.2 billion (6%) and $1.4 billion (9%), respectively, due to increases in equity from comprehensive income exceeding dividends and increases in debt.

CRITICAL ACCOUNTING ESTIMATES
Management views the accounting estimates that we describe below as critical because their application is the most relevant, judgmental and/or material to our financial position and results of operations, and/or because they require the use of material judgments and estimates. We discuss critical accounting estimates that are material to our financial statements with the Audit Committee of Sempra’s board of directors.
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
2024 Form 10-K | 101

To the extent that circumstances associated with regulatory balances change, the regulatory balances are evaluated and adjusted if appropriate.
Significant management judgment is required to evaluate the anticipated recovery of regulatory assets and revenues subject to refund, as well as the existence and amount of regulatory liabilities. Adverse regulatory or legislative actions could materially impact the amounts of our regulatory assets and liabilities and could materially adversely impact our results of operations and financial condition. Specifically, if future recovery of costs ceases to be probable, all or part of the associated regulatory assets would need to be written off against current period earnings, or adverse regulatory or legislative actions could give rise to material new or higher regulatory liabilities. We discuss details of SDG&E’s and SoCalGas’ regulatory assets and liabilities and additional factors that management considers when assessing probabilities associated with regulatory balances in Notes 1, 4, 14 and 15 of the Notes to Consolidated Financial Statements.
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
We discuss these matters and additional information related to accounting for income taxes, including uncertainty in income taxes, in Note 7 of the Notes to Consolidated Financial Statements.
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
2024 Form 10-K | 102

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
Changes in the estimated costs or timing of pension and PBOP, or the assumptions and judgments used by management underlying these estimates (primarily the discount rate and expected return on plan assets), as well as changes in the circumstances associated with rate recovery, could have a material effect on the recorded expenses and liabilities. The following tables summarize the impact to our projected benefit obligation for pension and accumulated benefit obligation for PBOP at December 31, 2024, and 2024 net periodic benefit costs, in each case if the discount rate or expected return on plan assets were changed by 1%.

IMPACT DUE TO INCREASE/DECREASE IN DISCOUNT RATE
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Pension:
(Decrease) increase to projected benefit obligation, net	$(292)	$(379)	$(38)	$59	$(241)	$304
(Decrease) increase to net periodic benefit cost	(1)	16	2	(1)	(4)	17
PBOP:
(Decrease) increase to accumulated benefit obligation, net	(67)	94	(9)	22	(56)	69
(Decrease) increase to net periodic benefit cost	(6)	7	(1)	1	(4)	5

IMPACT DUE TO INCREASE/DECREASE IN RETURN ON PLAN ASSETS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Pension:
(Decrease) increase to net periodic benefit cost	$(39)	$39	$(9)	$9	$(28)	$28
PBOP:
(Decrease) increase to net periodic benefit cost	(12)	12	(1)	1	(10)	10
For SDG&E and SoCalGas plans, the effects of the assumptions on earnings are expected to be recovered in rates and therefore are offset in regulatory accounts. We provide details of our pension and PBOP plans in Note 8 of the Notes to Consolidated Financial Statements.
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
2024 Form 10-K | 103

SDG&E’s nuclear decommissioning expenses are subject to rate recovery and, therefore, rate-making accounting treatment is applied to SDG&E’s nuclear decommissioning activities. SDG&E recognizes a regulatory asset, or liability, to the extent that its SONGS ARO exceeds, or is less than, the amount collected from customers and the amount earned in SDG&E’s NDT.
SDG&E’s ARO related to the decommissioning of SONGS was $471 million as of December 31, 2024, based on the decommissioning cost study prepared in 2024. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission this facility, which could have a material effect on the recorded liability.
The following table illustrates the increase to SDG&E’s and Sempra’s ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

INCREASE TO ARO AND REGULATORY ASSET
(Dollars in millions)
December 31, 2024
Uniform increase in escalation percentage of 1%	$62
The increase in the ARO liability driven by an increase in the cost escalation rate would result in a decrease in the regulatory liability for recoveries in excess of ARO liabilities. We provide additional detail in Note 14 of the Notes to Consolidated Financial Statements.
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
▪projected revenue and expense growth rates
▪the appropriate risk-adjusted discount rate, including the impacts of country risk, customer creditworthiness and entity risk
2024 Form 10-K | 104

Historically, we determined based on a quantitative goodwill impairment test that the estimated fair values of our reporting units in Mexico, to which goodwill was allocated, were substantially above their respective carrying values as of October 1, our annual goodwill impairment testing date. Upon performing a qualitative analysis as of October 1, 2024, we determined that it was not more likely than not that the fair value of such reporting units was less than their respective carrying values. Our goodwill impairment test is determined based on assumptions existing as of that point in time. Changes in the business (such as loss of future cash flows from customer disputes, renegotiation of customer contracts or the macroeconomic environment, including rising interest rates) may result in us having to perform an interim goodwill impairment test, which could result in an impairment of our goodwill.
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
MARKET RISK POLICIES
Sempra has policies governing its market risk management and trading activities. Sempra, SDG&E, SoCalGas and Sempra Infrastructure maintain separate risk management committees, organizations and processes to provide oversight of these activities for their respective businesses. The committees consist of senior officers who establish policy, oversee energy risk management activities, and monitor the results of trading and other activities to help ensure compliance with our energy risk management and trading policies. These activities include, but are not limited to, monitoring of market positions that create credit, liquidity and market risk. The respective oversight organizations and committees are independent from energy procurement departments.
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
SDG&E and SoCalGas use natural gas derivatives and SDG&E uses electricity derivatives to manage natural gas and electric price risk associated with servicing load requirements. The use of natural gas and electricity derivatives is subject to certain limitations imposed by company policy and regulatory requirements. SDG&E’s risk management and transacting activity plans for electricity derivatives are also required to be filed with, and have been approved by, the CPUC. SoCalGas is also subject to certain regulatory requirements and thresholds related to natural gas procurement under the GCIM. We discuss revenue recognition in Note 3 and additional market-risk information regarding derivative instruments in Note 9 of the Notes to Consolidated Financial Statements.
We have exposure to changes in commodity prices, interest rates and foreign currency and inflation rates. The following discussion of these primary market-risk exposures as of December 31, 2024 includes a discussion of how these exposures are managed.
COMMODITY PRICE RISK
Market risk related to physical commodities is created by volatility in the prices and basis of certain commodities. Our various subsidiaries are exposed, in varying degrees, to commodity price risk, primarily in the natural gas and electricity markets. Our policy is to manage this risk within a framework that considers the specific markets and operating and regulatory environments of each subsidiary.
Sempra Infrastructure is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. Sempra Infrastructure has utilized and may continue to utilize commodity contracts, including physical
2024 Form 10-K | 105

and financial derivatives, in an effort to mitigate these risks and optimize the value of these assets. These transactions are typically priced based on market indices but may also include fixed price purchases and sales of commodities. Any residual exposure is monitored as described above. Some of these derivatives that we use as economic hedges do not meet the requirements for hedge accounting, or hedge accounting is not elected, and as a result, the changes in fair value of these derivatives are recorded in earnings. Consequently, significant changes in commodity prices have in the past and could in the future result in earnings volatility as the economic offset of these derivatives may not be recorded at fair value. A significant decrease in the fair value of these economic hedges could also result in higher collateral requirements, which could negatively impact our liquidity and our ability to continue to mitigate our commodity risk exposure. We try to structure our hedging transactions with the objective that over time (i) realized gains and losses on our economic hedges would be largely offset by gains and losses related to our purchases or sales of natural gas and (ii) we would realize the economic benefit we anticipated at the time we structured the original transaction.
A hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $13 million and $14 million at December 31, 2024 and 2023, respectively. The impact of a change in energy commodity prices on our commodity-based derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled and does not typically include the generally offsetting impact of our underlying asset positions.
SDG&E and SoCalGas separately manage risk within the parameters of their market risk management frameworks. In addition, their market-risk exposure is limited due to CPUC-authorized rate recovery of the costs of commodity purchases, interstate and intrastate transportation, and storage activity. However, SoCalGas may, at times, be exposed to market risk as a result of the GCIM, which rewards or penalizes the utility for commodity costs below or above certain benchmarks. The one-day VaR for SDG&E’s and SoCalGas’ commodity positions were both $2 million at December 31, 2024 and $2 million and $4 million, respectively, at December 31, 2023.
INTEREST RATE RISK
We are exposed to fluctuations in interest rates primarily from our short- and long-term debt. Subject to regulatory constraints, we periodically enter into interest rate swap agreements to moderate our exposure to interest rate changes and to lower our overall cost of borrowing.
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	December 31, 2024			December 31, 2023
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$1,454	$417	$1,037	$947	$—	$947
Other	562	—	—	1,397	—	—
Long-term:
Sempra California fixed-rate	$16,309	$8,950	$7,359	$15,109	$8,350	$6,759
Sempra California variable-rate	—	—	—	400	400	—
Other fixed-rate	15,527	—	—	11,317	—	—
Other variable-rate	1,063	—	—	890	—	—
(1)    After the effects of interest rate swaps. Before reductions for unamortized discount and debt issuance costs and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings attributable to common shares (but disregarding capitalized interest and impacts on equity earnings from debt at our equity method investees) that would result from a hypothetical change in market interest rates. Earnings attributable to common shares are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at December 31, 2024 increased or decreased by 10%, the change in earnings attributable to common shares over the 12-month period ending December 31, 2025 would be approximately $7 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at December 31, 2024, after considering the effects of interest rate swaps, the change in earnings attributable to common shares over the 12-month period ending December 31, 2025 would be approximately $3 million.
We provide further information about debt and interest rate swap transactions in Notes 6 and 9, respectively, of the Notes to Consolidated Financial Statements.
2024 Form 10-K | 106

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
The hypothetical effect for every 10% appreciation in the U.S. dollar against the Mexican peso, in which we have operations and investments, are as follows:

HYPOTHETICAL EFFECTS FROM 10% STRENGTHENING OF U.S. DOLLAR (1)
(Dollars in millions)
Hypothetical effects
Sempra:
Translation of 2024 earnings to U.S. dollars(2)	$(2)
Transactional exposure(3)	151
Translation of net assets of foreign subsidiaries and investment in foreign entities(4)	(18)
(1)    After the effects of foreign currency derivatives.
(2)    Amount represents the impact to earnings for a change in the average exchange rate throughout the reporting period.
(3)    Amount primarily represents the effects of currency exchange rate movement from December 31, 2024 on monetary assets and liabilities and remeasurement of non-U.S. deferred income tax balances at our Mexican subsidiaries.
(4)    Amount represents the effects of currency exchange rate movement from December 31, 2024 that would be recorded to OCI at the end of the reporting period.

Monetary assets and liabilities at our Mexican subsidiaries and JVs that are denominated in U.S. dollars may fluctuate significantly throughout the year. These monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. Based on a net monetary liability position of $4.5 billion, including those related to our investments in JVs, at December 31, 2024, the hypothetical effect of a 10% increase in the Mexican inflation rate is approximately $89 million lower earnings attributable to common shares as a result of higher income tax expense for our consolidated entities, as well as lower equity earnings for our JVs.
In 2024 and 2023, SDG&E and SoCalGas experienced inflationary pressures from increases in various costs, including the cost of natural gas, electric fuel and purchased power, labor, materials and supplies, as well as availability of labor and materials. During this period, Sempra Texas Utilities experienced increased costs, including labor and contractor-related costs as well as higher insurance premiums, and does not have specific regulatory mechanisms that allow for recovery of higher non-reconcilable costs due to inflation; rather, recovery is limited to rate updates through capital trackers and base rate reviews, which may result in partial non-recovery due to the regulatory lag. If such costs continue to be subject to significant inflationary pressures and we are not able to fully recover such higher costs in rates or there is a delay in recovery, these increased costs may have a significant effect on Sempra’s, SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
In 2024 and 2023, Sempra Infrastructure experienced inflationary pressures from increases in various costs, including the cost of labor, materials and supplies. Sempra Infrastructure generally secures long-term contracts that are U.S. dollar-denominated or referenced and are periodically adjusted for market factors, including inflation, and Sempra Infrastructure generally enters into lump-sum contracts for its large construction projects in which much of the risk during construction is absorbed or hedged by the EPC contractor. If additional costs become subject to significant inflationary pressures, we may not be able to fully recover such higher costs through contractual adjustments for inflation, which may have a significant effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements are listed on the Index to Consolidated Financial Statements set forth on page F-1 of this annual report on Form 10-K.
2024 Form 10-K | 107

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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Sempra, SDG&E, SoCalGas
The respective management of Sempra, SDG&E and SoCalGas is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these evaluations, each company’s management concluded that its internal control over financial reporting was effective as of December 31, 2024. Deloitte & Touche LLP audited the effectiveness of each company’s internal control over financial reporting as of December 31, 2024, as stated in their reports, which are included in this annual report on Form 10-K.
There have been no changes in Sempra’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, any such company’s internal control over financial reporting.
2024 Form 10-K | 108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Sempra:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sempra and subsidiaries (“Sempra”) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, Sempra maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2024, of Sempra and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
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
February 25, 2025

2024 Form 10-K | 109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder and Board of Directors of San Diego Gas & Electric Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of San Diego Gas & Electric Company (“SDG&E”) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, SDG&E maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2024, of SDG&E and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
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
February 25, 2025

2024 Form 10-K | 110

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Southern California Gas Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Southern California Gas Company (“SoCalGas”) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, SoCalGas maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2024, of SoCalGas and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 25, 2025
2024 Form 10-K | 111

ITEM 9B. OTHER INFORMATION
(a)None.
(b)During the last fiscal quarter, no individual who was at the time a Sempra, SDG&E or SoCalGas director or officer, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement with respect to the securities of each such Registrant. As used herein, directors and officers are as defined in Rule 16a-1(f) under the Exchange Act, a Rule 10b5-1 trading arrangement is as defined in Item 408(a) of SEC Regulation S-K, and a non-Rule 10b5-1 trading arrangement is as defined in Item 408(c) of SEC Regulation S-K.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We provide the information required by Item 401 of SEC Regulation S-K, as required by this item, with respect to executive officers of Sempra and SoCalGas in “Part I – Item 1. Business – Other Matters – Information About Our Executive Officers.” The other information required by this item is incorporated by reference from “Corporate Governance” and “Proposal 1: Election of Directors” in the proxy statement to be filed for the May 2025 annual meeting of shareholders for Sempra and from the information statement to be filed for the June 2025 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference. Sempra’s insider trading and information confidentiality policy is filed as Exhibit 19.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from “Executive Compensation,” including “Compensation Discussion and Analysis,” “Compensation and Talent Development Committee Report” and “Compensation Tables” (except for the disclosure under the heading “Pay-Versus-Performance”), in the proxy statement to be filed for the May 2025 annual meeting of shareholders for Sempra and from the information statement to be filed for the June 2025 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.
2024 Form 10-K | 112

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Sempra has LTIPs that permit the grant of a wide variety of equity and equity-based incentive awards to directors, officers and key employees. At December 31, 2024, outstanding awards consisted of stock options and RSUs held by 457 employees.
The following table sets forth information regarding our equity compensation plans at December 31, 2024.

EQUITY COMPENSATION PLANS(1)

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of additional shares remaining available for future issuance(4)
Sempra:
2013 LTIP	272,728	$53.38	—
2019 LTIP	4,206,750	$70.52	7,628,467
(1)    Excludes dividend equivalents.
(2)    The 2013 LTIP consists of 272,728 options to purchase shares of our common stock, all of which were granted at an exercise price equal to 100% of the grant date fair market value of the shares subject to the option. The 2019 LTIP consists of 1,757,938 options to purchase shares of our common stock, all of which were granted at an exercise price equal to 100% of the grant date fair market value of the shares subject to the option, 1,905,724 performance-based RSUs and 543,088 service-based RSUs. Each performance-based RSU granted under the 2019 LTIP represents the right to receive from 0% to 200% of the shares of our common stock represented by the RSUs, depending on the degree to which applicable performance conditions are satisfied. For purposes of this table, the number of shares of common stock shown to be subject to each performance-based RSU is 100% of the shares represented by the RSUs, which assumes performance conditions are satisfied at the target level.
(3)    Represents the weighted-average exercise price of the 272,728 and 1,757,938 outstanding options to purchase shares of our common stock under the 2013 LTIP and the 2019 LTIP, respectively.
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

We provide additional discussion of share-based compensation in Note 13 of the Notes to Consolidated Financial Statements.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by Item 403 of SEC Regulation S-K, as required by this item, is incorporated by reference from “Share Ownership” in the proxy statement to be filed for the May 2025 annual meeting of shareholders for Sempra and from the information statement to be filed for the June 2025 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from “Corporate Governance” in the proxy statement to be filed for the May 2025 annual meeting of shareholders for Sempra and from the information statement to be filed for the June 2025 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.
2024 Form 10-K | 113

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services is presented below for Sempra, SDG&E and SoCalGas. The following table shows the fees paid to Deloitte & Touche LLP, the independent registered public accounting firm for Sempra, SDG&E and SoCalGas, for services provided for 2024 and 2023.

PRINCIPAL ACCOUNTANT FEES
(Dollars in thousands)
	Sempra		SDG&E		SoCalGas
	Fees	Percent of total	Fees	Percent of total	Fees	Percent of total
2024:
Audit fees:
Consolidated financial statements, internal controls audits and subsidiary audits	$11,708		$3,092		$4,118
Regulatory filings and related services	798		75		150
Total audit fees	12,506	81%	3,167	85%	4,268	92%
Audit-related fees:
Employee benefit plan audits	565		181		315
Other audit-related services(1)	2,101		190		20
Total audit-related fees	2,666	17	371	10	335	7
Tax fees(2)	299	2	178	5	47	1
All other fees(3)	40	—	—	—	—	—
Total fees	$15,511	100%	$3,716	100%	$4,650	100%
2023:
Audit fees:
Consolidated financial statements, internal controls audits and subsidiary audits	$11,808		$2,976		$3,970
Regulatory filings and related services	513		170		85
Total audit fees	12,321	81%	3,146	87%	4,055	90%
Audit-related fees:
Employee benefit plan audits	545		175		304
Other audit-related services(1)	1,643		175		115
Total audit-related fees	2,188	14	350	9	419	9
Tax fees(2)	668	5	135	4	46	1
All other fees(3)	59	—	—	—	—	—
Total fees	$15,236	100%	$3,631	100%	$4,520	100%
(1)    Other audit-related services primarily relate to statutory audits and agreed upon procedures.
(2)    Tax fees relate to tax consulting and compliance services.
(3)    All other fees relate to training and conferences.
The Audit Committee of Sempra’s board of directors is directly responsible for the appointment, compensation, retention and oversight, including the oversight of the audit fee negotiations, of the independent registered public accounting firm for Sempra and its subsidiaries, including SDG&E and SoCalGas. As a matter of good corporate governance, each of the Sempra, SDG&E and SoCalGas boards of directors reviewed the performance of Deloitte & Touche LLP and appointed them as the independent registered public accounting firm for each of Sempra, SDG&E and SoCalGas, respectively. Sempra’s board of directors has determined that each member of its Audit Committee is an independent director and is financially literate, and that Mr. Jack T. Taylor, who chairs the committee, and Ms. Jennifer M. Kirk, who is a member of the committee, are audit committee financial experts as defined by the rules of the SEC.
Except where pre-approval is not required by SEC rules, Sempra’s Audit Committee pre-approves all audit, audit-related and permissible non-audit services provided by Deloitte & Touche LLP for Sempra and its subsidiaries, including all services provided by Deloitte & Touche LLP for Sempra, SDG&E and SoCalGas in 2024 and 2023. The committee’s pre-approval policies and procedures provide for the general pre-approval of specific types of services and give detailed guidance to management as to the services that are eligible for general pre-approval, and they require specific pre-approval of all other permitted services. For both types of pre-approval, the committee considers whether the services to be provided are consistent with maintaining the firm’s independence. The committee’s policies and procedures also delegate authority to the Chair of the
2024 Form 10-K | 114

committee to address any requests for pre-approval of services between committee meetings, with any pre-approval decisions to be reported to the committee at its next scheduled meeting.

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
2024 Form 10-K | 115

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

Sempra
4.1	Description of rights of Sempra Common Stock (Amended and Restated Articles of Incorporation of Sempra effective May 23, 2008, as amended by the Certificate of Amendment of Amended and Restated Articles of Incorporation of Sempra dated May 12, 2023) (included as Exhibits 3.1 and 3.3 above).		10-K	3.1	02/27/20

4.2	Description of Securities.	X

4.3	Certificate of Determination of Preferences of 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Stock, Series C, of Sempra (including the form of certificate representing the 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C), filed with the Secretary of State of California and effective June 11, 2020 (included as Exhibit 3.2 above).		8-K	3.1	06/15/20

4.4	Indenture dated as of February 23, 2000, between Sempra and U.S. Bank Trust National Association, as Trustee.		S-3ASR 333-153425	4.1	09/11/08

2024 Form 10-K | 116

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

4.5	Officers’ Certificate of Sempra, including the form of its 6.00% Note due 2039.		8-K	4.1	10/08/09

4.6	Officers’ Certificate of Sempra, including the form of its 3.250% Note due 2027.		8-K	4.1	06/09/17

4.7	Officers’ Certificate of Sempra, including the forms of its 3.400% Note due 2028, its 3.800% Note due 2038, and its 4.000% Note due 2048.		8-K	4.1	01/12/18

4.8	Officers’ Certificate of Sempra, including the form of its 3.300% Note due 2025 and the form of its 3.700% Note due 2029.		8-K	4.1	03/24/22

4.9	Officers’ Certificate of Sempra, including the form of its 5.400% Note due 2026 and the form of its 5.500% Note due 2033.		8-K	4.1	06/23/23

4.10	Subordinated Indenture, dated as of June 26, 2019, between Sempra and U.S. Bank National Association, as trustee.		8-K	4.2	06/26/19

4.11	Officers’ Certificate of Sempra, including the form of its 5.750% Junior Subordinated Note due 2079.		8-K	4.1	06/26/19

4.12	Officers' Certificate of Sempra, including the form of its 4.125% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2052.		8-K	4.1	11/19/21

4.13	Officers’ Certificate of Sempra, including the form of 6.875% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2054.		8-K	4.1	03/14/24

4.14	Officers’ Certificate of Sempra, dated as of May 31, 2024, including the form of 6.875% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2054.		8-K	4.1	05/31/24

4.15	Officers’ Certificate of Sempra, dated as of September 9, 2024, including the form of 6.400% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2054.		8-K	4.1	09/09/24

4.16	Officers’ Certificate of Sempra, dated as of November 21, 2024, including the form of 6.625% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2055 and the form of 6.550% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2055.		8-K	4.1	11/21/24

Southern California Gas Company
4.17	Description of preferences of Preferred Stock, Preference Stock and Series Preferred Stock (Southern California Gas Company Restated Articles of Incorporation) (included as Exhibit 3.7 above).		10-K	3.01	03/28/97

4.18	Description of Securities.		10-K	4.9	02/27/20

Sempra / San Diego Gas & Electric Company
4.19	Mortgage and Deed of Trust dated July 1, 1940.		2-4769	B-3	(1)

4.20	Second Supplemental Indenture dated as of March 1, 1948.		2-7418	B-5B	(1)

4.21	Ninth Supplemental Indenture dated as of August 1, 1968.		333-52150	4.5	(1)

4.22	Tenth Supplemental Indenture dated as of December 1, 1968.		2-36042	2-K	(1)

4.23	Sixteenth Supplemental Indenture dated August 28, 1975.		33-34017	4.2	(1)

4.24	Fiftieth Supplemental Indenture, dated as of May 19, 2005.		8-K	4.1	05/19/05

4.25	Fifty-Second Supplemental Indenture, dated as of June 8, 2006.		8-K	4.1	06/08/06

4.26	Fifty-Fourth Supplemental Indenture, dated as of September 20, 2007.		8-K	4.1	09/20/07

4.27	Fifty-Fifth Supplemental Indenture, dated as of May 14, 2009.		8-K	4.1	05/15/09

(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates the SEC’s Electronic Data Gathering, Analysis, and Retrieval (EDGAR) database.
2024 Form 10-K | 117

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

4.28	Fifty-Sixth Supplemental Indenture, dated as of May 13, 2010.		8-K	4.1	05/13/10

4.29	Fifty-Seventh Supplemental Indenture, dated as of August 26, 2010.		8-K	4.1	08/26/10

4.30	Sixtieth Supplemental Indenture, dated as of November 17, 2011.		8-K	4.1	11/17/11

4.31	Sixty-First Supplemental Indenture, dated as of March 22, 2012.		8-K	4.1	03/23/12

4.32	Sixty-Fifth Supplemental Indenture, dated as of May 19, 2016.		8-K	4.1	05/19/16

4.33	Sixty-Sixth Supplemental Indenture, dated as of June 8, 2017.		8-K	4.1	06/08/17

4.34	Sixty-Seventh Supplemental Indenture, dated as of May 17, 2018.		8-K	4.1	05/17/18

4.35	Sixty-Eighth Supplemental Indenture, dated as of May 31, 2019.		8-K	4.1	05/31/19

4.36	Sixty-Ninth Supplemental Indenture, dated as of April 7, 2020.		8-K	4.1	04/07/20

4.37	Seventieth Supplemental Indenture, dated as of September 28, 2020.		8-K	4.1	09/28/20

4.38	Seventy-First Supplemental Indenture, dated as of August 13, 2021.		8-K	4.1	08/13/21

4.39	Seventy-Second Supplemental Indenture, dated as of March 11, 2022.		8-K	4.1	03/11/22

4.40	Seventy-Third Supplemental Indenture, dated as of March 11, 2022.		8-K	4.2	03/11/22

4.41	Seventy-Fourth Supplemental Indenture, dated as of March 10, 2023.		8-K	4.1	03/10/23

4.42	Seventy-Fifth Supplemental Indenture, dated as of August 11, 2023.		8-K	4.1	08/11/23

4.43	Seventy-Sixth Supplemental Indenture, dated as of March 22, 2024.		8-K	4.1	03/22/24

Sempra / Southern California Gas Company
4.44	First Mortgage Indenture of Southern California Gas Company to American Trust Company dated October 1, 1940.		2-4504	B-4	(1)

4.45	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of July 1, 1947.		10-K	4.40	02/28/23

4.46	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955.		2-11997	4.07	(1)

4.47	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of December 1, 1956.		10-K	4.09	02/23/07

4.48	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank dated as of June 1, 1965.		10-K	4.10	02/23/07

4.49	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of August 1, 1972.		2-59832	2.19	(1)

4.50	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of May 1, 1976.		2-56034	2.20	(1)

4.51	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of September 15, 1981.		333-70654	4.24	(1)

4.52	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of November 18, 2005.		8-K	4.1	11/18/05

(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates EDGAR.
2024 Form 10-K | 118

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

4.53	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of November 18, 2010.		8-K	4.1	11/18/10

4.54	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of September 21, 2012.		8-K	4.1	09/21/12

4.55	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of March 13, 2014.		8-K	4.1	03/13/14

4.56	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of June 18, 2015.		8-K	4.2	06/18/15

4.57	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of June 3, 2016.		8-K	4.1	06/03/16

4.58	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of May 15, 2018.		8-K	4.1	05/15/18

4.59	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of September 24, 2018.		8-K	4.1	09/24/18

4.60	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of June 4, 2019.		8-K	4.1	06/04/19

4.61	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of January 9, 2020.		8-K	4.1	01/09/20

4.62	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of March 29, 2022.		10-Q	4.5	05/05/22

4.63	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of November 14, 2022.		8-K	4.1	11/14/22

4.64	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of May 23, 2023.		8-K	4.1	05/23/23

4.65	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of May 23, 2023.		8-K	4.2	05/23/23

4.66	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of March 18, 2024.		8-K	4.1	03/18/24

4.67	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of August 14, 2024.		8-K	4.1	08/14/24

4.68	Indenture, dated as of May 1, 1989, between Southern California Gas Company and Citibank, N.A., as trustee.		333-28260	4.1.1	(1)

4.69	First Supplemental Indenture, dated as of October 1, 1992, between Southern California Gas Company and Citibank, N.A., as trustee.		8-K	4.1.2	(1)

4.70	Form of 5.670% Medium Term Note due 2028.		8-K	4.2.1	(1)

4.71	Senior Indenture, dated as of September 21, 2020, between Southern California Gas Company and U.S. Bank National Association, as trustee.		8-K	4.1	09/21/20

4.72	Officers’ Certificate of Southern California Gas Company, including the form of its 2.950% Note due 2027.		8-K	4.1	03/14/22

(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates EDGAR.
2024 Form 10-K | 119

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
			10-Q	10.1	11/06/24

Sempra / San Diego Gas & Electric Company / Southern California Gas Company
10.2	Form of Continental Forge and California Class Action Price Reporting Settlement Agreement dated as of January 4, 2006.		8-K	99.1	01/05/06

Sempra / San Diego Gas & Electric Company
10.3	Amended and Restated Operating Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011.		10-Q	10.4	05/09/11

10.4	Amended and Restated Servicing Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011.		10-Q	10.5	05/09/11

Sempra / Southern California Gas Company

10.5	Master Agreement to Resolve JCCP No. 4861 Private Party Claims, dated as of September 26, 2021, by and among Sempra, Southern California Gas Company, and the plaintiffs’ law firms listed on the signature pages thereto.		8-K	10.1	09/27/21

10.6	First Amendment to Master Agreement to Resolve JCCP No. 4861 Private Party Claims, dated as of July 15, 2022, by and among Sempra, Southern California Gas Company, and the plaintiffs’ law firms listed on the signature pages thereto.		10-Q	10.1	08/04/22

Management Contract or Compensatory Plan, Contract or Arrangement
Sempra / San Diego Gas & Electric Company / Southern California Gas Company
10.7	Form of Sempra 2019 Long-Term Incentive Plan 2024 and 2025 Nonqualified Stock Option Award Agreement.		10-K	10.8	02/27/24

10.8	Form of Sempra 2019 Long-Term Incentive Plan 2024 and 2025 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-K	10.9	02/27/24

10.9	Form of Sempra 2019 Long-Term Incentive Plan 2024 and 2025 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Index.		10-K	10.10	02/27/24

10.10	Form of Sempra 2019 Long-Term Incentive Plan 2024 and 2025 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Utilities Index.		10-K	10.11	02/27/24

10.11	Form of Sempra 2019 Long-Term Incentive Plan 2024 and 2025 Time-Based Restricted Stock Unit Award - Two Year Award Vest.	X

10.12	Form of Sempra 2019 Long-Term Incentive Plan 2024 and 2025 Time-Based Restricted Stock Unit Award - Three Year Ratable Vest.		10-K	10.12	02/27/24

10.13	Form of Sempra 2019 Long-Term Incentive Plan 2024 Time-Based Restricted Stock Unit Award - Four Year Award Vest.		10-Q	10.2	11/06/24

2024 Form 10-K | 120

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

10.14	Form of Sempra 2019 Long-Term Incentive Plan 2021, 2022 and 2023 Nonqualified Stock Option Award Agreement.		10-K	10.6	02/25/21

10.15	Form of Sempra 2019 Long-Term Incentive Plan 2023 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-K	10.7	02/25/21

10.16	Form of Sempra 2019 Long-Term Incentive Plan 2023 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Index.		10-K	10.8	02/25/21

10.17	Form of Sempra 2019 Long-Term Incentive Plan 2023 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Utilities Index.		10-K	10.9	02/25/21

10.18	Form of Sempra 2019 Long-Term Incentive Plan 2023 Time-Based Restricted Stock Unit Award – Three Year Ratable Vest.		10-K	10.6	02/27/20

10.19	Form of Sempra 2019 Long-Term Incentive Plan 2022 and 2023 Time-Based Restricted Stock Unit Award - Four Year Award Vest.		10-Q	10.1	11/05/20

10.20	Form of Sempra 2019 Long-Term Incentive Plan 2020 Nonqualified Stock Option Award Agreement.		10-K	10.5	02/27/20

10.21	Amended and Restated Sempra 2019 Long-Term Incentive Plan.		10-Q	10.1	11/03/23

10.22	Form of Sempra 2013 Long-Term Incentive Plan 2019 Nonqualified Stock Option Award Agreement.		10-Q	10.1	05/07/19

10.23	Form of Indemnification Agreement with Directors and Executive Officers (executed before January 2011).		10-Q	10.2	08/07/08

10.24	Form of Indemnification Agreement with Directors and Executive Officers (executed after January 2011).		10-Q	10.1	05/04/16

10.25	Form of Sempra Shared Services Executive Incentive Compensation Plan.		10-K	10.19	02/27/14

10.26	Amendment Number 1 to the Amended and Restated Sempra 2013 Long-Term Incentive Plan.		10-K	10.26	02/25/21

10.27	Amended and Restated Sempra 2013 Long-Term Incentive Plan.		10-K	10.5	02/26/16

10.28	Amended and Restated Sempra Employee and Director Savings Plan, formerly known as the Sempra 2005 Deferred Compensation Plan.		10-Q	10.2	11/03/23

10.29	Amended and Restated Sempra Deferred Compensation and Excess Savings Plan.		10-K	10.28	02/28/17

10.30	2009 Amendment and Restatement of the Sempra Supplemental Executive Retirement Plan effective July 1, 2009.		10-K	10.28	02/26/16

10.31	First Amendment to the 2009 Amendment and Restatement of the Sempra Supplemental Executive Retirement Plan effective February 11, 2010.		10-K	10.29	02/26/16

10.32	Second Amendment to the 2009 Amendment and Restatement of the Sempra Supplemental Executive Retirement Plan effective January 1, 2014.		10-K	10.43	02/26/15

10.33	2015 Amendment and Restatement of the Sempra Cash Balance Restoration Plan effective November 10, 2015.		10-K	10.31	02/26/16

10.34	Sempra Amended and Restated Executive Life Insurance Plan.		10-K	10.22	02/26/13

10.35	Sempra Executive Personal Financial Planning Program Policy Document.		10-K	10.35	02/27/20

2024 Form 10-K | 121

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

Sempra

10.36	Form of Sempra 2019 Long-Term Incentive Plan Non-Employee Directors’ Annual Restricted Stock Unit Award.		10-K	10.34	02/27/24

10.37	Form of Sempra 2019 Long-Term Incentive Plan Non-Employee Directors’ Initial Restricted Stock Unit Award.		10-K	10.35	02/27/24

10.38	Sempra Amended and Restated Retirement Plan for Directors.		10-Q	10.7	08/07/08

10.39	Sempra Annual Incentive Plan.		10-Q	10.7	05/07/18

10.40	Severance Pay Agreement between Sempra and Justin C. Bird, signed January 24, 2024 and effective January 1, 2024.		10-K	10.38	02/27/24

10.41	Severance Pay Agreement between Sempra and Diana L. Day, signed March 8, 2023 and effective March 1, 2023.		10-K	10.39	02/27/24

10.42	Severance Pay Agreement between Sempra and Lisa M. Larroque Alexander, signed March 8, 2023 and effective March 1, 2023.	X

10.43	Amended and Restated Severance Pay Agreement between Sempra and Jeffrey W. Martin, signed January 4, 2023 and effective January 1, 2023.		10-K	10.38	02/28/23

10.44	Amendment to Severance Pay Agreement, dated February 20, 2025, between Sempra and Jeffrey W. Martin.		8-K	10.1	02/20/25

10.45	Amended and Restated Severance Pay Agreement between Sempra and Karen L. Sedgwick, signed January 25, 2024 and effective January 1, 2024.		10-K	10.42	02/27/24

10.46	Amended and Restated Severance Pay Agreement between Sempra and Peter R. Wall, signed January 3, 2023 and effective January 1, 2023.		10-K	10.41	02/28/23

10.47*	Letter Agreement from Sempra Infrastructure to Justin C. Bird dated April 18, 2023.	X

10.48*	Aircraft Time Sharing Agreement, effective March 11, 2024, between Sempra and Jeffrey W. Martin.		10-Q	10.11	05/07/24

10.49	Sempra Cash Severance Payments Policy.		10-Q	10.12	05/07/24

Sempra / San Diego Gas & Electric Company
10.50	Form of San Diego Gas & Electric Company Executive Incentive Compensation Plan.		10-K	10.64	02/27/14

10.51	Amended and Restated Severance Pay Agreement between Sempra and Valerie A. Bille, signed March 8, 2023 and effective March 1, 2023.		10-Q	10.7	05/04/23

10.52	Severance Pay Agreement between Sempra and Scott Crider, signed March 8, 2023 and effective March 1, 2023.	X

10.53	Amended and Restated Severance Pay Agreement between Sempra and Bruce A. Folkmann, signed March 8, 2023 and effective March 1, 2023.		10-Q	10.8	05/04/23

10.54	Amended and Restated Severance Pay Agreement between Sempra and Kevin C. Geraghty, signed March 6, 2023 and effective March 1, 2023.		10-Q	10.9	05/04/23

* Portions of the exhibit have been omitted in accordance with applicable SEC rules.
2024 Form 10-K | 122

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

10.55	Amended and Restated Severance Pay Agreement between Sempra and Erbin Keith, signed March 10, 2023 and effective as of March 1, 2023.		10-Q	10.10	05/04/23

10.56	Amended and Restated Severance Pay Agreement between Sempra and Caroline A. Winn, signed March 8, 2023 and effective March 1, 2023.		10-Q	10.11	05/04/23

Sempra / Southern California Gas Company
10.57	Form of Southern California Gas Company Executive Incentive Compensation Plan.		10-K	10.71	02/27/14

10.58	Amended and Restated Severance Pay Agreement between Sempra and David J. Barrett, signed March 9, 2023 and effective March 1, 2023.		10-Q	10.12	05/04/23

10.59	Amended and Restated Severance Pay Agreement between Sempra and Maryam S. Brown, signed January 22, 2025 and effective January 1, 2025.	X

10.60	Amended and Restated Severance Pay Agreement between Sempra and Jimmie I. Cho, signed March 8, 2023 and effective March 1, 2023.		10-Q	10.14	05/04/23

10.61	Amended and Restated Severance Pay Agreement between Sempra and Mia L. DeMontigny, signed March 8, 2023 and effective March 1, 2023.		10-Q	10.15	05/04/23

10.62	Severance Pay Agreement between Sempra and Sara P. Mijares, signed March 8, 2023 and effective March 1, 2023.		10-Q	10.1	08/06/24

EXHIBIT 14 -- CODE OF ETHICS

Sempra / San Diego Gas & Electric Company / Southern California Gas Company
14.1	Sempra Code of Business Conduct and Ethics for Directors and Principal and Executive Officers (also applies to Principal Officers of San Diego Gas & Electric Company and Southern California Gas Company).		10-K	14.1	02/25/22

EXHIBIT 19 -- INSIDER TRADING POLICIES AND PROCEDURES

Sempra / San Diego Gas & Electric Company / Southern California Gas Company
19.1	Insider Trading and Information Confidentiality Policy.	X

2024 Form 10-K | 123

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 21 -- SUBSIDIARIES

Sempra
21.1	Sempra Schedule of Certain Subsidiaries at December 31, 2024.	X

EXHIBIT 23 -- CONSENTS OF EXPERTS AND COUNSEL

Sempra
23.1	Sempra Consent of Independent Registered Public Accounting Firm.	X

23.2	Oncor Electric Delivery Holdings Company LLC Consent of Independent Auditors.	X

San Diego Gas & Electric Company
23.3	San Diego Gas & Electric Company Consent of Independent Registered Public Accounting Firm.	X

Southern California Gas Company
23.4	Southern California Gas Company Consent of Independent Registered Public Accounting Firm.	X

EXHIBIT 24 -- POWERS OF ATTORNEY

Sempra
24.1	Power of attorney of Sempra signatories (incorporated by reference to the signature page hereto).	X

San Diego Gas & Electric Company
24.2	Power of attorney of San Diego Gas & Electric Company signatories (incorporated by reference to the signature page hereto).	X

Southern California Gas Company
24.3	Power of attorney of Southern California Gas Company signatories (incorporated by reference to the signature page hereto).	X

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra
31.1	Certification of Sempra’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

2024 Form 10-K | 124

EXHIBIT INDEX (CONTINUED)
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra
32.1	Certification of Sempra’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 97 -- POLICY RELATING TO RECOVERY OF ERRONEOUSLY AWARDED COMPENSATION

Sempra / San Diego Gas & Electric Company / Southern California Gas Company
97.1	Compensation Recovery Policy.		10-K	97.1	2/27/24

EXHIBIT 99 -- ADDITIONAL EXHIBITS

Sempra
99.1
Audited consolidated financial statements of Oncor Electric Delivery Holdings Company LLC and subsidiaries as of December 31, 2024 and 2023 for each of the three years ended in the period ended December 31, 2024, and the related Independent Auditors’ Report.
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

2024 Form 10-K | 125

ITEM 16. FORM 10-K SUMMARY
Not applicable.
2024 Form 10-K | 126

Sempra:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA, (Registrant)
By: /s/ J. Walker Martin
J. Walker Martin Chairman, Chief Executive Officer and President

Date: February 25, 2025

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

Name/Title	Signature	Date
Principal Executive Officer: J. Walker Martin Chief Executive Officer and President	/s/ J. Walker Martin	February 25, 2025

Principal Financial Officer: Karen L. Sedgwick Executive Vice President and Chief Financial Officer	/s/ Karen L. Sedgwick	February 25, 2025

Principal Accounting Officer: Peter R. Wall Senior Vice President, Controller and Chief Accounting Officer	/s/ Peter R. Wall	February 25, 2025

2024 Form 10-K | 127

Directors:	Signature	Date
J. Walker Martin, Chairman	/s/ J. Walker Martin	February 25, 2025

Andrés Conesa, Director	/s/ Andrés Conesa	February 25, 2025

Pablo A. Ferrero, Director	/s/ Pablo A. Ferrero	February 25, 2025

Jennifer M. Kirk, Director	/s/ Jennifer M. Kirk	February 25, 2025

Richard J. Mark, Director	/s/ Richard J. Mark	February 25, 2025

Michael N. Mears, Director	/s/ Michael N. Mears	February 25, 2025

Jack T. Taylor, Director	/s/ Jack T. Taylor	February 25, 2025

Cynthia J. Warner, Director	/s/ Cynthia J. Warner	February 25, 2025

James C. Yardley, Director	/s/ James C. Yardley	February 25, 2025
2024 Form 10-K | 128

San Diego Gas & Electric Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)
By: /s/ Caroline A. Winn
Caroline A. Winn Chief Executive Officer

Date: February 25, 2025

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

Name/Title	Signature	Date
Principal Executive Officer: Caroline A. Winn Chief Executive Officer	/s/ Caroline A. Winn	February 25, 2025

Principal Financial Officer: Bruce A. Folkmann Chief Financial Officer	/s/ Bruce A. Folkmann	February 25, 2025

Principal Accounting Officer: Valerie A. Bille Vice President, Controller and Chief Accounting Officer	/s/ Valerie A. Bille	February 25, 2025

2024 Form 10-K | 129

Directors:	Signature	Date
Karen L. Sedgwick, Non-Executive Chairman	/s/ Karen L. Sedgwick	February 25, 2025

Robert J. Borthwick, Director	/s/ Robert J. Borthwick	February 25, 2025

Diana L. Day, Director	/s/ Diana L. Day	February 25, 2025

Glen A. Donovan, Director	/s/ Glen A. Donovan	February 25, 2025

Caroline A. Winn, Director	/s/ Caroline A. Winn	February 25, 2025

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
2024 Form 10-K | 130

Southern California Gas Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)
By: /s/ Maryam S. Brown
Maryam S. Brown Chief Executive Officer and President

Date: February 25, 2025

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

Name/Title	Signature	Date
Principal Executive Officer: Maryam S. Brown Chief Executive Officer and President	/s/ Maryam S. Brown	February 25, 2025

Principal Financial Officer: Mia L. DeMontigny Senior Vice President and Chief Financial Officer	/s/ Mia L. DeMontigny	February 25, 2025

Principal Accounting Officer: Sara P. Mijares Vice President, Controller and Chief Accounting Officer	/s/ Sara P. Mijares	February 25, 2025
Directors:
Karen L. Sedgwick, Non-Executive Chairman	/s/ Karen L. Sedgwick	February 25, 2025

Maryam S. Brown, Director	/s/ Maryam S. Brown	February 25, 2025

Diana L. Day, Director	/s/ Diana L. Day	February 25, 2025

Lisa M. Larroque Alexander, Director	/s/ Lisa M. Larroque Alexander	February 25, 2025

Peter R. Wall, Director	/s/ Peter R. Wall	February 25, 2025
2024 Form 10-K | 131

2024 Form 10-K | F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Sempra:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sempra and subsidiaries (“Sempra”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, the related notes, and the schedule listed in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Sempra as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), Sempra’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025, expressed an unqualified opinion on Sempra’s internal control over financial reporting.
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
We identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of regulatory orders and future actions by the Commissions on the financial statements. Management’s judgments include assessing the likelihood of (1) the recovery in future rates of incurred costs and (2) potential refunds to customers. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
2024 Form 10-K | F-2

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
▪We read relevant regulatory orders issued by the Commissions for Sempra and other publicly available information to assess the likelihood of recovery in future rates, or of a future reduction in rates, based on precedents of the Commissions’ treatment of similar costs under similar circumstances.
▪We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
▪We evaluated Sempra’s disclosures related to the impacts of rate regulation.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 25, 2025

We have served as Sempra’s auditor since 1935.
2024 Form 10-K | F-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder and Board of Directors of San Diego Gas & Electric Company:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of San Diego Gas & Electric Company (“SDG&E”) as of December 31, 2024 and 2023, the related statements of operations, comprehensive income (loss), changes in shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of SDG&E as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), SDG&E’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025, expressed an unqualified opinion on SDG&E’s internal control over financial reporting.
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
We identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of regulatory orders and future actions by the Commissions on the financial statements. Management’s judgments include assessing the likelihood of (1) the recovery in future rates of incurred costs and (2) potential refunds to customers. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
2024 Form 10-K | F-4

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
▪We read relevant regulatory orders issued by the Commissions for SDG&E and other publicly available information to assess the likelihood of recovery in future rates, or of a future reduction in rates, based on precedents of the Commissions’ treatment of similar costs under similar circumstances.
▪We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
▪We evaluated SDG&E’s disclosures related to the impacts of rate regulation.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 25, 2025

We have served as SDG&E’s auditor since 1935.
2024 Form 10-K | F-5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Southern California Gas Company:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southern California Gas Company (“SoCalGas”) as of December 31, 2024 and 2023, the related statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of SoCalGas as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), SoCalGas’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025, expressed an unqualified opinion on SoCalGas’ internal control over financial reporting.
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
We identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of regulatory orders and future actions by the Commissions on the financial statements. Management’s judgments include assessing the likelihood of (1) the recovery in future rates of incurred costs and (2) potential refunds to customers. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
2024 Form 10-K | F-6

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
▪We read relevant regulatory orders issued by the Commissions for SoCalGas and other publicly available information to assess the likelihood of recovery in future rates, or of a future reduction in rates, based on precedents of the Commissions’ treatment of similar costs under similar circumstances.
▪We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
▪We evaluated SoCalGas’ disclosures related to the impacts of rate regulation.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 25, 2025

We have served as SoCalGas’ auditor since 1937.

2024 Form 10-K | F-7

SEMPRA
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2024	2023	2022
REVENUES
Utilities:
Natural gas	$7,141	$9,495	$7,868
Electric	4,296	4,334	4,783
Energy-related businesses	1,748	2,891	1,788
Total revenues	13,185	16,720	14,439

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(1,132)	(3,719)	(2,603)
Cost of electric fuel and purchased power	(245)	(375)	(937)
Energy-related businesses cost of sales	(380)	(548)	(942)
Operation and maintenance	(5,336)	(5,458)	(4,746)
Aliso Canyon litigation and regulatory matters	—	—	(259)
Depreciation and amortization	(2,437)	(2,227)	(2,019)
Franchise fees and other taxes	(693)	(677)	(635)
Other income, net	136	131	24
Interest income	61	89	75
Interest expense	(1,049)	(1,309)	(1,054)
Income before income taxes and equity earnings	2,110	2,627	1,343
Income tax expense	(219)	(490)	(556)
Equity earnings	1,609	1,481	1,498
Net income	3,500	3,618	2,285
Earnings attributable to noncontrolling interests	(638)	(543)	(146)
Preferred dividends	(44)	(44)	(44)
Preferred dividends of subsidiary	(1)	(1)	(1)
Earnings attributable to common shares	$2,817	$3,030	$2,094

Basic EPS:
Earnings	$4.44	$4.81	$3.32
Weighted-average common shares outstanding	633,795	630,296	630,318

Diluted EPS:
Earnings	$4.42	$4.79	$3.31
Weighted-average common shares outstanding	637,943	632,733	632,757
See Notes to Consolidated Financial Statements.
2024 Form 10-K | F-8

SEMPRA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2024, 2023 and 2022
	Sempra shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
2024:
Net income	$3,081	$(219)	$2,862	$638	$3,500
Other comprehensive income (loss):
Foreign currency translation adjustments	(30)	—	(30)	(14)	(44)
Financial instruments	14	(2)	12	25	37
Pension and other postretirement benefits	18	(16)	2	—	2
Total other comprehensive income (loss)	2	(18)	(16)	11	(5)
Comprehensive income	3,083	(237)	2,846	649	3,495
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$3,082	$(237)	$2,845	$649	$3,494
2023:
Net income	$3,565	$(490)	$3,075	$543	$3,618
Other comprehensive income (loss):
Foreign currency translation adjustments	23	—	23	10	33
Financial instruments	57	(18)	39	(38)	1
Pension and other postretirement benefits	(39)	8	(31)	—	(31)
Total other comprehensive income (loss)	41	(10)	31	(28)	3
Comprehensive income	3,606	(500)	3,106	515	3,621
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$3,605	$(500)	$3,105	$515	$3,620
2022:
Net income	$2,695	$(556)	$2,139	$146	$2,285
Other comprehensive income (loss):
Foreign currency translation adjustments	11	—	11	4	15
Financial instruments	221	(55)	166	50	216
Pension and other postretirement benefits	3	(6)	(3)	—	(3)
Total other comprehensive income	235	(61)	174	54	228
Comprehensive income	2,930	(617)	2,313	200	2,513
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,929	$(617)	$2,312	$200	$2,512
See Notes to Consolidated Financial Statements.
2024 Form 10-K | F-9

SEMPRA
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,565	$236
Restricted cash	21	49
Accounts receivable – trade, net	1,983	2,151
Accounts receivable – other, net	397	561
Due from unconsolidated affiliates	13	31
Income taxes receivable	90	94
Inventories	559	482
Prepaid expenses	255	273
Regulatory assets	60	226
Fixed-price contracts and other derivatives	91	122
Greenhouse gas allowances	217	1,189
Other current assets	34	56
Total current assets	5,285	5,470

Other assets:
Restricted cash	3	104
Regulatory assets	3,937	3,771
Greenhouse gas allowances	845	301
Nuclear decommissioning trusts	875	872
Dedicated assets in support of certain benefit plans	585	549
Deferred income taxes	172	129
Right-of-use assets – operating leases	1,177	723
Investment in Oncor Holdings	15,400	14,266
Other investments	2,534	2,244
Goodwill	1,602	1,602
Other intangible assets	292	318
Wildfire fund	262	269
Other long-term assets	1,749	1,603
Total other assets	29,433	26,751

Property, plant and equipment:
Property, plant and equipment	80,397	72,495
Less accumulated depreciation and amortization	(18,960)	(17,535)
Property, plant and equipment, net	61,437	54,960
Total assets	$96,155	$87,181
See Notes to Consolidated Financial Statements.
2024 Form 10-K | F-10

SEMPRA
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2024	2023
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,016	$2,342
Accounts payable – trade	2,238	2,211
Accounts payable – other	208	224
Due to unconsolidated affiliates	—	5
Dividends and interest payable	773	691
Accrued compensation and benefits	558	526
Regulatory liabilities	141	553
Current portion of long-term debt and finance leases	2,274	975
Greenhouse gas obligations	217	1,189
Other current liabilities	1,251	1,374
Total current liabilities	9,676	10,090

Long-term debt and finance leases	31,558	27,759

Deferred credits and other liabilities:
Due to unconsolidated affiliates	352	307
Regulatory liabilities	3,817	3,739
Greenhouse gas obligations	506	—
Pension and other postretirement benefit plan obligations, net of plan assets	168	407
Deferred income taxes	5,845	5,254
Asset retirement obligations	3,737	3,642
Deferred credits and other	2,708	2,329
Total deferred credits and other liabilities	17,133	15,678

Commitments and contingencies (Note 15)

Equity:
Preferred stock (50,000,000 shares authorized; 900,000 shares of series C outstanding)	889	889
Common stock (1,125,000,000 shares authorized; 650,629,876 and 631,431,732 shares outstanding at December 31, 2024 and 2023, respectively; no par value)	13,520	12,204
Retained earnings	16,979	15,732
Accumulated other comprehensive income (loss)	(166)	(150)
Total Sempra shareholders’ equity	31,222	28,675
Preferred stock of subsidiary	20	20
Other noncontrolling interests	6,546	4,959
Total equity	37,788	33,654
Total liabilities and equity	$96,155	$87,181
See Notes to Consolidated Financial Statements.
2024 Form 10-K | F-11

SEMPRA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,500	$3,618	$2,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,437	2,227	2,019
Deferred income taxes and investment tax credits	(20)	249	392
Equity earnings	(1,609)	(1,481)	(1,498)
Share-based compensation expense	86	80	71
Fixed-price contracts and other derivatives	(197)	(666)	863
Bad debt expense	209	458	122
Other	20	(14)	56
Net change in working capital components:
Accounts receivable	118	168	(976)
Due to/from unconsolidated affiliates, net	30	26	(31)
Income taxes receivable/payable, net	(49)	142	(29)
Inventories	(74)	(80)	(17)
Other current assets	(30)	11	(1,608)
Accounts payable	(131)	(270)	430
Regulatory balancing accounts, net	(456)	260	36
Reserve for Aliso Canyon costs	(12)	(98)	(1,851)
Other current liabilities	142	1,270	228
Insurance receivable for Aliso Canyon costs	—	—	360
Distributions from investments	1,093	912	854
Changes in other noncurrent assets and liabilities, net	(150)	(594)	(564)
Net cash provided by operating activities	4,907	6,218	1,142

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(8,215)	(8,397)	(5,357)
Expenditures for investments	(988)	(382)	(376)
Distributions from investments	9	—	—
Purchases of nuclear decommissioning and other trust assets	(889)	(610)	(700)
Proceeds from sales of nuclear decommissioning and other trust assets	942	661	762
Repayments of advances to unconsolidated affiliates	—	—	626
Other	23	12	6
Net cash used in investing activities	$(9,118)	$(8,716)	$(5,039)
See Notes to Consolidated Financial Statements.
2024 Form 10-K | F-12

SEMPRA
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	$(1,499)	$(1,483)	$(1,430)
Preferred dividends paid	(44)	(44)	(44)
Issuances of common stock, net	1,219	145	4
Repurchases of common stock	(43)	(32)	(478)
Issuances of debt (maturities greater than 90 days)	8,674	7,669	9,984
Payments on debt (maturities greater than 90 days) and finance leases	(3,339)	(6,294)	(4,510)
(Decrease) increase in short-term debt, net	(557)	552	(1,266)
Advances from unconsolidated affiliates	85	31	28
Proceeds from sales of noncontrolling interests, net	—	1,219	1,732
Distributions to noncontrolling interests	(297)	(730)	(237)
Contributions from noncontrolling interests	1,235	1,570	31
Termination of interest rate and settlement of cross-currency swaps	46	(99)	—
Other	(56)	(85)	(35)
Net cash provided by financing activities	5,424	2,419	3,779

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	6	(1)

Increase (decrease) in cash, cash equivalents and restricted cash	1,200	(73)	(119)
Cash, cash equivalents and restricted cash, January 1	389	462	581
Cash, cash equivalents and restricted cash, December 31	$1,589	$389	$462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$1,205	$1,172	$1,014
Income tax payments, net of refunds	289	197	284

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued interest receivable capitalized to note receivable	$17	$16	$16
Repayments of advances from unconsolidated affiliate in lieu of distributions	62	36	32
Accrued capital expenditures for PP&E	1,181	1,052	590
Capital expenditures reclassed from assets to PP&E	53	18	5
Increase in ARO capitalized to PP&E	1	33	91
Increase in finance lease obligations capitalized to PP&E	41	57	57
Amortized debt issuance costs capitalized to PP&E	13	4	—
Unamortized debt issuance costs reclassed from assets to debt	27	9	—
Accrued interest payable capitalized to due to unconsolidated affiliate	16	—	—
Preferred dividends declared but not paid	11	11	11
Common dividends declared but not paid	393	376	360
Common dividends issued in stock	54	—	—
Net exercise of stock options	9	—	—
Contributions from NCI	—	200	—
See Notes to Consolidated Financial Statements.
2024 Form 10-K | F-13

SEMPRA
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Years ended December 31, 2024, 2023 and 2022
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders' equity	Non- controlling interests	Total equity
Balance at December 31, 2021	$889	$11,862	$13,548	$(318)	$25,981	$1,438	$27,419
Net income			2,139		2,139	146	2,285
Other comprehensive income				174	174	54	228
Share-based compensation expense		71			71		71
Dividends declared:
Series C preferred stock ($48.75/share)			(44)		(44)		(44)
Common stock ($2.29/share)			(1,441)		(1,441)		(1,441)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		4			4		4
Repurchases of common stock		(478)			(478)		(478)
Noncontrolling interest activities:
Contributions						31	31
Distributions						(237)	(237)
Sale		701		9	710	709	1,419
Balance at December 31, 2022	889	12,160	14,201	(135)	27,115	2,141	29,256
Net income			3,075		3,075	543	3,618
Other comprehensive income (loss)				31	31	(28)	3
Share-based compensation expense		80			80		80
Dividends declared:
Series C preferred stock ($48.75/share)			(44)		(44)		(44)
Common stock ($2.38/share)			(1,499)		(1,499)		(1,499)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		144			144		144
Repurchases of common stock		(32)			(32)		(32)
Noncontrolling interest activities:
Contributions		(145)			(145)	1,770	1,625
Distributions						(730)	(730)
Sales		(3)		(46)	(49)	1,283	1,234
Balance at December 31, 2023	889	12,204	15,732	(150)	28,675	4,979	33,654
Net income			2,862		2,862	638	3,500
Other comprehensive (loss) income				(16)	(16)	11	(5)
Share-based compensation expense		86			86		86
Dividends declared:
Series C preferred stock ($48.75/share)			(44)		(44)		(44)
Common stock ($2.48/share)			(1,570)		(1,570)		(1,570)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		1,273			1,273		1,273
Repurchases of common stock		(43)			(43)		(43)
Noncontrolling interest activities:
Contributions						1,235	1,235
Distributions						(297)	(297)
Balance at December 31, 2024	$889	$13,520	$16,979	$(166)	$31,222	$6,566	$37,788
See Notes to Consolidated Financial Statements.
2024 Form 10-K | F-14

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Operating revenues:
Electric	$4,313	$4,349	$4,795
Natural gas	1,028	1,248	1,043
Total operating revenues	5,341	5,597	5,838
Operating expenses:
Cost of electric fuel and purchased power	308	445	994
Cost of natural gas	242	532	363
Operation and maintenance	1,692	1,846	1,677
Depreciation and amortization	1,223	1,098	982
Franchise fees and other taxes	402	381	373
Total operating expenses	3,867	4,302	4,389
Operating income	1,474	1,295	1,449
Other income, net	90	97	92
Interest income	5	15	5
Interest expense	(525)	(497)	(449)
Income before income taxes	1,044	910	1,097
Income tax (expense) benefit	(153)	26	(182)
Net income/Earnings attributable to common shares	$891	$936	$915
See Notes to Financial Statements.
2024 Form 10-K | F-15

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2024, 2023 and 2022
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount
2024:
Net income	$1,044	$(153)	$891
Other comprehensive income (loss):
Pension and other postretirement benefits	(3)	(1)	(4)
Total other comprehensive loss	(3)	(1)	(4)
Comprehensive income	$1,041	$(154)	$887
2023:
Net income	$910	$26	$936
Other comprehensive income (loss):
Pension and other postretirement benefits	(2)	1	(1)
Total other comprehensive loss	(2)	1	(1)
Comprehensive income	$908	$27	$935
2022:
Net income	$1,097	$(182)	$915
Other comprehensive income (loss):
Pension and other postretirement benefits	4	(1)	3
Total other comprehensive income	4	(1)	3
Comprehensive income	$1,101	$(183)	$918
See Notes to Financial Statements.
2024 Form 10-K | F-16

SAN DIEGO GAS & ELECTRIC COMPANY
BALANCE SHEETS
(Dollars in millions)
	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$—	$50
Accounts receivable – trade, net	774	870
Accounts receivable – other, net	89	141
Income taxes receivable, net	27	236
Inventories	202	153
Prepaid expenses	139	165
Regulatory assets	16	19
Greenhouse gas allowances	27	158
Other current assets	27	31
Total current assets	1,301	1,823

Other assets:
Regulatory assets	2,024	1,968
Greenhouse gas allowances	272	202
Nuclear decommissioning trusts	875	872
Right-of-use assets – operating leases	795	368
Wildfire fund	262	269
Other long-term assets	133	134
Total other assets	4,361	3,813

Property, plant and equipment:
Property, plant and equipment	33,162	30,918
Less accumulated depreciation and amortization	(8,051)	(7,369)
Property, plant and equipment, net	25,111	23,549
Total assets	$30,773	$29,185
See Notes to Financial Statements.
2024 Form 10-K | F-17

SAN DIEGO GAS & ELECTRIC COMPANY
BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2024	2023
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term debt	$417	$—
Accounts payable	742	808
Due to unconsolidated affiliates	59	73
Interest payable	84	81
Accrued compensation and benefits	175	145
Accrued franchise fees	54	112
Regulatory liabilities	75	447
Current portion of long-term debt and finance leases	42	441
Greenhouse gas obligations	27	158
Asset retirement obligations	97	116
Other current liabilities	215	216
Total current liabilities	1,987	2,597

Long-term debt and finance leases	10,018	9,453

Deferred credits and other liabilities:
Regulatory liabilities	2,701	2,534
Greenhouse gas obligations	62	—
Pension obligation, net of plan assets	28	79
Deferred income taxes	3,211	2,873
Asset retirement obligations	803	778
Deferred credits and other	1,399	969
Total deferred credits and other liabilities	8,204	7,233

Commitments and contingencies (Note 15)

Shareholder’s equity:
Preferred stock (45,000,000 shares authorized; none issued)	—	—
Common stock (255,000,000 shares authorized; 116,583,358 shares outstanding; no par value)	1,660	1,660
Retained earnings	8,916	8,250
Accumulated other comprehensive income (loss)	(12)	(8)
Total shareholder’s equity	10,564	9,902
Total liabilities and shareholder’s equity	$30,773	$29,185
See Notes to Financial Statements.
2024 Form 10-K | F-18

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$891	$936	$915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,223	1,098	982
Deferred income taxes and investment tax credits	169	135	93
Bad debt expense	55	112	46
Other	(14)	(35)	(34)
Net change in working capital components:
Accounts receivable	92	(213)	(163)
Due to/from unconsolidated affiliates, net	(14)	(62)	38
Income taxes receivable/payable, net	209	(236)	9
Inventories	(49)	(19)	(11)
Other current assets	(21)	(17)	(80)
Accounts payable	(32)	31	153
Regulatory balancing accounts, net	(429)	571	(10)
Other current liabilities	(21)	129	62
Changes in noncurrent assets and liabilities, net	14	(494)	(271)
Net cash provided by operating activities	2,073	1,936	1,729

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,522)	(2,540)	(2,473)
Purchases of nuclear decommissioning trust assets	(826)	(532)	(586)
Proceeds from sales of nuclear decommissioning trust assets	874	592	639
Other	13	8	8
Net cash used in investing activities	(2,461)	(2,472)	(2,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(225)	(100)	(100)
Issuances of debt (maturities greater than 90 days)	594	1,389	1,395
Payments on debt (maturities greater than 90 days) and finance leases	(442)	(490)	(425)
Increase (decrease) in short-term debt, net	417	(205)	(196)
Debt issuance costs	(6)	(13)	(9)
Other	—	(2)	—
Net cash provided by financing activities	338	579	665

(Decrease) increase in cash and cash equivalents	(50)	43	(18)
Cash and cash equivalents, January 1	50	7	25
Cash and cash equivalents, December 31	$—	$50	$7

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$514	$472	$431
Income tax (refunds) payments, net	(225)	76	79

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$230	$264	$231
Increase in finance lease obligations capitalized to PP&E	14	17	16
Increase in ARO capitalized to PP&E	24	29	15
See Notes to Financial Statements.
2024 Form 10-K | F-19

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Years ended December 31, 2024, 2023 and 2022
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
Balance at December 31, 2021	$1,660	$6,599	$(10)	$8,249
Net income		915		915
Other comprehensive income			3	3
Common stock dividends declared ($0.86/share)		(100)		(100)
Balance at December 31, 2022	1,660	7,414	(7)	9,067
Net income		936		936
Other comprehensive loss			(1)	(1)
Common stock dividends declared ($0.86/share)		(100)		(100)
Balance at December 31, 2023	1,660	8,250	(8)	9,902
Net income		891		891
Other comprehensive loss			(4)	(4)
Common stock dividends declared ($1.93/share)		(225)		(225)
Balance at December 31, 2024	$1,660	$8,916	$(12)	$10,564
See Notes to Financial Statements.
2024 Form 10-K | F-20

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Operating revenues	$6,209	$8,289	$6,840
Operating expenses:
Cost of natural gas	959	3,264	2,233
Operation and maintenance	2,791	2,821	2,402
Aliso Canyon litigation and regulatory matters	—	—	259
Depreciation and amortization	910	839	761
Franchise fees and other taxes	273	278	247
Total operating expenses	4,933	7,202	5,902
Operating income	1,276	1,087	938
Other income (expense), net	25	(4)	(8)
Interest income	9	9	6
Interest expense	(323)	(285)	(198)
Income before income taxes	987	807	738
Income tax (expense) benefit	(31)	5	(138)
Net income	956	812	600
Preferred dividends	(1)	(1)	(1)
Earnings attributable to common shares	$955	$811	$599
See Notes to Financial Statements.
2024 Form 10-K | F-21

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2024, 2023 and 2022
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount
2024:
Net income	$987	$(31)	$956
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	(4)	(1)	(5)
Total other comprehensive loss	(3)	(1)	(4)
Comprehensive income	$984	$(32)	$952
2023:
Net income	$807	$5	$812
Other comprehensive income (loss):
Financial instruments	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$808	$5	$813
2022:
Net income	$738	$(138)	$600
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	8	(2)	6
Total other comprehensive income	9	(2)	7
Comprehensive income	$747	$(140)	$607
See Notes to Financial Statements.
2024 Form 10-K | F-22

SOUTHERN CALIFORNIA GAS COMPANY
BALANCE SHEETS
(Dollars in millions)
	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$12	$2
Accounts receivable – trade, net	932	985
Accounts receivable – other, net	71	102
Due from unconsolidated affiliates	16	22
Inventories	287	277
Regulatory assets	42	204
Greenhouse gas allowances	176	950
Other current assets	71	100
Total current assets	1,607	2,642

Other assets:
Regulatory assets	1,844	1,715
Greenhouse gas allowances	526	62
Right-of-use assets – operating leases	18	29
Other long-term assets	609	645
Total other assets	2,997	2,451

Property, plant and equipment:
Property, plant and equipment	29,084	27,025
Less accumulated depreciation and amortization	(8,330)	(7,852)
Property, plant and equipment, net	20,754	19,173
Total assets	$25,358	$24,266
See Notes to Financial Statements.
2024 Form 10-K | F-23

SOUTHERN CALIFORNIA GAS COMPANY
BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2024	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,037	$946
Accounts payable – trade	752	811
Accounts payable – other	158	184
Due to unconsolidated affiliates	38	38
Accrued compensation and benefits	245	213
Regulatory liabilities	64	103
Current portion of long-term debt and finance leases	373	523
Greenhouse gas obligations	176	950
Asset retirement obligations	91	73
Other current liabilities	451	566
Total current liabilities	3,385	4,407

Long-term debt and finance leases	7,031	6,288

Deferred credits and other liabilities:
Regulatory liabilities	1,115	1,202
Greenhouse gas obligations	410	—
Pension obligation, net of plan assets	45	231
Deferred income taxes	2,005	1,586
Asset retirement obligations	2,839	2,774
Deferred credits and other	367	368
Total deferred credits and other liabilities	6,781	6,161

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock (11,000,000 shares authorized; 862,043 shares outstanding)	22	22
Common stock (100,000,000 shares authorized; 91,300,000 shares outstanding; no par value)	2,316	2,316
Retained earnings	5,850	5,095
Accumulated other comprehensive income (loss)	(27)	(23)
Total shareholders’ equity	8,161	7,410
Total liabilities and shareholders’ equity	$25,358	$24,266
See Notes to Financial Statements.
2024 Form 10-K | F-24

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$956	$812	$600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	910	839	761
Deferred income taxes and investment tax credits	28	12	146
Bad debt expense	97	294	70
Other	(6)	(12)	(12)
Net change in working capital components:
Accounts receivable	(13)	207	(512)
Due to/from unconsolidated affiliates, net	6	57	(28)
Income taxes receivable/payable, net	13	(8)	23
Inventories	(10)	(118)	13
Other current assets	6	(1,053)	(139)
Accounts payable	(103)	(179)	191
Regulatory balancing accounts, net	(27)	(311)	46
Reserve for Aliso Canyon costs	(12)	(98)	(1,851)
Other current liabilities	46	1,047	185
Insurance receivable for Aliso Canyon costs	—	—	360
Changes in other noncurrent assets and liabilities, net	(100)	(100)	(307)
Net cash provided by (used in) operating activities	1,791	1,389	(454)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,231)	(2,020)	(1,993)
Net cash used in investing activities	(2,231)	(2,020)	(1,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(200)	(100)	—
Preferred dividends paid	(1)	(1)	(1)
Equity contribution from Sempra	—	—	650
Issuances of debt (maturities greater than 90 days)	1,794	997	2,094
Payments on debt (maturities greater than 90 days) and finance leases	(524)	(1,120)	(15)
(Decrease) increase in short-term debt, net	(609)	846	(285)
Debt issuance costs	(10)	(10)	(12)
Net cash provided by financing activities	450	612	2,431

Increase (decrease) in cash and cash equivalents	10	(19)	(16)
Cash and cash equivalents, January 1	2	21	37
Cash and cash equivalents, December 31	$12	$2	$21

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$299	$279	$173
Income tax (refunds) payments, net	(9)	6	(31)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$308	$290	$245
Capital expenditures reclassed from assets to PP&E	50	—	—
Increase in finance lease obligations capitalized to PP&E	27	40	41
(Decrease) increase in ARO capitalized to PP&E	(23)	1	63
See Notes to Financial Statements.
2024 Form 10-K | F-25

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Years ended December 31, 2024, 2023 and 2022
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2021	$22	$1,666	$3,785	$(31)	$5,442
Net income			600		600
Other comprehensive income				7	7
Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Equity contributions from Sempra		650			650
Balance at December 31, 2022	22	2,316	4,384	(24)	6,698
Net income			812		812
Other comprehensive income				1	1
Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Common stock ($1.10/share)			(100)		(100)
Balance at December 31, 2023	22	2,316	5,095	(23)	7,410
Net income			956		956
Other comprehensive loss				(4)	(4)
Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Common stock ($2.19/share)			(200)		(200)
Balance at December 31, 2024	$22	$2,316	$5,850	$(27)	$8,161
See Notes to Financial Statements.
2024 Form 10-K | F-26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND OTHER FINANCIAL DATA

PRINCIPLES OF CONSOLIDATION
Sempra
Sempra’s Consolidated Financial Statements include the accounts of Sempra, a California-based holding company, and its consolidated entities, which invest in, develop and operate energy infrastructure in North America, and provide electric and gas services to customers. Sempra has three operating and reportable segments, which we describe in Note 16. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
SDG&E
SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra. SDG&E is a regulated public utility that provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County. SDG&E has one operating and reportable segment.
SoCalGas
SoCalGas’ common stock is wholly owned by Pacific Enterprises, which is a wholly owned subsidiary of Sempra. SoCalGas is a regulated public natural gas distribution utility, serving customers throughout most of Southern California and part of central California. SoCalGas has one operating and reportable segment.
BASIS OF PRESENTATION
This is a combined report of Sempra, SDG&E and SoCalGas. We provide separate information for SDG&E and SoCalGas as required. We have eliminated intercompany accounts and transactions within Sempra’s consolidated financial statements.
Use of Estimates in the Preparation of the Financial Statements
We have prepared our financial statements in conformity with U.S. GAAP. This requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including the disclosure of contingent assets and liabilities at the date of the financial statements. Although we believe the estimates and assumptions are reasonable, actual amounts ultimately may differ significantly from those estimates.
Subsequent Events
We evaluated events and transactions that occurred after December 31, 2024 through the date the financial statements were issued, and in the opinion of management, the accompanying financial statements reflect all adjustments and disclosures necessary for a fair presentation.

REGULATED OPERATIONS
SDG&E’s and SoCalGas’ accounting policies and financial statements reflect the application of U.S. GAAP provisions governing rate-regulated operations and the policies of the CPUC and the FERC. Under these provisions, a regulated utility records regulatory assets, which are generally costs that would otherwise be charged to expense, if it is probable that, through the ratemaking process, the utility will recover those assets from customers. To the extent that recovery is no longer probable, the related regulatory assets are written off. Regulatory liabilities generally represent amounts collected from customers in advance of the actual expenditure by the utility. If the actual expenditures are less than amounts previously collected from customers, the excess would be refunded to customers, generally by reducing future rates. Regulatory assets and liabilities may also arise from other transactions such as unrealized losses and/or gains on fixed-price contracts and other derivatives or certain deferred income tax benefits that are passed through to customers in future rates. In addition, SDG&E and SoCalGas record regulatory liabilities when the CPUC or, in the case of SDG&E, the FERC, requires a refund to be made to customers or has required that a gain or other transaction of net allowable costs be given to customers over future periods.
2024 Form 10-K | F-27

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
Sempra Infrastructure’s natural gas distribution utility, Ecogas, also applies U.S. GAAP provisions governing rate-regulated operations, including the same evaluation of probability of recovery of regulatory assets described above. Certain business activities at Sempra Infrastructure are regulated by the CRE and the FERC and meet the regulatory accounting requirements of U.S. GAAP.

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
2024 Form 10-K | F-28

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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at December 31, 2024 and 2023. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,138 million and $1,166 million at December 31, 2024 and 2023, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 15. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
2024 Form 10-K | F-29

Other Sempra
Oncor Holdings
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 5 for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $15,400 million and $14,266 million at December 31, 2024 and 2023, respectively.
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment was $1,149 million and $1,008 million at December 31, 2024 and 2023, respectively. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 5.
CFIN
As we discuss in Note 5, in July 2020, Sempra entered into a Support Agreement for the benefit of CFIN, which is a VIE. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of CFIN, including modification, prepayment, and refinance decisions related to the financing arrangement with external lenders and Cameron LNG JV’s four project owners as well as the ability to determine and enforce remedies in the event of default. The conditional obligations of the Support Agreement represent a variable interest that we measure at fair value on a recurring basis (see Note 10). Sempra’s maximum exposure to loss under the terms of the Support Agreement is $979 million.
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $1,758 million and $1,580 million of assets at December 31, 2024 and 2023, respectively, consisting primarily of PP&E, net, attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $1,080 million and $1,029 million of liabilities at December 31, 2024 and 2023, respectively, consisting primarily of long-term debt attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 6, IEnova and TotalEnergies SE have provided guarantees for 83.4% and 16.6%, respectively, of the loan facility supporting construction of the liquefaction facility.
Port Arthur LNG
Port Arthur LNG is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that Port Arthur LNG will require future capital contributions or other financial support to finance the construction of the PA LNG Phase 1 project. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate Port Arthur LNG. Sempra consolidated $6,419 million and $3,927 million of assets at December 31, 2024 and 2023, respectively, consisting primarily of PP&E, net, attributable to Port Arthur LNG that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $1,584 million and $600 million of liabilities at December 31, 2024 and 2023, respectively, consisting primarily of long-term debt and accounts payable attributable to Port Arthur LNG for which creditors do not have recourse to the general credit of Sempra.

2024 Form 10-K | F-30

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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	December 31,
	2024	2023
Sempra:
Cash and cash equivalents	$1,565	$236
Restricted cash, current	21	49
Restricted cash, noncurrent	3	104
Total cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows	$1,589	$389

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
After considering the past-due status of receivables, payment history and other customer-specific information, in 2024 and 2023, Sempra recorded a provision for expected credit losses of $53 million and $52 million, respectively, on a customer’s past due account balance.
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
2024 Form 10-K | F-31

Changes in allowances for credit losses for trade receivables and other receivables are as follows:

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2024	2023	2022
Sempra:
Allowances for credit losses at January 1	$533	$181	$136
Provisions for expected credit losses	203	468	123
Write-offs	(222)	(116)	(78)
Allowances for credit losses at December 31	$514	$533	$181
SDG&E:
Allowances for credit losses at January 1	$144	$78	$66
Provisions for expected credit losses	52	115	54
Write-offs	(82)	(49)	(42)
Allowances for credit losses at December 31	$114	$144	$78
SoCalGas:
Allowances for credit losses at January 1	$331	$98	$69
Provisions for expected credit losses	94	300	65
Write-offs	(140)	(67)	(36)
Allowances for credit losses at December 31	$285	$331	$98
Allowances for credit losses related to trade receivables and other receivables are included in the Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	December 31,
	2024	2023
Sempra:
Accounts receivable – trade, net	$447	$480
Accounts receivable – other, net	53	52
Other long-term assets	14	1
Total allowances for credit losses	$514	$533
SDG&E:
Accounts receivable – trade, net	$81	$116
Accounts receivable – other, net	25	27
Other long-term assets	8	1
Total allowances for credit losses	$114	$144
SoCalGas:
Accounts receivable – trade, net	$251	$306
Accounts receivable – other, net	28	25
Other long-term assets	6	—
Total allowances for credit losses	$285	$331
As we discuss below in “Note Receivable,” we have an interest-bearing promissory note due from KKR Pinnacle. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on this note receivable, including compounded interest and unamortized transaction costs, based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At December 31, 2024 and 2023, $5 million and $6 million, respectively, of expected credit losses are included in Other Long-Term Assets on Sempra’s Consolidated Balance Sheets.
As we discuss in Note 5, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on this off-balance sheet arrangement based on external credit ratings, published default rate studies and the maturity date of the arrangement. At both December 31, 2024 and 2023, $5 million of expected credit losses are included in Deferred Credits and Other on Sempra’s Consolidated Balance Sheets.
2024 Form 10-K | F-32

CONCENTRATION OF CREDIT RISK
Credit risk is the risk of loss that would be incurred as a result of nonperformance by our counterparties on their contractual obligations. We have policies governing the management of credit risk that are administered by the respective credit departments at each of the Registrants and overseen by their separate risk management committees.
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

2024 Form 10-K | F-33

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at the Registrants in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	December 31,
	2024	2023
Sempra:
Tax sharing agreement with Oncor Holdings	$8	$25
Various affiliates	5	6
Total due from unconsolidated affiliates – current	$13	$31

TAG Pipelines – 5.5% Note due January 9, 2024(1)	$—	$(5)
Total due to unconsolidated affiliates – current	$—	$(5)

TAG Pipelines(1):
5.5% Note due January 14, 2025	$—	$(24)
5.5% Note due July 16, 2025	—	(23)
5.5% Note due January 14, 2026	(8)	(20)
5.5% Note due July 14, 2026	(12)	(11)
5.5% Note due January 19, 2027	(15)	(14)
5.5% Note due July 21, 2027	(19)	(17)
5.5% Note due January 19, 2028	(48)	—
5.5% Note due July 18, 2028	(41)	—
TAG Norte – 5.74% Note due December 17, 2029(1)	(209)	(198)
Total due to unconsolidated affiliates – noncurrent	$(352)	$(307)
SDG&E:
Sempra	$(42)	$(44)
SoCalGas	(14)	(21)
Various affiliates	(3)	(8)
Total due to unconsolidated affiliates – current	$(59)	$(73)

Income taxes due from Sempra(2)	$38	$246
SoCalGas:
SDG&E	$14	$21
Various affiliates	2	1
Total due from unconsolidated affiliates – current	$16	$22

Sempra	$(38)	$(38)
Total due to unconsolidated affiliates – current	$(38)	$(38)

Income taxes due (to) from Sempra(2)	$(6)	$6
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
2024 Form 10-K | F-34

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
Revenues	$40	$44	$41
Interest income	—	—	16
Interest expense	16	15	15
SDG&E:
Revenues	$23	$21	$16
Cost of sales	146	113	92
SoCalGas:
Revenues	$169	$124	$100
Cost of sales(1)	(5)	35	(9)
(1)    Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Sempra, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Also, from time-to-time, SDG&E and SoCalGas may make short-term advances of surplus cash to Sempra at interest rates based on the federal funds effective rate plus a margin of 13 to 20 bps, depending on the loan balance. Such amounts are eliminated in consolidation at Sempra.
SDG&E and SoCalGas charge one another, as well as other Sempra affiliates, for shared asset depreciation. SoCalGas and SDG&E record revenues and the affiliates record corresponding amounts to O&M. Such amounts are eliminated in consolidation at Sempra.
SDG&E has a 20-year contract that commenced in June 2015 for up to 155 MW of renewable power supplied from the ESJ wind power generation facility, a consolidated subsidiary of Sempra. A second 20-year contract between SDG&E and ESJ for up to 108 MW of renewable power supplied from the same facility commenced in January 2022. Such amounts are eliminated in consolidation at Sempra.
The natural gas supply for SDG&E’s and SoCalGas’ core natural gas customers is purchased by SoCalGas as a combined procurement portfolio managed by SoCalGas. Core customers are primarily residential and small commercial and industrial customers. This core gas procurement function is considered a shared service; therefore, SoCalGas records revenues net of costs in cost of sales. Such amounts are eliminated in consolidation at Sempra.
SoCalGas provides natural gas transportation and storage services to SDG&E and charges SDG&E for such services monthly. SoCalGas records revenues and SDG&E records a corresponding amount to cost of sales. Such amounts are eliminated in consolidation at Sempra.
SoCalGas provides transportation services to Ecogas. SoCalGas records revenues and Ecogas records a corresponding amount to cost of sales. Such amounts are eliminated in consolidation at Sempra.
SoCalGas and Sempra Infrastructure may buy and sell natural gas from and to each other in open market transactions to help satisfy supply needs. SoCalGas records revenues and costs in cost of sales. Sempra Infrastructure records revenues and costs in revenues. Such amounts are eliminated in consolidation at Sempra.
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
Sempra provides guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement. We discuss these guarantees in Note 5.

2024 Form 10-K | F-35

INVENTORIES
SDG&E and SoCalGas value natural gas inventory using the last-in first-out method. Sempra Infrastructure values natural gas inventory at the lower of average cost or net realizable value. We record natural gas to inventory when injected and then to expense when the gas is withdrawn for distribution to customers or to be used as fuel for electric generation.
Sempra Infrastructure values LNG inventory at the lower of average cost or net realizable value. We record LNG to inventory when delivered to our terminals and then to expense when transported from our terminals.
SDG&E, SoCalGas and Sempra Infrastructure generally value materials and supplies at the lower of average cost or net realizable value. We record materials and supplies to inventory when purchased and then to expense or capitalized to PP&E, as appropriate, when used.
The components of inventories are as follows:

INVENTORY BALANCES AT DECEMBER 31
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	2024	2023	2024	2023	2024	2023
Natural gas	$163	$174	$1	$1	$148	$155
LNG	27	9	—	—	—	—
Materials and supplies	369	299	201	152	139	122
Total	$559	$482	$202	$153	$287	$277

GREENHOUSE GAS ALLOWANCES AND OBLIGATIONS
SDG&E, SoCalGas and Sempra Infrastructure are required by AB 32 to acquire GHG allowances for every metric ton of carbon dioxide equivalent emitted into the atmosphere during electric generation and natural gas consumption. SDG&E and SoCalGas receive allocations of GHG allowances on behalf of their customers at no cost and purchase any additional allowances required. We record purchased and allocated GHG allowances at the lower of weighted-average cost or market. We measure the compliance obligation, which is based on emissions, at the carrying value of allowances held plus the fair value of additional allowances necessary to satisfy the obligation. SDG&E and SoCalGas balance costs and revenues associated with the GHG program through regulatory balancing accounts. Sempra Infrastructure records the cost of GHG obligations in cost of sales. We remove the assets and liabilities from the balance sheets as the allowances are surrendered.

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
2024 Form 10-K | F-36

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
If an IOU has maintained a valid annual safety certification, to the extent it is found to be imprudent, claims will be reimbursable by the IOU to the Wildfire Fund up to a cap based on the IOU’s rate base. The aggregate requirement to reimburse the Wildfire Fund over a trailing three calendar year period is capped at 20% of the equity portion of an IOU’s electric transmission and distribution rate base in the year of the prudency determination. Based on its 2024 rate base, the liability cap for SDG&E is approximately $1.4 billion, which is adjusted annually. The liability cap will apply on a rolling three-year basis so long as future annual safety certifications are received and the Wildfire Fund has not been terminated, which could occur if funds are exhausted. Amounts in excess of the liability cap and amounts that are determined to be prudently incurred do not need to be reimbursed by an IOU to the Wildfire Fund. The Wildfire Fund does not have a specified term and coverage will continue until the assets of the Wildfire Fund are exhausted and the Wildfire Fund is terminated, in which case, the remaining funds, if any, will be transferred to California’s general fund to be used for fire risk mitigation programs.
In October 2024, the OEIS approved an update to SDG&E’s 2023-2025 wildfire mitigation plan, which is effective until the OEIS approves a new plan. In December 2024, SDG&E received its annual wildfire safety certification from the OEIS.
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
SDG&E is amortizing the Wildfire Fund asset on a straight-line basis over the estimated period of benefit, as adjusted for utilization by the IOUs. In 2024, SDG&E revised its estimate of the period of benefit from 15 years to 25 years. The estimated period of benefit of the Wildfire Fund asset is based on several assumptions, including, but not limited to:
▪historical wildfire experience of each IOU in California, including frequency and severity of the wildfires
▪the value of property potentially damaged by wildfires
▪the effectiveness of wildfire risk mitigation efforts by each IOU
▪liability cap of each IOU
▪IOU prudency determination levels
▪FERC jurisdictional allocation levels
▪insurance coverage levels
2024 Form 10-K | F-37

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

WILDFIRE FUND
(Dollars in millions)
		December 31,
	Location	2024	2023
Wildfire Fund asset:
Current	Prepaid Expenses	$14	$28
Noncurrent	Wildfire Fund	262	269
Wildfire Fund obligation:
Current	Other Current Liabilities	13	13
Noncurrent	Deferred Credits and Other	31	42

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At December 31, 2024 and 2023, Other Long-Term Assets includes $349 million and $332 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, on Sempra’s Consolidated Balance Sheets.

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
Goodwill of $1,602 million at both December 31, 2024 and 2023 primarily relates to the 2016 acquisitions of IEnova Pipelines and the Ventika wind power generation facilities at Sempra Infrastructure.
2024 Form 10-K | F-38

Other Intangible Assets
Other Intangible Assets included on Sempra’s Consolidated Balance Sheets are as follows:

OTHER INTANGIBLE ASSETS
(Dollars in millions)
	Amortization period (years)	December 31,
		2024	2023
Sempra:
Renewable energy transmission and consumption permits	15 to 19	$169	$169
O&M agreement	23	66	66
ESJ PPA	14	190	190
Other	10 to indefinite	15	15
		440	440
Less accumulated amortization:
Renewable energy transmission and consumption permits		(68)	(59)
O&M agreement		(20)	(17)
ESJ PPA		(51)	(37)
Other		(9)	(9)
		(148)	(122)
		$292	$318

Other Intangible Assets at December 31, 2024 primarily include:
▪renewable energy transmission and consumption permits granted by the CRE at the Ventika wind power generation facilities, Don Diego Solar and Border Solar;
▪a favorable O&M agreement acquired in connection with the acquisition of Ductos y Energéticos del Norte, S. de R.L. de C.V.; and
▪the relative fair value of the PPA that was acquired in connection with the acquisition of ESJ.
Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense for intangible assets was $26 million (including $13.5 million recorded against revenues) in each of 2024, 2023, and 2022. We estimate amortization expense for each of the next five years to be approximately $26 million per year (including $13.5 million per year recorded against revenues).

2024 Form 10-K | F-39

PROPERTY, PLANT AND EQUIPMENT
PP&E is recorded at cost and primarily represents the buildings, equipment, other facilities and information systems used by SDG&E and SoCalGas to provide natural gas and electric utility services, and by Other Sempra businesses in their operations, including construction work in progress, leasehold improvements and other equipment. Our PP&E costs include labor, materials and contract services and expenditures for replacement parts incurred during a major maintenance outage of a plant. In addition, the cost of utility plant at our rate-regulated businesses and PP&E under regulated projects that meet the regulatory accounting requirements of U.S. GAAP includes AFUDC. The cost of PP&E for our non-regulated projects includes capitalized interest. Maintenance costs are expensed as incurred. The cost of most retired depreciable utility plant assets less salvage value is charged to accumulated depreciation. We discuss assets collateralized as security for certain indebtedness in Note 6.

PROPERTY, PLANT AND EQUIPMENT BY MAJOR FUNCTIONAL CATEGORY
(Dollars in millions)
	December 31,		Depreciation rates for years ended December 31,
	2024	2023	2024	2023	2022
SDG&E:
Natural gas operations	$4,531	$4,175	2.62%	2.60%	2.57%
Electric distribution	12,542	11,597	4.21	4.05	3.94
Electric transmission(1)	8,878	8,504	3.06	3.04	3.03
Electric generation	2,527	2,515	5.43	5.18	5.11
Other electric	2,722	2,507	6.95	7.05	7.03
Construction work in progress(1)	1,962	1,620	N/A	N/A	N/A
Total SDG&E	33,162	30,918
SoCalGas:
Natural gas operations	27,191	25,506	3.68	3.64	3.57
Other non-utility	32	50	0.98	1.03	1.54
Construction work in progress	1,861	1,469	N/A	N/A	N/A
Total SoCalGas	29,084	27,025

Other Sempra(2):			Estimated useful lives		Weighted-average useful life
Land and land rights	498	488	16 to 44 years(3)		37
Machinery and equipment:
Pipelines and storage	4,355	3,883	41 to 49 years		42
Generating plants	1,820	1,815	11 to 28 years		26
LNG terminal	1,156	1,139	42 years		42
Refined products terminals	876	656	37 years		37
Other	348	346	1 to 21 years		15
Construction work in progress	8,781	5,930	N/A		N/A
Other	317	295	1 to 35 years		16
	18,151	14,552
Total Sempra	$80,397	$72,495
(1)    At December 31, 2024, includes $563 in electric transmission assets and $1 in construction work in progress related to SDG&E’s 86% interest in the Southwest Powerlink transmission line, jointly owned by SDG&E with other utilities. SDG&E, and each of the other owners, holds its undivided interest as a tenant in common in the property. Each owner is responsible for its share of the project and participates in decisions concerning operations and capital expenditures. SDG&E’s share of operating expenses is included in SDG&E’s and Sempra’s Consolidated Statements of Operations.
(2)    Includes $290 and $310 at December 31, 2024 and 2023, respectively, of utility plant, primarily pipelines and other distribution assets at Ecogas.
(3)    Estimated useful lives are for land rights.
2024 Form 10-K | F-40

Sempra Infrastructure’s Sonora natural gas pipeline consists of two pipeline segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the pipeline in the Yaqui territory that has made that section inoperable since August 2017 because it was not able to be repaired due to legal challenges, which were resolved in March 2023, by some members of the Yaqui tribe. Sempra Infrastructure and the CFE have agreed to an amendment to their transportation services agreement and to re-route the portion of the pipeline that is in the Yaqui territory, whereby the CFE would pay for the re-routing with a new tariff. This amendment will terminate if certain conditions are not met, and Sempra Infrastructure retains the right to terminate the transportation services agreement and seek to recover its reasonable and documented costs and lost profit. Sempra Infrastructure continues to acquire and pursue the necessary rights-of-way and permits for the portion of the pipeline that needs to be re-routed. At December 31, 2024, Sempra Infrastructure had $401 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery.
Depreciation expense is computed using the straight-line method over the asset’s estimated composite useful life, the CPUC-prescribed period for SDG&E and SoCalGas, or the remaining term of the site leases, whichever is shortest.

DEPRECIATION EXPENSE
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra	$2,409	$2,202	$1,995
SDG&E	1,216	1,092	977
SoCalGas	903	833	755

ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in millions)
	December 31,
	2024	2023
SDG&E:
Accumulated depreciation:
Natural gas operations	$1,121	$1,048
Electric transmission, distribution and generation(1)	6,930	6,321
Total SDG&E	8,051	7,369
SoCalGas:
Accumulated depreciation:
Natural gas operations	8,315	7,835
Other non-utility	15	17
Total SoCalGas	8,330	7,852
Other Sempra:
Accumulated depreciation – other(2)	2,579	2,314
Total Sempra	$18,960	$17,535
(1)    Includes $338 at December 31, 2024 related to SDG&E’s 86% interest in the Southwest Powerlink transmission line, jointly owned by SDG&E and other utilities.
(2)    Includes $75 and $82 at December 31, 2024 and 2023, respectively, of accumulated depreciation for utility plant at Ecogas.
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
2024 Form 10-K | F-41

The table below summarizes capitalized financing costs, comprised of capitalized interest and AFUDC related to debt.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra	$629	$448	$255
SDG&E	100	116	116
SoCalGas	101	77	73

ASSET RETIREMENT OBLIGATIONS
For tangible long-lived assets, we record AROs for the present value of liabilities of future costs expected to be incurred when assets are retired from service if the retirement process is legally required and if a reasonable estimate of fair value can be made. We also record a liability if a legal obligation to perform an asset retirement exists and can be reasonably estimated but performance is conditional upon a future event. We record the estimated retirement cost using the present value of the obligation at the time the asset is placed into service and recognize that cost over the life of the related asset by depreciating the asset retirement cost and accreting the obligation until the liability is settled. Our rate-regulated entities record regulatory assets or liabilities as a result of the timing difference between the recognition of costs in accordance with U.S. GAAP and costs recovered through the rate-making process.
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
▪LNG terminal
▪natural gas transportation and distribution systems
▪LPG storage facilities
▪refined products terminals
▪power generating plants
2024 Form 10-K | F-42

The changes in AROs are as follows:

CHANGES IN ASSET RETIREMENT OBLIGATIONS
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Balance at January 1(1)	$3,831	$3,712	$3,538	$894	$887	$890	$2,847	$2,743	$2,582
Accretion expense	156	148	141	37	37	37	114	106	101
Liabilities incurred	—	18	21	—	15	6	—	—	—
Payments	(65)	(62)	(57)	(57)	(59)	(54)	(8)	(3)	(3)
Revisions	3	15	69	26	14	8	(23)	1	63
Balance at December 31(1)	$3,925	$3,831	$3,712	$900	$894	$887	$2,930	$2,847	$2,743
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
2024 Form 10-K | F-43

The Consolidated Statements of Comprehensive Income (Loss) show the changes in the components of OCI, including the amounts attributable to NCI. The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
Sempra:
Balance at December 31, 2021	$(79)	$(156)	$(83)	$(318)
OCI before reclassifications	10	147	(11)	146
Amounts reclassified from AOCI(2)	10	19	8	37
Net OCI(2)	20	166	(3)	183
Balance at December 31, 2022	(59)	10	(86)	(135)
OCI before reclassifications	23	59	(35)	47
Amounts reclassified from AOCI(3)	—	(66)	4	(62)
Net OCI(3)	23	(7)	(31)	(15)
Balance at December 31, 2023	(36)	3	(117)	(150)
OCI before reclassifications	(30)	34	(1)	3
Amounts reclassified from AOCI	—	(22)	3	(19)
Net OCI	(30)	12	2	(16)
Balance at December 31, 2024	$(66)	$15	$(115)	$(166)
SDG&E:
Balance at December 31, 2021			$(10)	$(10)
OCI before reclassifications			2	2
Amounts reclassified from AOCI			1	1
Net OCI			3	3
Balance at December 31, 2022			(7)	(7)
OCI before reclassifications			(2)	(2)
Amounts reclassified from AOCI			1	1
Net OCI			(1)	(1)
Balance at December 31, 2023			(8)	(8)
OCI before reclassifications			(3)	(3)
Amounts reclassified from AOCI			(1)	(1)
Net OCI			(4)	(4)
Balance at December 31, 2024			$(12)	$(12)
SoCalGas:
Balance at December 31, 2021		$(13)	$(18)	$(31)
OCI before reclassifications		—	4	4
Amounts reclassified from AOCI		1	2	3
Net OCI		1	6	7
Balance at December 31, 2022		(12)	(12)	(24)
OCI before reclassifications		—	(1)	(1)
Amounts reclassified from AOCI		1	1	2
Net OCI		1	—	1
Balance at December 31, 2023		(11)	(12)	(23)
OCI before reclassifications		—	(5)	(5)
Amounts reclassified from AOCI		1	—	1
Net OCI		1	(5)	(4)
Balance at December 31, 2024		$(10)	$(17)	$(27)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.
(2)    Total AOCI includes $9 of foreign currency translation adjustments associated with the sale of NCI to ADIA in 2022. We discuss this transaction in Note 12 in “Noncontrolling Interests – SI Partners.” This transaction did not impact the Consolidated Statement of Comprehensive Income (Loss).
(3)    Total AOCI includes $(46) of financial instruments associated with sale of NCI to KKR Denali in 2023, which we discuss in Note 12 in “Noncontrolling Interests – SI Partners Subsidiaries.” This transaction did not impact the Consolidated Statement of Comprehensive Income (Loss).
2024 Form 10-K | F-44

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI			Affected line item on Consolidated Statements of Operations
	Years ended December 31,
	2024	2023	2022
Sempra:
Foreign currency translation adjustments	$—	$—	$1	Operation and maintenance

Financial instruments:
Interest rate instruments	$(11)	$1	$1	Interest expense
Interest rate instruments	(23)	(48)	29	Equity earnings(1)
Foreign exchange instruments	(5)	1	(1)	Revenues: Energy-related businesses
	(2)	2	1	Other income, net
Foreign exchange instruments	(6)	2	—	Equity earnings(1)
Interest rate and foreign exchange instruments	—	(1)	(2)	Interest expense
	—	(6)	(12)	Other income, net
Total, before income tax	(47)	(49)	16
	11	6	(6)	Income tax expense
Total, net of income tax	(36)	(43)	10
	14	23	9	Earnings attributable to noncontrolling interests
Total, net of income tax and after NCI	$(22)	$(20)	$19

Pension and PBOP(2):
Amortization of actuarial loss	$6	$3	$7	Other income, net
Amortization of prior service cost	3	2	4	Other income, net
Settlement charges	9	—	—	Other income, net
Total, before income tax	18	5	11
	(15)	(1)	(3)	Income tax expense
Total, net of income tax	$3	$4	$8

Total reclassifications for the period, net of income tax and after NCI	$(19)	$(16)	$28
SDG&E:
Pension and PBOP(2):
Amortization of actuarial loss	$1	$—	$1	Other income, net
Amortization of prior service cost	—	1	—	Other income, net
Total, before income tax	1	1	1
	(2)	—	—	Income tax (expense) benefit
Total reclassifications for the period, net of income tax	$(1)	$1	$1
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$1	$1	Interest expense

Pension and PBOP(2):
Amortization of actuarial loss	$1	$1	$2	Other income (expense), net
Amortization of prior service cost	1	1	1	Other income (expense), net
Total, before income tax	2	2	3
	(2)	(1)	(1)	Income tax (expense) benefit
Total, net of income tax	$—	$1	$2

Total reclassifications for the period, net of income tax	$1	$2	$3
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” in Note 8).
REVENUES
See Note 3 for a description of significant accounting policies for revenues.

2024 Form 10-K | F-45

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
Foreign currency transaction gains (losses), net, are included in Other Income, Net, on Sempra’s Consolidated Statements of Operations.

2024 Form 10-K | F-46

OTHER INCOME, NET
Other Income, Net, on the Consolidated Statements of Operations consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
Allowance for equity funds used during construction	$150	$140	$143
Investment gains (losses), net(1)	36	28	(42)
Gains on interest rate and foreign exchange instruments, net	2	4	11
Foreign currency transaction (losses) gains, net(2)	(16)	2	(24)
Non-service components of net periodic benefit cost	(101)	(106)	(59)
Interest on regulatory balancing accounts, net	75	79	26
Sundry, net	(10)	(16)	(31)
Total	$136	$131	$24
SDG&E:
Allowance for equity funds used during construction	$73	$86	$88
Non-service components of net periodic benefit cost	4	(19)	(11)
Interest on regulatory balancing accounts, net	23	42	18
Sundry, net	(10)	(12)	(3)
Total	$90	$97	$92
SoCalGas:
Allowance for equity funds used during construction	$72	$54	$55
Non-service components of net periodic benefit cost	(86)	(80)	(42)
Interest on regulatory balancing accounts, net	52	37	8
Sundry, net	(13)	(15)	(29)
Total	$25	$(4)	$(8)
(1)    Represents net investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Consolidated Statements of Operations.
(2)    Includes losses of $11 in 2022 from translation to U.S. dollars of a Mexican peso-denominated loan to IMG, which are offset by corresponding amounts included in Equity Earnings on the Consolidated Statements of Operations.

INCOME TAXES
Income tax expense includes current and deferred income taxes. We record deferred income taxes for temporary differences between the book and the tax basis of assets and liabilities. ITCs from prior years are generally amortized to income by SDG&E and SoCalGas over the estimated service lives of the properties as required by the CPUC. However, in 2023, the scope of projects eligible for ITCs was expanded to include standalone energy storage projects, which are transferable under the IRA. The IRA also provided an election that permits ITCs related to standalone energy storage projects to be returned to utility customers over a period that is shorter than the life of the applicable asset.
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
2024 Form 10-K | F-47

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
We provide additional information about income taxes in Note 7.

RESTRICTED NET ASSETS
Sempra
As we discuss below, SDG&E, SoCalGas and certain Other Sempra entities have restrictions on the amount of funds that can be transferred to Sempra by dividend, advance or loan as a result of conditions imposed by various regulators. Additionally, certain Other Sempra entities are subject to various financial and other covenants and other restrictions contained in debt and credit agreements (described in Note 6) and in other agreements that limit the amount of funds that can be transferred to Sempra. At December 31, 2024, Sempra was in compliance with all covenants related to its debt agreements.
At December 31, 2024, the amount of restricted net assets of consolidated entities of Sempra that may not be distributed to Sempra in the form of a loan or dividend is $17.9 billion. Additionally, the amount of restricted net assets of our unconsolidated entities is $16.3 billion. Although the restrictions cap the amount of funding that the various operating subsidiaries can provide to Sempra, we do not believe these restrictions will have a significant impact on our ability to access cash to pay dividends and fund operating needs.
As we discuss in Note 5, $2.9 billion of Sempra’s retained earnings represents undistributed earnings of equity method investments at December 31, 2024.
SDG&E and SoCalGas
The CPUC’s regulation of SDG&E’s and SoCalGas’ capital structures limits the amounts available for dividends and loans to Sempra. At December 31, 2024, Sempra could have received combined loans and dividends of approximately $672 million from SDG&E and approximately $457 million from SoCalGas.
The payment and amount of future dividends by SDG&E and SoCalGas are at the discretion of their respective boards of directors. The following restrictions limit the amount of retained earnings that may be paid as common stock dividends or loaned to Sempra from either utility:
▪The CPUC requires that SDG&E’s and SoCalGas’ common equity ratios be no lower than one percentage point below the CPUC-authorized percentage of each entity’s authorized capital structure. The authorized percentage at December 31, 2024 is 52% at both SDG&E and SoCalGas.
▪SDG&E and SoCalGas each have a revolving credit line that requires it to maintain a ratio of consolidated indebtedness to consolidated capitalization (as defined in the agreements) of no more than 65%, as we discuss in Note 6.
Based on these restrictions, at December 31, 2024, SDG&E’s restricted net assets were $10.0 billion, and SoCalGas’ restricted net assets were $7.7 billion, which could not be transferred to Sempra.
2024 Form 10-K | F-48

Other Sempra
Sempra owns a 100% interest in Oncor Holdings, which owns an 80.25% interest in Oncor. As we discuss in Note 5, we account for our investment in Oncor Holdings under the equity method. Significant restrictions at Oncor that limit the amount that may be paid as dividends to Sempra include:
▪In connection with ring-fencing measures, governance mechanisms and commitments, Oncor may not pay any dividends or make any other distributions (except for contractual tax payments) if a majority of its independent directors or a minority member director determines that it is in the best interests of Oncor to retain such amounts to meet expected future requirements.
▪Oncor must remain in compliance with its debt-to-equity ratio established by the PUCT for ratemaking purposes and may not pay dividends or other distributions (except for contractual tax payments) if that payment would cause it to exceed its PUCT authorized debt-to-equity ratio. Oncor’s authorized regulatory capital structure is 57.5% debt to 42.5% equity at December 31, 2024.
▪If the credit rating on Oncor’s senior secured debt by any of the Rating Agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. At December 31, 2024, all of Oncor’s senior secured ratings were above BBB.
▪Oncor’s revolving credit lines and certain of its other debt agreements require it to maintain a consolidated senior debt-to-capitalization ratio of no more than 65% and observe certain affirmative covenants. At December 31, 2024, Oncor was in compliance with these covenants.
Based on these restrictions, at December 31, 2024, Oncor’s restricted net assets were $15.6 billion, which could not be transferred to its owners.
Sempra owns a 50% interest in Sharyland Holdings, which owns a 100% interest in Sharyland Utilities. Significant restrictions related to this equity method investment include:
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
▪Sharyland Utilities has a revolving credit line and three senior notes that require it to maintain a consolidated debt-to-capitalization ratio of no more than 70% and observe certain customary reporting requirements and other affirmative covenants. At December 31, 2024, Sharyland Utilities was in compliance with these and all other covenants.
Based on these restrictions, at December 31, 2024, Sharyland Utilities’ restricted net assets were $136 million, which could not be transferred to its owners.
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
Under these restrictions, net assets of Cameron LNG JV of approximately $443 million were restricted at December 31, 2024.
▪Mexico requires domestic corporations to maintain minimum legal reserves as a percentage of capital stock, resulting in restricted net assets of $185 million at Sempra Infrastructure’s consolidated Mexican subsidiaries at December 31, 2024.
▪IEnova has restrictions under trust agreements related to pipeline projects to pay for rights-of-way and other costs. Under these restrictions, net assets totaling $3 million were restricted at December 31, 2024.
2024 Form 10-K | F-49

▪TAG Norte, a 50% owned and unconsolidated JV of Sempra Infrastructure, has a long-term debt agreement that requires it to maintain a reserve account to pay the projects’ debt. Under these restrictions, net assets totaling $126 million were restricted at December 31, 2024.
▪Port Arthur LNG has a seven-year term loan facility agreement and working capital credit facility agreement that require consent of a trustee for the withdrawal or transfer of cash. Under these restrictions, net assets totaling $19 million were restricted at December 31, 2024.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent accounting pronouncements that have had or may have a significant effect on our results of operations, financial condition, cash flows or disclosures.
ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”: ASU 2023-07 revises reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, public entities are required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. The standard also requires interim disclosure of certain segment-related disclosures that previously were required only on an annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted the standard on December 31, 2024 and revised our segment reporting disclosures in Note 16 on a retrospective basis.
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
ASU 2024-03, “Disaggregation of Income Statement Expenses”: ASU 2024-03 mandates detailed disclosures on the disaggregation of income statement expenses. Public business entities are required to disclose in the notes to financial statements the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. The standard also requires disclosure of the amount, and a qualitative description of, other items remaining in relevant expense captions that are not separately disaggregated. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and entities may adopt the standard on either a prospective or retrospective basis. We are currently evaluating the effect of the standard on our financial reporting and have not yet selected the year in which we will adopt the standard.

2024 Form 10-K | F-50

NOTE 3. REVENUES
The following tables disaggregate our revenues from contracts with customers by major service line and market. We also provide a reconciliation to total revenues by segment for Sempra. The majority of our revenue is recognized over time.

DISAGGREGATED REVENUES
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Year ended December 31, 2024
By major service line:
Utilities	$11,008	$78	$(23)	$11,063
Energy-related businesses	—	818	(63)	755
Revenues from contracts with customers	$11,008	$896	$(86)	$11,818
By market:
Gas	$6,858	$471	$(21)	$7,308
Electric	4,150	425	(65)	4,510
Revenues from contracts with customers	$11,008	$896	$(86)	$11,818

Revenues from contracts with customers	$11,008	$896	$(86)	$11,818
Utilities regulatory revenues	374	—	—	374
Other revenues	—	986	7	993
Total revenues	$11,382	$1,882	$(79)	$13,185

	Year ended December 31, 2023
By major service line:
Utilities	$13,686	$87	$(19)	$13,754
Energy-related businesses	—	1,164	(70)	1,094
Revenues from contracts with customers	$13,686	$1,251	$(89)	$14,848
By market:
Gas	$8,949	$755	$(17)	$9,687
Electric	4,737	496	(72)	5,161
Revenues from contracts with customers	$13,686	$1,251	$(89)	$14,848

Revenues from contracts with customers	$13,686	$1,251	$(89)	$14,848
Utilities regulatory revenues	75	—	—	75
Other revenues	—	1,820	(23)	1,797
Total revenues	$13,761	$3,071	$(112)	$16,720

	Year ended December 31, 2022
By major service line:
Utilities	$11,944	$89	$(15)	$12,018
Energy-related businesses	—	1,760	(56)	1,704
Revenues from contracts with customers	$11,944	$1,849	$(71)	$13,722
By market:
Gas	$7,267	$1,270	$(12)	$8,525
Electric	4,677	579	(59)	5,197
Revenues from contracts with customers	$11,944	$1,849	$(71)	$13,722

Revenues from contracts with customers	$11,944	$1,849	$(71)	$13,722
Utilities regulatory revenues	633	—	—	633
Other revenues	—	70	14	84
Total revenues	$12,577	$1,919	$(57)	$14,439
2024 Form 10-K | F-51

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E			SoCalGas
	Years ended December 31,
	2024	2023	2022	2024	2023	2022
By major service line:
Revenues from contracts with customers – Utilities	$5,042	$5,954	$5,586	$6,134	$7,857	$6,459
By market:
Gas	$878	$1,204	$899	$6,134	$7,857	$6,459
Electric	4,164	4,750	4,687	—	—	—
Revenues from contracts with customers	$5,042	$5,954	$5,586	$6,134	$7,857	$6,459

Revenues from contracts with customers	$5,042	$5,954	$5,586	$6,134	$7,857	$6,459
Utilities regulatory revenues	299	(357)	252	75	432	381
Total revenues	$5,341	$5,597	$5,838	$6,209	$8,289	$6,840
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
We generally recognize revenues when performance of the promised commodity or service is provided to customers and invoices are issued for an amount that reflects the consideration we are entitled to in exchange for those services. We consider the delivery and transmission of natural gas and electricity and providing of natural gas storage services as ongoing and integrated services. Generally, natural gas or electricity services are received and consumed by the customer simultaneously. Performance obligations related to these services are satisfied over time and represent a series of distinct services that are substantially the same and that have the same pattern of transfer to the customers. We recognize revenue based on units delivered, as the satisfaction of respective performance obligations can be directly measured by the amount of natural gas or electricity delivered to the customer. In most cases, the right to consideration from the customer directly corresponds to the value transferred to the customer and we recognize revenue in the amount that we have the right to invoice.
The payment terms in customer contracts vary. Typically, we have an unconditional right to customer payments, which are due after the performance obligation to the customer is satisfied. The term between invoicing and when payment is due is typically between 10 and 90 days.
We exclude sales and usage-based taxes from revenues. In addition, SDG&E and SoCalGas pay franchise fees to operate in various municipalities. SDG&E and SoCalGas bill these franchise fees to their customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SDG&E’s and SoCalGas’ ability to collect from customers, are accounted for on a gross basis and reflected in utilities revenues from contracts with customers and operating expense.
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
2024 Form 10-K | F-52

SDG&E, SoCalGas and Ecogas recognize revenues based on regulator-approved revenue requirements, which allow the utilities to recover their reasonable operating costs and provides the opportunity to realize their authorized rates of return on their investments. While SDG&E’s and SoCalGas’ revenues are not affected by actual sales volumes, the pattern of their revenue recognition during the year is affected by seasonality. SDG&E and SoCalGas recognize annual authorized revenue from customers using seasonal factors established in applicable proceedings. This generally results in a significant portion of operating revenues being recognized in the third quarter of each year for SDG&E and in the first and fourth quarters of each year for SoCalGas.
SDG&E has an arrangement to provide the California ISO with the ability to control its high-voltage transmission lines for prices approved by the FERC. Revenue is recognized over time as access is provided to the California ISO.
Factors that can affect the amount, timing and uncertainty of revenues and cash flows include weather, seasonality and timing of customer billings and collections, which may result in unbilled revenues that can vary significantly from month to month and generally approximate one-half month’s deliveries.
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
TdM is a natural gas-fired power plant that generates revenues from selling electricity and/or resource adequacy to the California ISO and to governmental, public utility and wholesale power marketing entities as the power is delivered at the interconnection point.
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
2024 Form 10-K | F-53

For contracts greater than one year, at December 31, 2024, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations for contracts greater than one year at December 31, 2024.

REMAINING PERFORMANCE OBLIGATIONS
(Dollars in millions)
	Sempra(1)	SDG&E
2025	$403	$4
2026	284	4
2027	285	4
2028	239	4
2029	211	4
Thereafter	2,101	52
Total revenues to be recognized	$3,523	$72
(1)    Excludes intercompany transactions.
Contract Liabilities from Revenues from Contracts with Customers
From time to time, we receive payments in advance of satisfying the performance obligations associated with customer contracts. We defer such revenues as contract liabilities and recognize them in earnings as the performance obligations are satisfied.
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in 2024, 2023 or 2022.

CONTRACT LIABILITIES
(Dollars in millions)
	2024	2023	2022
Sempra:
Contract liabilities at January 1	$(198)	$(252)	(278)
Revenue from performance obligations satisfied during reporting period	11	14	131
Payments received in advance	(7)	(21)	(105)
Contract modification	(2)	61	—
Contract liabilities at December 31(1)	$(196)	$(198)	$(252)
SDG&E:
Contract liabilities at January 1	$(75)	$(79)	$(83)
Revenue from performance obligations satisfied during reporting period	3	4	4
Contract liabilities at December 31(2)	$(72)	$(75)	$(79)
(1)     Balances at December 31, 2024 and 2023 include $105 and $5, respectively, in Other Current Liabilities and $91 and $193, respectively, in Deferred Credits and Other.
(2)     Balances at December 31, 2024 and 2023 include $4 and $3, respectively, in Other Current Liabilities and $68 and $72, respectively, in Deferred Credits and Other.
Sempra Infrastructure previously recorded a contract liability for funds held as collateral in lieu of a customer’s letters of credit primarily associated with its LNG storage and regasification agreement. In December 2024, Sempra Infrastructure and the customer agreed to modify their LNG storage and regasification agreement by reducing the remaining term of the agreement from approximately three years to one year, now expiring in December 2025. As a result of the modification, Sempra Infrastructure will recognize approximately $107 million, which the customer paid in advance, in revenue over the remaining one-year term. The net effect to our contract liabilities is reflected in “contract modification” in the table above.
As we discuss in Note 1 in “Property, Plant and Equipment,” Sempra Infrastructure and the CFE have agreed to an amendment to their transportation services agreement for the Guaymas-El Oro segment of the Sonora pipeline. Sempra Infrastructure determined that the amended transportation services agreement met the definition of a lease. In December 2023, Sempra reclassified $61 million from contract liabilities to other noncurrent liabilities, both within Deferred Credits and Other on Sempra’s Consolidated Balance Sheet.
2024 Form 10-K | F-54

Receivables from Revenues from Contracts with Customers
The table below shows receivable balances, net of allowances for credit losses, associated with revenues from contracts with customers on the Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	December 31,
	2024	2023
Sempra:
Accounts receivable – trade, net(1)	$1,787	$1,951
Accounts receivable – other, net	12	15
Due from unconsolidated affiliates – current(2)	4	4
Other long-term assets(3)	18	—
Total	$1,821	$1,970
SDG&E:
Accounts receivable – trade, net(1)	$774	$870
Accounts receivable – other, net	11	13
Due from unconsolidated affiliates – current(2)	6	6
Other long-term assets(3)	4	—
Total	$795	$889
SoCalGas:
Accounts receivable – trade, net	$932	$985
Accounts receivable – other, net	1	2
Other long-term assets(3)	14	—
Total	$947	$987
(1)     At December 31, 2024 and 2023, includes $144 and $148, respectively, of receivables due from customers that were billed on behalf of CCAs, which are not included in revenues.
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
Incentive Mechanisms. SoCalGas is subject to the GCIM and is eligible for financial awards or subject to financial penalties depending on its performance in relation to specific benchmarks.
Incentive awards are included in revenues when we receive required CPUC approval of the award, the timing of which may not be consistent from year to year. We would record penalties for results below the specified benchmarks against revenues when we believe it is probable that the CPUC would assess a penalty.
2024 Form 10-K | F-55

Other Cost-Based Regulatory Recovery
The CPUC, and the FERC as it relates to SDG&E, authorize SDG&E and SoCalGas to collect, or in the case of CPUC programmatic activities, to apply for additional, revenue requirements beyond base rates from customers for certain operating and capital related costs (depreciation, taxes and return on rate base), including for:
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
Other Revenues
Sempra Infrastructure generates lease revenues from certain of its natural gas and ethane pipelines, compressor stations, LPG storage facilities, a rail facility and refined products terminals. We discuss the recognition of lease income in Note 15.
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
2024 Form 10-K | F-56

NOTE 4. REGULATORY MATTERS
REGULATORY ASSETS AND LIABILITIES
We show the details of regulatory assets and liabilities in the following table and discuss them below. With the exception of regulatory balancing accounts, we generally do not earn a return on our regulatory assets until a related cash expenditure has been made. Upon the occurrence of a cash expenditure associated with a regulatory asset, the related amounts are recoverable through a regulatory account mechanism for which we earn a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate. The periods during which we recognize a regulatory asset while we do not earn a return vary by regulatory asset.

REGULATORY ASSETS (LIABILITIES) AT DECEMBER 31
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	2024	2023	2024	2023	2024	2023
Fixed-price contracts and other derivatives	$53	$215	$11	$14	$42	$201
Deferred income taxes recoverable in rates	1,689	1,142	802	626	817	430
Pension and PBOP plan obligations	(458)	(212)	(2)	48	(456)	(260)
Employee benefit costs	19	24	3	3	16	21
Removal obligations	(3,295)	(3,082)	(2,676)	(2,468)	(619)	(614)
Environmental costs	149	139	115	105	34	34
Sunrise Powerlink fire mitigation	124	124	124	124	—	—
Regulatory balancing accounts(1)(2):
Commodity – electric	(313)	(233)	(313)	(233)	—	—
Commodity – gas, including transportation	(47)	(259)	86	52	(133)	(311)
Safety and reliability	820	959	227	207	593	752
Public purpose programs	(439)	(273)	(219)	(144)	(220)	(129)
2024 GRC retroactive impacts	631	—	277	—	354	—
Wildfire mitigation plan	808	685	808	685	—	—
Liability insurance premium	(24)	113	(15)	90	(9)	23
Other balancing accounts	158	373	(51)	(152)	209	525
Other regulatory assets (liabilities), net(2)	164	(10)	87	49	79	(58)
Total	$39	$(295)	$(736)	$(994)	$707	$614
(1)    At December 31, 2024 and 2023, the noncurrent portion of regulatory balancing accounts – net undercollected for Sempra was $1,731 and $1,913, respectively, for SDG&E was $873 and $950, respectively, and for SoCalGas was $858 and $963, respectively.
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
▪Deferred income taxes recoverable/refundable in rates are based on current regulatory ratemaking and income tax laws. SDG&E, SoCalGas and Sempra Infrastructure expect to recover/refund net regulatory assets/liabilities related to deferred income taxes over the lives of the assets, ranging from 5 to 69 years, that give rise to the related accumulated deferred income tax balances. Regulatory assets and liabilities include excess deferred income taxes resulting from statutory income tax rate changes and certain income tax benefits and expenses associated with flow-through items, which we discuss in Note 7.
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
2024 Form 10-K | F-57

▪Regulatory assets related to environmental costs represent the portion of our environmental liability recognized at the end of the period in excess of the amount that has been recovered through rates charged to customers. We expect this amount to be recovered in future rates as expenditures are made.
▪The regulatory asset related to Sunrise Powerlink fire mitigation is offset by a corresponding liability for the funding of a trust to cover the mitigation costs. SDG&E expects to recover the regulatory asset in rates as the trust is funded over a remaining 45-year period.
Regulatory Assets Earning a Return
▪Over- and undercollected regulatory balancing accounts and other regulatory assets, net, reflect the difference between customer billings and recorded or CPUC-authorized amounts. Depreciation, taxes and return on rate base may also be included in certain accounts. Amounts in the balancing accounts are recoverable (receivable) or refundable (payable) in future rates, subject to CPUC approval. The adopted revenue requirements in the 2024 GRC FD were placed into rates on February 1, 2025 and the incremental revenue requirements associated with the period from January 1, 2024 through January 31, 2025 are being recovered in rates over an 18-month period that began on February 1, 2025. SDG&E and SoCalGas periodically make requests to the CPUC to true up their revenue requirement for amounts accumulated in the regulatory balancing accounts and in other regulatory assets, net. The CPUC may impose various review procedures before authorizing recovery or refund of amounts accumulated for authorized programs, including limitations on the program’s total cost, revenue requirement limits or reviews of costs for reasonableness. These procedures could result in delays or disallowances of recovery from customers.
Amortization expense on certain regulatory assets for the years ended December 31, 2024, 2023 and 2022 was $14 million, $12 million and $11 million, respectively, at Sempra, $7 million, $6 million and $5 million, respectively, at SDG&E, and $7 million, $6 million and $6 million, respectively, at SoCalGas.
CPUC GRC
The CPUC uses GRCs to set revenues to allow SDG&E and SoCalGas to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments. In December 2024, the CPUC approved an FD in the 2024 GRC for SDG&E and SoCalGas that authorizes SDG&E’s and SoCalGas’ revenue requirements for 2024 and attrition year adjustments for 2025 through 2027, inclusively.
The GRC FD adopts a 2024 revenue requirement of $2,699 million for SDG&E’s combined operations ($2,193 million for its electric operations and $506 million for its natural gas operations). SDG&E’s authorized 2024 combined revenue requirement represents an increase of $189 million (7.5%) over its authorized 2023 combined revenue requirement. In connection with SDG&E’s election to change its tax accounting method for gas repairs expenditures, the 2024 combined revenue requirement increase is net of $68 million of income tax benefits for 2023 and 2024 to be flowed through to customers. The GRC FD also specifies an increase in SDG&E’s 2025, 2026, and 2027 combined revenue requirements of $147 million (5.45%), $119 million (4.17%) and $122 million (4.11%), respectively, over the preceding year’s combined revenue requirement. The 2025, 2026 and 2027 revenue requirements will be updated to implement a previously authorized change in the cost of capital, which we describe below, that adjusted SDG&E’s rate of return to 7.45%.
The GRC FD adopts a 2024 revenue requirement of $3,806 million for SoCalGas. SoCalGas’ authorized 2024 revenue requirement represents an increase of $324 million (9.3%) over its authorized 2023 revenue requirement. In connection with SoCalGas’ election to change its tax accounting method for gas repairs expenditures, the 2024 revenue requirement increase is net of $202 million of income tax benefits for 2023 and 2024 to be flowed through to customers. The GRC FD also specifies an increase in SoCalGas’ 2025, 2026, and 2027 revenue requirements of $190 million (5.00%), $116 million (2.91%) and $120 million (2.92%), respectively, over the preceding year’s revenue requirement. The 2025, 2026 and 2027 revenue requirements will be updated to implement a previously authorized change in the cost of capital, which we describe below, that adjusted SoCalGas’ rate of return to 7.49%.
The GRC provides SDG&E and SoCalGas with numerous mechanisms to seek cost recovery of specified projects and programs. We expect that the requests for cost recovery of these projects and programs, which remain subject to CPUC approval, will result in additional amounts of authorized revenue requirement that are not included in the amounts described above.
Since the GRC FD is effective retroactive to January 1, 2024, SDG&E and SoCalGas recorded the retroactive impacts in the fourth quarter of 2024.
2024 Form 10-K | F-58

2024 GRC Track 2
In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC, known as a Track 2 request. This request seeks review and recovery of $1.5 billion of wildfire mitigation plan costs incurred from 2019 through 2022 that were in addition to amounts authorized in the 2019 GRC and not addressed in the 2024 GRC FD. SDG&E expects to receive a proposed decision for its Track 2 request in the first half of 2025.
Revenue requirements associated with the Track 2 request have been recorded in a regulatory account. In February 2024, the CPUC approved an interim cost recovery mechanism that permits SDG&E to recover in rates $194 million and $96 million of this regulatory account balance in 2024 and 2025, respectively. Such recovery of SDG&E’s wildfire mitigation plan regulatory account balance will be subject to refund, contingent on the reasonableness review decision for its Track 2 request.
2024 GRC Track 3
SDG&E expects to submit in the first half of 2025 an additional request to the CPUC in its 2024 GRC, known as a Track 3 request, for review and recovery of wildfire mitigation plan costs incurred in 2023. The GRC FD expanded the scope of the Track 3 filing to include review of SoCalGas’ and SDG&E’s Pipeline Safety Enhancement Plan costs incurred from 2015 to 2020, inclusively.
CPUC COST OF CAPITAL
A CPUC cost of capital proceeding every three years determines a utility’s authorized capital structure and authorized return on rate base. The CCM applies in the interim years and considers changes in the cost of capital based on changes in interest rates based on the applicable utility bond index published by Moody’s (CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered in each measurement period, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.00% for the measurement period. Alternatively, each of SDG&E and SoCalGas is permitted to file a cost of capital application to have its cost of capital determined in lieu of the CCM in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole.
The CPUC-approved cost of capital for SDG&E and SoCalGas that became effective on January 1, 2020 remained in effect through December 31, 2022. The CPUC subsequently approved the cost of capital for SDG&E and SoCalGas that became effective on January 1, 2023 and was to remain in effect through December 31, 2025, subject to the CCM. The CCM was triggered for SDG&E and SoCalGas for the measurement period ending September 30, 2023, and in December 2023, the CPUC approved updated authorized rates of return effective January 1, 2024.
In October 2023, the CPUC issued a ruling to initiate a second phase of the 2023-2025 cost of capital proceeding to evaluate potential modifications to the CCM. In October 2024, the CPUC issued an FD to modify the CCM. The FD updates the upward or downward adjustment to authorized ROE, if the CCM is triggered, from 50% to 20% of the change in the benchmark rate during the measurement period. The FD adopted this change effective January 1, 2025, reducing both SDG&E’s and SoCalGas’ ROE by 42 bps to 10.23% and 10.08%, respectively, and allowing SDG&E and SoCalGas to update their respective costs of preferred equity and debt for 2025.
2024 Form 10-K | F-59

The following table summarizes the cost of capital for SDG&E and SoCalGas. The authorized weighting remained unchanged for each of the years presented.

AUTHORIZED COST OF CAPITAL

	Authorized weighting	2022	2023	2024	2025	2022	2023(1)	2024	2025
		Return on rate base				Weighted return on rate base
SDG&E:
Long-Term Debt	45.25%	4.59%	4.05%	4.34%	4.34%	2.08%	1.83%	1.96%	1.96%
Preferred Equity	2.75	6.22	6.22	6.22	6.22	0.17	0.17	0.17	0.17
Common Equity	52.00	10.20	9.95	10.65	10.23	5.30	5.17	5.54	5.32
	100.00%					7.55%	7.18%	7.67%	7.45%
SoCalGas:
Long-Term Debt	45.60%	4.23%	4.07%	4.54%	4.63%	1.93%	1.86%	2.07%	2.11%
Preferred Equity	2.40	6.00	6.00	6.00	6.00	0.14	0.14	0.14	0.14
Common Equity	52.00	10.05	9.80	10.50	10.08	5.23	5.10	5.46	5.24
	100.00%					7.30%	7.10%	7.67%	7.49%
(1)    Total weighted return on rate base for SDG&E does not sum due to rounding differences.
FERC RATE MATTERS
SDG&E files separately with the FERC for its authorized transmission revenue requirement and ROE on FERC-regulated electric transmission operations and assets.
TO5 Settlement
SDG&E’s authorized TO5 settlement provided for an ROE of 10.60%, consisting of a base ROE of 10.10% plus the California ISO adder. In December 2024, the FERC issued an order, which SDG&E has appealed, finding that SDG&E is not eligible for the California ISO adder and that the TO5 adder refund provision has been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019. As a result of the FERC order, SDG&E recorded a charge of $120 million ($89 million after tax) with $94 million in Electric Revenues and $26 million in Other Income, Net, on the SDG&E and Sempra Consolidated Statements of Operations in the year ended December 31, 2024.
TO6 Filing
In June 2024, SDG&E exercised its right to terminate the TO5 settlement. Accordingly, in October 2024, SDG&E submitted its TO6 filing to the FERC, requested to be effective January 1, 2025, and subject to refund. SDG&E’s TO6 filing proposes, among other items, an increase to SDG&E’s currently authorized base ROE from 10.10% to 11.75% plus the California ISO adder, for a total ROE of 12.25%. In December 2024, the FERC accepted SDG&E’s TO6 filing but suspended the effective date to June 1, 2025 and disallowed the inclusion of the California ISO adder, which SDG&E has appealed.

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
Our equity method investments include various domestic and foreign entities. Our domestic equity method investees are typically partnerships that are pass-through entities for income tax purposes and therefore they do not record income tax. Sempra’s income tax on earnings from these equity method investees, other than Oncor Holdings as we discuss below, is included in Income Tax Expense on the Consolidated Statements of Operations. Our foreign equity method investees are generally corporations whose operations are taxable on a standalone basis in the countries in which they operate, and we recognize our equity in such income or loss net of investee income tax. See Note 7 for information on how equity earnings and losses before income taxes are factored into the calculations of our pretax income or loss and ETR.
2024 Form 10-K | F-60

We provide the carrying values of our investments and earnings on these investments by segment in the following tables.

EQUITY METHOD AND OTHER INVESTMENTS(1)
(Dollars in millions)
	Percent ownership		Investment balance
	December 31,
	2024	2023	2024	2023
Sempra Texas Utilities:
Oncor Holdings(2)	100%	100%	$15,400	$14,266

Sempra Texas Utilities:
Sharyland Holdings(3)	50%	50%	$122	$114
Sempra Infrastructure:
Cameron LNG JV(4)	50.2	50.2	1,149	1,008
IMG(5)	40	40	723	620
TAG Norte(6)	50	50	539	501
Segment totals			2,533	2,243
Parent and other – Other			1	1
Total			$2,534	$2,244
(1)    All amounts are before NCI, where applicable.
(2)    The carrying value of our equity method investment is $2,884 and $2,870 higher than the underlying equity in the net assets of the investee at December 31, 2024 and 2023, respectively, due to $2,868 of equity method goodwill and $69 in basis differences in AOCI, offset by $53 and $67 at December 31, 2024 and 2023, respectively, due to a tax sharing liability to TTI under a tax sharing agreement.
(3)    The carrying value of our equity method investment is $41 higher than the underlying equity in the net assets of the investee due to equity method goodwill.
(4)    The carrying value of our equity method investment is $257 and $262 higher than the underlying equity in the net assets of the investee at December 31, 2024 and 2023, respectively, primarily due to guarantees, interest capitalized on the investment prior to the JV commencing its operations, and amortization of guarantee fees and capitalized interest thereafter.
(5)    The carrying value of our equity method investment is $5 higher than the underlying equity in the net assets of the investee due to guarantees.
(6)    The carrying value of our equity method investment is $130 higher than the underlying equity in the net assets of the investee due to equity method goodwill.

EARNINGS FROM EQUITY METHOD INVESTMENTS(1)
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
EARNINGS RECORDED BEFORE INCOME TAX(2):
Sempra Texas Utilities:
Sharyland Holdings	$8	$7	$7
Sempra Infrastructure:
Cameron LNG JV(3)	576	586	659
Segment totals	584	593	666
Parent and other – RBS Sempra Commodities LLP	19	40	—
	603	633	666
EARNINGS RECORDED NET OF INCOME TAX:
Sempra Texas Utilities:
Oncor Holdings	780	694	735
Sempra Infrastructure:
IMG	136	40	68
TAG Norte	90	114	29
Segment totals	1,006	848	832
Total	$1,609	$1,481	$1,498
(1)    All amounts are before NCI, where applicable.
(2)    We provide our ETR calculation in Note 7.
(3)    Includes $9 and $12 of basis differences in equity earnings related to AOCI in 2023 and 2022, respectively.
2024 Form 10-K | F-61

We provide the contributions to and distributions from our investments by segment in the following tables.

EXPENDITURES FOR INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra Texas Utilities:
Oncor Holdings	$972	$363	$341
Sharyland Holdings	4	4	5
	976	367	346
Sempra Infrastructure:
Cameron LNG JV	12	15	30
	12	15	30
Total	$988	$382	$376

DISTRIBUTIONS FROM INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra Texas Utilities:
Oncor Holdings(1)	$616	$441	$340
Sharyland Holdings	4	4	5
	620	445	345
Sempra Infrastructure:
Cameron LNG JV	453	456	509
IMG	33	11	—
TAG Norte	62	36	32
	548	503	541
Segment totals	1,168	948	886
Parent and other – RBS Sempra Commodities LLP	9	—	—
Total	$1,177	$948	$886
(1)    Includes a $13 noncash return on investment in 2024. When including payments received under a tax sharing agreement, cash and noncash distributions would total $681, $558 and $443 in 2024, 2023 and 2022, respectively.
At December 31, 2024 and 2023, our share of the undistributed earnings of equity method investments was $2.9 billion and $2.5 billion, respectively, including $630 million at December 31, 2024 in undistributed earnings from investments for which we have less than 50% equity interests.
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
2024 Form 10-K | F-62

We provide summarized income statement and balance sheet information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Operating revenues	$6,082	$5,586	$5,243
Operating expenses	(4,318)	(4,026)	(3,682)
Income from operations	1,764	1,560	1,561
Interest expense	(653)	(536)	(445)
Income tax expense	(217)	(192)	(203)
Net income	957	849	893
NCI held by TTI	(192)	(170)	(179)
Earnings attributable to Sempra (1)	765	679	714

		December 31,
		2024	2023
Current assets		$1,638	$1,431
Noncurrent assets		38,697	34,649
Current liabilities		2,183	1,625
Noncurrent liabilities		21,958	19,727
NCI held by TTI		3,689	3,338
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing agreement and changes in basis differences in AOCI within the carrying value of our equity method investment.
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
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $18 million at December 31, 2024, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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
2024 Form 10-K | F-63

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
▪the external lenders will put some or all of the bank debt to Sempra Infrastructure on the fifth, tenth, or fifteenth anniversary date of the affiliate loans, except the portion of the debt owed to any external lender that has elected not to participate in the put option three months prior to the respective anniversary date;
▪Sempra Infrastructure also has a right to call the bank debt back from, or to refinance the bank debt with, the external lenders at any time; and
▪the Support Agreement will terminate upon full repayment of the bank debt, including repayment following an event in which the bank debt is put to Sempra Infrastructure.
In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 10). At December 31, 2024, the fair value of the Support Agreement was $25 million, of which $7 million is included in Other Current Assets and $18 million is included in Other Long-Term Assets on Sempra’s Consolidated Balance Sheet.
IMG
SI Partners’ has a 40% interest in IMG, a JV with a subsidiary of TC Energy Corporation, and accounts for its interest as an equity method investment. IMG owns and operates the Sur de Texas-Tuxpan natural gas marine pipeline, which is fully contracted under a 35-year natural gas transportation service contract with the CFE.
TAG NORTE
SI Partners’ has a 50% beneficial ownership interest in TAG Norte, a JV with TETL JV Mexico Norte, S. de R.L. de C.V. and Bravo N Mergeco, S. de R.L. de C.V. that owns a 50% interest in the Los Ramones Norte pipeline. SI Partners accounts for its 50% interest in TAG Norte as an equity method investment.
RBS SEMPRA COMMODITIES LLP
RBS Sempra Commodities LLP is a United Kingdom limited liability partnership formed by Sempra and The Royal Bank of Scotland plc (RBS) in 2008 to own and operate the commodities-marketing businesses previously operated through wholly owned subsidiaries of Sempra. We and RBS sold substantially all of the partnership’s businesses and assets in four separate transactions completed in 2010 and 2011. Since 2011, our investment balance has reflected our share of the remaining partnership assets, including amounts retained by the partnership to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership and the distribution of the partnership’s remaining assets, if any. We accounted for our investment in RBS Sempra Commodities LLP under the equity method.
In 2018, we fully impaired our remaining equity method investment in RBS Sempra Commodities LLP. In 2023, we reduced our previously recorded estimate of losses by $40 million based on a settlement that fully resolved legal matters that we discuss in “Legal Proceedings – Other Sempra” in Note 15. In 2024, we substantially completed the dissolution of the partnership, at which time we recorded $19 million ($16 million after tax) in Equity Earnings on Sempra’s Consolidated Statement of Operations.
2024 Form 10-K | F-64

SUMMARIZED FINANCIAL INFORMATION
We present summarized financial information below, aggregated for all other equity method investments (excluding Oncor Holdings and RBS Sempra Commodities LLP) for the periods in which we were invested in the entities. The amounts below represent the results of operations and aggregate financial position of 100% of each of Sempra’s other equity method investments.

SUMMARIZED FINANCIAL INFORMATION – OTHER EQUITY METHOD INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Gross revenues	$2,962	$3,083	$2,959
Operating expenses	(820)	(776)	(772)
Income from operations	2,142	2,307	2,187
Interest expense	(547)	(570)	(505)
Net income/Earnings(1)(2)	1,688	1,499	1,537

	December 31,
	2024	2023
Current assets	$1,134	$1,216
Noncurrent assets	14,687	14,826
Current liabilities	1,130	1,255
Noncurrent liabilities	10,051	10,786
(1)    Except for our investments in Mexico, there was no income tax recorded by the entities, as they are primarily domestic partnerships.
(2)    Amounts for Cameron LNG JV exclude adjustments to equity earnings related to amortization of capitalized interest and guarantee fees within the carrying value of our equity method investment and changes in basis differences in equity earnings related to AOCI.

NOTE 6. DEBT AND CREDIT FACILITIES
SHORT-TERM DEBT
Committed Lines of Credit
At December 31, 2024, Sempra had an aggregate capacity of $9.9 billion under seven primary committed lines of credit, which provide liquidity and support our commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		December 31, 2024
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Letters of credit outstanding	Available unused credit
Sempra	October 2029	$4,000	$—	$—	$—	$4,000
SDG&E	October 2029	1,500	(417)	—	—	1,083
SoCalGas	October 2029	1,200	(337)	—	—	863
SI Partners and IEnova	September 2025	500	—	(368)	—	132
SI Partners and IEnova	August 2026	1,000	—	—	—	1,000
SI Partners and IEnova	August 2028	1,500	—	(186)	—	1,314
Port Arthur LNG	March 2030	200	—	—	(64)	136
Total		$9,900	$(754)	$(554)	$(64)	$8,528

2024 Form 10-K | F-65

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
▪Each borrower must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At December 31, 2024, each Registrant was in compliance with this ratio under its respective credit facility.
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
◦Provides for issuance of up to $200 million of letters of credit, subject to a combined letter of credit commitment of $200 million, which can be issued in U.S. dollars or Mexican pesos, and which reduces available unused credit.
◦Includes a $100 million swingline loan sub-limit, whereby any outstanding amounts would reduce available unused credit. No swingline loan borrowings were outstanding at December 31, 2024.
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
Additionally, the three lines of credit that are shared by SI Partners and IEnova require that SI Partners maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in each credit facility) of no more than 5.25 to 1.00 at the end of each quarter. At December 31, 2024, SI Partners was in compliance with this ratio.
Port Arthur LNG has a working capital facility agreement, reflected in the table above, that permits borrowings of up to $200 million, which bear interest by reference to term SOFR plus the applicable margin and a credit adjustment spread. The credit facility also provides for the issuance of up to $200 million of letters of credit, which reduces available unused credit.
Uncommitted Line of Credit
ECA LNG Phase 1 has an uncommitted line of credit with an aggregate capacity of $100 million that expires in August 2026. Borrowings are generally used for working capital requirements and can be in U.S. dollars or Mexican pesos. At December 31, 2024, ECA LNG Phase 1 had outstanding borrowings of $8 million, before reductions of any unamortized discounts, in Mexican pesos that bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 154 bps. Borrowings made in U.S. dollars bear interest at a variable rate based on the one-month or three-month SOFR plus 164 bps and a credit adjustment spread of 10 bps.
2024 Form 10-K | F-66

Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At December 31, 2024, we had $497 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT OUTSTANDING
(Dollars in millions)
	Expiration date range	December 31, 2024
SDG&E	January 2025 - November 2025	$26
SoCalGas	January 2025 - December 2025	20
Other Sempra	January 2025 - November 2054	451
Total Sempra		$497
Term Loan
In May 2024, SoCalGas entered into a $500 million, 364-day term loan facility with a maturity date of May 22, 2025, and in December 2024, SoCalGas increased the amount of the term loan to $700 million. At December 31, 2024, SoCalGas had borrowed the full $700 million then available under the term loan, net of negligible debt issuance costs, which is included in Short-Term Debt on SoCalGas’ Balance Sheet. SoCalGas may request a further increase in the term loan facility of up to $300 million prior to the maturity date, subject to lender approval. The outstanding borrowings bear interest at a per annum rate equal to term SOFR, plus 80 bps and a credit adjustment spread of 10 bps. SoCalGas used the proceeds to repay commercial paper and for other general corporate purposes.
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	December 31,
	2024	2023
Sempra	5.03%	5.96%
SDG&E	4.76	—
SoCalGas	5.02	5.44
2024 Form 10-K | F-67

LONG-TERM DEBT
The following tables show the detail and maturities of long-term debt outstanding.

LONG-TERM DEBT AND FINANCE LEASES
(Dollars in millions)
	December 31,
	2024	2023
SDG&E:
First mortgage bonds (collateralized by plant assets):
2.50% May 15, 2026	$500	$500
6.00% June 1, 2026	250	250
4.95% August 15, 2028	600	600
1.70% October 1, 2030	800	800
3.00% March 15, 2032	500	500
5.35% May 15, 2035	250	250
6.125% September 15, 2037	250	250
6.00% June 1, 2039	300	300
5.35% May 15, 2040	250	250
4.50% August 15, 2040	500	500
3.95% November 15, 2041	250	250
4.30% April 1, 2042	250	250
3.75% June 1, 2047	400	400
4.15% May 15, 2048	400	400
4.10% June 15, 2049	400	400
3.32% April 15, 2050	400	400
2.95% August 15, 2051	750	750
3.70% March 15, 2052	500	500
5.35% April 1, 2053	800	800
5.55% April 15, 2054	600	—
	8,950	8,350
Other long-term debt (uncollateralized):
Notes at variable rates (5.99% at December 31, 2023) February 18, 2024(1)	—	400
Finance lease obligations:
Power purchase agreements	1,138	1,166
Other	67	67
	1,205	1,633
	10,155	9,983
Current portion of long-term debt and finance leases	(42)	(441)
Unamortized discount on long-term debt	(33)	(29)
Unamortized debt issuance costs	(62)	(60)
Total SDG&E	$10,018	$9,453
(1)    Callable long-term debt not subject to make-whole provisions.
2024 Form 10-K | F-68

LONG-TERM DEBT AND FINANCE LEASES (CONTINUED)
(Dollars in millions)
	December 31,
	2024	2023
SoCalGas:
First mortgage bonds (collateralized by plant assets):
3.15% September 15, 2024	$—	$500
3.20% June 15, 2025	350	350
2.60% June 15, 2026	500	500
2.55% February 1, 2030	650	650
5.20% June 1, 2033	500	500
5.05% September 1, 2034	600	—
5.75% November 15, 2035	250	250
5.125% November 15, 2040	300	300
3.75% September 15, 2042	350	350
4.45% March 15, 2044	250	250
4.125% June 1, 2048	400	400
4.30% January 15, 2049	550	550
3.95% February 15, 2050	350	350
6.35% November 15, 2052	600	600
5.75% June 1, 2053	500	500
5.60% April 1, 2054	500	—
	6,650	6,050
Other long-term debt (uncollateralized):
1.875% Notes May 14, 2026(1)	4	4
2.95% Notes April 15, 2027	700	700
5.67% Notes January 18, 2028(2)	5	5
Finance lease obligations	110	107
	819	816
	7,469	6,866
Current portion of long-term debt and finance leases	(373)	(523)
Unamortized discount on long-term debt	(18)	(13)
Unamortized debt issuance costs	(47)	(42)
Total SoCalGas	$7,031	$6,288
(1)    Callable long-term debt not subject to make-whole provisions.
(2)    Debt is not callable.
2024 Form 10-K | F-69

LONG-TERM DEBT AND FINANCE LEASES (CONTINUED)
(Dollars in millions)
	December 31,
	2024	2023
Other Sempra:
Sempra - Other long-term debt (uncollateralized):
3.30% Notes April 1, 2025	$750	$750
5.40% Notes August 1, 2026	550	550
3.25% Notes June 15, 2027	750	750
3.40% Notes February 1, 2028	1,000	1,000
3.70% Notes April 1, 2029	500	500
5.50% Notes August 1, 2033	700	700
3.80% Notes February 1, 2038	1,000	1,000
6.00% Notes October 15, 2039	750	750
4.00% Notes February 1, 2048	800	800
4.125% (next rate reset on April 1, 2027) Junior Subordinated Notes April 1, 2052(1)	1,000	1,000
6.40% (next rate reset on October 1, 2034) Junior Subordinated Notes October 1, 2054(1)	1,250	—
6.875% (next rate reset on October 1, 2029) Junior Subordinated Notes October 1, 2054(1)	600	—
6.875% (next rate reset on October 1, 2029) Junior Subordinated Notes October 1, 2054(1)	500	—
6.55% (next rate reset on April 1, 2035) Junior Subordinated Notes April 1, 2055(1)	600	—
6.625% (next rate reset on April 1, 2030) Junior Subordinated Notes April 1, 2055(1)	400	—
5.75% Junior Subordinated Notes July 1, 2079(1)	758	758
	11,908	8,558
Sempra Infrastructure - Other long-term debt (uncollateralized unless otherwise noted):
Loan at variable rates (weighted-average rate of 7.29% and 8.31% at December 31, 2024 and 2023, respectively) December 9, 2025	1,063	832
3.75% Notes January 14, 2028	300	300
Loan at variable rates (includes $1,090 and $200 at December 31, 2024 and 2023, respectively, (5.329% after floating-to-fixed rate swaps effective 2023) and $58 at December 31, 2023 (weighted-average rate of 7.37% at December 31, 2023)) March 20, 2030, collateralized by plant assets(1)	1,090	258
3.25% Notes January 15, 2032	400	400
Loan at variable rates (4.03% after floating-to-fixed rate swap effective 2019) payable June 15, 2022 through November 19, 2034(1)	90	96
Loan at variable rates (4.03% after floating-to-fixed rate swap effective 2019) payable June 15, 2022 through November 19, 2034(1)	90	96
Loan at variable rates (2.38% after floating-to-fixed rate swap effective 2020) payable June 15, 2022 through November 19, 2034(1)	90	96
2.90% Loan payable June 15, 2022 through November 19, 2034(1)	219	231
4.875% Notes January 14, 2048	540	540
4.75% Notes January 15, 2051	800	800
	4,682	3,649
	16,590	12,207
Current portion of long-term debt	(1,859)	(11)
Unamortized discount on long-term debt	(78)	(66)
Unamortized debt issuance costs	(144)	(112)
Total Other Sempra	14,509	12,018
Total Sempra	$31,558	$27,759
(1)    Callable long-term debt not subject to make-whole provisions.

2024 Form 10-K | F-70

At December 31, 2024, scheduled maturities of long-term debt are as follows:

MATURITIES OF LONG-TERM DEBT(1)
(Dollars in millions)
	SDG&E	SoCalGas	Other Sempra	Total Sempra
2025	$—	$350	$1,862	$2,212
2026	750	504	599	1,853
2027	—	700	799	1,499
2028	600	5	1,358	1,963
2029	—	—	584	584
Thereafter	7,600	5,800	11,388	24,788
Total	$8,950	$7,359	$16,590	$32,899
(1)    Excludes finance lease obligations, discounts, and debt issuance costs.
Various long-term obligations totaling $16.2 billion at Sempra at December 31, 2024 are unsecured. This includes unsecured long-term obligations totaling $709 million at SoCalGas.
Callable Long-Term Debt
At the option of Sempra, SDG&E and SoCalGas, certain debt at December 31, 2024 is callable subject to premiums:

CALLABLE LONG-TERM DEBT
(Dollars in millions)
	SDG&E	SoCalGas	Other Sempra	Total Sempra
Not subject to make-whole provisions	$—	$4	$6,687	$6,691
Subject to make-whole provisions	8,950	7,350	9,903	26,203
First Mortgage Bonds
SDG&E and SoCalGas issue first mortgage bonds secured by liens on their respective utility plant assets. SDG&E and SoCalGas may issue additional first mortgage bonds if in compliance with the provisions of their bond agreements (indentures). These indentures require, among other things, the satisfaction of pro forma earnings-coverage tests on first mortgage bond interest and the availability of sufficient mortgaged property to support the additional bonds, after giving effect to prior bond redemptions. The most restrictive of these tests (the property test) would permit the issuance, subject to CPUC authorization, of additional first mortgage bonds of $8.8 billion at SDG&E and $1.6 billion at SoCalGas at December 31, 2024.
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
2024 Form 10-K | F-71

Other Long-Term Debt
Other Sempra
Sempra. Sempra issued the following fixed-to-fixed reset rate junior subordinated notes in 2024:
▪In March 2024, Sempra issued $600 million aggregate principal amount of 6.875% junior subordinated notes maturing on October 1, 2054, and received proceeds of $593 million (net of debt discount, underwriting discounts and debt issuance costs of $7 million). In May 2024, Sempra issued an additional $500 million aggregate principal amount of these junior subordinated notes and received proceeds of $489 million (net of debt discount, underwriting discounts and debt issuance costs of $11 million, but excluding $7 million paid to us in respect of accrued interest from and including March 14, 2024 to, but excluding, May 31, 2024. Interest accrues from and including March 14, 2024 to, but excluding, October 1, 2029 at the rate of 6.875% per annum.
▪In September 2024, Sempra issued $1.25 billion aggregate principal amount of 6.40% junior subordinated notes maturing on October 1, 2054, and received proceeds of $1.235 billion (net of underwriting discounts and debt issuance costs of $15 million). Interest accrues from and including September 9, 2024 to, but excluding, October 1, 2034 at the rate of 6.40% per annum.
▪In November 2024, Sempra issued $400 million aggregate principal amount of 6.625% junior subordinated notes maturing on April 1, 2055, and received proceeds of $395 million (net of underwriting discounts and debt issuance costs of $5 million). Interest accrues from and including November 21, 2024 to, but excluding, April 1, 2030 at the rate of 6.625% per annum.
▪In November 2024, Sempra issued $600 million aggregate principal amount of 6.55% junior subordinated notes maturing on April 1, 2055, and received proceeds of $593 million (net of underwriting discounts and debt issuance costs of $7 million). Interest accrues from and including November 21, 2024 to, but excluding, April 1, 2035 at the rate of 6.55% per annum.
The interest rates on the notes will be reset on:
▪October 1, 2029 (for the March 2024 and May 2024 issuances),
▪October 1, 2034 (for the September 2024 issuance),
▪April 1, 2030 (for the $400 million November 2024 issuance), and
▪April 1, 2035 (for the $600 million November 2024 issuance), and on each subsequent five-year period beginning on October 1 or April 1, as applicable, of every fifth year thereafter, at a rate per annum equal to the Five-year U.S. Treasury Rate (as defined in the notes) as of the day falling two business days before the first day of such five-year period plus a spread of:
▪2.789% (for the March 2024 and May 2024 issuances),
▪2.632% (for the September 2024 issuance),
▪2.354% (for the $400 million November 2024 issuance), and
▪2.138% (for the $600 million November 2024 issuance).
Interest is payable on the notes semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024 (for the March 2024 and May 2024 issuances) or April 1, 2025 (for the September 2024 and November 2024 issuances).
We may redeem some or all of the notes before their maturity, as follows:
▪in whole or in part, (i) on any day in the period commencing on the date falling 90 days prior to, and ending on and including October 1, 2029 (for the March 2024 and May 2024 issuances), October 1, 2034 (for the September 2024 issuance), April 1, 2030 (for the $400 million November 2024 issuance), and April 1, 2035 (for the $600 million November 2024 issuance), and (ii) after those respective dates, on any interest payment date, at a redemption price in cash equal to 100% of the principal amount of the notes being redeemed, plus, subject to the terms of the notes, accrued and unpaid interest on the notes to be redeemed to, but excluding, the redemption date;
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
2024 Form 10-K | F-72

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
ECA LNG Phase 1. ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures on December 9, 2025 for an aggregate principal amount of up to $1.3 billion. IEnova and TotalEnergies SE have provided guarantees for repayment of the loans plus accrued and unpaid interest of 83.4% and 16.6%, respectively. At December 31, 2024 and 2023, $1.1 billion and $832 million, respectively, of borrowings from external lenders were outstanding under the loan agreement, with a weighted-average interest rate of 7.29% and 8.31%, respectively.
Port Arthur LNG. Port Arthur LNG has a seven-year term loan facility agreement with a syndicate of lenders that matures on March 20, 2030, for an aggregate principal amount of approximately $6.8 billion. At December 31, 2024 and 2023, $1.1 billion and $258 million, respectively, of borrowings were outstanding under the loan agreement, with an all-in weighted-average interest rate of 5.33% and 5.81%, respectively. Proceeds from the loan are being used to finance the cost of construction of the PA LNG Phase 1 project.
In November 2024, Port Arthur LNG signed an agreement to issue senior secured notes in January 2025 for $750 million and April 2025 for $250 million. The net proceeds from the January 2025 issuance and the expected net proceeds from the April 2025 issuance were or will be used to pay transaction fees and repay borrowings under the existing Port Arthur LNG term loan facility. The senior secured notes mature in December 2042 and the January 2025 and April 2025 issuances bear interest at the rate of 6.27% and 6.32% per annum, respectively.
2024 Form 10-K | F-73

NOTE 7. INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
Income tax expense	$219	$490	$556

Income before income taxes and equity earnings	$2,110	$2,627	$1,343
Equity earnings, before income tax(1)	603	633	666
Pretax income	$2,713	$3,260	$2,009

Effective income tax rate	8%	15%	28%
SDG&E:
Income tax expense (benefit)	$153	$(26)	$182
Income before income taxes	$1,044	$910	$1,097
Effective income tax rate	15%	(3)%	17%
SoCalGas:
Income tax expense (benefit)	$31	$(5)	$138
Income before income taxes	$987	$807	$738
Effective income tax rate	3%	(1)%	19%
(1)    We discuss how we recognize equity earnings in Note 5.
For SDG&E and SoCalGas, the CPUC requires flow-through rate-making treatment for the current income tax benefit or expense arising from certain property-related and other temporary differences between the treatment for financial reporting and income tax, which will reverse over time. Under the regulatory accounting treatment required for these flow-through temporary differences, deferred income tax assets and liabilities are not recorded to deferred income tax expense, but rather to a regulatory asset or liability, which impacts the ETR. As a result, changes in the relative size of these items compared to pretax income, from period to period, can cause variations in the ETR. Items subject to flow-through treatment include:
▪repairs expenditures related to certain utility plant fixed assets
▪the equity component of AFUDC, which is non-taxable
▪cost of removal related to certain utility plant assets
▪utility self-developed software expenditures
▪depreciation related to certain utility plant assets
▪state income taxes
AFUDC related to equity recorded for regulated construction projects at Sempra Infrastructure has similar flow-through treatment.
2024 Form 10-K | F-74

We present in the table below reconciliations of net U.S. statutory federal income tax rates to our ETRs.

RECONCILIATION OF FEDERAL INCOME TAX RATES TO EFFECTIVE INCOME TAX RATES

	Years ended December 31,
	2024	2023	2022
Sempra:
U.S. federal statutory income tax rate	21%	21%	21%
Valuation allowances	14	—	(2)
Utility depreciation	4	3	4
Non-U.S. earnings taxed at rates different from the U.S. statutory income tax rate(2)	1	1	3
State income taxes, net of federal income tax benefit	1	1	1
Outside basis differences	—	—	6
Remeasurement of deferred taxes	—	(1)	(3)
Tax credits	(1)	(5)	(1)
Utility self-developed software expenditures	(1)	(1)	—
Allowance for equity funds used during construction	(1)	(1)	(1)
Amortization of excess deferred income taxes	(1)	(1)	(2)
Resolution of prior years’ income tax items	(2)	(2)	(2)
Noncontrolling interests	(3)	(3)	—
Utility repairs expenditures	(8)	(6)	(5)
Foreign exchange and inflation effects(1)	(14)	9	9
Other, net	(2)	—	—
Effective income tax rate	8%	15%	28%
SDG&E:
U.S. federal statutory income tax rate	21%	21%	21%
Depreciation	5	5	3
State income taxes, net of federal income tax benefit	3	2	4
Self-developed software expenditures	(1)	(1)	—
Resolution of prior years’ income tax items	(1)	(1)	(2)
Amortization of excess deferred income taxes	(1)	(2)	(2)
Allowance for equity funds used during construction	(1)	(2)	(2)
Tax credits	(1)	(16)	—
Repairs expenditures	(9)	(8)	(5)
Other, net	—	(1)	—
Effective income tax rate	15%	(3)%	17%
SoCalGas:
U.S. federal statutory income tax rate	21%	21%	21%
Depreciation	5	5	5
Nondeductible expenditures	—	—	2
State income taxes, net of federal income tax benefit	(1)	(2)	2
Amortization of excess deferred income taxes	(1)	(2)	(2)
Allowance for equity funds used during construction	(2)	(1)	(2)
Self-developed software expenditures	(2)	(2)	—
Resolution of prior years’ income tax items	(3)	(6)	—
Repairs expenditures	(14)	(14)	(6)
Other, net	—	—	(1)
Effective income tax rate	3%	(1)%	19%
(1)    Due to fluctuation of the Mexican peso against the U.S. dollar. We record income tax expense (benefit) from the transactional effects of foreign currency and inflation because of appreciation (depreciation) of the Mexican peso.
(2)    Related to operations in Mexico.

We expect to repatriate approximately $3.1 billion of foreign undistributed earnings in the foreseeable future, and have accrued $100 million of U.S. state deferred income tax liability at December 31, 2024. We repatriated approximately $100 million and $108 million to the U.S. in 2024 and 2023, respectively.
2024 Form 10-K | F-75

In the year ended December 31, 2022, we recognized income tax expense of $120 million for a deferred income tax liability related to outside basis differences in our foreign subsidiaries that we had previously considered to be indefinitely reinvested. We have not recorded deferred income taxes with respect to remaining basis differences of approximately $700 million between financial statement and income tax investment amounts in our non-U.S. subsidiaries because we consider them to be indefinitely reinvested as of December 31, 2024. The remaining basis differences are calculated pursuant to U.S. federal tax law, which may differ from tax law in California and foreign jurisdictions. It is currently not practicable to determine the hypothetical amount of tax that might be payable if the underlying basis differences were realized.
The table below presents the geographic location of pretax income.

PRETAX INCOME BY GEOGRAPHIC LOCATION
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
U.S.	$2,354	$2,678	$1,449
Non-U.S.	359	582	560
Total(1)	$2,713	$3,260	$2,009
(1)    See the Income Tax Expense (Benefit) and Effective Income Tax Rates table above for the calculation of pretax income.
2024 Form 10-K | F-76

The components of income tax expense are as follows.

INCOME TAX EXPENSE (BENEFIT)
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
Current:
U.S. federal	$73	$102	$—
U.S. state	(4)	3	(1)
Non-U.S.	179	208	165
Total	248	313	164
Deferred:
U.S. federal	366	(56)	248
U.S. state	28	18	50
Non-U.S.	(422)	225	94
Total(1)	(28)	187	392
Deferred investment tax credits	(1)	(10)	—
Total income tax expense	$219	$490	$556
SDG&E:
Current:
U.S. federal	$(16)	$(156)	$76
U.S. state	—	(5)	13
Total	(16)	(161)	89
Deferred:
U.S. federal	129	111	54
U.S. state	41	35	38
Total	170	146	92
Deferred investment tax credits	(1)	(11)	1
Total income tax expense (benefit)	$153	$(26)	$182
SoCalGas:
Current:
U.S. federal	$3	$(6)	$(5)
U.S. state	—	(11)	(3)
Total	3	(17)	(8)
Deferred:
U.S. federal	45	22	125
U.S. state	(16)	(11)	22
Total	29	11	147
Deferred investment tax credits	(1)	1	(1)
Total income tax expense (benefit)	$31	$(5)	$138
(1)    In 2024 and 2023, Deferred Income Taxes and Investment Tax Credits on the Sempra Consolidated Statements of Cash Flows also includes $9 and $72, respectively, of income taxes included in equity earnings, which are recorded net of income tax under a tax sharing agreement with Oncor.

2024 Form 10-K | F-77

The tables below present the components of deferred income taxes:

DEFERRED INCOME TAXES
(Dollars in millions)
	December 31,
	2024	2023
Sempra:
Deferred income tax liabilities:
Differences in financial and tax bases of fixed assets, investments and other assets(1)	$7,164	$6,875
U.S. state and non-U.S. withholding tax on repatriation of foreign earnings	79	55
Regulatory balancing accounts	850	727
Right-of-use assets – operating leases	325	211
Property taxes	74	68
Postretirement benefits	150	47
Other deferred income tax liabilities	94	68
Total deferred income tax liabilities	8,736	8,051
Deferred income tax assets:
Tax credits	1,485	1,468
Net operating losses	1,105	982
Compensation-related items	225	157
Operating lease liabilities	301	179
Other deferred income tax assets	219	96
Bad debt allowance	151	144
Accrued expenses not yet deductible	80	89
Deferred income tax assets before valuation allowances	3,566	3,115
Less: valuation allowances	503	189
Total deferred income tax assets	3,063	2,926
Net deferred income tax liability(2)	$5,673	$5,125
(1)    In addition to the financial over tax basis differences in fixed assets, the amount also includes financial over tax basis differences in various interests in partnerships and certain subsidiaries.
(2)    At December 31, 2024 and 2023, includes $172 and $129, respectively, recorded as a noncurrent asset and $5,845 and $5,254, respectively, recorded as a noncurrent liability on the Consolidated Balance Sheets.

DEFERRED INCOME TAXES
(Dollars in millions)
	SDG&E		SoCalGas
	December 31,
	2024	2023	2024	2023
Deferred income tax liabilities:
Differences in financial and tax bases of utility plant and other assets	$2,805	$2,641	$2,594	$2,272
Regulatory balancing accounts	545	418	306	309
Right-of-use assets – operating leases	222	103	5	8
Property taxes	47	43	27	25
Postretirement benefits	—	—	124	71
Other deferred income tax liabilities	—	—	2	4
Total deferred income tax liabilities	3,619	3,205	3,058	2,689
Deferred income tax assets:
Tax credits	8	7	2	7
Compensation-related items	8	9	26	31
Operating lease liabilities	222	103	5	8
Bad debt allowance	29	37	72	86
Accrued expenses not yet deductible	10	11	54	56
Net operating losses	122	146	874	890
Other deferred income tax assets	9	19	20	25
Total deferred income tax assets	408	332	1,053	1,103
Net deferred income tax liability	$3,211	$2,873	$2,005	$1,586

2024 Form 10-K | F-78

The following table summarizes our unused NOLs and tax credit carryforwards.

NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS
(Dollars in millions)
	Unused amount at December 31, 2024	Year expiration begins
Sempra:
U.S. federal:
NOLs(1)	$3,091	2037
General business tax credits(1)	126	2043
Corporate alternative minimum tax credits(1)	676	Indefinite
Foreign tax credits(2)	706	2025
U.S. state:
NOLs(2)	5,912	2027
General business tax credits(1)	24	2027
Non-U.S.(2):
NOLs	782	2025
Foreign tax credits	5	Indefinite
SDG&E:
U.S. federal(1):
NOLs	$279	Indefinite
General business tax credits	1	2044
U.S. state NOLs(1)	909	2043
SoCalGas:
U.S. federal NOLs(1)	$2,857	Indefinite
U.S. state NOLs(1)	3,917	2042
(1)    We have recorded deferred income tax benefits on these NOLs and tax credits, in total, because we currently believe they will be realized on a more-likely-than-not-basis.
(2)    We have not recorded deferred income tax benefits on a portion of these NOLs and tax credits because we currently believe they will not be realized on a more-likely-than-not-basis, as we discuss below.
A valuation allowance is recorded when, based on more-likely-than-not criteria, negative evidence outweighs positive evidence with regard to our ability to realize a deferred income tax asset in the future. In the year ended December 31, 2024, we recognized income tax expense of $330 million from changes to a valuation allowance against foreign tax credits that were carried forward from the implementation of the Tax Cuts and Jobs Act of 2017. For various U.S. state and non-U.S. jurisdictions, the negative evidence outweighs the positive evidence primarily due to cumulative pretax losses resulting in deferred income tax assets that we currently do not believe will be realized on a more-likely-than-not basis.
The following table provides the valuation allowances that we recorded against a portion of our total deferred income tax assets shown above in the “Deferred Income Taxes – Sempra” table.

VALUATION ALLOWANCES BY JURISDICTION
(Dollars in millions)
	December 31,
	2024	2023
Sempra:
U.S. federal	$406	$108
U.S. state	47	51
Non-U.S.	50	30
	$503	$189
2024 Form 10-K | F-79

Following is a reconciliation of the changes in unrecognized income tax benefits and the potential effect on our ETR for the years ended December 31:

RECONCILIATION OF UNRECOGNIZED INCOME TAX BENEFITS
(Dollars in millions)
	2024	2023	2022
Sempra:
Balance at January 1	$492	$278	$304
Increase in prior period tax positions	40	308	16
Decrease in prior period tax positions	(8)	(63)	(2)
Decrease in current period tax positions	—	(21)	—
Settlements with tax authorities	(15)	(16)	(43)
Expiration of statutes of limitations	—	—	(1)
Increase in current period tax positions	39	6	4
Balance at December 31	$548	$492	$278
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(229)	$(224)	$(117)
increase the effective tax rate(1)	1	1	38
SDG&E:
Balance at January 1	$14	$14	$14
Increase in prior period tax positions	—	2	—
Settlements with tax authorities	—	(2)	—
Balance at December 31	$14	$14	$14
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(11)	$(11)	$(11)
increase the effective tax rate(1)	1	1	1
SoCalGas:
Balance at January 1	$29	$77	$72
Increase in prior period tax positions	—	1	1
Decrease in prior period tax positions	—	(47)	—
Increase in current period tax positions	—	—	4
Settlements with tax authorities	—	(2)	—
Balance at December 31	$29	$29	$77
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(29)	$(29)	$(67)
increase the effective tax rate(1)	—	—	37
(1)    Includes temporary book and tax differences that are treated as flow-through for ratemaking purposes, as discussed above.
The California Franchise Tax Board is examining Sempra’s California unitary group for tax years 2018 and 2019. As of December 31, 2024, it is not reasonably possible this matter could be resolved within the next 12 months. We have included an increase in unrecognized income tax benefits in the reconciliation above.
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting for gas repairs expenditures. SDG&E and SoCalGas elected this change in tax accounting method in Sempra’s consolidated 2023 income tax return filing and recorded additional income tax benefits of $34 million and $97 million, respectively, in 2023. Additionally, SoCalGas updated its assessment of prior years’ unrecognized income tax benefits and recorded an income tax benefit of $43 million in 2023 for previously unrecognized income tax benefits pertaining to gas repairs expenditures. Sempra elected this change in tax accounting method in its consolidated 2023 income tax return filing.
Sempra, SDG&E, and SoCalGas record regulatory liabilities for benefits that will be flowed through to customers in the future.
2024 Form 10-K | F-80

It is reasonably possible that within the next 12 months, unrecognized income tax benefits could decrease due to the following:

POSSIBLE DECREASES IN UNRECOGNIZED INCOME TAX BENEFITS WITHIN 12 MONTHS
(Dollars in millions)
	December 31,
	2024	2023	2022
Sempra:
Potential resolution of audit issues with various U.S. federal, state and local and non-U.S. taxing authorities	$15	$242	$8
SDG&E:
Potential resolution of audit issues with various U.S. federal, state and local taxing authorities	$6	$6	$6
SoCalGas:
Potential resolution of audit issues with various U.S. federal, state and local taxing authorities	$2	$2	$2
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in Income Tax Expense (Benefit) on the Consolidated Statements of Operations. Sempra accrued $15 million at both December 31, 2024 and 2023 on the Consolidated Balance Sheets, and negligible amounts in 2024, $2 million in 2023 and negligible amounts in 2022 on the Consolidated Statements of Operations for interest and penalties. SDG&E and SoCalGas each accrued negligible amounts for interest expense and penalties at December 31, 2024 and 2023 on the Consolidated Balance Sheets, and recorded negligible amounts for interest expense and penalties on the Consolidated Statements of Operations for all periods presented.
INCOME TAX AUDITS
Sempra is subject to U.S. federal income tax as well as income tax of multiple state and non-U.S. jurisdictions. We remain subject to examination for U.S. federal tax years after 2020. We are subject to examination by major state tax jurisdictions for tax years after 2012. Certain major non-U.S. income tax returns for tax years 2013 through the present are open to examination.
SDG&E and SoCalGas are subject to U.S. federal income tax and state income tax. They remain subject to examination for U.S. federal tax years after 2020 and state tax years after 2012.
In addition, Sempra has filed protests to contest proposed state audit adjustments for tax years 2009 through 2012. The pre-2013 tax years for our major state tax jurisdictions are closed to new issues; therefore, no additional tax may be assessed by the taxing authorities for these tax years.
SI Partners has filed an administrative appeal to contest a tax assessment issued by the Servicio de Administración Tributaria for tax year 2016. In 2023, we increased unrecognized income tax benefits in the table above, and will have the opportunity to contest any unresolved issues through the Mexican courts.

NOTE 8. EMPLOYEE BENEFIT PLANS
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
2024 Form 10-K | F-81

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

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $585 million and $549 million at December 31, 2024 and 2023, respectively.

PENSION AND PBOP PLANS
Oncor
In 2024 and 2023, we had $34 million and $38 million, respectively, in AOCI representing an actuarial loss related to Oncor’s pension plans.
Benefit Obligations and Assets
The following three tables provide a reconciliation of the changes in the plans’ projected benefit obligations and the fair value of assets during 2024 and 2023, and a statement of the funded status at December 31, 2024 and 2023.

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
(Dollars in millions)
	Pension(1)		PBOP
	2024	2023	2024	2023
Sempra:
CHANGE IN PROJECTED BENEFIT OBLIGATION
Obligation at January 1	$3,107	$2,806	$693	$663
Service cost	132	109	15	13
Interest cost	166	157	36	37
Contributions from plan participants	—	—	23	23
Actuarial (gain) loss	(100)	190	(11)	28
Plan amendments	2	4	—	—
Benefit payments	(81)	(83)	(69)	(71)
Settlements	(87)	(76)	—	—
Obligation at December 31	3,139	3,107	687	693

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	2,664	2,390	1,169	1,096
Actual return on plan assets	196	218	57	117
Employer contributions	243	215	5	4
Contributions from plan participants	—	—	23	23
Benefit payments	(81)	(83)	(69)	(71)
Settlements	(87)	(76)	—	—
Fair value of plan assets at December 31	2,935	2,664	1,185	1,169
Funded status at December 31	$(204)	$(443)	$498	$476
Net recorded (liability) asset at December 31	$(204)	$(443)	$498	$476
(1)    The accumulated benefit obligation was $2,900 and $2,865 at December 31, 2024 and 2023, respectively.
2024 Form 10-K | F-82

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
(Dollars in millions)
	Pension(1)		PBOP
	2024	2023	2024	2023
SDG&E:
CHANGE IN PROJECTED BENEFIT OBLIGATION
Obligation at January 1	$807	$714	$140	$134
Service cost	39	32	3	3
Interest cost	43	40	7	8
Contributions from plan participants	—	—	8	8
Actuarial (gain) loss	(28)	69	(6)	7
Benefit payments	(16)	(17)	(18)	(20)
Settlements	(23)	(31)	—	—
Obligation at December 31	822	807	134	140

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	726	670	150	147
Actual return on plan assets	63	52	5	14
Employer contributions	37	52	—	1
Contributions from plan participants	—	—	8	8
Benefit payments	(16)	(17)	(18)	(20)
Settlements	(23)	(31)	—	—
Fair value of plan assets at December 31	787	726	145	150
Funded status at December 31	$(35)	$(81)	$11	$10
Net recorded (liability) asset at December 31	$(35)	$(81)	$11	$10
(1)    The accumulated benefit obligation was $781 and $769 at December 31, 2024 and 2023, respectively.

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
(Dollars in millions)
	Pension(1)		PBOP
(Dollars in millions)	2024	2023	2024	2023
SoCalGas:
CHANGE IN PROJECTED BENEFIT OBLIGATION
Obligation at January 1	$1,977	$1,814	$521	$497
Service cost	79	65	11	9
Interest cost	105	101	27	28
Contributions from plan participants	—	—	14	14
Actuarial (gain) loss	(70)	90	(4)	21
Plan amendments	2	—	—	—
Benefit payments	(56)	(58)	(47)	(48)
Settlements	(38)	(35)	—	—
Obligation at December 31	1,999	1,977	522	521

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	1,744	1,535	990	923
Actual return on plan assets	115	151	50	100
Employer contributions	172	151	1	1
Contributions from plan participants	—	—	14	14
Benefit payments	(56)	(58)	(47)	(48)
Settlements	(38)	(35)	—	—
Fair value of plan assets at December 31	1,937	1,744	1,008	990
Funded status at December 31	$(62)	$(233)	$486	$469
Net recorded (liability) asset at December 31	$(62)	$(233)	$486	$469
(1)    The accumulated benefit obligation was $1,824 and $1,799 at December 31, 2024 and 2023, respectively.
Actuarial (gains) losses fluctuate based on changes in assumptions that we describe below in “Assumptions for Pension and PBOP Plans” and updates to census data.
2024 Form 10-K | F-83

Pension Plans
▪In 2024, actuarial gains were driven by an increase in discount rates at SoCalGas and SDG&E, offset by updated census data at SoCalGas and SDG&E.
▪In 2023, actuarial losses were driven by a decrease in discount rates at SoCalGas and SDG&E, an increase in the interest crediting rate for cash balance plans at SDG&E and SoCalGas and updated census data at Sempra and SDG&E. These actuarial losses were partially offset by actuarial gains at SoCalGas due to a change in the rates to convert traditional pension benefits to lump-sums.
PBOP Plans
▪In 2024, actuarial gains were driven by an increase in discount rates at SoCalGas, partially offset by an increase in the 2025 expected healthcare costs at SoCalGas.
▪In 2023, actuarial losses were driven by a decrease in discount rates at SoCalGas and SDG&E.
Net Assets and Liabilities
The assets and liabilities of the pension and PBOP plans are affected by changing market conditions as well as when actual plan experience is different than assumed. Such events result in investment gains and losses, which we defer and recognize in pension and PBOP costs over a period of years. Our funded pension and PBOP plans use the asset smoothing method, except for those at SDG&E. This method develops an asset value that recognizes realized and unrealized investment gains and losses over a three-year period. This adjusted asset value, known as the market-related value of assets, is used in conjunction with an expected long-term rate of return to determine the expected return-on-plan-assets component of net periodic benefit cost. SDG&E does not use the asset smoothing method but rather recognizes realized and unrealized investment gains and losses during the current year.
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
▪the amount required to maintain an 85% Adjusted Funding Target Attainment Percentage as defined by the Pension Protection Act of 2006, as amended; or
▪beginning January 1, 2024 and for the duration of the 2024 GRC cycle, a fixed amount equal to the estimated annual service cost as defined by U.S. GAAP plus one year of a seven-year amortization of the unfunded projected benefit obligation of the pension plan as of January 1, 2024, and limited to an annual amount that keeps the fair value of the pension plan assets from exceeding 110% of the pension benefit obligation of the plan.
The annual contributions to PBOP plans are equal to the lesser of the maximum tax-deductible amount or the net periodic benefit cost calculated in accordance with U.S. GAAP for pension and PBOP plans but not less than benefits paid directly by the employer (such as benefits paid to key employees). Any differences between booked net periodic benefit cost and amounts contributed to the pension and PBOP plans for SDG&E and SoCalGas are disclosed as regulatory adjustments in accordance with U.S. GAAP for rate-regulated entities.
2024 Form 10-K | F-84

The net (liability) asset is included in the following categories on the Consolidated Balance Sheets.

PENSION AND PBOP OBLIGATIONS, NET OF PLAN ASSETS
(Dollars in millions)
	Pension		PBOP
	December 31,
	2024	2023	2024	2023
Sempra:
Noncurrent assets	$6	$—	$507	$485
Current liabilities	(50)	(44)	(1)	(1)
Noncurrent liabilities	(160)	(399)	(8)	(8)
Net recorded (liability) asset	$(204)	$(443)	$498	$476
SDG&E:
Noncurrent assets	$—	$—	$11	$10
Current liabilities	(7)	(2)	—	—
Noncurrent liabilities	(28)	(79)	—	—
Net recorded (liability) asset	$(35)	$(81)	$11	$10
SoCalGas:
Noncurrent assets	$—	$—	$486	$469
Current liabilities	(17)	(2)	—	—
Noncurrent liabilities	(45)	(231)	—	—
Net recorded (liability) asset	$(62)	$(233)	$486	$469
Amounts recorded in AOCI, net of income tax effects and amounts recorded as regulatory assets, are as follows.

AMOUNTS IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pension		PBOP
	December 31,
	2024	2023	2024	2023
Sempra:
Net actuarial (loss) gain	$(120)	$(124)	$14	$13
Prior service cost	(9)	(6)	—	—
Total	$(129)	$(130)	$14	$13
SDG&E:
Net actuarial loss	$(12)	$(8)
Total	$(12)	$(8)
SoCalGas:
Net actuarial loss	$(14)	$(10)
Prior service cost	(3)	(2)
Total	$(17)	$(12)

2024 Form 10-K | F-85

Sempra, SDG&E and SoCalGas each have a funded pension plan. The following table shows the obligations of funded pension plans with benefit obligations in excess of plan assets.

OBLIGATIONS OF FUNDED PENSION PLANS
(Dollars in millions)
	December 31,
	2024	2023
Sempra:
Projected benefit obligation	$2,752	$2,925
Accumulated benefit obligation	2,542	2,712
Fair value of plan assets	2,724	2,664
SDG&E:
Projected benefit obligation	$793	$781
Accumulated benefit obligation	755	746
Fair value of plan assets	787	726
SoCalGas:
Projected benefit obligation	$1,959	$1,944
Accumulated benefit obligation	1,787	1,771
Fair value of plan assets	1,937	1,744
We also have unfunded pension plans at Sempra, SDG&E, SoCalGas and IEnova. The following table shows the obligations of unfunded pension plans.

OBLIGATIONS OF UNFUNDED PENSION PLANS
(Dollars in millions)
	December 31,
	2024	2023
Sempra:
Projected benefit obligation	$183	$182
Accumulated benefit obligation	159	153
SDG&E:
Projected benefit obligation	$29	$26
Accumulated benefit obligation	26	23
SoCalGas:
Projected benefit obligation	$40	$33
Accumulated benefit obligation	37	28
Sempra, SDG&E and SoCalGas each have a funded PBOP plan. At December 31, 2024, Sempra’s, SDG&E’s and SoCalGas’ plan assets were each in excess of their respective obligations for funded PBOP plans with accumulated postretirement benefit obligations.
We also have unfunded PBOP plans at Sempra. The following table shows the obligations of unfunded PBOP plans.

OBLIGATIONS OF UNFUNDED PBOP PLANS
(Dollars in millions)
	December 31,
	2024	2023
Sempra:
Accumulated postretirement benefit obligation	$9	$9
2024 Form 10-K | F-86

Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost (which, other than the service cost component, are included in Other Income, Net) and pretax amounts recognized in OCI.

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
(Dollars in millions)
	Pension			PBOP
	Years ended December 31,
	2024	2023	2022	2024	2023	2022
Sempra:
NET PERIODIC BENEFIT COST
Service cost	$132	$109	$146	$15	$13	$23
Interest cost	166	157	118	36	37	28
Expected return on plan assets	(178)	(169)	(183)	(70)	(69)	(64)
Amortization of:
Prior service cost (credit)	5	5	10	(2)	(2)	(2)
Actuarial loss (gain)	14	10	25	(17)	(23)	(15)
Settlement charges	9	—	28	—	—	—
Net periodic benefit cost (credit)	148	112	144	(38)	(44)	(30)
Regulatory adjustment	100	117	84	38	43	30
Total expense (income) recognized	248	229	228	—	(1)	—

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI
Net (gain) loss	(2)	42	12	(1)	(2)	(4)
Prior service cost	3	4	—	—	—	—
Amortization of actuarial (loss) gain	(7)	(5)	(8)	1	2	1
Amortization of prior service cost	(3)	(2)	(4)	—	—	—
Settlements	(9)	—	—	—	—	—
Total recognized in OCI	(18)	39	—	—	—	(3)
Total recognized in net periodic benefit cost and OCI	$230	$268	$228	$—	$(1)	$(3)

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
(Dollars in millions)
	Pension			PBOP
	Years ended December 31,
	2024	2023	2022	2024	2023	2022
SDG&E:
NET PERIODIC BENEFIT COST
Service cost	$39	$32	$37	$3	$3	$5
Interest cost	43	40	26	7	8	6
Expected return on plan assets	(45)	(39)	(46)	(9)	(8)	(10)
Amortization of:
Prior service cost	1	1	1	—	—	—
Actuarial loss (gain)	8	4	1	(1)	(2)	(2)
Settlement charges	—	—	14	—	—	—
Net periodic benefit cost (credit)	46	38	33	—	1	(1)
Regulatory adjustment	(8)	15	20	—	—	1
Total expense recognized	38	53	53	$—	$1	$—

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI
Net loss (gain)	4	3	(3)
Amortization of actuarial loss	(1)	—	(1)
Amortization of prior service cost	—	(1)	—
Total recognized in OCI	3	2	(4)
Total recognized in net periodic benefit cost and OCI	$41	$55	$49
2024 Form 10-K | F-87

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
(Dollars in millions)
	Pension			PBOP
	Years ended December 31,
	2024	2023	2022	2024	2023	2022
SoCalGas:
NET PERIODIC BENEFIT COST
Service cost	$79	$65	$96	$11	$9	$17
Interest cost	105	101	81	27	28	21
Expected return on plan assets	(121)	(119)	(126)	(59)	(59)	(53)
Amortization of:
Prior service cost (credit)	4	4	8	(3)	(2)	(2)
Actuarial loss (gain)	1	1	18	(14)	(19)	(12)
Settlement charges	—	—	14	—	—	—
Net periodic benefit cost (credit)	68	52	91	(38)	(43)	(29)
Regulatory adjustment	108	102	64	38	43	29
Total expense recognized	176	154	155	$—	$—	$—

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI
Net loss (gain)	4	2	(5)
Prior service cost	2	—	—
Amortization of actuarial loss	(1)	(1)	(2)
Amortization of prior service cost	(1)	(1)	(1)
Total recognized in OCI	4	—	(8)
Total recognized in net periodic benefit cost and OCI	$180	$154	$147
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
Expected return on plan assets is based on the weighted average of the plans’ target investment allocation as of the measurement date and the expected returns for those asset types.
Interest crediting rate is based on an average 30-year Treasury bond from the month of November of the preceding year.
We amortize prior service cost using straight line amortization over average future service (or average expected lifetime for plans where participants are substantially inactive employees), which is an alternative method allowed under U.S. GAAP.
2024 Form 10-K | F-88

The significant assumptions affecting projected benefit obligation and net periodic benefit cost are as follows:

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE PROJECTED BENEFIT OBLIGATION

	Pension		PBOP
	December 31,
	2024	2023	2024	2023
Sempra:
Discount rate	5.74%	5.31%	5.75%	5.34%
Interest crediting rate(1)(2)	4.54	4.66	4.54	4.66
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
SDG&E:
Discount rate	5.75%	5.30%	5.75%	5.30%
Interest crediting rate(1)(2)	4.54	4.66	4.54	4.66
Rate of compensation increase	3.50-10.00	3.50-10.00	3.50-10.00	3.50-10.00
SoCalGas:
Discount rate	5.70%	5.25%	5.75%	5.35%
Interest crediting rate(1)(2)	4.54	4.66	4.54	4.66
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
(1)    Interest crediting rate for pension benefits applies only to funded cash balance plans.
(2)    Interest crediting rate for PBOP applies only to interest bearing health retirement accounts at SDG&E and SoCalGas.

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST

	Pension			PBOP
	Years ended December 31,
	2024	2023	2022	2024	2023	2022
Sempra:
Discount rate	5.31%	5.63%	3.04%	5.34%	5.65%	3.04%
Expected return on plan assets	6.56	6.48	6.27	5.90	5.51	4.77
Interest crediting rate(1)(2)	4.66	3.99	1.94	4.66	3.99	1.94
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
SDG&E:
Discount rate	5.30%	5.60%	2.99%	5.30%	5.65%	3.05%
Expected return on plan assets	6.25	6.00	5.50	5.88	5.52	4.80
Interest crediting rate(1)(2)	4.66	3.99	1.94	4.66	3.99	1.94
Rate of compensation increase	3.50-10.00	3.50-10.00	3.50-10.00	3.50-10.00	3.50-10.00	3.50-10.00
SoCalGas:
Discount rate	5.25%	5.60%	3.04%	5.35%	5.65%	3.05%
Expected return on plan assets	6.75	6.75	6.75	5.86	5.47	4.71
Interest crediting rate(1)(2)	4.66	3.99	1.94	4.66	3.99	1.94
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
(1)    Interest crediting rate for pension benefits applies only to funded cash balance plans.
(2)    Interest crediting rate for PBOP applies only to interest bearing health retirement accounts at SDG&E and SoCalGas.
2024 Form 10-K | F-89

Health Care Cost Trend Rates
Assumed health care cost trend rates have a significant effect on the amounts that Sempra, SDG&E and SoCalGas report for the health care plan costs. Following are the health care cost trend rates applicable to our PBOP plans:

ASSUMED HEALTH CARE COST TREND RATES

	PBOP
	Pre-65 retirees			Retirees aged 65 years and older
	Years ended December 31,
	2024	2023	2022	2024	2023	2022
Health care cost trend rate assumed for next year	6.50%	6.00%	6.00%	4.50%	4.50%	4.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend)	4.75%	4.75%	4.75%	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend	2030	2028	2028	2022	2022	2022
Plan Assets
Investment Strategy for Sempra’s Pension Master Trust
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

TARGET ASSET ALLOCATIONS FOR PENSION PLANS
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Return-seeking assets	34%	42%	49%
Risk-mitigating assets	66%	58%	51%

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
Rate of Return Assumption
The expected return on plan assets in our pension and PBOP plans is based on the weighted average of the plans’ target investment allocations to specific asset classes as of the measurement date. We expect a return of between 4% and 12% on return-seeking assets and between 2% and 6% for risk-mitigating assets. Certain trusts that hold assets for SDG&E’s and SoCalGas’ PBOP plans are subject to taxation, which impacts the expected after-tax return on plan assets.
2024 Form 10-K | F-90

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
Fair Value of Pension and PBOP Plan Assets
We classify the investments in Sempra’s pension master trust and the trusts for SDG&E’s and SoCalGas’ PBOP plans based on the fair value hierarchy, except for certain investments measured using NAV as a practical expedient for fair value.
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
2024 Form 10-K | F-91

The fair values by asset category are as follows:

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PENSION PLANS
(Dollars in millions)
	Fair value at December 31, 2024
	Level 1	Level 2	Total
SDG&E:
Cash and cash equivalents	$2	$—	$2
Equity securities:
Domestic	9	—	9
International	5	—	5
Registered investment companies – Domestic	48	—	48
Fixed income securities:
Domestic government and government agencies	227	5	232
International government bonds	—	3	3
Domestic corporate bonds	—	65	65
International corporate bonds	—	8	8
Derivative financial instruments	6	—	6
Total investment assets in the fair value hierarchy	297	81	378
Accounts receivable/payable, net			3
Investments measured at NAV – Common/collective trusts			406
Total SDG&E investment assets			787

SoCalGas:
Cash and cash equivalents	8	—	8
Equity securities:
Domestic	27	—	27
International	14	—	14
Registered investment companies – Domestic	149	—	149
Fixed income securities:
Domestic government and government agencies	270	17	287
International government bonds	—	9	9
Domestic corporate bonds	—	201	201
International corporate bonds	—	26	26
Derivative financial instruments	(4)	1	(3)
Total investment assets in the fair value hierarchy	464	254	718
Accounts receivable/payable, net			22
Investments measured at NAV – Common/collective trusts			1,197
Total SoCalGas investment assets			1,937
2024 Form 10-K | F-92

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PENSION PLANS (CONTINUED)
(Dollars in millions)
	Fair value at December 31, 2024
	Level 1	Level 2	Total
Other Sempra:
Equity securities:
Domestic	$2	$—	$2
International	1	—	1
Registered investment companies – Domestic	10	—	10
Fixed income securities:
Domestic government and government agencies	77	3	80
International government bonds	—	1	1
Domestic corporate bonds	—	14	14
International corporate bonds	—	2	2
Derivative financial instruments	1	—	1
Total investment assets in the fair value hierarchy	91	20	111
Accounts receivable/payable, net			1
Investments measured at NAV – Common/collective trusts			99
Total Other Sempra investment assets			211

Total Sempra investment assets in the fair value hierarchy	$852	$355
Total Sempra investment assets			$2,935
2024 Form 10-K | F-93

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

2024 Form 10-K | F-94

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
The fair values by asset category of the PBOP plan assets held in the pension master trust and in the additional trusts for SoCalGas’ PBOP plans and SDG&E’s PBOP plan trusts are as follows:

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PBOP PLANS
(Dollars in millions)
	Fair value at December 31, 2024
	Level 1	Level 2	Total
SDG&E:
Cash and cash equivalents	$1	$—	$1
Equity securities – Domestic	1	—	1
Registered investment companies:
Domestic	74	—	74
International	8	—	8
Fixed income securities:
Domestic government and government agencies	8	—	8
Domestic corporate bonds	—	5	5
International corporate bonds	—	1	1
Derivative financial instruments	(1)	—	(1)
Total investment assets in the fair value hierarchy	91	6	97
Accounts receivable/payable, net			1
Investments measured at NAV:
Common/collective trusts			21
Other			26
Total SDG&E investment assets			145
2024 Form 10-K | F-95

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PBOP PLANS (CONTINUED)
(Dollars in millions)
	Fair value at December 31, 2024
	Level 1	Level 2	Total
SoCalGas:
Cash and cash equivalents	$2	$—	$2
Equity securities:
Domestic	5	—	5
International	2	—	2
Registered investment companies – Domestic	87	103	190
Fixed income securities:
Domestic government and government agencies	74	14	88
International government bonds	—	10	10
Domestic corporate bonds	—	295	295
International corporate bonds	—	45	45
Derivative financial instruments	1	—	1
Total investment assets in the fair value hierarchy	171	467	638
Accounts receivable/payable, net			9
Investments measured at NAV – Common/collective trusts			361
Total SoCalGas investment assets			1,008

Other Sempra:
Equity securities – International	1	—	1
Registered investment companies – Domestic	4	—	4
Fixed income securities:
Domestic government and government agencies	—	1	1
Domestic corporate bonds	—	4	4
Total investment assets in the fair value hierarchy	5	5	10
Investments measured at NAV – Common/collective trusts			22
Total Other Sempra investment assets			32

Total Sempra investment assets in the fair value hierarchy	$267	$478
Total Sempra investment assets			$1,185

2024 Form 10-K | F-96

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
2024 Form 10-K | F-97

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PBOP PLANS (CONTINUED)
(Dollars in millions)
	Fair value at December 31, 2023
	Level 1	Level 2	Total
Other Sempra:
Equity securities:
Domestic	$7	$—	$7
International	3	—	3
Registered investment companies – Domestic	3	—	3
Fixed income securities:
Domestic government and government agencies	2	1	3
Domestic corporate bonds	—	4	4
International corporate bonds	—	1	1
Total investment assets in the fair value hierarchy	15	6	21
Investments measured at NAV:
Common/collective trusts			7
Other			1
Total Other Sempra investment assets			29

Total Sempra investment assets in the fair value hierarchy	$404	$476
Total Sempra investment assets			$1,169

Future Payments
We expect to contribute the following amounts to our pension and PBOP plans in 2025:

EXPECTED CONTRIBUTIONS
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Pension plans	$280	$54	$188
PBOP plans	3	1	1
The following table shows the total benefits we expect to pay for the next 10 years to current employees and retirees from the plans or from company assets.

EXPECTED BENEFIT PAYMENTS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Pension	PBOP	Pension	PBOP	Pension	PBOP
2025	$276	$48	$68	$11	$162	$35
2026	246	50	63	10	151	34
2027	258	46	62	10	146	34
2028	236	46	67	10	144	34
2029	230	46	61	10	143	34
2030-2034	1,161	229	305	47	721	171

SAVINGS PLANS
Sempra, SDG&E and SoCalGas offer trusteed savings plans to all employees. Employee participation, employee contributions and employer matching contributions are subject to the provisions of the respective plans, and for employee contributions, limits imposed by the respective governmental authorities.
2024 Form 10-K | F-98

Employer contributions to the savings plans were as follows:

EMPLOYER CONTRIBUTIONS TO SAVINGS PLANS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra	$65	$59	$64
SDG&E	22	20	19
SoCalGas	33	32	30
The market value of Sempra common stock held by the savings plans was $1.2 billion and $1.1 billion at December 31, 2024 and 2023, respectively.

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
In all other cases, we record derivatives at fair value on the Consolidated Balance Sheets. We may have derivatives that are (1) cash flow hedges, (2) fair value hedges, or (3) undesignated. Depending on the applicability of hedge accounting and, for SDG&E and SoCalGas and other operations subject to regulatory accounting, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in OCI (cash flow hedges), on the balance sheet (regulatory offsets), or recognized in earnings (fair value hedges and undesignated derivatives not subject to rate recovery). We classify cash flows from the (1) principal settlements of cross-currency swaps that hedge exposure related to Mexican peso-denominated debt and amounts related to terminations or early settlements of interest rate swaps as financing activities, (2) principal settlements of interest rate swaps associated with capitalized interest costs incurred to finance capital projects as investing activities, and (3) settlements of other derivative instruments as operating activities on the Consolidated Statements of Cash Flows.
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
2024 Form 10-K | F-99

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

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
		December 31,
Commodity	Unit of measure	2024	2023
Sempra:
Natural gas	MMBtu	637	361
Electricity	MWh	—	1
Congestion revenue rights	MWh	27	36
SDG&E:
Natural gas	MMBtu	16	17
Congestion revenue rights	MWh	27	36
SoCalGas:
Natural gas	MMBtu	347	268
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
2024 Form 10-K | F-100

In March 2023, Port Arthur LNG entered into floating-to-fixed interest rate swaps maturing in 2048, which were designated as cash flow hedges. On September 30, 2024, Port Arthur LNG voluntarily de-designated those interest rate swaps that begin hedging interest payments in March 2026 to provide for future financing flexibility. At the time of de-designation, $40 million of deferred gains related to the de-designated notional amount were included in AOCI, which will remain in AOCI until the hedged interest payments impact net income or such hedged interest payments become probable of not occurring. In October 2024, Port Arthur LNG received a cash settlement of $46 million, net of transaction costs, for the termination of $1.0 billion of the notional amount of both the designated and de-designated interest rate swaps, with the associated deferred gains remaining in AOCI. On December 31, 2024, Port Arthur LNG voluntarily de-designated the remaining interest rate swaps, which are currently hedging interest payments until March 2026. At the time of de-designation, $37 million of deferred gains related to the de-designated notional amount were included in AOCI, which will remain in AOCI until either the hedged interest payments impact net income or such hedged interest payments become probable of not occurring.
The following table presents the notional amounts of our interest rate derivatives, excluding those in our equity method investments.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	December 31, 2024		December 31, 2023
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cash flow hedges(1)	$271	2025-2034	$4,451	2024-2048
Undesignated derivatives	3,189	2025-2048	—	—
(1)    At December 31, 2024 and 2023, cash flow hedges accrued interest based on a notional amount of $271 and $488, respectively.
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
The following table presents the notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	December 31, 2024		December 31, 2023
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Foreign currency derivatives	$162	2025-2026	$176	2024-2025
2024 Form 10-K | F-101

FINANCIAL STATEMENT PRESENTATION
The Consolidated Balance Sheets reflect the offsetting of net derivative positions and cash collateral with the same counterparty when a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Consolidated Balance Sheets, including the amount of cash collateral receivables that were not offset because the cash collateral was in excess of liability positions. We discuss the fair value of derivative assets and liabilities in Note 10.

DERIVATIVE INSTRUMENTS ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2024
	Current assets: Fixed-price contracts and other derivatives(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$7	$28	$—	$—
Foreign exchange instruments	4	1	—	—
Derivatives not designated as hedging instruments:
Interest rate instruments	12	246	—	—
Commodity contracts not subject to rate recovery	16	23	(21)	(43)
Associated offsetting commodity contracts	(15)	(23)	15	23
Commodity contracts subject to rate recovery	7	4	(55)	(10)
Associated offsetting commodity contracts	(5)	(2)	5	2
Associated offsetting cash collateral	—	—	10	4
Net amounts presented on the balance sheet	26	277	(46)	(24)
Additional cash collateral for commodity contracts not subject to rate recovery	40	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	25	—	—	—
Total(2)	$91	$277	$(46)	$(24)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4	$4	$(13)	$(6)
Associated offsetting commodity contracts	(2)	(2)	2	2
Associated offsetting cash collateral	—	—	10	4
Net amounts presented on the balance sheet	2	2	(1)	—
Additional cash collateral for commodity contracts subject to rate recovery	21	—	—	—
Total(2)	$23	$2	$(1)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$3	$—	$(42)	$(4)
Associated offsetting commodity contracts	(3)	—	3	—
Net amounts presented on the balance sheet	—	—	(39)	(4)
Additional cash collateral for commodity contracts subject to rate recovery	4	—	—	—
Total	$4	$—	$(39)	$(4)
(1)    Included in Other Current Assets for SDG&E and SoCalGas.
(2)    Normal purchase contracts previously measured at fair value are excluded.

2024 Form 10-K | F-102

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
2024 Form 10-K | F-103

The following table includes the effects of derivative instruments designated as hedges on the Consolidated Statements of Operations and in OCI and AOCI.

HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI				Pretax gain (loss) reclassified from AOCI into earnings
	Years ended December 31,				Years ended December 31,
	2024	2023	2022	Location	2024	2023	2022
Sempra:
Cash flow hedges:
Interest rate instruments	$36	$45	$40	Interest expense	$11	$(1)	$(1)
Interest rate instruments	21	20	205	Equity earnings(1)	23	48	(29)
Foreign exchange instruments	14	(2)	(8)	Revenues: Energy- related businesses	5	(1)	1
				Other income, net	2	(2)	(1)
Foreign exchange instruments	12	(3)	(5)	Equity earnings(1)	6	(2)	—
Interest rate and foreign exchange instruments	—	7	25	Interest expense	—	1	2
				Other income, net	—	6	12
Fair value hedges:
Foreign exchange instruments	2	—	—	Equity earnings(1)	—	—	—
Total	$85	$67	$257		$47	$49	$(16)
SoCalGas:
Cash flow hedges:
Interest rate instruments	$—	$—	$—	Interest expense	$(1)	$(1)	$(1)
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
For Sempra, we expect that net gains before NCI of $29 million, which are net of income tax expense, that are currently recorded in AOCI (with net gains of $10 million attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
At December 31, 2024, the maximum length of time over which Sempra is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is approximately one year.

2024 Form 10-K | F-104

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Years ended December 31,
	Location	2024	2023	2022
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-related businesses	$223	$919	$(1,116)
Commodity contracts subject to rate recovery	Cost of natural gas	(56)	(288)	(56)
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	(41)	15	202
Interest rate instruments	Interest expense	243	(47)	33
Total		$369	$599	$(937)
SDG&E:
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	$(41)	$15	$202
SoCalGas:
Commodity contracts subject to rate recovery	Cost of natural gas	$(56)	$(288)	$(56)
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
For Sempra, the total fair value of this group of derivative instruments in a liability position at December 31, 2024 and 2023 was $122 million and $215 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at December 31, 2024 and 2023 was $42 million and $210 million, respectively. SDG&E had a negligible amount of derivative instruments in a liability position at December 31, 2024 and no such instruments at December 31, 2023. At December 31, 2024, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $120 million and $42 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
For Sempra, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.
2024 Form 10-K | F-105

NOTE 10. FAIR VALUE MEASUREMENTS
RECURRING FAIR VALUE MEASURES
The tables below set forth our financial assets and liabilities, by level within the fair value hierarchy, that were accounted for at fair value on a recurring basis at December 31, 2024 and 2023. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair-valued assets and liabilities and their placement within the fair value hierarchy.
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
▪For commodity contracts, interest rate instruments and foreign exchange instruments, we primarily use a market or income approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable. We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). Level 3 recurring items relate to CRRs and, until December 31, 2022, fixed-price electricity positions, at SDG&E, as we discuss below in “Level 3 Information – SDG&E.” We further discuss derivative assets and liabilities in Note 9.
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
2024 Form 10-K | F-106

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Fair value at December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
Sempra:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$8	$2	$—		$10
Equity securities	295	3	—		298
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	41	26	—		67
Municipal bonds	—	287	—		287
Other securities	—	228	—		228
Total debt securities	41	541	—		582
Total nuclear decommissioning trusts(2)	344	546	—		890
Short-term investments held in Rabbi Trust	64	—	—		64
Support Agreement, net of related guarantee fees	—	—	25		25
Interest rate instruments	—	293	—	$—	293
Foreign exchange instruments	—	5	—	—	5
Commodity contracts not subject to rate recovery	—	39	—	2	41
Commodity contracts subject to rate recovery	6	1	4	18	29
Total	$414	$884	$29	$20	$1,347
Liabilities:
Commodity contracts not subject to rate recovery	$1	$63	$—	$(38)	$26
Commodity contracts subject to rate recovery	20	45	—	(21)	44
Total	$21	$108	$—	$(59)	$70

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
2024 Form 10-K | F-107

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at December 31, 2024
SDG&E:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$8	$2	$—		$10
Equity securities	295	3	—		298
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	41	26	—		67
Municipal bonds	—	287	—		287
Other securities	—	228	—		228
Total debt securities	41	541	—		582
Total nuclear decommissioning trusts(2)	344	546	—		890
Commodity contracts subject to rate recovery	4	—	4	$17	25
Total	$348	$546	$4	$17	$915
Liabilities:
Commodity contracts subject to rate recovery	$18	$1	$—	$(18)	$1

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
(2)    Excludes receivables (payables), net.
2024 Form 10-K | F-108

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at December 31, 2024
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$2	$1	$—	$1	$4
Liabilities:
Commodity contracts subject to rate recovery	$2	$44	$—	$(3)	$43

	Fair value at December 31, 2023
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$1	$—	$1	$2
Liabilities:
Commodity contracts subject to rate recovery	$—	$210	$—	$—	$210
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

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	2024	2023	2022
Balance at January 1	$10	$35	$54
Realized and unrealized gains (losses), net	(10)	(17)	(56)
Allocated transmission instruments	3	(1)	(4)
Settlements	1	(7)	41
Balance at December 31	$4	$10	$35
Change in unrealized losses relating to instruments still held at December 31	$(4)	$(13)	$(10)
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

CONGESTION REVENUE RIGHTS AUCTION PRICE INPUTS

Settlement year	Price per MWh			Median price per MWh
2025	$(7.38)	to	$15.54	$0.01
2024	(3.69)	to	9.55	(0.44)
2023	(3.09)	to	10.71	(0.56)
The impact associated with discounting is not significant. Because these auction prices are a less observable input, these instruments are classified as Level 3. The fair value of these instruments is derived from auction price differences between two locations. Positive values between two locations represent expected future reductions in congestion costs, whereas negative values between two locations represent expected future charges. Valuation of our CRRs is sensitive to a change in auction price. If auction prices at one location increase (decrease) relative to another location, this could result in a significantly higher (lower) fair value measurement. We summarize CRR volumes in Note 9.
2024 Form 10-K | F-109

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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	2024	2023	2022
Balance at January 1	$23	$17	$7
Realized and unrealized gains (losses), net(1)	11	15	19
Settlements	(9)	(9)	(9)
Balance at December 31(2)	$25	$23	$17
Change in unrealized gains relating to instruments still held at December 31	$8	$13	$18
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Consolidated Statements of Operations.
(2)    Balance at December 31, 2024 and 2023 includes $7 in Other Current Assets, and $18 and $16, respectively, in Other Long-Term Assets on Sempra’s Consolidated Balance Sheet.
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
2024 Form 10-K | F-110

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying	Fair value
	amount	Level 1	Level 2	Level 3	Total
	December 31, 2024
Sempra:
Long-term note receivable(1)	$351	$—	$—	$334	$334
Long-term amounts due to unconsolidated affiliates	352	—	324	—	324
Total long-term debt(2)	32,899	—	30,193	—	30,193
SDG&E:
Total long-term debt(3)	$8,950	$—	$7,760	$—	$7,760
SoCalGas:
Total long-term debt(4)	$7,359	$—	$6,880	$—	$6,880

	December 31, 2023
Sempra:
Long-term note receivable(1)	$334	$—	$—	$318	$318
Long-term amounts due to unconsolidated affiliates	312	—	283	—	283
Total long-term debt(2)	27,716	—	25,617	—	25,617
SDG&E:
Total long-term debt(3)	$8,750	$—	$7,856	$—	$7,856
SoCalGas:
Total long-term debt(4)	$6,759	$—	$6,442	$—	$6,442
(1)    Before allowances for credit losses of $5 and $6 at December 31, 2024 and 2023, respectively. Excludes unamortized transaction costs of $3 and $4 at December 31, 2024 and 2023, respectively.
(2)    After the effects of interest rate swaps. Before reductions of unamortized discount and debt issuance costs of $382 and $322 at December 31, 2024 and 2023, respectively, and excluding finance lease obligations of $1,315 and $1,340 at December 31, 2024 and 2023, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $95 and $89 at December 31, 2024 and 2023, respectively, and excluding finance lease obligations of $1,205 and $1,233 at December 31, 2024 and 2023, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $65 and $55 at December 31, 2024 and 2023, respectively, and excluding finance lease obligations of $110 and $107 at December 31, 2024 and 2023, respectively.

We provide the fair values for the securities held in the NDT related to SONGS in Note 14.

NOTE 11. PREFERRED STOCK
Sempra and SDG&E are authorized to issue up to 50,000,000 and 45,000,000 shares of preferred stock, respectively. At December 31, 2024 and 2023, SDG&E had no preferred stock outstanding. The rights, preferences, privileges and restrictions for any new series of preferred stock would be established by each company’s board of directors at the time of issuance. We discuss SoCalGas preferred stock below.
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
2024 Form 10-K | F-111

SEMPRA SERIES C PREFERRED STOCK
At December 31, 2024 and 2023, Sempra had 900,000 shares of 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C (series C preferred stock) outstanding.
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
2024 Form 10-K | F-112

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
SOCALGAS PREFERRED STOCK
SoCalGas is authorized to issue up to an aggregate of 11,000,000 shares of preferred stock, series preferred stock and preference stock. The table below presents preferred stock outstanding at SoCalGas:

PREFERRED STOCK OUTSTANDING
(Dollars in millions, except per share amounts)
	December 31,
	2024	2023
$25 par value, authorized 1,000,000 shares:
6% Series, 79,011 shares outstanding	$3	$3
6% Series A, 783,032 shares outstanding	19	19
SoCalGas - Total preferred stock	22	22
Less: 50,970 shares of the 6% Series outstanding owned by Pacific Enterprises	(2)	(2)
Sempra - Total preferred stock of subsidiary	$20	$20
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
2024 Form 10-K | F-113

NOTE 12. SEMPRA – EQUITY AND EARNINGS PER COMMON SHARE
COMMON STOCK
We are authorized to issue 1,125,000,000 shares of Sempra’s no par value common stock. The following table provides common stock activity for the last three years.

COMMON STOCK ACTIVITY

	2024	2023	2022
Sempra:
Common shares outstanding, January 1	631,431,732	628,669,356	633,839,564
Shares issued under forward sale agreements	17,142,858	—	—
Shares issued to underwriters to cover overallotments	—	2,099,152	—
RSUs vesting(1)	1,320,561	941,910	914,444
Stock options exercised	143,944	—	81,260
Common stock investment plan(2)	1,151,877	1,730	—
Issuance of RSUs held in our Deferred Compensation Plan	128,207	132,178	130,026
Shares repurchased(3)	(689,303)	(412,594)	(6,295,938)
Common shares outstanding, December 31	650,629,876	631,431,732	628,669,356
(1)    Includes dividend equivalents.
(2)    Participants in the Direct Stock Purchase Plan may reinvest dividends to purchase newly issued shares.
(3)    Includes shares repurchased under repurchase programs and shares withheld from LTIP participants and individuals exercising stock options in 2024 to satisfy minimum statutory tax withholding requirements.
COMMON STOCK OFFERINGS
ATM Program
In November 2024, we established an ATM program providing for the offer and sale of shares of Sempra common stock having an aggregate gross sales price of up to $3.0 billion through agents acting as our sales agents or as forward sellers or directly to the agents as principals. The shares may be offered and sold in amounts and at times to be determined by us from time to time. The agents will be entitled to a commission that will not exceed 1.0% of the gross sales price of all shares sold through it as agent pursuant to the Sales Agreement.
Under the ATM program, we may enter into separate forward sale agreements with affiliates of the agents as forward purchasers. We expect to fully physically settle each forward sale agreement, if any. However, we will generally have the right, subject to certain exceptions, to elect to cash settle or net share settle all or any portion of our obligations under any such forward sale agreement. If we enter into a forward sale agreement with any forward purchaser, we expect that such forward purchaser (or its affiliate) will attempt to borrow from third parties and sell, through the relevant agent acting as sales agent for such forward purchaser, shares of our common stock to hedge such forward purchaser’s exposure under such forward sale agreement. We will not receive any proceeds from any sale of shares borrowed by a forward purchaser (or its affiliate) and sold through a forward seller. The forward seller will receive a commission, in the form of a reduction to the initial forward price under the related forward sale agreement, at a mutually agreed rate that will not exceed (subject to certain exceptions) 1.0% of the volume-weighted average of the gross sales price per share of all of the borrowed shares of Sempra common stock sold through such forward seller.
We intend to use a substantial portion of the net proceeds we receive from the issuance and sale by us of any shares of our common stock to or through the agents and any net proceeds we receive through the settlement of any forward sale agreements with the forward purchasers for working capital and other general corporate purposes, including to partly finance anticipated increases to our long-term capital plan and to repay outstanding commercial paper and potentially other indebtedness. At December 31, 2024, approximately $2.7 billion of common stock remained available for sale under the ATM program, which reflects the forward sale agreement that we describe below.
2024 Form 10-K | F-114

November 2024 Forward Sale Agreement
In November 2024, we entered into a forward sale agreement under the ATM program with Bank of America, N.A. as forward purchaser for the sale of 2,909,274 shares of Sempra common stock. The shares offered pursuant to the forward sale agreement were borrowed by the forward purchaser and therefore are not newly issued shares. We did not initially receive any proceeds from the sale of shares pursuant to the forward sale agreement.
At December 31, 2024, a total of 2,909,274 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us occurring no later than June 30, 2026, which is the final settlement date under the agreement. At the initial forward price of $92.1546 per share, we expect that the net proceeds from the full physical settlement of the forward sale agreement would be approximately $268 million (net of sales commissions of approximately $2 million, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). Although we expect to settle the forward sale agreement entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreement. The forward sale agreement is also subject to acceleration by the forward purchaser upon the occurrence of certain events.
November 2023 Common Stock Offering and Forward Sale Agreements
In November 2023, we completed the offering of 19,242,010 shares of our common stock, no par value, in a registered public offering at $70.00 per share ($68.845 per share after deducting underwriting discounts), 17,142,858 shares of which were pursuant to forward sale agreements with an affiliate of Morgan Stanley & Co. LLC and an affiliate of Citigroup Global Markets Inc. (the November 2023 forward purchasers). The shares offered pursuant to the forward sale agreements were borrowed by the underwriters and therefore are not newly issued shares. The underwriters of the offering partially exercised the option we granted them and purchased 2,099,152 shares of common stock directly from us solely to cover overallotments. We received net proceeds of $144 million (net of underwriting discounts and equity issuance costs of $3 million) from the sale of shares to cover overallotments. We did not initially receive any proceeds from the sale of shares pursuant to the forward sale agreements. We used the net proceeds from the sale of the overallotment shares to fund working capital and for other general corporate purposes, including to partly finance our long-term capital plan and to repay commercial paper and other indebtedness.
In December 2024, upon full physical settlement of the forward sale agreements from our November 2023 offering, we received net proceeds of $1.2 billion (net of underwriting discounts and equity issuance costs of $20 million) from the issuance of 17,142,858 shares of Sempra common stock at a forward price of $69.2195 per share. We expect to use the net proceeds from our common stock issued pursuant to the forward sale agreements to fund working capital and for other general corporate purposes, including to partly finance our long-term capital plan and to repay commercial paper and other indebtedness.
COMMON STOCK REPURCHASES
On July 6, 2020, our board of directors authorized the repurchase of shares of our common stock at any time and from time to time in an aggregate amount not to exceed the lesser of $2.0 billion or amounts spent to purchase no more than 25,000,000 shares.
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
As of February 25, 2025, a maximum of $1.25 billion and no more than 19,632,529 shares may yet be purchased under the July 6, 2020 repurchase authorization.
In 2024, 2023 and 2022, we withheld 689,303 shares for $43 million, 412,594 shares for $32 million and 406,512 shares for $28 million, respectively, of our common stock that would otherwise be issued to LTIP participants and individuals exercising stock options in 2024 who do not elect otherwise upon the vesting of RSUs and exercise of stock options in an amount sufficient to satisfy minimum statutory tax withholding requirements. Such share withholding is considered a share repurchase for accounting purposes. The repurchases do not fall under the July 6, 2020 repurchase authorization.
2024 Form 10-K | F-115

NONCONTROLLING INTERESTS
Ownership interests in a consolidated entity that are held by unconsolidated owners are accounted for and reported as NCI.
The following table summarizes net income attributable to Sempra and transfers (to) from NCI, which shows the effects of changes in Sempra’s ownership interest in its subsidiaries on Sempra’s shareholders’ equity.

NET INCOME ATTRIBUTABLE TO SEMPRA AND TRANSFERS (TO) FROM NCI
(Dollars in millions)
	Years ended December 31,
	2023	2022
Sempra:
Net income attributable to Sempra	$3,075	$2,139
Transfers (to) from NCI:
(Decrease) increase in shareholders’ equity for sales of NCI	(49)	710
Net transfers (to) from NCI	(49)	710
Change from net income attributable to Sempra and transfers (to) from NCI	$3,026	$2,849
SI Partners
Sale of NCI to ADIA
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
Sale of NCI to KKR Pinnacle
In connection with the October 2021 sale of NCI to KKR Pinnacle, KKR Pinnacle was entitled to a $200 million credit from Sempra to be applied to capital calls once an LNG project reached a positive final investment decision and met certain projected internal rates of return. In 2023, KKR Pinnacle used $200 million of this credit to fund its share of contributions to SI Partners. As a result, we recorded a $200 million increase in equity held by NCI and a decrease in Sempra’s shareholders’ equity of $145 million, net of a tax benefit.
SI Partners Subsidiaries
Sale of NCI to KKR Denali
In September 2023, a subsidiary of SI Partners completed the sale of a 60% interest in an SI Partners subsidiary (resulting in a 42% NCI in the PA LNG Phase 1 project) to KKR Denali for aggregate cash consideration of $976 million, including post-closing adjustments. As a result of this sale, we recorded a $1.0 billion increase in equity held by NCI and a decrease in Sempra’s shareholders’ equity of $61 million, including $11 million in transaction costs and net of a $23 million tax benefit.
SI Partners’ and KKR Denali’s subsidiaries have made capital contribution commitments to fund their respective equity share of the equity funding amount of anticipated development costs of the PA LNG Phase 1 project, except in certain budget overrun scenarios.
Sale of NCI to ConocoPhillips Affiliate
In March 2023, a subsidiary of SI Partners completed the sale of a 30% interest in an SI Partners subsidiary (resulting in a 30% NCI in the PA LNG Phase 1 project) to an affiliate of ConocoPhillips for aggregate cash consideration of $254 million, including post-closing adjustments. As a result of this sale, we recorded a $234 million increase in equity held by NCI and an increase in Sempra’s shareholders’ equity of $12 million, net of $3 million in transaction costs and $5 million in tax expense.
2024 Form 10-K | F-116

SI Partners’ subsidiary and the ConocoPhillips affiliate have made certain customary capital contribution commitments to fund their respective pro rata equity share of the total anticipated capital calls for the equity portion of the anticipated development costs of the PA LNG Phase 1 project. In addition, both SI Partners and ConocoPhillips provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of December 31, 2024, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2024	2023	2022
Sempra:
Numerator:
Earnings attributable to common shares	$2,817	$3,030	$2,094

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	633,795	630,296	630,318
Dilutive effect of stock options and RSUs(2)	2,112	2,341	2,439
Dilutive effect of common shares sold forward	2,036	96	—
Weighted-average common shares outstanding for diluted EPS	637,943	632,733	632,757

EPS:
Basic	$4.44	$4.81	$3.32
Diluted	$4.42	$4.79	$3.31
(1)     Includes fully vested RSUs held in our Deferred Compensation Plan of 617 in 2024, 717 in 2023 and 805 in 2022. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 13, dilutive RSUs may vary widely from period-to-period.
The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for 2024, 2023 and 2022 excludes potentially dilutive shares related to stock options and RSUs of 747,724, 502,942 and 173,064, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
The potentially dilutive impact from the forward sale of our common stock pursuant to the forward sale agreements that we discuss above is reflected in our diluted EPS calculation using the treasury stock method. We anticipate there will be a dilutive effect on our EPS when the average market price of our common stock shares is above the applicable adjusted forward price, subject to increase or decrease based on the overnight bank funding rate, less a spread, and subject to decrease by amounts related to expected dividends on shares of our common stock during the term of the forward sale agreements. Additionally, if we decide to physically settle or net share settle the forward sale agreements, delivery of our shares to the forward purchasers on any such physical settlement or net share settlement of the forward sale agreements would result in dilution to our EPS.
2024 Form 10-K | F-117

NOTE 13. SHARE-BASED COMPENSATION
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
In the three years ended December 31, 2024, Sempra had the following types of equity awards outstanding:
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
▪Performance-Based Restricted Stock Units: These RSU awards generally vest in Sempra common stock at the end of three-year performance periods based on Sempra’s total return to shareholders relative to that of specified market indices or based on the compound annual growth rate of Sempra’s EPS. The comparative market indices for the awards that vest based on total return to shareholders are the S&P 500 Utilities Index (excluding water companies) and the S&P 500 Index. Awards issued in 2024 are based on the percentile ranking of the compound annual growth rate of Sempra’s adjusted EPS relative to the compound annual growth rate of S&P 500 Utilities Index (excluding water companies) peer companies. For awards issued in 2022 and 2023, we use long-term analyst consensus growth estimates for S&P 500 Utilities Index peer companies (excluding water companies) to develop our targets for awards that vest based on EPS growth. If Sempra’s total return to shareholders or EPS growth is below the target levels but above threshold performance levels, shares are subject to partial vesting on a pro rata basis. If Sempra’s total return to shareholders or EPS growth exceeds target levels, up to an additional 100% of the granted RSUs may be issued. These RSU awards are subject to forfeiture prior to vesting following a termination of employment, except where the retirement criteria under such awards have been met and subject to certain other exceptions described below.
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
SHARE-BASED AWARDS AND COMPENSATION EXPENSE
At December 31, 2024, 15,400,000 common shares were authorized, and 7,628,467 common shares were available for future grants of share-based awards. Our practice is to satisfy share-based awards by issuing new shares rather than by open-market purchases.
2024 Form 10-K | F-118

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
Sempra subsidiaries record an expense for the plans to the extent that subsidiary employees participate in the plans and/or the subsidiaries are allocated a portion of the Sempra plans’ corporate staff costs. Total share-based compensation expense for all of Sempra’s share-based awards was comprised as follows:

SHARE-BASED COMPENSATION EXPENSE
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra:
Share-based compensation expense, before income taxes(1)	$77	$71	$61
Income tax benefit(1)	(9)	(9)	(17)
	$68	$62	$44

Capitalized share-based compensation cost	$13	$12	$11
Excess income tax (benefit) deficiency	(9)	(6)	(3)
SDG&E:
Share-based compensation expense, before income taxes	$12	$13	$11
Income tax benefit	(2)	(2)	(3)
	$10	$11	$8

Capitalized share-based compensation cost	$7	$7	$6
Excess income tax (benefit) deficiency	(1)	(1)	—
SoCalGas:
Share-based compensation expense, before income taxes	$20	$18	$17
Income tax benefit	(4)	(3)	(5)
	$16	$15	$12

Capitalized share-based compensation cost	$6	$5	$5
Excess income tax (benefit) deficiency	(2)	(1)	—
(1)    Includes activity of awards issued from the IEnova 2013 LTIP, which settled in cash upon vesting based on the price of IEnova’s common stock.
2024 Form 10-K | F-119

SEMPRA NONQUALIFIED STOCK OPTIONS
We use a Black-Scholes option-pricing model to estimate the fair value of each nonqualified stock option grant. The use of a valuation model requires us to make certain assumptions about selected model inputs. Expected volatility is calculated based on a blend of the historical and implied volatility of Sempra’s common stock price. The average expected term for options is based on the vesting schedule, contractual term of the option, expected employee exercise and post-termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term estimated at the date of the grant. In 2024, 2023 and 2022, Sempra’s board of directors granted 414,812, 326,574 and 439,796 nonqualified stock options, respectively, that become exercisable over a three-year period. The weighted-average per-share fair value for options granted was $16.43, $17.50 and $10.99 in 2024, 2023 and 2022, respectively. To calculate this fair value, we used the Black-Scholes model with the following weighted-average assumptions:

KEY ASSUMPTIONS FOR STOCK OPTIONS GRANTED

	Years ended December 31,
	2024	2023	2022
Sempra:
Stock price volatility	26.49%	27.35%	26.08%
Expected term	5.36 years	5.36 years	5.36 years
Risk-free rate of return	3.90%	3.89%	1.40%
Annual dividend yield	3.14%	2.98%	3.33%
The following table shows a summary of nonqualified stock options at December 31, 2024 and activity for the year then ended:

NONQUALIFIED STOCK OPTIONS
	Common shares under options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Sempra:
Outstanding at January 1, 2024	1,759,798	$65.99
Granted	414,812	$75.82
Exercised	(23,713)	$62.87
Withheld related to net settlement	(120,231)	$62.87
Outstanding at December 31, 2024	2,030,666	$68.22	6.78	$40

Vested or expected to vest at December 31, 2024	2,030,666	$68.22	6.78	$40
Exercisable at December 31, 2024	1,251,544	$64.45	5.81	$29
The aggregate intrinsic value at December 31, 2024 is the total of the difference between Sempra’s closing common stock price and the exercise price for all in-the-money options. The aggregate intrinsic value for nonqualified stock options exercised was:
▪$4.4 million in 2024
▪zero in 2023
▪$1.7 million in 2022
We expect a negligible amount of total compensation cost related to nonvested stock options not yet recognized as of December 31, 2024 to be recognized over a weighted-average period of 0.6 years. The weighted-average exercise price for nonqualified stock options granted in 2023 and 2022 was $76.86 and $66.00, respectively.
We received cash of $4 million from stock option exercises in 2022.
2024 Form 10-K | F-120

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

KEY ASSUMPTIONS FOR RSUs GRANTED

	Years ended December 31,
	2024	2023	2022
Sempra:
Stock price volatility	21.27%	35.31%	32.82%
Risk-free rate of return	4.06%	4.13%	1.05%
The following table shows a summary of RSUs at December 31, 2024 and activity for the year then ended:

RESTRICTED STOCK UNITS

	Performance-based restricted stock units		Service-based restricted stock units
	Units	Weighted- average grant-date fair value	Units	Weighted- average grant-date fair value
Sempra:
Nonvested at January 1, 2024	1,829,984	$74.46	524,969	$70.63
Granted	721,049	$75.70	321,576	$75.86
Vested	(571,322)	$66.52	(281,494)	$68.68
Forfeited	(73,987)	$76.78	(21,963)	$88.74
Nonvested at December 31, 2024(1)	1,905,724	$77.22	543,088	$74.55
Expected to vest at December 31, 2024	1,865,938	$77.19	525,029	$74.49
(1)    Each RSU represents the right to receive one share of our common stock if applicable performance conditions are satisfied. For all performance-based RSUs, up to an additional 100% of the shares represented by the RSUs may be issued if Sempra exceeds target performance conditions.
In 2024, 2023 and 2022, the total fair value of RSU shares vested during the year was $57 million, $52 million and $54 million, respectively.
We expect $43 million of total compensation cost related to nonvested RSUs not yet recognized as of December 31, 2024 to be recognized over a weighted-average period of 1.80 years. The weighted-average per-share fair values for performance-based RSUs granted were $82.64 and $73.47 in 2023 and 2022, respectively. The weighted-average per-share fair values for service-based RSUs granted were $76.76 and $66.32 in 2023 and 2022, respectively.
2024 Form 10-K | F-121

NOTE 14. SAN ONOFRE NUCLEAR GENERATING STATION
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
NUCLEAR DECOMMISSIONING AND FUNDING
As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison began the decommissioning phase of the plant. Major decommissioning work began in 2020. We expect the majority of the decommissioning work to be completed around 2030. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work for Unit 1 will be completed once Units 2 and 3 are dismantled and the spent fuel is removed from the site. The spent fuel is currently being stored on-site, until the DOE identifies an ISFSI and puts in place a program for the fuel’s disposal, as we discuss below. SDG&E is responsible for approximately 20% of the total decommissioning cost.
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
Except for the use of funds for the planning of decommissioning activities or NDT administrative costs, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs for Units 2 and 3. In January 2025, the CPUC granted SDG&E authorization to access NDT funds of up to $66 million for forecasted 2025 costs.
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
2024 Form 10-K | F-122

Nuclear Decommissioning Trusts
The following table shows the fair values and gross unrealized gains and losses for the securities held in the NDT on the Sempra and SDG&E Consolidated Balance Sheets. We provide additional fair value disclosures for the NDT in Note 10.

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	December 31, 2024
Short-term investments, primarily cash equivalents	$10	$—	$—	$10
Equity securities	78	223	(3)	298
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	67	1	(1)	67
Municipal bonds(2)	295	1	(9)	287
Other securities(3)	234	2	(8)	228
Total debt securities	596	4	(18)	582
Receivables (payables), net	(15)	—	—	(15)
Total	$669	$227	$(21)	$875

	December 31, 2023
Short-term investments, primarily cash equivalents	$21	$—	$—	$21
Equity securities	89	225	(2)	312
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	50	2	(1)	51
Municipal bonds	280	3	(8)	275
Other securities	228	3	(11)	220
Total debt securities	558	8	(20)	546
Receivables (payables), net	(7)	—	—	(7)
Total	$661	$233	$(22)	$872
(1)    Maturity dates are 2025-2055.
(2)    Maturity dates are 2025-2062.
(3)    Maturity dates are 2025-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Proceeds from sales	$874	$592	$639
Gross realized gains	57	27	18
Gross realized losses	10	14	20
Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units was $471 million at December 31, 2024 and is based on a cost study prepared in 2024, which is pending CPUC approval. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. We expect SDG&E’s undiscounted SONGS decommissioning payments to be $89 million in 2025, $57 million in 2026, $37 million in 2027, $25 million in 2028, $11 million in 2029, and $870 million thereafter.
2024 Form 10-K | F-123

U.S. DEPARTMENT OF ENERGY NUCLEAR FUEL DISPOSAL
Spent nuclear fuel from SONGS is currently stored on-site in an ISFSI licensed by the NRC. The ISFSI will operate until 2054, when it is assumed that the DOE will have taken custody of all the SONGS spent fuel. The ISFSI would then be decommissioned, and the site restored to its original environmental state. Until then, SONGS owners are responsible for interim storage of spent nuclear fuel at SONGS.
The Nuclear Waste Policy Act of 1982 made the DOE responsible for accepting, transporting, and disposing of spent nuclear fuel. However, it is uncertain when the DOE will begin accepting spent nuclear fuel from SONGS. This delay will lead to increased costs for spent fuel storage. In November 2019, Edison filed a claim for spent fuel management costs in the U.S. Court of Federal Claims for the time period from January 2017 through July 2018, which is pending approval. Additionally, in July 2024, Edison filed a claim for spent fuel management costs in the U.S. Court of Federal Claims for the time period from August 2018 through December 2021, which is pending approval. SDG&E will continue to support Edison in its pursuit of claims on behalf of the SONGS co-owners against the DOE for its failure to timely accept the spent nuclear fuel.
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
At December 31, 2024, loss contingency accruals for legal matters that are probable and estimable were $41 million for Sempra, including $26 million for SoCalGas. We discuss our policy regarding accrual of legal fees in Note 1.
2024 Form 10-K | F-124

SDG&E
City of San Diego Franchise Agreement
In 2021, two lawsuits were filed in the California Superior Court challenging various aspects of the natural gas and electric franchise agreements granted by the City of San Diego to SDG&E. Both lawsuits ultimately sought to void the franchise agreements. In one of the cases, judgment was granted in favor of SDG&E and the City of San Diego. In November 2024, the Court of Appeal affirmed the trial court judgment in favor of SDG&E and the City of San Diego. The plaintiff in that case has further appealed. In the second case, the court ruled in favor of SDG&E and the City of San Diego, upholding all terms of the franchise agreements, except for the two-thirds City Council vote requirement for termination if the City decides to terminate under certain circumstances. Under the court’s ruling, the City can instead terminate on a majority vote, so long as it satisfies repayment provisions under the franchise agreements. Both sides have appealed the ruling.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County.
In September 2021, SoCalGas and Sempra entered into an agreement with counsel to resolve approximately 390 lawsuits including approximately 36,000 plaintiffs (the Individual Plaintiffs) then pending against SoCalGas and Sempra related to the Leak for a payment of up to $1.8 billion. Over 99% of the Individual Plaintiffs participated and submitted valid releases, and SoCalGas paid $1.79 billion in 2022 under the agreement. The Individual Plaintiffs who did not participate in the settlement (the Non-Settling Individual Plaintiffs) are able to continue to pursue their claims. As of February 19, 2025, there are approximately 520 plaintiffs who are either new plaintiffs or Non-Settling Individual Plaintiffs.
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
SoCalGas recorded total charges of $259 million ($199 million after tax) in the year ended December 31, 2022 in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Consolidated Statements of Operations related to the litigation and regulatory proceedings associated with the Leak.
Aliso Canyon Natural Gas Storage Facility Regulatory Proceeding – Resolved
In February 2017, the CPUC opened proceeding SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, but excluding issues with respect to air quality, public health, causation, culpability or cost responsibility regarding the Leak. The first phase of the proceeding established a framework for the hydraulic, production cost and economic modeling assumptions for the potential reduction in usage or elimination of the Aliso Canyon natural gas storage facility, as well as evaluating the impacts of reducing or eliminating the Aliso Canyon natural gas storage facility using the established framework and models. The next phase of the proceeding included engaging a consultant to analyze alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated in either the 2027 or 2035 timeframe, and to address potential implementation of alternatives to the Aliso Canyon natural gas storage facility if the CPUC determines that the Aliso Canyon natural gas storage facility should be permanently closed. The CPUC also added all California IOUs as parties to the proceeding and encouraged all load-serving entities in the Los Angeles Basin to join the proceeding.
In December 2024, the CPUC approved an FD in the SB 380 OII finding that the Aliso Canyon natural gas storage facility is currently necessary for natural gas and electric reliability and affordable rates and closed the OII. Among other things, and subject to future CPUC biennial reviews and potential additional proceedings, the FD authorizes the Aliso Canyon natural gas storage facility to continue operating and sets the maximum working natural gas storage level at 68.6 bcf.
2024 Form 10-K | F-125

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
Land Disputes. Sempra Infrastructure has been engaged in a long-running land dispute with a claimant relating to property adjacent to its ECA Regas Facility that allegedly overlaps with land owned by the ECA Regas Facility (the facility, however, is not situated on the land that is the subject of this dispute), as follows:
▪The claimant to the adjacent property filed complaints in the federal Agrarian Court challenging the refusal of SEDATU in 2006 to issue title to him for the disputed property. In November 2013, the federal Agrarian Court ordered that SEDATU issue the requested title to the claimant and cause it to be registered. Both SEDATU and Sempra Infrastructure challenged the ruling due to lack of notification of the underlying process. In May 2019, a federal court in Mexico reversed the ruling and ordered a retrial. In November 2024, the plaintiff withdrew the lawsuit and the case was dismissed, definitively resolving this matter.
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
In addition, a plaintiff filed a claim in the federal Agrarian Court that seeks to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The proceeding, which seeks an order that SEDATU annul the ECA Regas Facility’s competing property title, was initiated in 2006 and, in July 2021, a decision was issued in favor of the ECA Regas Facility. The plaintiff appealed and, in February 2022, the appellate court confirmed the ruling in favor of the ECA Regas Facility and dismissed the appeal. The plaintiff filed a federal appeal against the appellate court ruling. In August 2024, the Federal Collegiate Circuit Court ruled in favor of the ECA Regas Facility. In November 2024, the plaintiff filed an appeal with the Mexican Supreme Court.
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
2024 Form 10-K | F-126

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
Port Arthur LNG
The PA LNG Phase 1 project holds two Clean Air Act Prevention of Significant Deterioration permits issued by the TCEQ, which we refer to as the “2016 Permit” and the “2022 Permit.” The 2022 Permit also governs emissions for the proposed PA LNG Phase 2 project. In November 2023, a panel of the U.S. Court of Appeals for the Fifth Circuit issued a decision to vacate and remand the 2022 Permit to the TCEQ for additional explanation of the agency’s permit decision. In February 2024, the court withdrew its opinion and referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. In February 2025, the Supreme Court of Texas adopted Port Arthur LNG’s interpretation of the standard. Port Arthur LNG continues to litigate this matter before the U.S. Court of Appeals for the Fifth Circuit, which will apply the standard adopted by the Supreme Court of Texas. The 2022 Permit is effective during the pending litigation. The 2016 Permit was not the subject of, and is unaffected by, the pending litigation of the 2022 Permit. Construction of the PA LNG Phase 1 project is proceeding uninterrupted under existing permits, and we do not currently anticipate the pending litigation to materially impact the PA LNG Phase 1 project cost, schedule or expected commercial operations at this stage.
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
2024 Form 10-K | F-127

RBS Sempra Commodities LLP – Resolved
As we discuss in Note 5, Sempra held an equity method investment in RBS Sempra Commodities LLP, a limited liability partnership that was substantially liquidated in 2024. In 2015, liquidators filed a claim in the High Court of Justice against The Royal Bank of Scotland plc (now NatWest Markets plc, our partner in the JV) and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS Sempra Energy Europe, a subsidiary of RBS Sempra Commodities LLP. The claim alleged that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants were liable to provide for equitable compensation due to dishonest assistance and compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies. The Defendants appealed and, in May 2021, the Court of Appeal set aside the High Court of Justice’s decision and ordered a retrial. In July 2022, the Supreme Court of the U.K. denied the Liquidating Companies application for permission to appeal the Court of Appeal’s decision. In January 2024, the parties settled the Liquidating Companies’ claim against the Defendants, which fully resolved these matters.
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
Some of our lease agreements contain nonlease components, which represent activities that transfer a separate good or service to the lessee. As the lessee for both operating and finance leases, we have elected to combine lease and nonlease components as a single lease component for real estate, fleet vehicles, aircraft, power generating facilities and pipelines, whereby fixed or in-substance fixed payments allocable to the nonlease component are accounted for as part of the related lease liability and ROU asset. As the lessor, we have elected to combine lease and nonlease components as a single lease component for refined products terminals if the timing and pattern of transfer of the lease and nonlease components are the same and the lease component would be classified as an operating lease if accounted for separately.
Lessee Accounting
We have operating and finance leases for real and personal property (including office space, land, fleet vehicles, aircraft, tugboats, machinery and equipment, warehouses and other operational facilities) and PPAs with renewable energy, energy storage and peaker plant facilities.
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
2024 Form 10-K | F-128

Rather, these variable lease payments are recognized separately as variable lease costs. SDG&E estimates these variable lease payments to be $296 million in 2025, $290 million in 2026, $289 million in 2027, $290 million in 2028, $289 million in 2029 and $1.9 billion thereafter.
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
2024 Form 10-K | F-129

Classification of ROU assets and lease liabilities and the weighted-average remaining lease term and discount rate associated with operating and finance leases are summarized in the table below.

LESSEE INFORMATION ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	December 31,
	2024	2023	2024	2023	2024	2023
ROU assets:
Operating leases:
ROU assets	$1,177	$723	$795	$368	$18	$29

Finance leases:
PP&E	1,626	1,585	1,426	1,412	200	173
Accumulated depreciation	(311)	(246)	(221)	(179)	(90)	(66)
PP&E, net	1,315	1,339	1,205	1,233	110	107
Total ROU assets	$2,492	$2,062	$2,000	$1,601	$128	$136

Lease liabilities:
Operating leases:
Other current liabilities(1)	$91	$70	$68	$50	$8	$10
Deferred credits and other(2)	1,019	599	734	325	9	18
	1,110	669	802	375	17	28
Finance leases:
Current portion of long-term debt and finance leases	65	64	42	41	23	23
Long-term debt and finance leases	1,250	1,276	1,163	1,192	87	84
	1,315	1,340	1,205	1,233	110	107
Total lease liabilities	$2,425	$2,009	$2,007	$1,608	$127	$135

Weighted-average remaining lease term (in years):
Operating leases	13	13	12	10	2	3
Finance leases	14	15	15	16	6	6
Weighted-average discount rate:
Operating leases(3)	6.10%	6.64%	5.06%	4.52%	4.70%	4.54%
Finance leases	13.71%	13.80%	14.11%	14.18%	5.35%	4.94%
(1)    Includes $43 and $18 related to PPAs at December 31, 2024 and 2023, respectively, at both Sempra and SDG&E.
(2)    Includes $627 and $208 related to PPAs at December 31, 2024 and 2023, respectively, at both Sempra and SDG&E.
(3)    Weighted-average discount rate related to PPAs at December 31, 2024 and 2023 is 5.04% and 4.19%, respectively, at both Sempra and SDG&E. Weighted-average discount rate related to all other operating leases at December 31, 2024 and 2023 is 7.41% and 7.57%, respectively, at Sempra and 5.23% and 5.06%, respectively, at SDG&E.
2024 Form 10-K | F-130

The components of lease costs were as follows:

LESSEE INFORMATION ON THE CONSOLIDATED STATEMENTS OF OPERATIONS(1)
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	Years ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022

Operating lease costs(2)	$118	$99	$83	$71	$53	$45	$12	$13	$18

Finance lease costs:
Amortization of ROU assets(3)	65	60	48	42	40	33	23	20	15
Interest on lease liabilities	178	182	184	173	177	181	6	5	2
Total finance lease costs	243	242	232	215	217	214	29	25	17

Short-term lease costs(4)	9	9	3	8	8	2	—	—	—
Variable lease costs(4)	472	458	411	460	447	399	10	10	11
Total lease costs	$842	$808	$729	$754	$725	$660	$51	$48	$46
(1)    Includes costs capitalized in PP&E.
(2)    Includes $37, $21, and $10 related to PPAs in 2024, 2023 and 2022, respectively, at both Sempra and SDG&E.
(3)    Included in O&M, except for $30, $29 and $25 at Sempra and $29, $28 and $24 at SDG&E in 2024, 2023 and 2022, respectively, and $1 at SoCalGas in each of 2024, 2023 and 2022, which is included in Depreciation and Amortization Expense.
(4)    Short-term leases with variable lease costs are recorded and presented as variable lease costs.
Cash paid for amounts included in the measurement of lease liabilities and supplemental noncash information were as follows:

LESSEE INFORMATION ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Sempra			SDG&E			SoCalGas
	Years ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Operating activities:
Cash paid for operating leases	$112	$85	$88	$70	$46	$45	$12	$13	$18
Cash paid for finance leases	163	167	169	158	162	166	6	5	2
Financing activities:
Cash paid for finance leases	66	60	48	42	40	33	24	20	15
Increase in operating lease obligations for ROU assets	520	143	142	474	134	134	—	—	1
Increase in finance lease obligations for investment in PP&E	41	57	57	14	17	16	27	40	41

2024 Form 10-K | F-131

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities at December 31, 2024:

LESSEE MATURITY ANALYSIS OF LIABILITIES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	Operating leases(1)	Finance leases	Operating leases(1)	Finance leases(2)	Operating leases	Finance leases
2025	$142	$224	$97	$196	$10	$28
2026	142	220	98	195	7	25
2027	134	218	97	194	—	24
2028	128	212	92	193	—	19
2029	124	204	89	190	—	14
Thereafter	966	1,745	571	1,727	—	18
Total undiscounted lease payments	1,636	2,823	1,044	2,695	17	128
Less: imputed interest	(526)	(1,508)	(242)	(1,490)	—	(18)
Total lease liabilities	1,110	1,315	802	1,205	17	110
Less: current lease liabilities	(91)	(65)	(68)	(42)	(8)	(23)
Long-term lease liabilities	$1,019	$1,250	$734	$1,163	$9	$87
(1)    Includes $76 in 2025, $75 in 2026, $76 in 2027, $75 in each of 2028 and 2029, and $525 thereafter related to PPAs.
(2)     Substantially all amounts are related to PPAs.
Leases That Have Not Yet Commenced
SDG&E has entered into four PPAs, of which SDG&E expects two will commence in 2025 and two will commence in 2026. SDG&E expects the future minimum lease payments to be $16 million in 2025, $41 million in 2026, $43 million each of 2027 through 2029 and $459 million thereafter (through expiration in 2041).
SoCalGas has entered into a lease agreement for a new headquarters office space in Los Angeles that it expects will commence in 2026. In 2024, SoCalGas prepaid $1 million and expects the future minimum lease payments to be $8 million in 2028, $9 million in 2029 and $134 million thereafter (through expiration in 2041).
Sempra Infrastructure has entered into a lease agreement for tugboat services for the PA LNG Phase 1 project that it expects will commence in 2027. Sempra Infrastructure expects the future minimum lease payments to be $10 million in 2027, $12 million, in each of 2028 and 2029 and $198 million thereafter (through expiration in 2047, exclusive of certain renewal options) and total future minimum fixed payments for operation and maintenance services to be $184 million.
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
2024 Form 10-K | F-132

LESSOR INFORMATION
(Dollars in millions)
	December 31,
	2024	2023
Sempra – Assets subject to operating leases:
Property, plant and equipment:
Pipelines and storage	$1,313	$1,304
Refined products terminals	623	621
Other	77	77
Total	2,013	2,002
Accumulated depreciation	(605)	(539)
Property, plant and equipment, net	$1,408	$1,463

	December 31, 2024
Sempra – Maturity analysis of lease payments:	Operating leases	Sales-type leases
2025	$318	$17
2026	272	9
2027	269	—
2028	268	—
2029	246	—
Thereafter	2,324	—
Total undiscounted cash flows	$3,697	26
Less: present value of lease payments (recognized as lease receivable)(1)		(23)
Difference between undiscounted cash flows and discounted cash flows		$3
(1)     Includes $15 in Other Current Assets and $8 in Other Long-Term Assets on the Consolidated Balance Sheet.

LESSOR INFORMATION ON THE CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra – Sales-type leases:
Interest income	$5	$6	$8
Total revenues from sales-type leases(1)	$5	$6	$8

Sempra – Operating leases:
Fixed lease payments	$340	$321	$290
Variable lease payments	38	34	10
Total revenues from operating leases(1)	$378	$355	$300

Depreciation expense	$73	$62	$54
(1)     Included in Revenues: Energy-Related Businesses on the Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
Natural Gas Contracts
SoCalGas procures natural gas for both SDG&E’s and SoCalGas’ core customers in a combined portfolio. SoCalGas buys natural gas under short-term and long-term contracts for this portfolio from various producing regions in the southwestern U.S., U.S. Rockies and Canada.
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
2024 Form 10-K | F-133

Payments on our natural gas contracts could exceed the minimum commitment based on portfolio needs. At December 31, 2024, the future minimum payments under existing natural gas contracts and natural gas storage and transportation contracts are as follows:

FUTURE MINIMUM PAYMENTS
(Dollars in millions)
	Sempra			SoCalGas
	Storage and transportation	Natural gas(1)	Total(1)	Transportation	Natural gas	Total
2025	$229	$65	$294	$130	$61	$191
2026	225	175	400	125	108	233
2027	203	271	474	104	124	228
2028	155	242	397	71	83	154
2029	140	152	292	59	—	59
Thereafter	1,283	212	1,495	118	—	118
Total minimum payments	$2,235	$1,117	$3,352	$607	$376	$983
(1)    Excludes amounts related to the LNG purchase agreement that we discuss below.
Total payments under natural gas contracts and natural gas storage and transportation contracts as well as payments to meet additional portfolio needs at Sempra and SoCalGas were as follows:

PAYMENTS UNDER NATURAL GAS CONTRACTS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra	$1,185	$4,030	$2,536
SoCalGas	1,088	3,857	2,492
LNG Purchase Agreement
Sempra Infrastructure has an SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2025 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure.
At December 31, 2024, the following LNG commitment amounts are based on the assumption that all LNG cargoes under the agreement are delivered, less those already confirmed to be diverted as of December 31, 2024.

LNG COMMITMENT AMOUNTS
(Dollars in millions)
Sempra:
2025	$355
2026	640
2027	657
2028	646
2029	402
Total	$2,700
Actual LNG purchases were approximately $23 million in 2024, $30 million in 2023 and $108 million in 2022 due to the supplier electing to divert cargoes as allowed by the agreement.
2024 Form 10-K | F-134

PPAs Not Accounted for as Leases
Payments on SDG&E’s PPAs could exceed the minimum commitments based on energy needs. These PPAs expire on various dates through 2041. At December 31, 2024, the future minimum payments under long-term PPAs for Sempra and SDG&E are as follows:

FUTURE MINIMUM PAYMENTS(1)
(Dollars in millions)
2025	$97
2026	116
2027	114
2028	114
2029	114
Thereafter	746
Total minimum payments	$1,301
(1)    Excludes PPAs accounted for as operating leases and finance leases.
Payments on these contracts represent capacity charges and minimum energy and transmission purchases that exceed the minimum commitment. SDG&E is required to pay additional amounts for actual purchases of energy that exceed the minimum energy commitments. SDG&E estimates these variable payments to be $79 million in each of 2025 and 2026, $80 million in each of 2027 through 2029 and $440 million thereafter. Total fixed and variable payments under PPAs not accounted for as leases for Sempra and SDG&E were $326 million in 2024, $325 million in 2023 and $297 million in 2022.
Construction and Development Projects
SDG&E
At December 31, 2024, SDG&E has commitments to make future payments of $133 million for construction projects that include:
▪$100 million related to construction supply agreements;
▪$19 million related to spent fuel management at SONGS; and
▪$14 million for infrastructure improvements for electric transmission and distribution systems.
SDG&E expects future payments under these contractual commitments to be $115 million in 2025, $1 million in each of 2026 through 2028, $2 million in 2029 and $13 million thereafter.
OTHER COMMITMENTS
SDG&E
We discuss nuclear insurance and nuclear fuel disposal related to SONGS in Note 14.
Fire Mitigation Fund
In connection with the completion of the Sunrise Powerlink project in 2012, the CPUC required that SDG&E establish a fire mitigation fund to minimize the risk of fire as well as reduce the potential wildfire impact on residences and structures near the Sunrise Powerlink. The future payments for these contractual commitments, for which a liability has been recorded, are expected to be $4 million per year in 2025 through 2029 and $264 million thereafter, subject to escalation of 2% per year, ending in 2069. At December 31, 2024, the present value of these future payments of $124 million has been recorded as a regulatory asset as the amounts represent a cost that we expect will be recovered from customers in the future.
Franchise Agreements
In July 2021, SDG&E’s natural gas and electric franchise agreements for the City of San Diego went into effect. These franchise agreements provide SDG&E the opportunity to serve the City of San Diego for a period of 20 years, consisting of 10-year agreements that will automatically renew for an additional 10 years unless the City Council voids the automatic renewals. At December 31, 2024, SDG&E has commitments to make future principal and interest payments as consideration for the franchise agreements of $14 million in 2025, $4 million in 2026, $2 million in each of 2027 through 2029 and $45 million thereafter. The consideration paid will not be recovered from customers and will be amortized over 20 years.
2024 Form 10-K | F-135

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
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $53 million for Sempra, $13 million for SDG&E and $16 million for SoCalGas at December 31, 2024.
Other Environmental Issues
We generally capitalize the significant costs we incur to mitigate or prevent future environmental contamination or extend the life, increase the capacity, or improve the safety or efficiency of property used in current operations. The following table shows our capital expenditures (including construction work in progress) in order to comply with environmental laws and regulations:

CAPITAL EXPENDITURES FOR ENVIRONMENTAL ISSUES
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Sempra	$65	$107	$87
SDG&E	23	29	31
SoCalGas	42	78	56
We have not identified any significant environmental issues outside the U.S.
At SDG&E and SoCalGas, costs that relate to current operations or an existing condition caused by past operations are generally recorded as a regulatory asset due to the probability that these costs will be recovered in rates.
The environmental issues currently facing us, except for those resolved during the last three years, include (1) investigation and remediation of SDG&E’s and SoCalGas’ manufactured-gas sites, (2) cleanup of third-party waste-disposal sites used by SDG&E and SoCalGas at which we have been identified as a PRP and (3) mitigation of damage to the marine environment caused by the cooling-water discharge from SONGS.
2024 Form 10-K | F-136

The table below shows the status at December 31, 2024 of SDG&E’s and SoCalGas’ manufactured-gas sites and the third-party waste-disposal sites for which we have been identified as a PRP:

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
The following table shows our accrued liabilities for environmental matters at December 31, 2024. Of the total liability, $14 million at SoCalGas is recorded on a discounted basis, with a weighted-average discount rate of 2.45%.

ACCRUED LIABILITIES FOR ENVIRONMENTAL MATTERS
(Dollars in millions)
	Sempra(1)	SDG&E(1)	SoCalGas
Manufactured-gas sites	$34	$—	$34
Waste disposal sites (PRP)(2)	8	5	3
Other hazardous waste sites	12	11	1
Total(3)	$54	$16	$38
(1)    Does not include SDG&E’s liability for SONGS marine environment mitigation.
(2)     Sites for which we have been identified as a PRP.
(3)    Includes $6, $1, $5 classified as current liabilities and $48, $15 and $33 classified as noncurrent liabilities on Sempra’s, SDG&E’s and SoCalGas’ Consolidated Balance Sheets, respectively.
We expect future payments related to our environmental liabilities on an undiscounted basis to be $6 million in 2025, $4 million in 2026, $8 million in 2027, $24 million in 2028, $1 million in 2029 and $14 million thereafter.
In connection with the issuance of operating permits, SDG&E and the other owners of SONGS previously reached an agreement with the California Coastal Commission to mitigate the damage to the marine environment caused by the cooling-water discharge from SONGS during its operation. SONGS’ early retirement, described in Note 14, does not reduce SDG&E’s mitigation obligation. SDG&E’s share of the estimated mitigation costs is $154 million, of which $56 million has been incurred through December 31, 2024 and $98 million is accrued for remaining costs through 2059, which is recoverable in rates and included in noncurrent Regulatory Assets on Sempra’s and SDG&E’s Consolidated Balance Sheets.
2024 Form 10-K | F-137

NOTE 16. SEGMENT INFORMATION
SEMPRA
Sempra is a California-based holding company whose businesses invest in, develop and operate energy infrastructure in North America and provide electric and gas services to customers. Sempra has the following three operating and reportable segments, which are managed separately based on services provided, geographic location and regulatory framework:
▪Sempra California provides natural gas and electric service to Southern California and part of central California through Sempra’s wholly owned subsidiaries, SDG&E and SoCalGas, which are regulated public utilities.
▪Sempra Texas Utilities holds our equity method investment in Oncor Holdings, which owns an 80.25% interest in Oncor, a regulated electric transmission and distribution utility serving customers in the north-central, eastern, western and panhandle regions of Texas; and our equity method investment in Sharyland Holdings, which owns Sharyland Utilities, a regulated electric transmission utility serving customers near the Texas-Mexico border.
▪Sempra Infrastructure includes the operating companies of SI Partners, in which Sempra Infrastructure owns a 70% interest, as well as a holding company and certain services companies. Sempra Infrastructure develops, builds, operates and invests in energy infrastructure to help provide safe, sustainable and reliable access to cleaner energy in markets in the U.S., Mexico and globally.
Sempra’s CODM, who is its chief executive officer, uses segment earnings attributable to common shares predominantly in the annual financial planning process to assess financial performance. Sempra’s CODM prioritizes resource allocation to each segment in a manner that aligns with Sempra’s capital expenditures plan, which is focused on safety, reliability and modernization of its segments’ infrastructure while supporting customer affordability; investing in incremental infrastructure growth projects with attractive risk-adjusted returns; maintaining a strong balance sheet; and returning cash to shareholders.
The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 1. Sempra accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The cost of common services shared by the reportable segments is assigned directly or allocated based on various cost factors, depending on the nature of the service provided. Parent and other allocates depreciation expense to the reportable segments without allocating the related depreciable assets to those reportable segments. Interest income and interest expense are recorded on intersegment loans. We have eliminated intersegment accounts and transactions within Sempra’s consolidated financial statements. Amounts labeled as “Parent and other,” which does not meet the definition of an operating or reportable segment, consist primarily of activities of parent organizations.
2024 Form 10-K | F-138

The following tables present selected information by segment and reconciliations of assets, capital expenditures for PP&E, and earnings attributable to common shares to Sempra’s consolidated totals.

SEGMENT INFORMATION
(Dollars in millions)
		December 31,
		2024	2023
ASSETS
Sempra California		$56,116	$53,430
Sempra Texas Utilities		15,534	14,392
Sempra Infrastructure		22,954	19,430
Segment totals		94,604	87,252
Parent and other		2,622	967
Intersegment eliminations(1)		(1,071)	(1,038)
Total Sempra		$96,155	$87,181
EQUITY METHOD INVESTMENTS
Sempra Texas Utilities		$15,522	$14,380
Sempra Infrastructure		2,411	2,129
Segment totals/Total Sempra		$17,933	$16,509
GEOGRAPHIC LOCATION OF PROPERTY, PLANT AND EQUIPMENT, NET
United States		$52,952	$46,935
Mexico		8,485	8,024
Rest of the world		—	1
Total Sempra		$61,437	$54,960

	Years ended December 31,
	2024	2023	2022
CAPITAL EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT
Sempra California	$4,753	$4,560	$4,466
Sempra Infrastructure	3,459	3,832	884
Segment totals	8,212	8,392	5,350
Parent and other	3	5	7
Total Sempra	$8,215	$8,397	$5,357
GEOGRAPHIC LOCATION OF REVENUES(2)
United States	$11,623	$14,973	$13,015
Mexico	1,562	1,747	1,424
Total Sempra	$13,185	$16,720	$14,439
(1)     Primarily includes an intersegment loan from Sempra Infrastructure to Parent and other related to deferred income taxes.
(2)     Amounts are based on where the revenue originated, after intersegment eliminations.
2024 Form 10-K | F-139

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Sempra California	Sempra Texas Utilities(1)	Sempra Infrastructure	Sempra
	Year ended December 31, 2024
Revenues	$11,382		$1,882
Depreciation and amortization	(2,133)		(297)
Interest income	14		25
Interest expense(2)	(848)		243
Income tax (expense) benefit	(184)		164
Equity earnings	—	$788	802
Earnings attributable to noncontrolling interests	—	—	(638)
Other segment items(3)	(6,385)	(7)	(1,270)
Segment earnings attributable to common shares	$1,846	$781	$911	$3,538
Parent and other				(721)
Earnings attributable to common shares				$2,817

	Year ended December 31, 2023
Revenues	$13,761		$3,071
Depreciation and amortization	(1,937)		(281)
Interest income	24		43
Interest expense(2)	(782)		(129)
Income tax benefit (expense)	31		(673)
Equity earnings	—	$701	740
Earnings attributable to noncontrolling interests	—	—	(543)
Other segment items(3)	(9,350)	(7)	(1,351)
Segment earnings attributable to common shares	$1,747	$694	$877	$3,318
Parent and other				(288)
Earnings attributable to common shares				$3,030

	Year ended December 31, 2022
Revenues	$12,577		$1,919
Depreciation and amortization	(1,743)		(268)
Interest income	11		44
Interest expense	(647)		(104)
Income tax expense	(320)		(249)
Equity earnings	—	$742	756
Earnings attributable to noncontrolling interests	—	—	(146)
Other segment items(3)	(8,364)	(6)	(1,642)
Segment earnings attributable to common shares	$1,514	$736	$310	$2,560
Parent and other				(466)
Earnings attributable to common shares				$2,094
(1)    Substantially all earnings attributable to common shares are from equity earnings.
(2)    Sempra Infrastructure includes net unrealized gains (losses) from undesignated interest rate swaps related to the PA LNG Phase 1 project.
(3)    Includes cost of natural gas, cost of electric fuel and purchased power, O&M, Aliso Canyon litigation and regulatory matters, franchise fees and other taxes, other income (expense), net, and preferred dividends for Sempra California; O&M, interest expense, and income tax expense (benefit) for Sempra Texas Utilities related to activities at the holding company; and cost of natural gas, energy-related businesses cost of sales, O&M, franchise fees and other taxes, and other income (expense), net, for Sempra Infrastructure.
2024 Form 10-K | F-140

The following table presents revenues by services by segment, reconciled to Sempra’s consolidated revenues.

REVENUES BY SERVICES
(Dollars in millions)
	Sempra California	Sempra Infrastructure	Sempra
	Year ended December 31, 2024
Revenues from external customers:
Utilities	$10,985	$78
Energy-related businesses	—	755
Total revenues from external customers(1)	10,985	833	$11,818
Other revenues(2):
Utilities	374	—
Energy-related businesses	—	993
Total other revenues	374	993	1,367
Intersegment revenues(3):
Utilities	23	—
Energy-related businesses	—	56
Total intersegment revenues	23	56	79
Segment revenues	$11,382	$1,882	13,264
Intersegment eliminations			(79)
Revenues			$13,185

	Year ended December 31, 2023
Revenues from external customers:
Utilities	$13,668	$87
Energy-related businesses	—	1,094
Total revenues from external customers(1)	13,668	1,181	$14,849
Other revenues(2):
Utilities	75	—
Energy-related businesses	—	1,796
Total other revenues	75	1,796	1,871
Intersegment revenues(3):
Utilities	18	—
Energy-related businesses	—	94
Total intersegment revenues	18	94	112
Segment revenues	$13,761	$3,071	16,832
Intersegment eliminations			(112)
Revenues			$16,720

	Year ended December 31, 2022
Revenues from external customers:
Utilities	$11,930	$89
Energy-related businesses	—	1,704
Total revenues from external customers(1)	11,930	1,793	$13,723
Other revenues(2):
Utilities	633	—
Energy-related businesses	—	83
Total other revenues	633	83	716
Intersegment revenues(3):
Utilities	14	—
Energy-related businesses	—	43
Total intersegment revenues	14	43	57
Segment revenues	$12,577	$1,919	14,496
Intersegment eliminations			(57)
Revenues			$14,439
(1)    We did not have revenues from transactions with a single external customer that amounted to 10% or more of Sempra’s total revenues.
(2)    See “Revenues from Sources Other Than Contracts with Customers” in Note 3 for a description of this revenue source, which may be additive or subtractive from period to period.
(3)    See “Transactions with Affiliates” in Note 1 for a description of services provided by one operating segment to another operating segment within Sempra.
2024 Form 10-K | F-141

SDG&E
SDG&E is a regulated public utility that provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County. SDG&E has one operating and reportable segment.
SDG&E’s CODM, who is its chief executive officer, utilizes earnings attributable to common shares to manage the business, assess performance and allocate resources. SDG&E’s CODM allocates resources to support the delivery of safe, reliable and affordable energy to customers.
Total assets at SDG&E were $30.8 billion and $29.2 billion at December 31, 2024 and 2023, respectively. The following table presents selected information for SDG&E’s single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
SDG&E:
Revenues from external customers:
Electric	$4,164	$4,750	$4,687
Natural gas	878	1,204	899
Total revenues from external customers(1)	5,042	5,954	5,586
Other revenues(2):
Electric	149	(401)	109
Natural gas	150	44	143
Total other revenues	299	(357)	252
Total revenues	5,341	5,597	5,838
Depreciation and amortization	(1,223)	(1,098)	(982)
Interest income	5	15	5
Interest expense	(525)	(497)	(449)
Income tax (expense) benefit	(153)	26	(182)
Other segment items(3)	(2,554)	(3,107)	(3,315)
Earnings attributable to common shares	$891	$936	$915

Capital expenditures for property, plant and equipment	$2,522	$2,540	$2,473
(1)    We did not have revenues from transactions with a single external customer that amounted to 10% or more of SDG&E’s total revenues.
(2)    See “Revenues from Sources Other Than Contracts with Customers” in Note 3 for a description of this revenue source, which may be additive or subtractive from period to period.
(3)    Includes cost of electric fuel and purchased power, cost of natural gas, O&M, franchise fees and other taxes, and other income (expense), net.
2024 Form 10-K | F-142

SOCALGAS
SoCalGas is a regulated public natural gas distribution utility, serving customers throughout most of Southern California and part of central California. SoCalGas has one operating and reportable segment.
SoCalGas’ CODM, who is its chief executive officer, utilizes earnings attributable to common shares to manage the business, assess performance and allocate resources. SoCalGas’ CODM allocates resources to support the delivery of safe, reliable and affordable energy to customers.
Total assets at SoCalGas were $25.4 billion and $24.3 billion at December 31, 2024 and 2023, respectively. The following table presents selected information for SoCalGas’ single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
SoCalGas:
Natural gas:
Revenues from external customers(1)	$6,134	$7,857	$6,459
Other revenues(2)	75	432	381
Total revenues	6,209	8,289	6,840
Aliso Canyon litigation and regulatory matters	—	—	(259)
Depreciation and amortization	(910)	(839)	(761)
Interest income	9	9	6
Interest expense	(323)	(285)	(198)
Income tax (expense) benefit	(31)	5	(138)
Other segment items(3)	(3,999)	(6,368)	(4,891)
Earnings attributable to common shares	$955	$811	$599

Capital expenditures for property, plant and equipment	$2,231	$2,020	$1,993
(1)    We did not have revenues from transactions with a single external customer that amounted to 10% or more of SoCalGas’ total revenues.
(2)    See “Revenues from Sources Other Than Contracts with Customers” in Note 3 for a description of this revenue source, which may be additive or subtractive from period to period.
(3)    Includes cost of natural gas, O&M, franchise fees and other taxes, and other income (expense), net, and preferred dividends.
2024 Form 10-K | F-143

2024 Form 10-K | S-1

SEMPRA
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2024	2023	2022
Interest income	$29	$31	$35
Interest expense	(490)	(444)	(326)
Operating expenses	(105)	(101)	(92)
Other income (expense), net	25	31	(58)
Income tax benefit	165	134	111
Loss before equity in earnings of subsidiaries	(376)	(349)	(330)
Equity in earnings of subsidiaries, net of income taxes	3,237	3,423	2,468
Net income	2,861	3,074	2,138
Preferred dividends	(44)	(44)	(44)
Earnings	$2,817	$3,030	$2,094

Basic EPS:
Earnings	$4.44	$4.81	$3.32
Weighted-average common shares outstanding	633,795	630,296	630,318

Diluted EPS:
Earnings	$4.42	$4.79	$3.31
Weighted-average common shares outstanding	637,943	632,733	632,757
See Notes to Condensed Financial Information of Parent.
2024 Form 10-K | S-2

SEMPRA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2024, 2023 and 2022
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
2024:
Net income	$2,696	$165	$2,861
Other comprehensive income (loss):
Foreign currency translation adjustments	(30)	—	(30)
Financial instruments	14	(2)	12
Pension and other postretirement benefits	18	(16)	2
Total other comprehensive income (loss)	2	(18)	(16)
Comprehensive income	$2,698	$147	$2,845
2023:
Net income	$2,940	$134	$3,074
Other comprehensive income (loss):
Foreign currency translation adjustments	23	—	23
Financial instruments	57	(18)	39
Pension and other postretirement benefits	(39)	8	(31)
Total other comprehensive income	41	(10)	31
Comprehensive income	$2,981	$124	$3,105
2022:
Net income	$2,027	$111	$2,138
Other comprehensive income (loss):
Foreign currency translation adjustments	11	—	11
Financial instruments	221	(55)	166
Pension and other postretirement benefits	3	(6)	(3)
Total other comprehensive income	235	(61)	174
Comprehensive income	$2,262	$50	$2,312
See Notes to Condensed Financial Information of Parent.
2024 Form 10-K | S-3

SEMPRA
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,
	2024	2023
Assets:
Cash and cash equivalents	$1,416	$3
Restricted cash	2	2
Due from affiliates	88	105
Income taxes receivable, net	71	—
Other current assets	10	11
Total current assets	1,587	121

Investments in subsidiaries	42,305	38,499
Due from affiliates	25	18
Deferred income taxes	209	429
Other long-term assets	1,152	1,095
Total assets	$45,278	$40,162

Liabilities and shareholders’ equity:
Short-term debt	$—	$365
Due to affiliates	241	235
Other current liabilities	1,410	819
Total current liabilities	1,651	1,419

Long-term debt	11,028	8,461
Due to affiliates	739	988
Other long-term liabilities	638	619

Commitments and contingencies (Note 4)

Shareholders’ equity	31,222	28,675
Total liabilities and shareholders’ equity	$45,278	$40,162
See Notes to Condensed Financial Information of Parent.
2024 Form 10-K | S-4

SEMPRA
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$120	$1,576	$775

Expenditures for property, plant and equipment	(3)	(5)	(7)
Proceeds from sale of assets	—	2	—
Capital contributions to investees	(933)	(1,749)	(661)
Distributions from investments	9	108	—
Purchases of trust assets	(63)	(78)	(114)
Proceeds from sales of trust assets	68	69	123
Increase in loans to affiliates, net	(117)	(90)	(92)
Premiums on corporate-owned life insurance policies	(1)	(1)	(3)
Net cash used in investing activities	(1,040)	(1,744)	(754)

Common dividends paid	(1,499)	(1,483)	(1,430)
Preferred dividends paid	(44)	(44)	(44)
Issuances of common stock, net	1,219	145	4
Repurchases of common stock	(43)	(32)	(478)
Issuances of debt (maturities greater than 90 days)	3,695	1,918	1,569
Payments on debt (maturities greater than 90 days)	(350)	(672)	(322)
Decrease in short-term debt, net	(365)	(89)	(785)
(Decrease) increase in loans from affiliates, net	(241)	220	(226)
Proceeds from sales of noncontrolling interests, net	—	—	1,732
Other	(38)	(10)	(8)
Net cash provided by (used in) financing activities	2,334	(47)	12

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—	(1)

Increase (decrease) in cash, cash equivalents and restricted cash	1,413	(215)	32
Cash, cash equivalents and restricted cash, January 1	5	220	188
Cash, cash equivalents and restricted cash, December 31	$1,418	$5	$220

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued interest receivable capitalized to note receivable	$17	$16	$18
Preferred dividends declared but not paid	11	11	11
Common dividends declared but not paid	393	376	360
Common dividends issued in stock	54	—	—
Net exercise of stock options	9	—	—
Equitization of amounts due from affiliates	110	92	93
See Notes to Condensed Financial Information of Parent.
2024 Form 10-K | S-5

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
Sempra received cash dividends from its subsidiaries totaling $908 million, $1.9 billion and $832 million in 2024, 2023 and 2022, respectively.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe in Note 2 of the Notes to Consolidated Financial Statements recent pronouncements that have had or may have a significant effect on Sempra’s results of operations, financial condition, cash flows or disclosures.

NOTE 3. DEBT AND CREDIT FACILITY
SHORT-TERM DEBT
Committed Line of Credit
At December 31, 2024, Sempra had capacity of $4.0 billion under a committed line of credit, which provides liquidity and supports its commercial paper program, with available unused credit of $4.0 billion before reductions of any unamortized discounts.
The principal terms of Sempra’s committed line of credit include the following:
▪The facility has a syndicate of 23 lenders. No single lender has greater than a 6% share in the facility.
▪The facility provides for the issuance of $200 million of letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra has the right to increase its letter of credit commitment to up to $500 million. No letters of credit were outstanding at December 31, 2024.
▪Borrowings bear interest at a benchmark rate plus a margin that varies with Sempra’s credit rating.
▪Sempra must maintain a ratio of indebtedness to total capitalization (as defined in its credit facility) of no more than 65% at the end of each quarter. At December 31, 2024, Sempra was in compliance with this ratio under its credit facility.
2024 Form 10-K | S-6

LONG-TERM DEBT
The following table shows the detail and maturities of uncollateralized long-term debt outstanding.

LONG-TERM DEBT
(Dollars in millions)
	December 31,
	2024	2023
3.30% Notes April 1, 2025	$750	$750
5.40% Notes August 1, 2026	550	550
3.25% Notes June 15, 2027	750	750
3.40% Notes February 1, 2028	1,000	1,000
3.70% Notes April 1, 2029	500	500
5.50% Notes August 1, 2033	700	700
3.80% Notes February 1, 2038	1,000	1,000
6.00% Notes October 15, 2039	750	750
4.00% Notes February 1, 2048	800	800
4.125% (next rate reset on April 1, 2027) Junior Subordinated Notes April 1, 2052(1)	1,000	1,000
6.40% (next rate reset on October 1, 2034) Junior Subordinated Notes October 1, 2054(1)	1,250	—
6.875% (next rate reset on October 1, 2029) Junior Subordinated Notes October 1, 2054(1)	600	—
6.875% (next rate reset on October 1, 2029) Junior Subordinated Notes October 1, 2054(1)	500	—
6.55% (next rate reset on April 1, 2035) Junior Subordinated Notes April 1, 2055(1)	600	—
6.625% (next rate reset on April 1, 2030) Junior Subordinated Notes April 1, 2055(1)	400	—
5.75% Junior Subordinated Notes July 1, 2079(1)	758	758
	11,908	8,558
Current portion of long-term debt	(750)	—
Unamortized discount on long-term debt	(30)	(29)
Unamortized debt issuance costs	(100)	(68)
Total long-term debt	$11,028	$8,461
(1)    Callable long-term debt not subject to make-whole provisions.
Sempra issued the following fixed-to-fixed reset rate junior subordinated notes in 2024:
▪In March 2024, Sempra issued $600 million aggregate principal amount of 6.875% junior subordinated notes maturing on October 1, 2054, and received proceeds of $593 million (net of debt discount, underwriting discounts and debt issuance costs of $7 million). In May 2024, Sempra issued an additional $500 million aggregate principal amount of these junior subordinated notes and received proceeds of $489 million (net of debt discount, underwriting discounts and debt issuance costs of $11 million, but excluding $7 million paid to us in respect of accrued interest from and including March 14, 2024 to, but excluding, May 31, 2024. Interest accrues from and including March 14, 2024 to, but excluding, October 1, 2029 at the rate of 6.875% per annum.
▪In September 2024, Sempra issued $1.25 billion aggregate principal amount of 6.40% junior subordinated notes maturing on October 1, 2054, and received proceeds of $1.235 billion (net of underwriting discounts and debt issuance costs of $15 million). Interest accrues from and including September 9, 2024 to, but excluding, October 1, 2034 at the rate of 6.40% per annum.
▪In November 2024, Sempra issued $400 million aggregate principal amount of 6.625% junior subordinated notes maturing on April 1, 2055, and received proceeds of $395 million (net of underwriting discounts and debt issuance costs of $5 million). Interest accrues from and including November 21, 2024 to, but excluding, April 1, 2030 at the rate of 6.625% per annum.
▪In November 2024, Sempra issued $600 million aggregate principal amount of 6.55% junior subordinated notes maturing on April 1, 2055, and received proceeds of $593 million (net of underwriting discounts and debt issuance costs of $7 million). Interest accrues from and including November 21, 2024 to, but excluding, April 1, 2035 at the rate of 6.55% per annum.
The interest rates on the notes will be reset on:
▪October 1, 2029 (for the March 2024 and May 2024 issuances),
▪October 1, 2034 (for the September 2024 issuance),
▪April 1, 2030 (for the $400 million November 2024 issuance), and
▪April 1, 2035 (for the $600 million November 2024 issuance), and on each subsequent five-year period beginning on October 1 or April 1, as applicable, of every fifth year thereafter, at a rate per annum equal to the Five-year U.S. Treasury Rate (as defined in the notes) as of the day falling two business days before the first day of such five-year period plus a spread of:
2024 Form 10-K | S-7

▪2.789% (for the March 2024 and May 2024 issuances),
▪2.632% (for the September 2024 issuance),
▪2.354% (for the $400 million November 2024 issuance), and
▪2.138% (for the $600 million November 2024 issuance).
Interest is payable on the notes semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024 (for the March 2024 and May 2024 issuances) or April 1, 2025 (for the September 2024 and November 2024 issuances).
We may redeem some or all of the notes before their maturity, as follows:
▪in whole or in part, (i) on any day in the period commencing on the date falling 90 days prior to, and ending on and including October 1, 2029 (for the March 2024 and May 2024 issuances), October 1, 2034 (for the September 2024 issuance), April 1, 2030 (for the $400 million November 2024 issuance), and April 1, 2035 (for the $600 million November 2024 issuance), and (ii) after those respective dates, on any interest payment date, at a redemption price in cash equal to 100% of the principal amount of the notes being redeemed, plus, subject to the terms of the notes, accrued and unpaid interest on the notes to be redeemed to, but excluding, the redemption date;
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
At December 31, 2024, scheduled maturities of Sempra’s long-term debt are $750 million in 2025, $550 million in 2026, $750 million in 2027, $1.0 billion in 2028, $500 million in 2029 and $8.4 billion thereafter.
Additional information on Sempra’s short-term and long-term debt is provided in Note 6 of the Notes to Consolidated Financial Statements.

NOTE 4. COMMITMENTS AND CONTINGENCIES
At December 31, 2024, Sempra has an operating lease liability related to its corporate headquarters building of approximately $147 million. Sempra expects undiscounted lease payments for its operating lease to be $12 million in each of 2025 through 2028, $13 million in 2029 and $151 million thereafter through 2040 for a total of $212 million. The operating lease cost was $14 million at December 31, 2024, 2023 and 2022. The weighted-average discount rate of the lease is 4.7% at December 31, 2024 and 2023.
For other contingencies and guarantees related to Sempra, refer to Notes 5 and 15 of the Notes to Consolidated Financial Statements.
2024 Form 10-K | S-8