Form 10-Q
period 2025-03-31
SEMPRA; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2025-05-08
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		March 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	IRS Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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
☐

Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding as of May 5, 2025:

Sempra	652,170,380 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra

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

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
amparo	an extraordinary constitutional appeal governed by Articles 103 and 107 of the Mexican Constitution and filed in Mexican federal court
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
AOCI	accumulated other comprehensive income (loss)
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Safety, Energy, and Environment)
ASU	Accounting Standards Update
ATM	at-the-market equity offering program pursuant to the Sales Agreement
Bcf	billion cubic feet
Bechtel	Bechtel Energy Inc.
bps	basis points
California ISO adder	an additional 0.50% ROE for participation in the California ISO
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CCM	cost of capital adjustment mechanism
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
CNE	Comisión Nacional de Energía (Mexico’s National Commission of Energy), successor to Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission or CRE)
CODM	chief operating decision maker as defined in Accounting Standards Codification 280
ConocoPhillips	ConocoPhillips Company
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EPC	engineering, procurement and construction
EPS	earnings per common share
ESL	Electric Sector Law
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FD	final decision
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HOA	Heads of Agreement
HSL	Hydrocarbons Sector Law
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IOU	investor-owned utility
IRS	U.S. Internal Revenue Service
ISO	Independent System Operator
ITC	investment tax credit
JV	joint venture
KKR Denali	KKR Denali Holdco LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.

GLOSSARY

KKR Pinnacle	KKR Pinnacle Investor L.P., an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LA Fires	the wildfires in Los Angeles County, California, including the Palisades, Eaton and other fires, that burned in January and February of 2025
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LH	Hydrocarbons Law
LIE	Electricity Industry Law
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
OSHA	Occupational Safety and Health Administration
Other Sempra	All Sempra consolidated entities, except for SDG&E and SoCalGas
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PBOP	postretirement benefits other than pension
PEMEX	Petróleos Mexicanos (Mexican state-owned oil company)
Port Arthur LNG	Port Arthur LNG, LLC, a subsidiary of SI Partners that owns the PA LNG Phase 1 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PSEP	Pipeline Safety Enhancement Plan
PUCT	Public Utility Commission of Texas
Registrants	has the meaning set forth in Rule 12b-2 under the Exchange Act and consists of Sempra, SDG&E and SoCalGas for purposes of this report
RNG	renewable natural gas
ROE	return on equity
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
Sales Agreement	ATM Equity Offering Sales Agreement, dated November 6, 2024, among Sempra and Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC (each a sales agent or forward seller) and Barclays Bank PLC, Bank of America, N.A., Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, or one of their respective affiliates (each a forward purchaser)
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate
SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement

GLOSSARY

Support Agreement	support agreement, dated July 28, 2020 and amended in June 2021, January 2025 and March 2025, between Sempra and Sumitomo Mitsui Banking Corporation
TAG Norte	TAG Norte Holding, S. de R.L. de C.V.
TAG Pipelines	TAG Pipelines Norte, S. de R.L. de C.V.
TCEQ	Texas Commission on Environmental Quality
TdM	Termoeléctrica de Mexicali
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TO5 adder refund provision
the provision in the TO5 settlement providing that SDG&E will refund the California ISO adder as of June 1, 2019 if the FERC issues an order ruling that California IOUs are no longer eligible for the California ISO adder

TO6	Electric Transmission Owner Formula Rate, effective June 1, 2025, subject to refund
TRO	temporary restraining order
U.S. GAAP	generally accepted accounting principles in the United States of America
VAT	value-added tax
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111
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
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:
▪California wildfires, including potential liability for damages regardless of fault and any inability to recover all or a substantial portion of costs from insurance, the Wildfire Fund, rates from customers or a combination thereof
▪decisions, denials of cost recovery, audits, investigations, inquiries, ordered studies, regulations, denials or revocations of permits, consents, approvals or other authorizations, renewals of franchises, and other actions, including the failure to honor contracts and commitments, by the (i) CPUC, CNE, DOE, FERC, IRS, PUCT and other regulatory bodies and (ii) U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries where we do business
▪the success of business development efforts, construction projects, acquisitions, divestitures, and other significant transactions, including risks related to (i) being able to make a final investment decision, (ii) negotiating pricing and other terms in definitive contracts, (iii) completing construction projects or other transactions on schedule and budget, (iv) realizing anticipated benefits from any of these efforts if completed, (v) obtaining regulatory and other approvals and (vi) third parties honoring their contracts and commitments
▪changes to our capital expenditure plans and their potential impact on rate base or other growth
▪changes, due to evolving economic, political and other factors, to (i) trade and other foreign policy, including the imposition of tariffs by the U.S. and foreign countries, and (ii) laws and regulations, including those related to tax and the energy industry in the U.S. and Mexico
▪litigation, arbitration, property disputes and other proceedings
▪cybersecurity threats, including by state and state-sponsored actors, of ransomware or other attacks on our systems or the systems of third parties with which we conduct business, including the energy grid or other energy infrastructure
▪the availability, uses, sufficiency, and cost of capital resources and our ability to borrow money or otherwise raise capital on favorable terms and meet our obligations, which can be affected by, among other things, (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook, (ii) instability in the capital markets, and (iii) fluctuating interest rates and inflation
▪the impact on affordability of SDG&E’s and SoCalGas’ customer rates and their cost of capital and on SDG&E’s, SoCalGas’ and Sempra Infrastructure’s ability to pass through higher costs to customers due to (i) volatility in inflation, interest rates and commodity prices and the imposition of tariffs, (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of meeting the demand for lower carbon and reliable energy in California, and (iii) with respect to Sempra Infrastructure’s business, volatility in foreign currency exchange rates
▪the impact of climate policies, laws, rules, regulations, trends and required disclosures, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies, the risk of nonrecovery for stranded assets, and uncertainty related to emerging technologies
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events, such as work stoppages, that disrupt our operations, damage our facilities or systems, cause the release of harmful materials or fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms or insurance or may impact our ability to obtain satisfactory levels of affordable insurance

▪the availability of electric power, natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid or pipeline and storage systems or limitations on the injection and withdrawal of natural gas from storage facilities
▪Oncor’s ability to reduce or eliminate its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪other uncertainties, some of which are difficult to predict and beyond our control
We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2025	2024
	(unaudited)
REVENUES
Utilities:
Natural gas	$2,362	$2,109
Electric	1,059	1,056
Energy-related businesses	381	475
Total revenues	3,802	3,640

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(493)	(554)
Cost of electric fuel and purchased power	(52)	(89)
Energy-related businesses cost of sales	(119)	(109)
Operation and maintenance	(1,343)	(1,212)
Depreciation and amortization	(640)	(594)
Franchise fees and other taxes	(196)	(184)
Other income, net	91	99
Interest income	34	13
Interest expense	(433)	(305)
Income before income taxes and equity earnings	651	705
Income tax expense	(57)	(172)
Equity earnings	325	348
Net income	919	881
Earnings attributable to noncontrolling interests	(2)	(69)
Preferred dividends	(11)	(11)
Earnings attributable to common shares	$906	$801

Basic EPS:
Earnings	$1.39	$1.27
Weighted-average common shares outstanding	651,992	632,821

Diluted EPS:
Earnings	$1.39	$1.26
Weighted-average common shares outstanding	653,018	635,354
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended March 31, 2025 and 2024
2025:
Net income	$974	$(57)	$917	$2	$919
Other comprehensive income (loss):
Financial instruments	(36)	4	(32)	(5)	(37)
Pension and other postretirement benefits	3	—	3	—	3
Total other comprehensive loss	(33)	4	(29)	(5)	(34)
Comprehensive income (loss)	$941	$(53)	$888	$(3)	$885
2024:
Net income	$984	$(172)	$812	$69	$881
Other comprehensive income (loss):
Foreign currency translation adjustments	3	—	3	1	4
Financial instruments	43	(4)	39	114	153
Pension and other postretirement benefits	5	(1)	4	—	4
Total other comprehensive income	51	(5)	46	115	161
Comprehensive income	$1,035	$(177)	$858	$184	$1,042
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2025	2024(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,739	$1,565
Restricted cash	20	21
Accounts receivable – trade, net	2,107	1,983
Accounts receivable – other, net	432	397
Due from unconsolidated affiliates	15	13
Income taxes receivable	66	90
Inventories	568	559
Prepaid expenses	227	255
Regulatory assets	86	60
Fixed-price contracts and other derivatives	136	91
Greenhouse gas allowances	218	217
Other current assets	51	34
Total current assets	5,665	5,285

Other assets:
Restricted cash	3	3
Regulatory assets	4,272	3,937
Greenhouse gas allowances	1,053	845
Nuclear decommissioning trusts	865	875
Dedicated assets in support of certain benefit plans	566	585
Deferred income taxes	194	172
Right-of-use assets – operating leases	1,177	1,177
Investment in Oncor Holdings	15,871	15,400
Other investments	2,501	2,534
Goodwill	1,602	1,602
Other intangible assets	286	292
Wildfire fund	258	262
Other long-term assets	1,656	1,749
Total other assets	30,304	29,433

Property, plant and equipment:
Property, plant and equipment	82,437	80,397
Less accumulated depreciation and amortization	(19,396)	(18,960)
Property, plant and equipment, net	63,041	61,437
Total assets	$99,010	$96,155
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2025	2024(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,113	$2,016
Accounts payable – trade	1,976	2,238
Accounts payable – other	179	208
Dividends and interest payable	909	773
Accrued compensation and benefits	398	558
Regulatory liabilities	490	141
Current portion of long-term debt and finance leases	2,331	2,274
Greenhouse gas obligations	218	217
Other current liabilities	1,320	1,251
Total current liabilities	9,934	9,676

Long-term debt and finance leases	33,286	31,558

Deferred credits and other liabilities:
Due to unconsolidated affiliates	355	352
Regulatory liabilities	3,847	3,817
Greenhouse gas obligations	755	506
Pension and other postretirement benefit plan obligations, net of plan assets	188	168
Deferred income taxes	5,988	5,845
Asset retirement obligations	3,751	3,737
Deferred credits and other	2,704	2,708
Total deferred credits and other liabilities	17,588	17,133

Commitments and contingencies (Note 12)

Equity:
Preferred stock (50,000,000 shares authorized; 900,000 shares of series C outstanding)	889	889
Common stock (1,125,000,000 shares authorized; 651,930,398 and 650,629,876 shares outstanding at March 31, 2025 and December 31, 2024, respectively; no par value)	13,484	13,520
Retained earnings	17,465	16,979
Accumulated other comprehensive income (loss)	(195)	(166)
Total Sempra shareholders’ equity	31,643	31,222
Preferred stock of subsidiary	20	20
Other noncontrolling interests	6,539	6,546
Total equity	38,202	37,788
Total liabilities and equity	$99,010	$96,155
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$919	$881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	640	594
Deferred income taxes and investment tax credits	(48)	137
Equity earnings	(325)	(348)
Share-based compensation expense	(2)	21
Fixed-price contracts and other derivatives	134	16
Bad debt expense	6	42
Other	(3)	7
Net change in working capital components	(35)	319
Distributions from investments	291	232
Changes in other noncurrent assets and liabilities, net	(95)	(50)
Net cash provided by operating activities	1,482	1,851

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,336)	(1,933)
Expenditures for investments	(486)	(193)
Purchases of nuclear decommissioning and other trust assets	(292)	(197)
Proceeds from sales of nuclear decommissioning and other trust assets	329	217
Other	—	(1)
Net cash used in investing activities	(2,785)	(2,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(380)	(362)
Issuances of common stock	10	10
Repurchases of common stock	(57)	(40)
Issuances of debt (maturities greater than 90 days)	2,941	2,044
Payments on debt (maturities greater than 90 days) and finance leases	(994)	(846)
Decrease in short-term debt, net	(70)	(498)
Advances from unconsolidated affiliates	44	45
Contributions from noncontrolling interests	34	474
Distributions to noncontrolling interests	(38)	(111)
Other	(14)	(16)
Net cash provided by financing activities	1,476	700

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1

Increase in cash, cash equivalents and restricted cash	173	445
Cash, cash equivalents and restricted cash, January 1	1,589	389
Cash, cash equivalents and restricted cash, March 31	$1,762	$834
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2025	2024
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$243	$274
Income tax payments, net of refunds	100	25

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Repayments of advances from unconsolidated affiliate in lieu of distributions	$45	$62
Accrued capital expenditures for PP&E	1,061	915
Decrease in ARO capitalized to PP&E	11	1
Increase in finance lease obligations capitalized to PP&E	16	7
Unamortized debt issuance costs reclassed from noncurrent asset to long-term debt	22	1
Preferred dividends declared but not paid	11	11
Common dividends declared but not paid	420	392
Common dividends issued in stock	13	14
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders’ equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended March 31, 2025
Balance at December 31, 2024	$889	$13,520	$16,979	$(166)	$31,222	$6,566	$37,788
Net income			917		917	2	919
Other comprehensive loss				(29)	(29)	(5)	(34)
Share-based compensation expense		(2)			(2)		(2)
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($0.65/share)			(420)		(420)		(420)
Issuances of common stock		23			23		23
Repurchases of common stock		(57)			(57)		(57)
Noncontrolling interest activities:
Contributions						34	34
Distributions						(38)	(38)
Balance at March 31, 2025	$889	$13,484	$17,465	$(195)	$31,643	$6,559	$38,202

	Three months ended March 31, 2024
Balance at December 31, 2023	$889	$12,204	$15,732	$(150)	$28,675	$4,979	$33,654
Net income			812		812	69	881
Other comprehensive income				46	46	115	161
Share-based compensation expense		21			21		21
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($0.62/share)			(392)		(392)		(392)
Issuances of common stock		24			24		24
Repurchases of common stock		(40)			(40)		(40)
Noncontrolling interest activities:
Contributions						474	474
Distributions						(111)	(111)
Balance at March 31, 2024	$889	$12,209	$16,141	$(104)	$29,135	$5,526	$34,661
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2025	2024
	(unaudited)
Operating revenues:
Electric	$1,064	$1,060
Natural gas	356	319
Total operating revenues	1,420	1,379
Operating expenses:
Cost of electric fuel and purchased power	73	107
Cost of natural gas	87	102
Operation and maintenance	440	411
Depreciation and amortization	320	298
Franchise fees and other taxes	110	104
Total operating expenses	1,030	1,022
Operating income	390	357
Other income, net	40	33
Interest income	—	1
Interest expense	(135)	(128)
Income before income taxes	295	263
Income tax expense	(14)	(40)
Net income/Earnings attributable to common shares	$281	$223
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2025 and 2024
2025:
Net income/Comprehensive income	$295	$(14)	$281
2024:
Net income/Comprehensive income	$263	$(40)	$223
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2025	2024(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$607	$—
Accounts receivable – trade, net	830	774
Accounts receivable – other, net	104	89
Income taxes receivable, net	10	27
Inventories	232	202
Prepaid expenses	123	139
Regulatory assets	60	16
Greenhouse gas allowances	27	27
Other current assets	28	27
Total current assets	2,021	1,301

Other assets:
Regulatory assets	2,174	2,024
Greenhouse gas allowances	281	272
Nuclear decommissioning trusts	865	875
Right-of-use assets – operating leases	801	795
Wildfire fund	258	262
Other long-term assets	129	133
Total other assets	4,508	4,361

Property, plant and equipment:
Property, plant and equipment	33,586	33,162
Less accumulated depreciation and amortization	(8,259)	(8,051)
Property, plant and equipment, net	25,327	25,111
Total assets	$31,856	$30,773
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2025	2024(1)
	(unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term debt	$137	$417
Accounts payable	715	742
Due to unconsolidated affiliates	67	59
Interest payable	115	84
Accrued compensation and benefits	101	175
Accrued franchise fees	71	54
Regulatory liabilities	205	75
Current portion of long-term debt and finance leases	43	42
Greenhouse gas obligations	27	27
Asset retirement obligations	96	97
Other current liabilities	234	215
Total current liabilities	1,811	1,987

Long-term debt and finance leases	10,851	10,018

Deferred credits and other liabilities:
Regulatory liabilities	2,750	2,701
Greenhouse gas obligations	85	62
Pension obligation, net of plan assets	37	28
Deferred income taxes	3,258	3,211
Asset retirement obligations	792	803
Deferred credits and other	1,427	1,399
Total deferred credits and other liabilities	8,349	8,204

Commitments and contingencies (Note 12)

Shareholder’s equity:
Preferred stock (45,000,000 shares authorized; none issued)	—	—
Common stock (255,000,000 shares authorized; 116,583,358 shares outstanding; no par value)	1,660	1,660
Retained earnings	9,197	8,916
Accumulated other comprehensive income (loss)	(12)	(12)
Total shareholder’s equity	10,845	10,564
Total liabilities and shareholder's equity	$31,856	$30,773
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$281	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320	298
Deferred income taxes and investment tax credits	(3)	25
Bad debt expense	16	6
Other	(5)	(5)
Net change in working capital components	30	(1)
Changes in noncurrent assets and liabilities, net	(61)	130
Net cash provided by operating activities	578	676

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(539)	(624)
Purchases of nuclear decommissioning trust assets	(258)	(168)
Proceeds from sales of nuclear decommissioning trust assets	274	181
Net cash used in investing activities	(523)	(611)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	848	594
Payments on debt (maturities greater than 90 days) and finance leases	(10)	(411)
Decrease in short-term debt, net	(280)	—
Debt issuance costs	(6)	(5)
Net cash provided by financing activities	552	178

Increase in cash and cash equivalents	607	243
Cash and cash equivalents, January 1	—	50
Cash and cash equivalents, March 31	$607	$293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$102	$107

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$199	$182
Increase in finance lease obligations capitalized to PP&E	2	2
Decrease in ARO capitalized to PP&E	6	—
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
	(unaudited)
	Three months ended March 31, 2025
Balance at December 31, 2024	$1,660	$8,916	$(12)	$10,564
Net income		281		281
Balance at March 31, 2025	$1,660	$9,197	$(12)	$10,845

	Three months ended March 31, 2024
Balance at December 31, 2023	$1,660	$8,250	$(8)	$9,902
Net income		223		223
Balance at March 31, 2024	$1,660	$8,473	$(8)	$10,125
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2025	2024
	(unaudited)

Operating revenues	$2,020	$1,805
Operating expenses:
Cost of natural gas	415	465
Operation and maintenance	757	613
Depreciation and amortization	242	223
Franchise fees and other taxes	79	74
Total operating expenses	1,493	1,375
Operating income	527	430
Other income, net	42	47
Interest income	2	2
Interest expense	(90)	(77)
Income before income taxes	481	402
Income tax expense	(38)	(43)
Net income/Earnings attributable to common shares	$443	$359
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2025 and 2024
2025:
Net income	$481	$(38)	$443
Other comprehensive income (loss):
Pension and other postretirement benefits	2	—	2
Total other comprehensive income	2	—	2
Comprehensive income	$483	$(38)	$445
2024:
Net income	$402	$(43)	$359
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$403	$(43)	$360
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2025	2024(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40	$12
Accounts receivable – trade, net	1,018	932
Accounts receivable – other, net	83	71
Due from unconsolidated affiliates	34	16
Inventories	238	287
Regulatory assets	25	42
Greenhouse gas allowances	178	176
Other current assets	73	71
Total current assets	1,689	1,607

Other assets:
Regulatory assets	2,029	1,844
Greenhouse gas allowances	671	526
Right-of-use assets – operating leases	14	18
Other long-term assets	607	609
Total other assets	3,321	2,997

Property, plant and equipment:
Property, plant and equipment	29,479	29,084
Less accumulated depreciation and amortization	(8,482)	(8,330)
Property, plant and equipment, net	20,997	20,754
Total assets	$26,007	$25,358
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2025	2024(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$847	$1,037
Accounts payable – trade	502	752
Accounts payable – other	137	158
Due to unconsolidated affiliates	25	38
Accrued compensation and benefits	182	245
Regulatory liabilities	283	64
Current portion of long-term debt and finance leases	374	373
Greenhouse gas obligations	178	176
Asset retirement obligations	89	91
Other current liabilities	616	451
Total current liabilities	3,233	3,385

Long-term debt and finance leases	7,039	7,031

Deferred credits and other liabilities:
Regulatory liabilities	1,097	1,115
Greenhouse gas obligations	633	410
Pension obligation, net of plan assets	57	45
Deferred income taxes	2,101	2,005
Asset retirement obligations	2,865	2,839
Deferred credits and other	376	367
Total deferred credits and other liabilities	7,129	6,781

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock (11,000,000 shares authorized; 862,043 shares outstanding)	22	22
Common stock (100,000,000 shares authorized; 91,300,000 shares outstanding; no par value)	2,316	2,316
Retained earnings	6,293	5,850
Accumulated other comprehensive income (loss)	(25)	(27)
Total shareholders’ equity	8,606	8,161
Total liabilities and shareholders’ equity	$26,007	$25,358
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$443	$359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242	223
Deferred income taxes and investment tax credits	(33)	40
Bad debt expense	8	26
Other	(5)	(4)
Net change in working capital components	76	405
Changes in noncurrent assets and liabilities, net	48	(162)
Net cash provided by operating activities	779	887

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(555)	(519)
Net cash used in investing activities	(555)	(519)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	—	497
Payments on finance leases	(6)	(6)
Decrease in short-term debt, net	(190)	(803)
Debt issuance costs	—	(4)
Net cash used in financing activities	(196)	(316)

Increase in cash and cash equivalents	28	52
Cash and cash equivalents, January 1	12	2
Cash and cash equivalents, March 31	$40	$54

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$64	$52

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$199	$204
Increase in finance lease obligations capitalized to PP&E	14	5
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended March 31, 2025
Balance at December 31, 2024	$22	$2,316	$5,850	$(27)	$8,161
Net income			443		443
Other comprehensive income				2	2
Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at March 31, 2025	$22	$2,316	$6,293	$(25)	$8,606

	Three months ended March 31, 2024
Balance at December 31, 2023	$22	$2,316	$5,095	$(23)	$7,410
Net income			359		359
Other comprehensive income				1	1
Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at March 31, 2024	$22	$2,316	$5,454	$(22)	$7,770
See Notes to Condensed Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL INFORMATION AND OTHER FINANCIAL DATA
PRINCIPLES OF CONSOLIDATION
Sempra
Sempra’s Condensed Consolidated Financial Statements include the accounts of Sempra, a California-based holding company, and its consolidated entities, which invest in, develop and operate energy infrastructure in North America, and provide electric and gas services to customers. Sempra has three operating and reportable segments, which we describe in Note 13. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
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
BASIS OF PRESENTATION
This is a combined report of Sempra, SDG&E and SoCalGas. We provide separate information for SDG&E and SoCalGas as required. We have eliminated intercompany accounts and transactions within Sempra’s Condensed Consolidated Financial Statements.
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after March 31, 2025 through the date the financial statements were issued and, in the opinion of management, the accompanying financial statements reflect all adjustments and disclosures necessary for a fair presentation.
All December 31, 2024 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2024 Consolidated Financial Statements in the Annual Report. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the interim period reporting provisions of U.S. GAAP and the SEC.
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
Sempra Infrastructure’s natural gas distribution utility, Ecogas, also applies U.S. GAAP provisions governing rate-regulated operations, including the same evaluation of probability of recovery of regulatory assets described above. Certain business activities at Sempra Infrastructure are regulated by the CNE and the FERC and meet the regulatory accounting requirements of U.S. GAAP.

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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at March 31, 2025 and December 31, 2024. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,131 million and $1,138 million at March 31, 2025 and December 31, 2024, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.

Other Sempra
Oncor Holdings
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $15,871 million and $15,400 million at March 31, 2025 and December 31, 2024, respectively.
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment was $1,127 million at March 31, 2025 and $1,149 million at December 31, 2024. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 12.
CFIN
As we discuss in Note 12, in July 2020, Sempra entered into a Support Agreement for the benefit of CFIN, which is a VIE. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of CFIN, including modification, prepayment, and refinance decisions related to the financing arrangement with external lenders and Cameron LNG JV’s four project owners as well as the ability to determine and enforce remedies in the event of default. The conditional obligations of the Support Agreement represent a variable interest that we measure at fair value on a recurring basis (see Note 9). Sempra’s maximum exposure to loss under the terms of the Support Agreement is $979 million, which we discuss in Note 12.
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $1,853 million and $1,758 million of assets at March 31, 2025 and December 31, 2024, respectively, consisting primarily of PP&E, net, attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $1,168 million and $1,080 million of liabilities at March 31, 2025 and December 31, 2024, respectively, consisting primarily of long-term debt attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, IEnova and TotalEnergies SE have provided guarantees for 83.4% and 16.6%, respectively, of the loan facility supporting construction of the liquefaction facility (see Note 7).
Port Arthur LNG
Port Arthur LNG is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that Port Arthur LNG will require future capital contributions or other financial support to finance the construction of the PA LNG Phase 1 project, which we discuss in Note 10 in “Noncontrolling Interests – SI Partners Subsidiaries.” Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate Port Arthur LNG. Sempra consolidated $7,179 million and $6,419 million of assets at March 31, 2025 and December 31, 2024, respectively, consisting primarily of PP&E, net, attributable to Port Arthur LNG that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $2,437 million and $1,584 million of liabilities at March 31, 2025 and December 31, 2024, respectively, consisting primarily of long-term debt and accounts payable attributable to Port Arthur LNG for which creditors do not have recourse to the general credit of Sempra.

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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	March 31, 2025	December 31, 2024
Sempra:
Cash and cash equivalents	$1,739	$1,565
Restricted cash, current	20	21
Restricted cash, noncurrent	3	3
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$1,762	$1,589

CREDIT LOSSES
We are exposed to credit losses from financial assets measured at amortized cost, including trade and other accounts receivable, amounts due from unconsolidated affiliates, our net investment in sales-type leases and a note receivable. We are also exposed to credit losses from off-balance sheet arrangements through Sempra’s guarantees, which we discuss below and in Note 12.
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
Changes in allowances for credit losses for trade receivables and other receivables are as follows:

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2025	2024
Sempra:
Allowances for credit losses at January 1	$514	$533
Provisions for expected credit losses	(4)	42
Write-offs	(48)	(50)
Allowances for credit losses at March 31	$462	$525
SDG&E:
Allowances for credit losses at January 1	$114	$144
Provisions for expected credit losses	15	6
Write-offs	(20)	(17)
Allowances for credit losses at March 31	$109	$133
SoCalGas:
Allowances for credit losses at January 1	$285	$331
Provisions for expected credit losses	9	26
Write-offs	(28)	(33)
Allowances for credit losses at March 31	$266	$324

Allowances for credit losses related to trade receivables and other receivables are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	March 31,	December 31,
	2025	2024
Sempra:
Accounts receivable – trade, net	$395	$447
Accounts receivable – other, net	56	53
Other long-term assets(1)	11	14
Total allowances for credit losses	$462	$514
SDG&E:
Accounts receivable – trade, net	$76	$81
Accounts receivable – other, net	26	25
Other long-term assets(1)	7	8
Total allowances for credit losses	$109	$114
SoCalGas:
Accounts receivable – trade, net	$232	$251
Accounts receivable – other, net	30	28
Other long-term assets(1)	4	6
Total allowances for credit losses	$266	$285
(1)    In January 2024, the CPUC directed SDG&E and SoCalGas to offer long-term repayment plans to eligible residential customers with past-due balances.
As we discuss below in “Note Receivable,” we have an interest-bearing promissory note due from KKR Pinnacle. On a quarterly basis, we evaluate credit losses and record allowances for expected credit losses on this note receivable, including compounded interest and unamortized transaction costs, based on published default rate studies, the maturity date of the instrument and an internally developed credit rating. At both March 31, 2025 and December 31, 2024, $5 million of expected credit losses are included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheets.
As we discuss in Note 12, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra Infrastructure from the SDSRA. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on this off-balance sheet arrangement based on external credit ratings, published default rate studies and the maturity date of the arrangement. At both March 31, 2025 and December 31, 2024, $5 million of expected credit losses are included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheets.
In February 2025, SI Partners entered into a 15-month credit support agreement with a third-party financial institution related to a customer’s secured borrowing for repayment of its past due account balance owed to SI Partners. SI Partners’ maximum exposure to loss under this off-balance sheet arrangement is $85 million. At March 31, 2025, $9 million and $2 million of expected credit losses are included in Other Current Liabilities and Deferred Credits and Other, respectively, on Sempra’s Condensed Consolidated Balance Sheet.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at the Registrants in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	March 31, 2025	December 31, 2024
Sempra:
Tax sharing agreement with Oncor Holdings	$11	$8
Various affiliates	4	5
Total due from unconsolidated affiliates – current	$15	$13

TAG Pipelines(1):
5.5% Note due January 14, 2026	$—	$(8)
5.5% Note due July 14, 2026	—	(12)
5.5% Note due January 19, 2027	—	(15)
5.5% Note due July 21, 2027	(9)	(19)
5.5% Note due January 19, 2028	(48)	(48)
5.5% Note due July 18, 2028	(42)	(41)
5.5% Note due January 22, 2029	(44)	—
TAG Norte – 5.74% Note due December 17, 2029(1)	(212)	(209)
Total due to unconsolidated affiliates – noncurrent	$(355)	$(352)
SDG&E:
Sempra	$(44)	$(42)
SoCalGas	(9)	(14)
Various affiliates	(14)	(3)
Total due to unconsolidated affiliates – current	$(67)	$(59)

Income taxes due from Sempra(2)	$21	$38
SoCalGas:
SDG&E	$32	$14
Various affiliates	2	2
Total due from unconsolidated affiliates – current	$34	$16

Sempra	$(25)	$(38)
Total due to unconsolidated affiliates – current	$(25)	$(38)

Income taxes due to Sempra(2)	$(78)	$(6)
(1)     U.S. dollar-denominated loans at fixed interest rates. Amounts include principal balances plus accumulated interest outstanding and VAT payable to the Mexican government.
(2)    SDG&E and SoCalGas are included in the consolidated income tax return of Sempra, and their respective income tax expense/benefit is computed as an amount equal to that which would result from each company having always filed a separate return. Amounts include current and noncurrent income taxes due from/to Sempra.

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Sempra:
Revenues	$9	$10
Interest expense	4	4
SDG&E:
Revenues	$6	$6
Cost of sales	38	40
SoCalGas:
Revenues	$41	$44
Cost of sales(1)	(1)	(3)
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provides guarantees to certain unconsolidated affiliates, which we discuss in Note 12.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Natural gas	$105	$163	$1	$1	$95	$148
LNG	12	27	—	—	—	—
Materials and supplies	451	369	231	201	143	139
Total	$568	$559	$232	$202	$238	$287

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $566 million and $585 million at March 31, 2025 and December 31, 2024, respectively.

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At March 31, 2025 and December 31, 2024, Other Long-Term Assets includes $354 million and $349 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, on Sempra’s Condensed Consolidated Balance Sheets.

PROPERTY, PLANT AND EQUIPMENT
Sempra Infrastructure’s Sonora natural gas pipeline consists of two pipeline segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the pipeline in the Yaqui territory that has made that section inoperable since August 2017 because it was not able to be repaired due to legal challenges, which were resolved in March 2023, by some members of the Yaqui tribe. Sempra Infrastructure and the CFE have agreed to an amendment to their transportation services agreement and to re-route the portion of the pipeline that is in the Yaqui territory, whereby the CFE would pay for the re-routing with a new tariff. This amendment will terminate if certain conditions are not met, and Sempra Infrastructure retains the right to terminate the transportation services agreement and seek to recover its reasonable and documented costs and lost profit. Sempra Infrastructure continues to acquire and pursue the necessary rights-of-way and permits for the portion of the pipeline that needs to be re-routed. At March 31, 2025, Sempra Infrastructure had $398 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery.

CAPITALIZED FINANCING COSTS
The table below summarizes capitalized financing costs, comprised of capitalized interest and AFUDC related to debt.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Sempra	$174	$145
SDG&E	25	26
SoCalGas	25	24

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Three months ended March 31, 2025 and 2024
Sempra:
Balance at December 31, 2024	$(66)	$15	$(115)	$(166)
OCI before reclassifications	—	(31)	(2)	(33)
Amounts reclassified from AOCI	—	(1)	5	4
Net OCI	—	(32)	3	(29)
Balance at March 31, 2025	$(66)	$(17)	$(112)	$(195)

Balance at December 31, 2023	$(36)	$3	$(117)	$(150)
OCI before reclassifications	3	45	2	50
Amounts reclassified from AOCI	—	(6)	2	(4)
Net OCI	3	39	4	46
Balance at March 31, 2024	$(33)	$42	$(113)	$(104)
SDG&E:
Balance at December 31, 2024 and March 31, 2025			$(12)	$(12)

Balance at December 31, 2023 and March 31, 2024			$(8)	$(8)
SoCalGas:
Balance at December 31, 2024		$(10)	$(17)	$(27)
OCI before reclassifications		—	(2)	(2)
Amounts reclassified from AOCI		—	4	4
Net OCI		—	2	2
Balance at March 31, 2025		$(10)	$(15)	$(25)

Balance at December 31, 2023		$(11)	$(12)	$(23)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at March 31, 2024		$(11)	$(11)	$(22)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended March 31,
	2025	2024
Sempra:
Financial instruments:
Interest rate instruments	$(2)	$(3)	Interest expense
Interest rate instruments	(5)	(5)	Equity earnings(1)
Foreign exchange instruments	2	(3)	Revenues: Energy-related businesses
Foreign exchange instruments	2	(2)	Equity earnings(1)
Total, before income tax	(3)	(13)
	1	3	Income tax expense
Total, net of income tax	(2)	(10)
	1	4	Earnings attributable to noncontrolling interests
Total, net of income tax and after NCI	$(1)	$(6)

Pension and PBOP(2):
Amortization of actuarial loss	$2	$2	Other income, net
Amortization of prior service cost	—	1	Other income, net
Settlement charges	4	—	Other income, net
Total, before income tax	6	3
	(1)	(1)	Income tax expense
Total, net of income tax	$5	$2

Total reclassifications for the period, net of income tax and after NCI	$4	$(4)
SoCalGas:
Pension and PBOP(2):
Amortization of actuarial loss	$1	$—	Other income, net
Amortization of prior service cost	—	1	Other income, net
Settlement charges	4	—	Other income, net
Total, before income tax	5	1
	(1)	—	Income tax expense
Total, net of income tax	$4	$1

Total reclassifications for the period, net of income tax	$4	$1
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).
For the three months ended March 31, 2025 and 2024, reclassifications out of AOCI to net income were negligible for SDG&E.

PENSION AND PBOP
Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost. The components of net periodic benefit cost, other than the service cost component, are included in Other Income, Net.

NET PERIODIC BENEFIT COST
(Dollars in millions)
	Pension		PBOP
	Three months ended March 31,
	2025	2024	2025	2024
Sempra:
Service cost	$32	$32	$3	$4
Interest cost	45	42	10	9
Expected return on assets	(45)	(45)	(16)	(17)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss (gain)	3	3	(3)	(4)
Settlement charges	4	—	—	—
Net periodic benefit cost (credit)	40	33	(7)	(9)
Regulatory adjustments	(28)	(25)	7	9
Total expense recognized	$12	$8	$—	$—
SDG&E:
Service cost	$9	$10	$1	$1
Interest cost	12	11	2	2
Expected return on assets	(12)	(12)	(2)	(3)
Amortization of:
Actuarial loss (gain)	2	2	(1)	—
Net periodic benefit cost	11	11	—	—
Regulatory adjustments	(10)	(10)	—	—
Total expense recognized	$1	$1	$—	$—
SoCalGas:
Service cost	$19	$19	$3	$3
Interest cost	28	26	7	7
Expected return on assets	(30)	(30)	(14)	(15)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss (gain)	1	—	(2)	(3)
Settlement charges	4	—	—	—
Net periodic benefit cost (credit)	23	16	(7)	(9)
Regulatory adjustments	(18)	(15)	7	9
Total expense recognized	$5	$1	$—	$—

OTHER INCOME, NET
Other Income, Net, consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Sempra:
Allowance for equity funds used during construction	$41	$37
Investment gains, net(1)	2	16
Foreign currency transaction gains, net	4	1
Non-service components of net periodic benefit cost	23	28
Interest on regulatory balancing accounts, net	21	18
Sundry, net	—	(1)
Total	$91	$99
SDG&E:
Allowance for equity funds used during construction	$19	$20
Non-service components of net periodic benefit cost	9	10
Interest on regulatory balancing accounts, net	11	7
Sundry, net	1	(4)
Total	$40	$33
SoCalGas:
Allowance for equity funds used during construction	$18	$17
Non-service components of net periodic benefit cost	17	21
Interest on regulatory balancing accounts, net	10	11
Sundry, net	(3)	(2)
Total	$42	$47
(1)    Represents net investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Sempra:
Income tax expense	$57	$172

Income before income taxes and equity earnings	$651	$705
Equity earnings, before income tax(1)	141	134
Pretax income	$792	$839

Effective income tax rate	7%	21%
SDG&E:
Income tax expense	$14	$40
Income before income taxes	$295	$263
Effective income tax rate	5%	15%
SoCalGas:
Income tax expense	$38	$43
Income before income taxes	$481	$402
Effective income tax rate	8%	11%
(1)    We discuss how we recognize equity earnings in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted ETR anticipated for the full year. Unusual and infrequent items and items that cannot be reliably estimated are recorded in the interim period in which they occur, which can result in variability in the ETR.
For SDG&E and SoCalGas, the CPUC requires flow-through rate-making treatment for the current income tax benefit or expense arising from certain property-related and other temporary differences between the treatment for financial reporting and income tax, which will reverse over time. Under the regulatory accounting treatment required for these flow-through temporary differences, deferred income tax assets and liabilities are not recorded to deferred income tax expense, but rather to a regulatory asset or liability that will be flowed through to customers in the future, which impacts the ETR. As a result, changes in the relative size of these items compared to pretax income, from period to period, can cause variations in the ETR. Items subject to flow-through treatment include:
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
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”: ASU 2023-09 improves the transparency of income tax disclosures by requiring disaggregated information about each Registrant’s ETR reconciliation as well as information on income taxes paid. For each annual period, each Registrant will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. We plan to adopt the standard on December 31, 2025.
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

DISAGGREGATED REVENUES
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended March 31, 2025
By major service line:
Utilities	$3,463	$26	$(6)	$3,483
Energy-related businesses	—	218	(20)	198
Revenues from contracts with customers	$3,463	$244	$(26)	$3,681
By market:
Gas	$2,392	$142	$(5)	$2,529
Electric	1,071	102	(21)	1,152
Revenues from contracts with customers	$3,463	$244	$(26)	$3,681

Revenues from contracts with customers	$3,463	$244	$(26)	$3,681
Utilities regulatory revenues	(62)	—	—	(62)
Other revenues	—	182	1	183
Total revenues	$3,401	$426	$(25)	$3,802

	Three months ended March 31, 2024
By major service line:
Utilities	$3,479	$30	$(6)	$3,503
Energy-related businesses	—	212	(18)	194
Revenues from contracts with customers	$3,479	$242	$(24)	$3,697
By market:
Gas	$2,350	$125	$(5)	$2,470
Electric	1,129	117	(19)	1,227
Revenues from contracts with customers	$3,479	$242	$(24)	$3,697

Revenues from contracts with customers	$3,479	$242	$(24)	$3,697
Utilities regulatory revenues	(338)	—	—	(338)
Other revenues	—	277	4	281
Total revenues	$3,141	$519	$(20)	$3,640

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E		SoCalGas
	Three months ended March 31,
	2025	2024	2025	2024
By major service line:
Revenues from contracts with customers – Utilities	$1,434	$1,462	$2,068	$2,060
By market:
Gas	$359	$330	$2,068	$2,060
Electric	1,075	1,132	—	—
Revenues from contracts with customers	$1,434	$1,462	$2,068	$2,060

Revenues from contracts with customers	$1,434	$1,462	$2,068	$2,060
Utilities regulatory revenues	(14)	(83)	(48)	(255)
Total revenues	$1,420	$1,379	$2,020	$1,805
REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, at March 31, 2025, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations for contracts greater than one year at March 31, 2025.

REMAINING PERFORMANCE OBLIGATIONS
(Dollars in millions)
	Sempra(1)	SDG&E
2025 (excluding first three months of 2025)	$306	$3
2026	289	4
2027	289	4
2028	242	4
2029	215	4
Thereafter	2,133	52
Total revenues to be recognized	$3,474	$71
(1)    Excludes intercompany transactions.
Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the three months ended March 31, 2025 or 2024.

CONTRACT LIABILITIES
(Dollars in millions)
	2025	2024
Sempra:
Contract liabilities at January 1	$(196)	$(198)
Revenue from performance obligations satisfied during reporting period	28	2
Payments received in advance	(1)	(3)
Contract liabilities at March 31(1)	$(169)	$(199)
SDG&E:
Contract liabilities at January 1	$(72)	$(75)
Revenue from performance obligations satisfied during reporting period	1	1
Contract liabilities at March 31(2)	$(71)	$(74)
(1)     Balances at March 31, 2025 include $79 in Other Current Liabilities and $90 in Deferred Credits and Other.
(2)     Balances at March 31, 2025 include $4 in Other Current Liabilities and $67 in Deferred Credits and Other.

Receivables from Revenues from Contracts with Customers
The table below shows receivable balances, net of allowances for credit losses, associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	March 31, 2025	December 31, 2024
Sempra:
Accounts receivable – trade, net(1)	$1,931	$1,787
Accounts receivable – other, net	13	12
Due from unconsolidated affiliates – current(2)	3	4
Other long-term assets(3)	18	18
Total	$1,965	$1,821
SDG&E:
Accounts receivable – trade, net(1)	$830	$774
Accounts receivable – other, net	9	11
Due from unconsolidated affiliates – current(2)	9	6
Other long-term assets(3)	4	4
Total	$852	$795
SoCalGas:
Accounts receivable – trade, net	$1,018	$932
Accounts receivable – other, net	4	1
Other long-term assets(3)	14	14
Total	$1,036	$947
(1)     At March 31, 2025 and December 31, 2024, includes $150 and $144, respectively, of receivables due from customers that were billed on behalf of Community Choice Aggregators, which are not included in revenues.
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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Fixed-price contracts and other derivatives	$39	$53	$6	$11	$33	$42
Deferred income taxes recoverable in rates	1,894	1,689	878	802	947	817
Pension and PBOP plan obligations	(436)	(458)	7	(2)	(443)	(456)
Employee benefit costs	19	19	3	3	16	16
Removal obligations	(3,321)	(3,295)	(2,726)	(2,676)	(595)	(619)
Environmental costs	147	149	114	115	33	34
Sunrise Powerlink fire mitigation	121	124	121	124	—	—
Regulatory balancing accounts(1)(2):
Commodity – electric	(220)	(313)	(220)	(313)	—	—
Commodity – gas, including transportation	(49)	(47)	51	86	(100)	(133)
Safety and reliability	804	820	244	227	560	593
Public purpose programs	(460)	(439)	(215)	(219)	(245)	(220)
2024 GRC retroactive impacts	656	631	280	277	376	354
Wildfire mitigation plan	873	808	873	808	—	—
Liability insurance premium	(33)	(24)	(22)	(15)	(11)	(9)
Other balancing accounts	(178)	158	(202)	(51)	24	209
Other regulatory (liabilities) assets, net(2)	165	164	87	87	79	79
Total	$21	$39	$(721)	$(736)	$674	$707
(1)    At March 31, 2025 and December 31, 2024, the noncurrent portion of regulatory balancing accounts – net undercollected for Sempra was $1,824 and $1,731, respectively, for SDG&E was $937 and $873, respectively, and for SoCalGas was $887 and $858, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.
In April 2025, the CPUC issued a proposed decision that authorizes partial recovery of costs recorded in SoCalGas’ Catastrophic Event Memorandum Account and COVID-19 Pandemic Protections Memorandum Account. The decision authorizes the recovery of $19 million out of the requested $58 million. SoCalGas will continue to pursue recovery of all the costs and will be filing comments in May 2025. A final decision may be issued in June 2025.

CPUC GRC
The CPUC uses GRCs to set base revenues to allow SDG&E and SoCalGas to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments. In December 2024, the CPUC approved an FD in the 2024 GRC for SDG&E and SoCalGas that authorizes SDG&E’s and SoCalGas’ revenue requirements for 2024 and attrition year adjustments for 2025 through 2027, inclusively.
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
Since the GRC FD was effective retroactive to January 1, 2024, SDG&E and SoCalGas recorded the retroactive impacts in the fourth quarter of 2024.
The GRC provides SDG&E and SoCalGas with numerous mechanisms to seek cost recovery of specified projects and programs. We expect that the requests for cost recovery of these projects and programs, which remain subject to CPUC approval, will result in additional amounts of authorized revenue requirement that are not included in the amounts described above.
2024 GRC Track 2
In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC, known as a Track 2 request. This request seeks review and recovery of $1.5 billion of wildfire mitigation plan costs incurred from 2019 through 2022 that were in addition to amounts authorized in the 2019 GRC and not addressed in the 2024 GRC FD. SDG&E expects to receive a proposed decision for its Track 2 request in the second half of 2025.
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
2024 GRC Track 3
In April 2025, SDG&E and SoCalGas each submitted additional requests to the CPUC in the 2024 GRC, known as Track 3 requests. SDG&E submitted a request seeking review and recovery of $417 million of its wildfire mitigation plan costs incurred in 2023 that were in addition to the amounts authorized in the 2019 GRC and not addressed in the 2024 GRC. Additionally, SDG&E and SoCalGas submitted a combined request seeking review and recovery of $240 million and $499 million, respectively, of PSEP costs incurred from 2014 through 2019 and 2015 through 2020, respectively. SDG&E and SoCalGas expect to receive proposed decisions for their Track 3 requests in the first half of 2026.
Revenue requirements associated with the Track 3 requests have been recorded in regulatory accounts. SDG&E and SoCalGas are authorized interim rate recovery of up to 50% of the recorded PSEP regulatory account balance at the end of each year. Such interim rate recovery is subject to refund, contingent on the reasonableness review decision for their Track 3 requests.

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
The following table summarizes the CPUC-approved cost of capital for SDG&E and SoCalGas. The authorized weighting remained unchanged for each of the years presented.

AUTHORIZED COST OF CAPITAL

	Authorized weighting	2024	2025	2024	2025
		Return on rate base		Weighted return on rate base
SDG&E:
Long-Term Debt	45.25%	4.34%	4.34%	1.96%	1.96%
Preferred Equity	2.75	6.22	6.22	0.17	0.17
Common Equity	52.00	10.65	10.23	5.54	5.32
	100.00%			7.67%	7.45%
SoCalGas:
Long-Term Debt	45.60%	4.54%	4.63%	2.07%	2.11%
Preferred Equity	2.40	6.00	6.00	0.14	0.14
Common Equity	52.00	10.50	10.08	5.46	5.24
	100.00%			7.67%	7.49%
In March 2025, SDG&E and SoCalGas each filed applications with the CPUC seeking to update their cost of capital for 2026 through 2028, subject to the CCM. SDG&E and SoCalGas expect to receive a final decision by the end of 2025.

PROPOSED COST OF CAPITAL FOR 2026 - 2028

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
46.00%	4.62%	2.13%	Long-Term Debt	45.60%	5.02%	2.29%
—	6.22	—	Preferred Equity	2.40	6.00	0.14
54.00	11.25	6.08	Common Equity	52.00	11.00	5.72
100.00%		8.21%		100.00%		8.15%
FERC RATE MATTERS
SDG&E files separately with the FERC for its authorized transmission revenue requirement and ROE on FERC-regulated electric transmission operations and assets.
TO5 Settlement
SDG&E’s authorized TO5 settlement provided for an ROE of 10.60%, consisting of a base ROE of 10.10% plus the California ISO adder. In December 2024, the FERC issued an order, which SDG&E has appealed, finding that SDG&E is not eligible for the California ISO adder and that the TO5 adder refund provision had been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019.

TO6 Filing
In October 2024, SDG&E submitted its TO6 filing to the FERC and requested it to be effective January 1, 2025. SDG&E’s TO6 filing proposes, among other items, an increase to SDG&E’s currently authorized base ROE from 10.10% to 11.75% plus the California ISO adder, for a total ROE of 12.25%. In December 2024, the FERC accepted SDG&E’s TO6 filing, subject to refund; suspended the effective date to June 1, 2025; established hearing and settlement judge procedures; and disallowed the inclusion of the California ISO adder, the last of which SDG&E has appealed.

NOTE 5. SEMPRA – INVESTMENTS IN UNCONSOLIDATED ENTITIES
We generally account for investments under the equity method when we have significant influence over, but do not have control of, these entities. Equity earnings and losses, both before and net of income tax, are combined and presented as Equity Earnings on the Condensed Consolidated Statements of Operations. Distributions received from equity method investees are classified in the Condensed Consolidated Statements of Cash Flows as either a return on investment in operating activities or a return of investment in investing activities based on the “nature of the distribution” approach. See Note 13 for information on equity earnings and losses, both before and net of income tax, by segment. See Note 1 for information on how equity earnings and losses before income taxes are factored into the calculations of our pretax income or loss and ETR.
We provide additional information concerning our equity method investments in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.
ONCOR HOLDINGS
We account for our 100% equity ownership interest in Oncor Holdings, which owns an 80.25% interest in Oncor, as an equity method investment. Due to the ring-fencing measures, governance mechanisms and commitments in effect, we do not have the power to direct the significant activities of Oncor Holdings and Oncor. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report for additional information related to the restrictions on our ability to direct the significant activities of Oncor Holdings and Oncor.
In the three months ended March 31, 2025 and 2024, Sempra contributed $486 million and $193 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $142 million and $100 million, respectively, to Sempra. On May 2, 2025, Sempra contributed $486 million to Oncor Holdings, and on May 1, 2025, Oncor Holdings distributed $142 million to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Operating revenues	$1,548	$1,458
Operating expenses	(1,157)	(1,051)
Income from operations	391	407
Interest expense	(185)	(150)
Income tax expense	(40)	(49)
Net income	179	223
NCI held by Texas Transmission Investment LLC	(36)	(44)
Earnings attributable to Sempra(1)	143	179
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing agreement and changes in basis differences in AOCI within the carrying value of our equity method investment.
CAMERON LNG JV
In the three months ended March 31, 2025 and 2024, Cameron LNG JV distributed $149 million and $132 million, respectively, to Sempra Infrastructure.

TAG NORTE
In the three months ended March 31, 2025 and 2024, TAG Norte distributed $45 million and $62 million, respectively, to Sempra Infrastructure.

NOTE 6. SEMPRA – POTENTIAL DIVESTITURES
SEMPRA INFRASTRUCTURE
On March 28, 2025, we determined to move forward with a process to sell (i) Ecogas, a natural gas regulated distribution utility that operates in three separate distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico, and (ii) a portion of our 70% interest in SI Partners equal to between 15% and 30% of SI Partners’ total outstanding interests (the Minority Interest Sale). SI Partners owns non-U.S.-utility energy infrastructure assets, including LNG and natural gas infrastructure in the U.S. and Mexico and renewable energy, liquid petroleum gas and refined products infrastructure in Mexico.
On March 28, 2025, we issued a notice to SI Partners’ minority partners, KKR Pinnacle and ADIA, of our intent to pursue the Minority Interest Sale (such notice, the Sale Notice).
Under SI Partners’ agreement of limited partnership (the LP Agreement), KKR Pinnacle and ADIA have certain rights of first offer for the sale of our interests in SI Partners to certain of our non-affiliates. KKR Pinnacle has 30 business days after the Sale Notice was given to notify us of its offer to purchase the interests included in the Sale Notice. If KKR Pinnacle does not exercise this right, then ADIA will have 10 business days thereafter to make an offer to purchase such interests. If either KKR Pinnacle or ADIA offers to purchase the interests included in the Sale Notice, then we will have 30 business days thereafter to notify KKR Pinnacle or ADIA, as applicable, of our interest in negotiating a definitive sale agreement. If neither KKR Pinnacle nor ADIA exercises its rights of first offer or a proposed transaction is not timely consummated under the terms of the LP Agreement, which terms can be modified by mutual agreement among the parties, then we will have the right to pursue the Minority Interest Sale with third parties.
We expect the Ecogas sale and the Minority Interest Sale to be completed over the next 12-18 months, subject to reaching agreement on acceptable pricing and other terms, securing required regulatory and other approvals, finalizing definitive contracts and other factors and considerations.

NOTE 7. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At March 31, 2025, Sempra had an aggregate capacity of $9.9 billion under seven primary committed lines of credit, which provide liquidity and support our commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		March 31, 2025
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Letters of credit outstanding	Available unused credit
Sempra	October 2029	$4,000	$(400)	$—	$—	$3,600
SDG&E	October 2029	1,500	(137)	—	—	1,363
SoCalGas	October 2029	1,200	(147)	—	—	1,053
SI Partners and IEnova	September 2025	500	—	(358)	—	142
SI Partners and IEnova	August 2026	1,000	—	—	—	1,000
SI Partners and IEnova	August 2028	1,500	—	(366)	—	1,134
Port Arthur LNG	March 2030	200	—	—	(87)	113
Total		$9,900	$(684)	$(724)	$(87)	$8,405
Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At March 31, 2025, each Registrant was in compliance with this ratio under its respective credit facility.
The three lines of credit that are shared by SI Partners and IEnova require that SI Partners maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in each credit facility) of no more than 5.25 to 1.00 at the end of each quarter. At March 31, 2025, SI Partners was in compliance with this ratio.
Uncommitted Line of Credit
ECA LNG Phase 1 has an uncommitted line of credit with an aggregate capacity of $100 million that expires in August 2026. Borrowings are generally used for working capital requirements and can be in U.S. dollars or Mexican pesos. At March 31, 2025, ECA LNG Phase 1 had outstanding borrowings of $5 million, before reductions of any unamortized discounts, in Mexican pesos that bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 154 bps. Borrowings made in U.S. dollars bear interest at a variable rate based on the one-month or three-month SOFR plus 164 bps and a credit adjustment spread of 10 bps.

Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At March 31, 2025, we had $487 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT OUTSTANDING
(Dollars in millions)
	Expiration date range	March 31, 2025
SDG&E	May 2025 - January 2026	$21
SoCalGas	June 2025 - March 2026	15
Other Sempra	April 2025 - November 2054	451
Total Sempra		$487
Term Loan
In May 2024, SoCalGas entered into a $500 million, 364-day term loan facility with a maturity date of May 22, 2025, and in December 2024, SoCalGas increased the amount of the term loan to $700 million. SoCalGas borrowed the full $700 million available under the term loan, net of negligible debt issuance costs, which is included in Short-Term Debt on SoCalGas’ Balance Sheets. SoCalGas may request a further increase in the term loan facility of up to $300 million prior to the maturity date, subject to lender approval. The outstanding borrowings bear interest at a per annum rate equal to term SOFR, plus 80 bps and a credit adjustment spread of 10 bps. SoCalGas used the proceeds to repay commercial paper and for other general corporate purposes.
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	March 31, 2025	December 31, 2024
Sempra	5.02%	5.03%
SDG&E	4.73	4.76
SoCalGas	5.11	5.02
LONG-TERM DEBT
SDG&E
In March 2025, SDG&E issued $850 million aggregate principal amount of 5.40% first mortgage bonds due in full upon maturity on April 15, 2035 and received proceeds of $840 million (net of debt discount, underwriting discounts and debt issuance costs of $10 million). The first mortgage bonds are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SDG&E intends to use the net proceeds for general corporate purposes, including repayment of outstanding commercial paper and potentially other indebtedness.
Other Sempra
ECA LNG Phase 1
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures on December 9, 2025 for an aggregate principal amount of up to $1.3 billion. IEnova and TotalEnergies SE have provided guarantees for repayment of the loans plus accrued and unpaid interest of 83.4% and 16.6%, respectively. At both March 31, 2025 and December 31, 2024, $1.1 billion of borrowings from external lenders were outstanding under the loan agreement, with a weighted-average interest rate of 7.36% and 7.29%, respectively. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
Port Arthur LNG
Port Arthur LNG has a seven-year term loan facility agreement with a syndicate of lenders that matures on March 20, 2030 for an aggregate principal amount of approximately $6.8 billion. At March 31, 2025 and December 31, 2024, $1.2 billion and $1.1 billion, respectively, of borrowings were outstanding under the loan agreement, both with an all-in weighted-average interest rate of 5.33%.

In January 2025, Port Arthur LNG issued senior secured notes for an aggregate principal amount of $750 million and received proceeds of $742 million (net of debt issuance costs of $8 million). In April 2025, Port Arthur LNG issued senior secured notes for an aggregate principal amount of $250 million and received proceeds of $248 million (net of debt issuance costs of $2 million). The notes issued in January 2025 and April 2025 bear interest at the rate of 6.27% and 6.32%, respectively, and mature in December 2042. The net proceeds were used to repay borrowings and accrued interest under the existing Port Arthur LNG term loan facility.

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
In all other cases, we record derivatives at fair value on the Condensed Consolidated Balance Sheets. We may have derivatives that are (1) cash flow hedges, (2) fair value hedges, or (3) undesignated. Depending on the applicability of hedge accounting and, for SDG&E and SoCalGas and other operations subject to regulatory accounting, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in OCI (cash flow hedges), on the balance sheet (regulatory offsets), or recognized in earnings (fair value hedges and undesignated derivatives not subject to rate recovery). We classify cash flows from the (1) principal settlements of cross-currency swaps that hedge exposure related to Mexican peso-denominated debt and amounts related to terminations or early settlements of interest rate swaps as financing activities, (2) principal settlements of interest rate swaps associated with capitalized interest costs incurred to finance capital projects as investing activities, and (3) settlements of other derivative instruments as operating activities on the Condensed Consolidated Statements of Cash Flows.
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
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	March 31, 2025	December 31, 2024
Sempra:
Natural gas	MMBtu	690	637
Congestion revenue rights	MWh	25	27
SDG&E:
Natural gas	MMBtu	17	16
Congestion revenue rights	MWh	25	27
SoCalGas:
Natural gas	MMBtu	385	347
INTEREST RATE DERIVATIVES
We are exposed to interest rates primarily as a result of our current and expected use of financing. SDG&E and SoCalGas, as well as Sempra and its other subsidiaries and equity method investees, periodically enter into interest rate derivative agreements intended to moderate our exposure to interest rates and to lower our overall costs of borrowing. In addition, we may utilize interest rate swaps, typically designated as cash flow hedges, to lock in interest rates on outstanding debt or in anticipation of future financings.

The following table presents the notional amounts of our interest rate derivatives, excluding those in our equity method investments.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	March 31, 2025		December 31, 2024
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cash flow hedges	$271	2025-2034	$271	2025-2034
Undesignated derivatives(1)	3,189	2025-2048	3,189	2025-2048
(1)    At March 31, 2025 and December 31, 2024, undesignated derivatives accrued interest based on a notional amount of $1,260 and $1,598, respectively.
FOREIGN CURRENCY DERIVATIVES
From time to time, Sempra Infrastructure and its JVs may use foreign currency derivatives to hedge exposures related to cash flows associated with revenues from contracts denominated in Mexican pesos that are indexed to the U.S. dollar. Oncor uses cross-currency swaps designated as fair value hedges intended to offset foreign currency exchange rate risk related to its Euro denominated debt.
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
The following table presents the notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	March 31, 2025		December 31, 2024
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Foreign currency derivatives	$128	2025-2026	$162	2025-2026

FINANCIAL STATEMENT PRESENTATION
The Condensed Consolidated Balance Sheets reflect the offsetting of net derivative positions and cash collateral with the same counterparty when a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Condensed Consolidated Balance Sheets, including the amount of cash collateral receivables that were not offset because the cash collateral was in excess of liability positions. We discuss the fair value of derivative assets and liabilities in Note 9.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2025
	Current assets: Fixed-price contracts and other derivatives(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$6	$24	$—	$—
Foreign exchange instruments	1	—	(1)	—
Derivatives not designated as hedging instruments:
Interest rate instruments	11	179	—	—
Commodity contracts not subject to rate recovery	16	17	(26)	(39)
Associated offsetting commodity contracts	(12)	(16)	12	16
Commodity contracts subject to rate recovery	14	4	(41)	(17)
Associated offsetting commodity contracts	(12)	(2)	12	2
Associated offsetting cash collateral	—	—	4	5
Net amounts presented on the balance sheet	24	206	(40)	(33)
Additional cash collateral for commodity contracts not subject to rate recovery	87	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	25	—	—	—
Total	$136	$206	$(40)	$(33)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$9	$4	$(12)	$(7)
Associated offsetting commodity contracts	(7)	(2)	7	2
Associated offsetting cash collateral	—	—	4	5
Net amounts presented on the balance sheet	2	2	(1)	—
Additional cash collateral for commodity contracts subject to rate recovery	23	—	—	—
Total	$25	$2	$(1)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$5	$—	$(29)	$(10)
Associated offsetting commodity contracts	(5)	—	5	—
Net amounts presented on the balance sheet	—	—	(24)	(10)
Additional cash collateral for commodity contracts subject to rate recovery	2	—	—	—
Total	$2	$—	$(24)	$(10)
(1)    Included in Other Current Assets for SDG&E and SoCalGas.

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

HEDGE IMPACTS
(Dollars in millions)
	Pretax (loss) gain recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended March 31,			Three months ended March 31,
	2025	2024	Location	2025	2024
Sempra:
Cash flow hedges:
Interest rate instruments	$(3)	$142	Interest expense	$2	$3
Interest rate instruments	(20)	28	Equity earnings(1)	5	5
Foreign exchange instruments	(5)	1	Revenues: Energy- related businesses	(2)	3
Foreign exchange instruments	(4)	—	Equity earnings(1)	(2)	2
Fair value hedges:
Foreign exchange instruments	(9)	—	Equity earnings(1)	—	—
Total	$(41)	$171		$3	$13
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
For Sempra, we expect that net gains before NCI of $19 million, which are net of income tax expense, that are currently recorded in AOCI (with net gains of $8 million attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
At March 31, 2025, the maximum length of time over which Sempra is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is approximately one year.
The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings
		Three months ended March 31,
	Location	2025	2024
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-related businesses	$6	$79
Commodity contracts subject to rate recovery	Cost of natural gas	(16)	(6)
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	3	(23)
Interest rate instruments	Interest expense	(65)	—
Total		$(72)	$50
SDG&E:
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	$3	$(23)
SoCalGas:
Commodity contracts subject to rate recovery	Cost of natural gas	$(16)	$(6)

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
For Sempra, the total fair value of this group of derivative instruments in a liability position at March 31, 2025 and December 31, 2024 was $105 million and $122 million, respectively. For SDG&E, the total fair value of this group of derivative instruments in a liability position was $1 million at March 31, 2025 and negligible at December 31, 2024. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at March 31, 2025 and December 31, 2024 was $34 million and $42 million, respectively. At March 31, 2025, if the credit ratings of Sempra, SDG&E or SoCalGas were reduced below investment grade, $105 million, $1 million and $34 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The tables below set forth our financial assets and liabilities, by level within the fair value hierarchy, that were accounted for at fair value on a recurring basis at March 31, 2025 and December 31, 2024. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair-valued assets and liabilities and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2024.
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
▪For commodity contracts, interest rate instruments and foreign exchange instruments, we primarily use a market or income approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable. We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). Level 3 recurring items relate to CRRs at SDG&E, as we discuss below in “Level 3 Information – SDG&E.” We further discuss derivative assets and liabilities in Note 8.
▪Rabbi Trust investments include short-term investments that consist of money market and mutual funds that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1).
▪As we discuss in Note 12, in July 2020, Sempra entered into a Support Agreement for the benefit of CFIN. We measure the Support Agreement, which includes a guarantee obligation, a put option and a call option, net of related guarantee fees, at fair value on a recurring basis. We use a discounted cash flow model to value the Support Agreement, net of related guarantee fees. Because some of the inputs that are significant to the valuation are less observable, the Support Agreement is classified as Level 3, as we describe below in “Level 3 Information – Other Sempra.”

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at March 31, 2025
Sempra:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$16	$2	$—		$18
Equity securities	277	3	—		280
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	35	26	—		61
Municipal bonds	—	288	—		288
Other securities	—	236	—		236
Total debt securities	35	550	—		585
Total nuclear decommissioning trusts(2)	328	555	—		883
Short-term investments held in Rabbi Trust	46	—	—		46
Support Agreement, net of related guarantee fees	—	—	38		38
Interest rate instruments	—	220	—	$—	220
Foreign exchange instruments	—	1	—	—	1
Commodity contracts not subject to rate recovery	—	33	—	59	92
Commodity contracts subject to rate recovery	9	5	4	11	29
Total	$383	$814	$42	$70	$1,309
Liabilities:
Foreign exchange instruments	$—	$1	$—	$—	$1
Commodity contracts not subject to rate recovery	—	65	—	(28)	37
Commodity contracts subject to rate recovery	18	40	—	(23)	35
Total	$18	$106	$—	$(51)	$73

	Fair value at December 31, 2024
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
	Fair value at March 31, 2025
SDG&E:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$16	$2	$—		$18
Equity securities	277	3	—		280
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	35	26	—		61
Municipal bonds	—	288	—		288
Other securities	—	236	—		236
Total debt securities	35	550	—		585
Total nuclear decommissioning trusts(2)	328	555	—		883
Commodity contracts subject to rate recovery	9	—	4	$14	27
Total	$337	$555	$4	$14	$910
Liabilities:
Commodity contracts subject to rate recovery	$18	$1	$—	$(18)	$1

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
(2)    Excludes receivables (payables), net.

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at March 31, 2025
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$5	$—	$(3)	$2
Liabilities:
Commodity contracts subject to rate recovery	$—	$39	$—	$(5)	$34

	Fair value at December 31, 2024
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$2	$1	$—	$1	$4
Liabilities:
Commodity contracts subject to rate recovery	$2	$44	$—	$(3)	$43
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Balance at January 1	$4	$10
Realized and unrealized gains (losses), net	(1)	(1)
Allocated transmission instruments	2	—
Settlements	(1)	—
Balance at March 31	$4	$9
Change in unrealized losses relating to instruments still held at March 31	$(2)	$—
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Balance at January 1	$25	$23
Realized and unrealized gains (losses), net(1)	15	2
Settlements	(2)	(2)
Balance at March 31(2)	$38	$23
Change in unrealized gains relating to instruments still held at March 31	$15	$1
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $8 in Other Current Assets and $30 in Other Long-term Assets at March 31, 2025 on Sempra’s Condensed Consolidated Balance Sheet.

The fair value of the Support Agreement, net of related guarantee fees, is based on a discounted cash flow model using a probability of default and survival methodology. Our estimate of fair value considers inputs such as third-party default rates, credit ratings, recovery rates, and risk-adjusted discount rates, which may be readily observable, market corroborated or generally unobservable inputs. Because CFIN’s credit rating and related default and survival rates are unobservable inputs that are significant to the valuation, the Support Agreement, net of related guarantee fees, is classified as Level 3. We assigned CFIN an internally developed credit rating of A2 and A3 at March 31, 2025, and 2024, respectively, and relied on default rate data published by Moody’s to assign a probability of default. A hypothetical change in the credit rating up or down one notch could result in a significant change in the fair value of the Support Agreement.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	March 31, 2025
Sempra:
Long-term note receivable(1)	$356	$—	$—	$344	$344
Long-term amounts due to unconsolidated affiliates	355	—	329	—	329
Total long-term debt(2)	34,697	—	31,804	—	31,804
SDG&E:
Total long-term debt(3)	$9,800	$—	$8,621	$—	$8,621
SoCalGas:
Total long-term debt(4)	$7,359	$—	$6,878	$—	$6,878

	December 31, 2024
Sempra:
Long-term note receivable(1)	$351	$—	$—	$334	$334
Long-term amounts due to unconsolidated affiliates	352	—	324	—	324
Total long-term debt(2)	32,899	—	30,193	—	30,193
SDG&E:
Total long-term debt(3)	$8,950	$—	$7,760	$—	$7,760
SoCalGas:
Total long-term debt(4)	$7,359	$—	$6,880	$—	$6,880
(1)    Before allowances for credit losses of $5 at both March 31, 2025 and December 31, 2024. Excludes unamortized transaction costs of $3 at both March 31, 2025 and December 31, 2024.
(2)    After the effects of interest rate swaps. Before reductions of unamortized discount and debt issuance costs of $395 and $382 at March 31, 2025 and December 31, 2024, respectively, and excluding finance lease obligations of $1,315 at both March 31, 2025 and December 31, 2024.
(3)    Before reductions of unamortized discount and debt issuance costs of $103 and $95 at March 31, 2025 and December 31, 2024, respectively, and excluding finance lease obligations of $1,197 and $1,205 at March 31, 2025 and December 31, 2024, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $64 and $65 at March 31, 2025 and December 31, 2024, respectively, and excluding finance lease obligations of $118 and $110 at March 31, 2025 and December 31, 2024, respectively.

We provide the fair values for the securities held in the NDT related to SONGS in Note 11.

NOTE 10. SEMPRA – EQUITY AND EARNINGS PER COMMON SHARE
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

Under the ATM program, we may enter into separate forward sale agreements with affiliates of the agents as forward purchasers. We expect to fully physically settle each forward sale agreement. However, we will generally have the right, subject to certain exceptions, to elect to cash settle or net share settle all or any portion of our obligations under any such forward sale agreement. With respect to forward sale agreements with any forward purchaser, we expect that such forward purchaser (or its affiliate) will attempt to borrow from third parties and sell, through the relevant agent acting as sales agent for such forward purchaser, shares of our common stock to hedge such forward purchaser’s exposure under such forward sale agreement. We will not receive any proceeds from any sale of shares borrowed by a forward purchaser (or its affiliate) and sold through a forward seller. The forward seller will receive a commission, in the form of a reduction to the initial forward price under the related forward sale agreement, at a mutually agreed rate that will not exceed (subject to certain exceptions) 1.0% of the volume-weighted average of the gross sales price per share of all of the borrowed shares of Sempra common stock sold through such forward seller.
We intend to use a substantial portion of the net proceeds we receive from the issuance and sale by us of any shares of our common stock to or through the agents and any net proceeds we receive through the settlement of any forward sale agreements with the forward purchasers for working capital and other general corporate purposes, including to partly finance our long-term capital plan and to repay outstanding commercial paper and potentially other indebtedness. At March 31, 2025, approximately $2.6 billion of common stock remained available for sale under the ATM program, which reflects the forward sale agreements that we describe below.
Forward Sale Agreements
Since establishing the ATM program, an aggregate of 4,996,591 shares have been sold under the forward sale agreements described below with an average initial forward price of $83.175. Such average initial forward price is weighted to take into account the number of shares sold under each forward sale agreement.
In the fourth quarter of 2024, we entered into a forward sale agreement under the ATM program with Bank of America, N.A. as forward purchaser. From time to time during the quarter at our instruction, the forward purchaser borrowed, and an affiliate of the forward purchaser sold, 2,909,274 shares of Sempra common stock under this agreement. At the initial forward price of $92.1546 per share, the proceeds from this forward sale agreement if we elect full physical settlement would be approximately $268 million (net of sales commissions of approximately $2.4 million, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). At March 31, 2025, a total of 2,909,274 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us no later than June 30, 2026.
In the first quarter of 2025, we entered into a forward sale agreement under the ATM program with Wells Fargo Bank, N.A. as forward purchaser. From time to time during the quarter at our instruction, the forward purchaser borrowed, and an affiliate of the forward purchaser sold, 2,087,317 shares of Sempra common stock under this agreement. At the initial forward price of $70.6593 per share, the proceeds from this forward sale agreement if we elect full physical settlement would be approximately $147 million (net of sales commissions of approximately $1.3 million, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). At March 31, 2025, a total of 2,087,317 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us no later than March 31, 2027.
The shares offered pursuant to the forward sale agreements were borrowed by the applicable forward purchaser and therefore were not newly issued shares. We did not initially receive any proceeds from the sale of shares pursuant to the forward sale agreements. Although we may settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the applicable forward purchaser upon the occurrence of certain events.
COMMON STOCK REPURCHASES
In the three months ended March 31, 2025 and 2024, we withheld 671,961 shares for $57 million and 552,799 shares for $40 million, respectively, of our common stock that would otherwise be issued to long-term incentive plan participants who do not elect otherwise upon the vesting of RSUs and exercise of stock options in an amount sufficient to satisfy minimum statutory tax withholding requirements. Such share withholding is considered a share repurchase for accounting purposes.

NONCONTROLLING INTERESTS
Ownership interests in a consolidated entity that are held by unconsolidated owners are accounted for and reported as NCI.
SI Partners Subsidiaries
Both SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of March 31, 2025, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2025	2024
Sempra:
Numerator:
Earnings attributable to common shares	$906	$801

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	651,992	632,821
Dilutive effect of common shares sold forward	—	673
Dilutive effect of stock options and RSUs(2)	1,026	1,860
Weighted-average common shares outstanding for diluted EPS	653,018	635,354

EPS:
Basic	$1.39	$1.27
Diluted	$1.39	$1.26
(1)    Includes 516 and 624 fully vested RSUs held in our Deferred Compensation Plan for the three months ended March 31, 2025 and 2024, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.
The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months ended March 31, 2025 and 2024 excludes 522,283 and 1,356,470 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
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
Pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Development Committee of Sempra’s board of directors granted 303,614 nonqualified stock options, 601,483 performance-based RSUs and 238,399 service-based RSUs in the three months ended March 31, 2025, primarily in January.

We discuss share-based compensation plans and related awards and the terms and conditions of Sempra’s equity securities further in Notes 11, 12 and 13 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 11. SAN ONOFRE NUCLEAR GENERATING STATION
We provide below updates to ongoing matters related to SONGS, a nuclear generating facility near San Clemente, California that permanently ceased operations in June 2013, and in which SDG&E has a 20% ownership interest. We discuss SONGS further in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.
NUCLEAR DECOMMISSIONING AND FUNDING
As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison began the decommissioning phase of the plant. Major decommissioning work began in 2020. We expect the majority of the decommissioning work to be completed around 2030. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work for Unit 1 will be completed once Units 2 and 3 are dismantled and the spent fuel is removed from the site. The spent fuel is currently being stored on-site, until the DOE identifies an independent spent fuel storage installation and puts in place a program for the fuel’s disposal. SDG&E is responsible for approximately 20% of the total decommissioning cost.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	March 31, 2025
Short-term investments, primarily cash equivalents	$18	$—	$—	$18
Equity securities	72	211	(3)	280
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	61	1	(1)	61
Municipal bonds(2)	296	1	(9)	288
Other securities(3)	239	3	(6)	236
Total debt securities	596	5	(16)	585
Receivables (payables), net	(18)	—	—	(18)
Total	$668	$216	$(19)	$865

	December 31, 2024
Short-term investments, primarily cash equivalents	$10	$—	$—	$10
Equity securities	78	223	(3)	298
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	67	1	(1)	67
Municipal bonds	295	1	(9)	287
Other securities	234	2	(8)	228
Total debt securities	596	4	(18)	582
Receivables (payables), net	(15)	—	—	(15)
Total	$669	$227	$(21)	$875
(1)    Maturity dates are 2025-2055.
(2)    Maturity dates are 2025-2058.
(3)    Maturity dates are 2025-2069.
The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Proceeds from sales	$274	$181
Gross realized gains	10	14
Gross realized losses	2	2
Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s asset retirement obligation related to decommissioning costs for all three SONGS units was $461 million at March 31, 2025 and is based on a cost study prepared in 2024, which is pending CPUC approval.

NOTE 12. COMMITMENTS, CONTINGENCIES AND GUARANTEES
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
At March 31, 2025, loss contingency accruals for legal matters that are probable and estimable were $40 million for Sempra and $26 million for SoCalGas.
SDG&E
City of San Diego Franchise Agreement
In 2021, two lawsuits were filed in the California Superior Court challenging various aspects of the natural gas and electric franchise agreements granted by the City of San Diego to SDG&E. Both lawsuits ultimately sought to void the franchise agreements. In one of the cases, judgment was granted in favor of SDG&E and the City of San Diego. In November 2024, the Court of Appeal affirmed the trial court judgment in favor of SDG&E and the City of San Diego. The plaintiff’s further appeal to the California Supreme Court was denied. In the second case, the court ruled in favor of SDG&E and the City of San Diego, upholding all terms of the franchise agreements, except for the two-thirds City Council vote requirement for termination if the City decides to terminate under certain circumstances. Under the court’s ruling, the City can instead terminate on a majority vote, so long as it satisfies repayment provisions under the franchise agreements. Both sides have appealed the ruling.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County.
In 2022, SoCalGas paid $1.79 billion under a settlement agreement that resolved the lawsuits of over 99% of the approximately 36,000 individual plaintiffs with lawsuits then-pending against SoCalGas and Sempra related to the Leak. The individual plaintiffs who did not participate in the settlement (the Non-Settling Individual Plaintiffs) are able to continue to pursue their claims. As of May 5, 2025, there are approximately 505 plaintiffs, who are either new plaintiffs or Non-Settling Individual Plaintiffs.
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
Land Disputes. Sempra Infrastructure has been engaged in a long-running land dispute with a claimant relating to property adjacent to its ECA Regas Facility that allegedly overlaps with land owned by the ECA Regas Facility (the facility, however, is not situated on the land that is the subject of this dispute). The claimant to the adjacent property filed suit to reinitiate an administrative procedure at SEDATU to obtain the property title for the disputed property that had previously been issued in a ruling by the federal Agrarian Court and subsequently reversed by a federal court in Mexico. In April 2021, the proceeding in the Agrarian Court concluded with the court ordering that the administrative procedure be restarted. The administrative procedure at SEDATU may continue if SEDATU decides to reopen the matter.
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
In 2018 and 2021, three related claimants filed separate challenges in the federal district court in Ensenada, Baja California seeking revocation of the environmental and social impact permits issued by each of ASEA and SENER to ECA LNG authorizing natural gas liquefaction activities at the ECA Regas Facility, as follows:
▪In the first case, the court issued a provisional injunction against the permits in September 2018. In December 2018, ASEA approved modifications to the environmental permit that facilitate the development of the proposed natural gas liquefaction facility in two phases. In May 2019, the court canceled the provisional injunction. The claimant appealed the court’s decision to cancel the injunction but was not successful. The lower court’s ruling was favorable to the ECA Regas Facility, as the court determined that no harm has been caused to the plaintiff and dismissed the lawsuit. The claimant appealed and has petitioned the Mexican Supreme Court to resolve the appeal. The Mexican Supreme Court has yet to determine if it will hear the case.
▪In the second case, the initial request for a provisional injunction against the permits was denied. That decision was reversed on appeal in January 2020, resulting in the issuance of a new injunction against the permits that were issued by ASEA and SENER. This injunction has uncertain application absent clarification by the court. The claimants petitioned the court to rule that construction of natural gas liquefaction facilities violated the injunction and, in February 2022, the court ruled in favor of the ECA Regas Facility, holding that the natural gas liquefaction construction activities did not violate the injunction. The claimants appealed this ruling but were not successful. The lower court’s ruling was favorable to the ECA Regas Facility, as the court determined that no harm has been caused to the plaintiffs and dismissed the lawsuit. The claimants appealed and have petitioned the Mexican Supreme Court to resolve the appeal. The Mexican Supreme Court has yet to determine if it will hear the case.
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

Port Arthur LNG
TCEQ Permit. The PA LNG Phase 1 project holds two Clean Air Act, Prevention of Significant Deterioration permits issued by the TCEQ, which we refer to as the “2016 Permit” and the “2022 Permit.” The 2022 Permit also governs emissions for the proposed PA LNG Phase 2 project. In November 2023, a panel of the U.S. Court of Appeals for the Fifth Circuit issued a decision to vacate and remand the 2022 Permit to the TCEQ for additional explanation of the agency’s permit decision. In February 2024, the court withdrew its opinion and referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. In February 2025, the Supreme Court of Texas adopted Port Arthur LNG’s interpretation of the standard. Port Arthur LNG continues to litigate this matter before the U.S. Court of Appeals for the Fifth Circuit, which will apply the standard adopted by the Supreme Court of Texas. The 2022 Permit is effective during the pending litigation. The 2016 Permit was not the subject of, and is unaffected by, the pending litigation of the 2022 Permit. Construction of the PA LNG Phase 1 project is proceeding uninterrupted under existing permits, and we do not currently anticipate the pending litigation to materially impact the PA LNG Phase 1 project cost, schedule or expected commercial operations at this stage.
Construction Incident. In April 2025, an incident occurred at the site of the PA LNG Phase 1 project that resulted in the deaths of three Bechtel employees and the injury of two Bechtel employees.
We have an EPC contract with Bechtel to construct the PA LNG Phase 1 project. Under the EPC contract, Bechtel has full custody and control of the site during the construction period. OSHA has opened an inspection with respect to Bechtel. The cause of the incident remains under investigation.
In connection with the incident, as of May 8, 2025, three complaints have been filed on behalf of 17 plaintiffs in the 60th and 172nd Judicial District Courts in Jefferson County, Texas and the 295th Judicial District Court in Harris County, Texas. The complaints collectively name as defendants Port Arthur LNG, SI Partners, Sempra and/or other Sempra affiliates, Bechtel and/or Bechtel Corporation, among others. The complaints assert negligence and gross negligence, and two of the complaints also assert additional causes of action for wrongful death, survival and bystander claims. The complaints seek compensatory and punitive damages, lost wages and attorneys’ fees.
Additionally, the plaintiffs in the complaints filed in the 172nd and 295th Judicial District Courts sought TROs, which were granted and denied, respectively. The 172nd Judicial District Court’s TRO remains in effect and is intended to preserve relevant evidence at the construction site. Bechtel is continuing construction of the PA LNG Phase 1 project, subject to applicable limitations under the TRO and ongoing OSHA inspection. We are evaluating the parties’ rights and obligations under Port Arthur LNG’s EPC contract with Bechtel in light of this incident.
Litigation Related to Regulatory and Other Actions by the Mexican Government
Amendments to Mexico’s Electricity Industry Law. In March 2021, the Mexican government published a decree with amendments to Mexico’s LIE that included public policy changes, including establishing priority of dispatch for CFE plants over privately owned ones and allowing the CNE to revoke self-supply permits granted under the former electricity law under certain circumstances. In 2024, the Mexican government adopted changes to the Mexican Constitution to reinforce state control over strategic sectors by granting a central role to government entities like the CFE and PEMEX. Following these constitutional reforms, the Mexican government adopted the ESL in March 2025, which repealed the LIE.
Prior to the enactment of the ESL, Sempra Infrastructure had initiated three amparo lawsuits challenging the 2021 amendments to the LIE. The first lawsuit addressed the provision allowing revocation of self-supply permits, which lawsuit the Second Collegiate Court definitively dismissed in July 2024. The second lawsuit impacted generation permits for certain Sempra Infrastructure facilities, which lawsuit the Second Chamber of the Mexican Supreme Court definitively dismissed in February 2025. The third lawsuit relating to the 2021 amendments to the LIE impacts Sempra Infrastructure’s power marketing business, which remains pending, but will likely be dismissed given the repeal of the LIE.
Ordinary Course Litigation
We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, employment litigation, product liability, property damage and other claims. Juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these types of cases.

LEASES
We discuss leases further in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.
Lessee Accounting
We have operating and finance leases for real and personal property (including office space, land, fleet vehicles, aircraft, tugboats, machinery and equipment, warehouses and other operational facilities) and PPAs with renewable energy, energy storage and peaker plant facilities.
Leases That Have Not Yet Commenced
Since December 31, 2024, SDG&E has adjusted the expected commencement dates of four PPAs to: two commencing in 2025, one commencing in 2026 and one commencing in 2028. SDG&E expects the future minimum lease payments to be $12 million in 2025, $36 million in each of 2026 and 2027, $41 million in 2028, $43 million in 2029 and $477 million thereafter (through expiration in 2043).
Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, liquid petroleum gas storage facilities, a rail facility and refined products terminals, which we account for as operating or sales-type leases.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Sempra – Sales-type leases:
Interest income	$1	$1
Total revenues from sales-type leases(1)	$1	$1

Sempra – Operating leases:
Fixed lease payments	$86	$89
Variable lease payments	5	10
Total revenues from operating leases(1)	$91	$99

Depreciation expense	$18	$18
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first three months of 2025 to contractual commitments discussed in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.
LNG Purchase Agreement
Sempra Infrastructure has an SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2025 through 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure. At March 31, 2025, we expect the commitment amount to decrease by $53 million in 2025, increase by $1 million in 2026, and decrease by $82 million in 2027, $105 million in 2028, and $58 million in 2029 compared to December 31, 2024, reflecting changes in estimated forward prices since December 31, 2024 and actual transactions for the first three months of 2025. These LNG commitment amounts are based on the assumption that all LNG cargoes under the agreement are delivered, less those already confirmed to be diverted as of March 31, 2025. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the supplier electing to divert cargoes as allowed by the agreement.

ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $57 million for Sempra, $20 million for SDG&E and $17 million for SoCalGas at March 31, 2025.
SEMPRA – GUARANTEES
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $18 million at March 31, 2025, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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
Sempra Infrastructure’s $753 million proportionate share of the affiliate loans, based on SI Partners’ 50.2% ownership interest in Cameron LNG JV, was funded by external lenders comprised of a syndicate of banks (the bank debt) to whom Sempra has provided a guarantee pursuant to a Support Agreement under which:
▪Sempra has severally guaranteed repayment of the bank debt plus accrued and unpaid interest if CFIN fails to pay the external lenders;
▪the external lenders may exercise an option to put the bank debt to Sempra Infrastructure upon the occurrence of certain events, including a failure by CFIN to meet its payment obligations under the bank debt;
▪on March 28, 2028, March 28, 2030 and March 28, 2035, the agent for the external lenders, on behalf of such external lenders, is obligated to put all of the then outstanding bank debt to Sempra Infrastructure, except to the extent any external lender elects not to participate in the put three months prior to the applicable put exercise date;
▪Sempra Infrastructure also has a right to call the bank debt back from, or to refinance the bank debt with, the external lenders at any time; and
▪the Support Agreement will terminate upon full repayment of the bank debt, including repayment following an event in which the bank debt is put to Sempra Infrastructure.
In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 9). At March 31, 2025, the fair value of the Support Agreement was $38 million, of which $8 million is included in Other Current Assets and $30 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
SI Partners Credit Support Agreement
See discussion in Note 1 regarding SI Partners’ guarantee to a third-party financial institution.

NOTE 13. SEGMENT INFORMATION
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

SEGMENT INFORMATION
(Dollars in millions)
	March 31, 2025	December 31, 2024
ASSETS
Sempra California	$57,830	$56,116
Sempra Texas Utilities	16,008	15,534
Sempra Infrastructure	24,124	22,954
Segment totals	97,962	94,604
Parent and other	2,099	2,622
Intersegment eliminations(1)	(1,051)	(1,071)
Total Sempra	$99,010	$96,155
EQUITY METHOD INVESTMENTS
Sempra Texas Utilities	$15,995	$15,522
Sempra Infrastructure	2,376	2,411
Segment totals/Total Sempra	$18,371	$17,933

	Three months ended March 31,
	2025	2024
CAPITAL EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT
Sempra California	$1,094	$1,143
Sempra Infrastructure	1,241	790
Segment totals	2,335	1,933
Parent and other	1	—
Total Sempra	$2,336	$1,933
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$2	$2
Sempra Infrastructure	139	132
Segment totals	141	134
Equity earnings, net of income tax:
Sempra Texas Utilities	146	183
Sempra Infrastructure	38	31
Segment totals	184	214
Total Sempra	$325	$348
(1)     Primarily includes an intersegment loan from Sempra Infrastructure to Parent and other related to deferred income taxes.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Sempra California	Sempra Texas Utilities(1)	Sempra Infrastructure	Sempra
	Three months ended March 31, 2025
Revenues	$3,401		$426
Depreciation and amortization	(562)		(76)
Interest income	2		19
Interest expense(2)	(225)		(77)
Income tax expense	(52)		(22)
Equity earnings	—	$148	177
Earnings attributable to noncontrolling interests	—	—	(2)
Other segment items(3)	(1,840)	(2)	(299)
Segment earnings attributable to common shares	$724	$146	$146	$1,016
Parent and other				(110)
Earnings attributable to common shares				$906

	Three months ended March 31, 2024
Revenues	$3,141		$519
Depreciation and amortization	(521)		(72)
Interest income	3		5
Interest expense	(205)		—
Income tax expense	(83)		(109)
Equity earnings	—	$185	163
Earnings attributable to noncontrolling interests	—	—	(69)
Other segment items(3)	(1,753)	(2)	(306)
Segment earnings attributable to common shares	$582	$183	$131	$896
Parent and other				(95)
Earnings attributable to common shares				$801
(1)    Substantially all earnings attributable to common shares are from equity earnings.
(2)    Sempra Infrastructure includes net unrealized gains (losses) from undesignated interest rate swaps related to the PA LNG Phase 1 project.
(3)    Includes cost of natural gas, cost of electric fuel and purchased power, O&M, franchise fees and other taxes, and other income (expense), net, for Sempra California; O&M for Sempra Texas Utilities related to activities at the holding company; and cost of natural gas, energy-related businesses cost of sales, O&M, franchise fees and other taxes, and other income (expense), net, for Sempra Infrastructure.

The following table presents revenues by services by segment, reconciled to Sempra’s consolidated revenues.

REVENUES BY SERVICES
(Dollars in millions)
	Sempra California	Sempra Infrastructure	Sempra
	Three months ended March 31, 2025
Revenues from external customers:
Utilities	$3,457	$26
Energy-related businesses	—	198
Total revenues from external customers(1)	3,457	224	$3,681
Other revenues(2):
Utilities	(62)	—
Energy-related businesses	—	183
Total other revenues	(62)	183	121
Intersegment revenues(3):
Utilities	6	—
Energy-related businesses	—	19
Total intersegment revenues	6	19	25
Segment revenues	$3,401	$426	3,827
Intersegment eliminations			(25)
Revenues			$3,802

	Three months ended March 31, 2024
Revenues from external customers:
Utilities	$3,474	$30
Energy-related businesses	—	194
Total revenues from external customers(1)	3,474	224	$3,698
Other revenues(2):
Utilities	(338)	—
Energy-related businesses	—	281
Total other revenues	(338)	281	(57)
Intersegment revenues(3):
Utilities	5	—
Energy-related businesses	—	14
Total intersegment revenues	5	14	19
Segment revenues	$3,141	$519	3,660
Adjustments			(1)
Intersegment eliminations			(19)
Revenues			$3,640
(1)    We did not have revenues from transactions with a single external customer that amounted to 10% or more of Sempra’s total revenues.
(2)    See “Revenues from Sources Other Than Contracts with Customers” in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for a description of this revenue source, which may be additive or subtractive from period to period.
(3)    See “Transactions with Affiliates” in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report for a description of services provided by one operating segment to another operating segment within Sempra.

SDG&E
SDG&E is a regulated public utility that provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County. SDG&E has one operating and reportable segment.
Total assets at SDG&E were $31.9 billion and $30.8 billion at March 31, 2025 and December 31, 2024, respectively. The following table presents selected information for SDG&E’s single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2025	2024
SDG&E:
Revenues from external customers:
Electric	$1,075	$1,132
Natural gas	359	330
Total revenues from external customers(1)	1,434	1,462
Regulatory revenues(2):
Electric	(11)	(72)
Natural gas	(3)	(11)
Total regulatory revenues	(14)	(83)
Total revenues	1,420	1,379
Depreciation and amortization	(320)	(298)
Interest income	—	1
Interest expense	(135)	(128)
Income tax expense	(14)	(40)
Other segment items(3)	(670)	(691)
Earnings attributable to common shares	$281	$223

Capital expenditures for property, plant and equipment	$539	$624
(1)    SDG&E did not have revenues from transactions with a single external customer that amounted to 10% or more of its total revenues.
(2)    See “Revenues from Sources Other Than Contracts with Customers” in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for a description of this revenue source, which may be additive or subtractive from period to period.
(3)    Includes cost of electric fuel and purchased power, cost of natural gas, O&M, franchise fees and other taxes, and other income (expense), net.
SOCALGAS
SoCalGas is a regulated public natural gas distribution utility, serving customers throughout most of Southern California and part of central California. SoCalGas has one operating and reportable segment.

Total assets at SoCalGas were $26.0 billion and $25.4 billion at March 31, 2025 and December 31, 2024, respectively. The following table presents selected information for SoCalGas’ single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2025	2024
SoCalGas:
Natural gas:
Revenues from external customers(1)	$2,068	$2,060
Regulatory revenues(2)	(48)	(255)
Total revenues	2,020	1,805
Depreciation and amortization	(242)	(223)
Interest income	2	2
Interest expense	(90)	(77)
Income tax expense	(38)	(43)
Other segment items(3)	(1,209)	(1,105)
Earnings attributable to common shares	$443	$359

Capital expenditures for property, plant and equipment	$555	$519
(1)    SoCalGas did not have revenues from transactions with a single external customer that amounted to 10% or more of its total revenues.
(2)    See “Revenues from Sources Other Than Contracts with Customers” in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for a description of this revenue source, which may be additive or subtractive from period to period.
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

Sempra has the following three reportable segments, which reflect how the CODM oversees operational and financial performance:
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
We discuss herein Sempra’s results of operations and significant changes in earnings, revenues and costs by segment, as well as Parent and other, for the three months ended March 31, 2025 compared to the same period in 2024. We also discuss herein the impact of foreign currency and inflation rates on Sempra’s results of operations.
Due to the delay in the issuance of the CPUC’s final decision in the SDG&E and SoCalGas 2024 GRC, Sempra California recorded revenues in the first three quarters of 2024 based on levels authorized for 2023 under the 2019 GRC. In December 2024, the CPUC approved an FD in the 2024 GRC, effective retroactive to January 1, 2024, for which Sempra California recorded the retroactive impacts in the fourth quarter of 2024. Sempra California’s authorized base revenues in the first quarter of 2025 are based on the revenues authorized for the 2024 test year plus the amount authorized for attrition for 2025. We provide additional information on the 2024 GRC FD in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

EARNINGS BY SEGMENT
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Sempra:
Sempra California	$724	$582
Sempra Texas Utilities	146	183
Sempra Infrastructure	146	131
Segment earnings attributable to common shares	1,016	896
Parent and other	(110)	(95)
Earnings attributable to common shares	$906	$801

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
In the three months ended March 31, 2025 compared to the same period in 2024, the increase in earnings of $142 million (24%) was primarily due to:
▪$88 million higher CPUC base operating margin, net of operating expenses and $13 million lower authorized cost of capital. In the first three quarters of 2024, Sempra California recorded CPUC-authorized base revenues based on 2023 authorized levels
▪$62 million higher income tax benefits primarily from flow-through items, including gas repairs tax benefits, which in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
Offset by:
▪$15 million higher net interest expense
Sempra Texas Utilities
In the three months ended March 31, 2025 compared to the same period in 2024, the decrease in earnings of $37 million (20%) was primarily due to lower equity earnings from Oncor Holdings driven by:
▪higher interest expense and depreciation expense associated with increases in invested capital
▪higher O&M
Offset by:
▪overall higher revenues primarily attributable to:
◦rate updates to reflect increases in invested capital
◦higher customer consumption primarily attributable to weather
◦customer growth
Offset by:
◦decreases in transmission billing units

Sempra Infrastructure
In the three months ended March 31, 2025 compared to the same period in 2024, the increase in earnings of $15 million (11%) was primarily due to:
▪$49 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of an $8 million favorable impact in 2025 compared to a $41 million unfavorable impact in 2024
▪$20 million lower O&M in 2025 from lower provisions for expected credit losses
▪$10 million in interest income from an increase in the fair value of the Support Agreement
Offset by:
▪$50 million from asset and supply optimization driven by lower optimization of transport and storage contracts and higher unrealized losses on commodity derivatives due to changes in natural gas prices
▪$12 million from TdM driven by lower unrealized gains on commodity derivatives due to changes in power prices and lower volumes, including from a scheduled maintenance outage in March 2025
▪$9 million in interest expense from unrealized losses in 2025 on interest rate swaps related to the PA LNG Phase 1 project
Parent and Other
In the three months ended March 31, 2025 compared to the same period in 2024, the increase in losses of $15 million (16%) was primarily due to $17 million higher net interest expense.

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

UTILITIES: NATURAL GAS REVENUES AND COST OF NATURAL GAS
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Sempra:
Natural gas revenues:
Sempra California	$2,341	$2,084
Sempra Infrastructure	26	30
Segment totals	2,367	2,114
Eliminations and adjustments	(5)	(5)
Total	$2,362	$2,109
Cost of natural gas(1):
Sempra California	$485	$544
Sempra Infrastructure	11	9
Segment totals	496	553
Eliminations and adjustments	(3)	1
Total	$493	$554
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2025 compared to the same period in 2024, Sempra’s natural gas revenues increased by $253 million (12%) driven by Sempra California, which included:
▪$179 million higher CPUC-authorized revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $13 million lower authorized cost of capital
▪$163 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$52 million higher regulatory revenues, including gas repairs tax benefits, which are offset in income tax expense. Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
Offset by:
▪$71 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$59 million decrease in cost of natural gas sold, which we discuss below
In the three months ended March 31, 2025 compared to the same period in 2024, Sempra’s cost of natural gas decreased by $61 million (11%) driven by Sempra California, which included:
▪$38 million lower average natural gas prices
▪$21 million lower volumes driven by weather
Utilities: Electric Revenues and Cost of Electric Fuel and Purchased Power
Our utilities revenues include electric revenues at Sempra California, substantially all of which is at SDG&E. Intercompany revenues are eliminated in Sempra’s Condensed Consolidated Statements of Operations.
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

UTILITIES: ELECTRIC REVENUES AND COST OF ELECTRIC FUEL AND PURCHASED POWER
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Sempra:
Electric revenues:
Sempra California	$1,060	$1,057
Eliminations and adjustments	(1)	(1)
Total	$1,059	$1,056
Cost of electric fuel and purchased power(1):
Sempra California	$73	$107
Eliminations and adjustments	(21)	(18)
Total	$52	$89
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2025 compared to the same period in 2024, Sempra’s electric revenues increased by $3 million driven by Sempra California, which included:
▪$45 million higher CPUC-authorized revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $5 million lower authorized cost of capital
▪$17 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$9 million higher revenues from incremental and balanced capital projects offset by certain projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$6 million higher revenues from transmission operations
Offset by:
▪$44 million lower regulatory revenues from higher ITCs from standalone energy storage projects, which are offset in income tax expense
▪$34 million decrease in cost of electric fuel and purchased power, which we discuss below
In the three months ended March 31, 2025 compared to the same period in 2024, Sempra’s cost of electric fuel and purchased power decreased by $37 million (42%) driven by Sempra California, which included:
▪$26 million lower purchased power primarily due to change in excess capacity sales
▪$20 million lower purchased power from the California ISO due to lower market prices
Offset by:
▪$15 million lower sales to the California ISO due to lower market prices
Energy-Related Businesses: Revenues and Cost of Sales

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Sempra:
Revenues:
Sempra Infrastructure	$400	$489
Parent and other(1)	(19)	(14)
Total	$381	$475
Cost of sales(2):
Sempra Infrastructure	$119	$109
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2025 compared to the same period in 2024, Sempra’s revenues from energy-related businesses decreased by $94 million (20%) primarily due to:
▪$92 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$45 million from lower optimization of transport and storage contracts primarily due to changes in natural gas prices
◦$45 million higher unrealized losses on commodity derivatives
▪$16 million from TdM mainly due to lower volumes, including from a scheduled maintenance outage in March 2025
Offset by:
▪$17 million higher revenues driven by satisfaction of performance obligations related to customer payments received in advance from a contract modification in December 2024 on an LNG storage and regasification agreement
▪$7 million higher revenues in 2025 due to the commencement of commercial operations at the Topolobampo marine terminal in June 2024
In the three months ended March 31, 2025 compared to the same period in 2024, Sempra’s cost of sales from energy-related businesses increased by $10 million (9%) primarily due to:
▪$15 million driven by higher natural gas purchases related to asset and supply optimization
Offset by:
▪$6 million at TdM driven by lower volumes, including from a scheduled maintenance outage in March 2025

Operation and Maintenance

OPERATION AND MAINTENANCE
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Sempra:
Sempra California	$1,175	$1,004
Sempra Texas Utilities	2	2
Sempra Infrastructure	174	189
Segment totals	1,351	1,195
Parent and other(1)	(8)	17
Total	$1,343	$1,212
(1)    Includes eliminations of intercompany activity.

In the three months ended March 31, 2025 compared to the same period in 2024, Sempra’s O&M increased by $131 million (11%) primarily due to:
▪$171 million increase at Sempra California due to:
◦$180 million higher expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
◦$9 million lower non-refundable operating costs
Offset by:
▪$25 million decrease at Parent and other primarily due to a $19 million change in deferred compensation from a $9 million benefit in 2025 compared to $10 million expense in 2024
▪$15 million decrease at Sempra Infrastructure due to:
◦$26 million from lower provisions for expected credit losses
Offset by:
◦$7 million higher development costs and certain non-capitalized expenses from projects under construction
Other Income, Net
In the three months ended March 31, 2025 compared to the same period in 2024, Sempra’s other income, net, decreased by $8 million (8%) to $91 million primarily due to:
▪$14 million lower investment gains on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan at Parent and other
Offset by:
▪$4 million higher AFUDC equity primarily at Sempra Infrastructure
Interest Income
In the three months ended March 31, 2025 compared to the same period in 2024, Sempra’s interest income increased by $21 million to $34 million primarily due to a $14 million increase in the fair value of the Support Agreement at Sempra Infrastructure.
Interest Expense
In the three months ended March 31, 2025 compared to the same period in 2024, Sempra’s interest expense increased by $128 million (42%) to $433 million primarily due to:
▪$77 million at Sempra Infrastructure primarily from $65 million in unrealized losses in 2025 on interest rate swaps related to the PA LNG Phase 1 project
▪$31 million at Parent and other from higher debt balances from debt issuances, offset by lower borrowings on commercial paper and capitalization of interest expense on projects under construction at Sempra Infrastructure
▪$20 million at Sempra California from higher debt balances from debt issuances

Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Sempra:
Income tax expense	$57	$172

Income before income taxes and equity earnings	$651	$705
Equity earnings, before income tax(1)	141	134
Pretax income	$792	$839

Effective income tax rate	7%	21%
(1)    We discuss how we recognize equity earnings in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

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
In the three months ended March 31, 2025 compared to the same period in 2024, Sempra’s income tax expense decreased by $115 million primarily due to:
▪$63 million from $10 million income tax benefit in 2025 compared to $53 million income tax expense in 2024 from foreign currency and inflation effects on our monetary positions in Mexico
▪higher income tax benefit in 2025 from higher ITCs from standalone energy storage projects
▪higher income tax benefits from flow-through items
We discuss the impact of foreign currency exchange rates and inflation on income taxes below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.” See Note 1 of the Notes to Condensed Consolidated Financial Statements in this report and Notes 1 and 7 of the Notes to Consolidated Financial Statements in the Annual Report for further details about our accounting for income taxes and items subject to flow-through treatment.
Equity Earnings
In the three months ended March 31, 2025 compared to the same period in 2024, Sempra’s equity earnings decreased by $23 million (7%) to $325 million primarily due to:
▪$37 million at Oncor Holdings driven by:
◦higher interest expense and depreciation expense associated with increases in invested capital
◦higher O&M
Offset by:
◦overall higher revenues primarily attributable to:
•rate updates to reflect increases in invested capital
•higher customer consumption primarily attributable to weather
•customer growth
Offset by:
•decreases in transmission billing units
Offset by:
▪$7 million at Cameron LNG JV primarily from lower interest expense
▪$6 million at TAG Norte from lower income tax expense primarily from foreign currency and inflation effects
Earnings Attributable to Noncontrolling Interests
In the three months ended March 31, 2025 compared to the same period in 2024, Sempra’s earnings attributable to NCI decreased by $67 million to $2 million primarily due to a decrease in SI Partners subsidiaries’ net income driven by unrealized losses in 2025 from interest rate swaps related to the PA LNG Phase 1 project.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months ended March 31, 2025 compared to the same period in 2024, the change in our earnings as a result of foreign currency translation rates was negligible.
Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended March 31,
	2025	2024	2025	2024
Other income, net	$91	$99	$4	$1
Income tax expense	(57)	(172)	10	(53)
Equity earnings	325	348	(2)	(8)
Net income	919	881	12	(60)
Earnings attributable to noncontrolling interests	(2)	(69)	(4)	19
Earnings attributable to common shares	906	801	8	(41)

We discuss herein SDG&E’s results of operations and significant changes in earnings, revenues and costs for the three months ended March 31, 2025 compared to the same period in 2024.
Due to the delay in the issuance of the CPUC’s final decision in the SDG&E 2024 GRC, SDG&E recorded revenues in the first three quarters of 2024 based on levels authorized for 2023 under the 2019 GRC. In December 2024, the CPUC approved an FD in the 2024 GRC, effective retroactive to January 1, 2024, for which SDG&E recorded the retroactive impacts in the fourth quarter of 2024. SDG&E’s authorized base revenues for the first quarter of 2025 are based on the revenues authorized for the 2024 test year plus the amount authorized for attrition for 2025. We provide additional information on the 2024 GRC FD in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended March 31, 2025 compared to the same period in 2024, the increase in earnings of $58 million (26%) was primarily due to:
▪$50 million higher CPUC base operating margin, net of operating expenses and $5 million lower authorized cost of capital. In the first three quarters of 2024, SDG&E recorded CPUC-authorized base revenues based on 2023 authorized levels
▪$8 million higher income tax benefits primarily from flow-through items, including gas repairs tax benefits, which in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
Offset by:
▪$6 million higher net interest expense
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended March 31, 2025 compared to the same period in 2024, SDG&E’s electric revenues increased by $4 million remaining at $1.1 billion primarily due to:
▪$45 million higher CPUC-authorized revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $5 million lower authorized cost of capital
▪$17 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$9 million higher revenues from incremental and balanced capital projects offset by certain projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$6 million higher revenues from transmission operations

Offset by:
▪$44 million lower regulatory revenues from higher ITCs from standalone energy storage projects, which are offset in income tax expense
▪$34 million decrease in cost of electric fuel and purchased power, which we discuss below
In the three months ended March 31, 2025 compared to the same period in 2024, SDG&E’s cost of electric fuel and purchased power decreased by $34 million (32%) to $73 million primarily due to:
▪$26 million lower purchased power primarily due to change in excess capacity sales
▪$20 million lower purchased power from the California ISO due to lower market prices
Offset by:
▪$15 million lower sales to the California ISO due to lower market prices
Natural Gas Revenues and Cost of Natural Gas
In the three months ended March 31, 2025 and 2024, SDG&E’s average cost of natural gas per thousand cubic feet was $5.69 and $6.79, respectively. The average cost of natural gas sold at SDG&E is impacted by market prices, as well as transportation, tariff and other charges.
In the three months ended March 31, 2025 compared to the same period in 2024, SDG&E’s natural gas revenues increased by $37 million (12%) to $356 million primarily due to:
▪$32 million higher CPUC-authorized revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $2 million lower authorized cost of capital
▪$17 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$7 million higher regulatory revenues, including gas repairs tax benefits, which are offset in income tax expense. Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
Offset by:
▪$15 million decrease in cost of natural gas sold, which we discuss below
▪$12 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
In the three months ended March 31, 2025 compared to the same period in 2024, SDG&E’s cost of natural gas decreased by $15 million (15%) to $87 million primarily due to lower average natural gas prices.
Operation and Maintenance
In the three months ended March 31, 2025 compared to the same period in 2024, SDG&E’s O&M increased by $29 million (7%) to $440 million due to:
▪$34 million higher expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
▪$5 million lower non-refundable operating costs
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2025	2024
SDG&E:
Income tax expense	$14	$40
Income before income taxes	$295	$263
Effective income tax rate	5%	15%

SDG&E records regulatory liabilities for benefits that will be flowed through to customers in the future.
In the three months ended March 31, 2025 compared to the same period in 2024, SDG&E’s income tax expense decreased by $26 million primarily due to:
▪higher income tax benefit in 2025 from higher ITCs from standalone energy storage projects
Offset by:
▪higher pretax income
We discuss herein SoCalGas’ results of operations and significant changes in earnings, revenues and costs for the three months ended March 31, 2025 compared to the same period in 2024.
Due to the delay in the issuance of the CPUC’s final decision in the SoCalGas 2024 GRC, SoCalGas recorded revenues in the first three quarters of 2024 based on levels authorized for 2023 under the 2019 GRC. In December 2024, the CPUC approved an FD in the 2024 GRC, effective retroactive to January 1, 2024, for which SoCalGas recorded the retroactive impacts in the fourth quarter of 2024. SoCalGas’ authorized base revenues for the first quarter of 2025 are based on the revenues authorized for the 2024 test year plus the amount authorized for attrition for 2025. We provide additional information on the 2024 GRC FD in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended March 31, 2025 compared to the same period in 2024, the increase in earnings of $84 million (23%) was primarily due to:
▪$54 million higher income tax benefits primarily from flow-through items, including gas repairs tax benefits, which in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
▪$38 million higher CPUC base operating margin, net of operating expenses and $8 million lower authorized cost of capital. In the first three quarters of 2024, SoCalGas recorded CPUC-authorized base revenues based on 2023 authorized levels
Offset by:
▪$9 million higher net interest expense

SIGNIFICANT CHANGES IN REVENUES AND COSTS
Natural Gas Revenues and Cost of Natural Gas
In the three months ended March 31, 2025 and 2024, SoCalGas’ average cost of natural gas per thousand cubic feet was $4.23 and $4.50, respectively. The average cost of natural gas sold at SoCalGas is impacted by market prices, as well as transportation and other charges.
In the three months ended March 31, 2025 compared to the same period in 2024, SoCalGas’ natural gas revenues increased by $215 million (12%) to $2.0 billion primarily due to:
▪$147 million higher CPUC-authorized revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $11 million lower authorized cost of capital
▪$146 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$45 million higher regulatory revenues, including gas repairs tax benefits, which are offset in income tax expense. Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
Offset by:
▪$59 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$50 million decrease in cost of natural gas sold, which we discuss below
In the three months ended March 31, 2025 compared to the same period in 2024, SoCalGas’ cost of natural gas decreased by $50 million (11%) to $415 million primarily due to:
▪$27 million lower average natural gas prices
▪$23 million lower volumes driven by weather
Operation and Maintenance
In the three months ended March 31, 2025 compared to the same period in 2024, SoCalGas’ O&M increased by $144 million (23%) to $757 million primarily due to higher expenses associated with refundable programs, which costs are recovered in revenue.
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2025	2024
SoCalGas:
Income tax expense	$38	$43
Income before income taxes	$481	$402
Effective income tax rate	8%	11%
In the three months ended March 31, 2025 compared to the same period in 2024, SoCalGas’ income tax expense decreased by $5 million primarily due to:
▪higher income tax benefits from flow-through items
Offset by:
▪higher pretax income

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under or supported by our credit facilities, other incurrences of debt which may include issuing debt securities and obtaining term loans, issuing equity securities under our ATM program or other offerings, funding from NCI owners, and selling assets or equity interests in our subsidiaries or development projects. We believe that these cash flow sources, combined with available funds, will be adequate to fund our operations in both the short-term and long-term, including to:
▪finance capital expenditures
▪repay debt
▪fund dividends
▪fund contractual and other obligations and otherwise meet liquidity requirements
▪fund capital contribution requirements
▪fund new business or asset acquisitions
Sempra, SDG&E and SoCalGas currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow or otherwise raise money at market rates from commercial banks, under existing revolving credit facilities, through public offerings of debt or equity securities (including under our ATM program or other offerings), or through private placements of debt supported by our revolving credit facilities in the case of commercial paper. However, our ability to access these markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if economic conditions worsen or disruptions to or volatility in these markets increase. In addition, our financing activities, actions by credit rating agencies and prevailing interest rates, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term debt and equity financing. In January 2025, S&P revised Sempra’s outlook to negative from stable and downgraded SoCalGas’ issuer credit rating to A- from A. Also, cash flows from operations may be impacted by the timing and outcomes of regulatory proceedings, commencement and completion of, and potential cost overruns for, large projects and other material events. If cash flows from operations were to be significantly reduced or we were unable to borrow or obtain other financing under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety/reliability) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our goal to maintain our investment-grade credit ratings.
ATM Program and Forward Sales Agreements
In November 2024, we established an ATM program providing for the offer and sale of shares of Sempra common stock having an aggregate gross sales price of up to $3.0 billion through agents acting as our sales agents or as forward sellers or directly to the agents as principals. The shares may be offered and sold in amounts and at times to be determined by us from time to time.
Since establishing the ATM program, an aggregate of 4,996,591 shares have been sold under the forward sale agreements described below with an average initial forward price of $83.175. Such average initial forward price is weighted to take into account the number of shares sold under each forward sale agreement.
In the fourth quarter of 2024, we entered into a forward sale agreement under the ATM program for the sale of 2,909,274 shares of Sempra common stock that remain subject to future settlement. At the initial forward price of $92.1546 per share, the net proceeds from this forward sale agreement if we elect full physical settlement would be approximately $268 million. At March 31, 2025, a total of 2,909,274 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us no later than June 30, 2026.

In the first quarter of 2025, we entered into a forward sale agreement under the ATM program for the sale of 2,087,317 shares of Sempra common stock that remain subject to future settlement. At the initial forward price of $70.6593 per share, the net proceeds from this forward sale agreement if we elect full physical settlement would be approximately $147 million. At March 31, 2025, a total of 2,087,317 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us no later than March 31, 2027.
We did not initially receive any proceeds from the sale of shares pursuant to the forward sale agreements. Although we may settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements.
At March 31, 2025, approximately $2.6 billion of common stock remained available for sale under the ATM program.
We further discuss these activities, including the intended use of proceeds and effect on diluted EPS, in Note 10 of the Notes to Condensed Consolidated Financial Statements.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. Sempra, SDG&E and SoCalGas each has a committed line of credit expiring in 2029 and Sempra Infrastructure has four committed lines of credit expiring on various dates from 2025 through 2030, and an uncommitted line of credit expiring in 2026.

AVAILABLE FUNDS AT MARCH 31, 2025
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$1,739	$607	$40
Available unused credit(2)	8,500	1,363	1,053
(1)    Amounts at Sempra include $112 held in non-U.S. jurisdictions. We discuss repatriation in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding and any letters of credit outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures or acquisitions. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper and lines of credit were our primary sources of short-term debt funding in the first three months of 2025.
We discuss our short-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first three months of 2025 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
SDG&E 5.40% first mortgage bonds	$850	2035
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	54	2025
Sempra Infrastructure variable rate notes (PA LNG Phase 1 project)	881	2030
Sempra Infrastructure 6.27% senior secured notes (PA LNG Phase 1 project)	750	2042

Payments:	Payments	Maturity
Sempra Infrastructure variable rate notes (PA LNG Phase 1 project)	$737	2030
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The issuer credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first three months of 2025.

ISSUER CREDIT RATINGS AT MARCH 31, 2025

	Sempra	SDG&E	SoCalGas
Moody’s	Baa2 with a negative outlook	A3 with a stable outlook	A2 with a stable outlook
S&P	BBB+ with a negative outlook	BBB+ with a stable outlook	A- with a stable outlook
Fitch	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook
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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at March 31, 2025.
Loans due to/from Affiliates
At March 31, 2025, Sempra had $355 million in loans due to unconsolidated affiliates.
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
As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements, changes in regulatory balancing accounts for significant costs at SDG&E and SoCalGas, particularly a change between over- and undercollected status, may have a significant impact on cash flows. These changes generally represent the difference between when costs are incurred and when they are ultimately recovered or refunded in rates through billings to customers.

CPUC GRC
As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements, in December 2024, the CPUC approved an FD in the 2024 GRC for SDG&E and SoCalGas that authorizes SDG&E’s and SoCalGas’ revenue requirements for 2024 and attrition year adjustments for 2025 through 2027, inclusively.
Since the GRC FD is effective retroactive to January 1, 2024, SDG&E and SoCalGas recorded the retroactive impacts in the fourth quarter of 2024. The incremental revenue requirements associated with the period from January 1, 2024 through January 31, 2025 are being recovered in rates over an 18-month period that began on February 1, 2025.
Existing and Anticipated Requests for Recovery of Specified Safety, Maintenance and Reliability Investments. The GRC also provides SDG&E and SoCalGas with numerous mechanisms to seek cost recovery of specified projects and programs. We expect that the requests for cost recovery of these projects and programs, which remain subject to CPUC approval, will result in additional amounts of authorized revenue requirement. These projects and programs include (i) the Track 2 and Track 3 requests that we describe below, (ii) the ability to file advice letters to implement the revenue requirements associated with the costs of SDG&E’s Moreno compressor station project and SoCalGas’ Honor Rancho compressor station and customer information system replacement projects, which projects were all approved by the CPUC subject to applicable cost caps, and (iii) the opportunity to file separate applications for cost recovery of mobile home park and gas integrity management programs at both SDG&E and SoCalGas, advanced metering infrastructure replacements at SDG&E, and other projects and programs.
2024 GRC Track 2. In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC, known as a Track 2 request. This request seeks review and recovery of $1.5 billion of wildfire mitigation plan costs incurred from 2019 through 2022 that were in addition to amounts authorized in the 2019 GRC and not addressed in the 2024 GRC FD. SDG&E expects to receive a proposed decision for its Track 2 request in the second half of 2025.
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
2024 GRC Track 3. In April 2025, SDG&E and SoCalGas each submitted additional requests to the CPUC in the 2024 GRC, known as Track 3 requests. SDG&E submitted a request seeking review and recovery of $417 million of its wildfire mitigation plan costs incurred in 2023 that were in addition to the amounts authorized in the 2019 GRC and not addressed in the 2024 GRC. Additionally, SDG&E and SoCalGas submitted a combined request seeking review and recovery of $240 million and $499 million, respectively, of PSEP costs incurred from 2014 through 2019 and 2015 through 2020, respectively. SDG&E and SoCalGas expect to receive proposed decisions for their Track 3 requests in the first half of 2026.
Revenue requirements associated with the Track 3 requests have been recorded in regulatory accounts. SDG&E and SoCalGas are authorized interim rate recovery of up to 50% of the recorded PSEP regulatory account balance at the end of each year. Such interim rate recovery is subject to refund, contingent on the reasonableness review decision for their Track 3 requests.
CPUC Cost of Capital
In March 2025, SDG&E and SoCalGas each filed applications with the CPUC seeking to update their cost of capital for 2026 through 2028, subject to the CCM. SDG&E and SoCalGas expect to receive a final decision by the end of 2025. We further discuss the cost of capital and CCM in Note 4 of the Notes to Condensed Consolidated Financial Statements.
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totaled $272 million at March 31, 2025. We describe the Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund with respect to wildfires that have occurred since enactment of the Wildfire Legislation in July 2019. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record accelerated amortization against earnings when available coverage is reduced due to recoverable claims from any of the participating IOUs. PG&E is seeking reimbursement from the Wildfire Fund for losses associated with the Dixie Fire, which burned from July 2021 through October 2021. In the case of the recent LA Fires, the causes of these fires have not been determined and therefore these fires may not ultimately impact the Wildfire Fund. Multiple lawsuits related to one of these LA Fires have been initiated against Edison as the investigation into the causes of these fires continues. If any California electric IOUs’ assets are determined to be a cause of fires, including fires of the size and scope of the LA Fires, payments of claims associated with those events could have a material adverse effect on the Wildfire Fund and on SDG&E’s and Sempra’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
FERC Rate Matters
SDG&E files separately with the FERC for its authorized transmission revenue requirement and ROE on FERC-regulated electric transmission operations and assets.
TO5 Settlement. SDG&E’s authorized TO5 settlement provided for an ROE of 10.60%, consisting of a base ROE of 10.10% plus the California ISO adder. In December 2024, the FERC issued an order, which SDG&E has appealed, finding that SDG&E is not eligible for the California ISO adder and that the TO5 adder refund provision had been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019.
TO6 Filing. In October 2024, SDG&E submitted its TO6 filing to the FERC and requested it to be effective January 1, 2025. SDG&E’s TO6 filing proposes, among other items, an increase to SDG&E’s currently authorized base ROE from 10.10% to 11.75% plus the California ISO adder, for a total ROE of 12.25%. In December 2024, the FERC accepted SDG&E’s TO6 filing, subject to refund; suspended the effective date to June 1, 2025; established hearing and settlement judge procedures; and disallowed the inclusion of the California ISO adder, the last of which SDG&E has appealed.
Off-Balance Sheet Arrangements
SDG&E has entered into PPAs and tolling agreements that are variable interests in unconsolidated entities. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.
SoCalGas
Catastrophic Events Cost Recovery
In April 2025, the CPUC issued a proposed decision that authorizes partial recovery of costs recorded in SoCalGas’ Catastrophic Event Memorandum Account and COVID-19 Pandemic Protections Memorandum Account. The decision authorizes the recovery of $19 million out of the requested $58 million. SoCalGas will continue to pursue recovery of all the costs and will be filing comments in May 2025. A final decision may be issued in June 2025.
LA Fires
The LA Fires burned in SoCalGas’ service territory. The California Department of Forestry and Fire Protection estimated that the Palisades and Eaton fires damaged approximately 2,000 structures and destroyed approximately 16,200 structures. The potential costs to SoCalGas will depend on various factors, including the number of customer rebuilds and the nature and extent of the necessary repairs to SoCalGas’ facilities.
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

Aliso Canyon Natural Gas Storage Facility
Litigation. From October 23, 2015 through February 11, 2016, SoCalGas experienced the Leak, which we discuss in Note 12 of the Notes to Condensed Consolidated Financial Statements in this report and in “Part I – Item 1A. Risk Factors” in the Annual Report. As of May 5, 2025, there are approximately 505 plaintiffs who have filed lawsuits related to the Leak or who declined to participate in a previous settlement related to the Leak and are able to continue to pursue their claims. SoCalGas’ loss contingency accruals do not include any amounts in excess of what has been reasonably estimated to resolve these matters, nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs. We are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Operations and Reliability. Natural gas withdrawn from storage is important to help maintain service reliability during peak demand periods, including consumer heating needs in the winter and peak electric generation needs in the summer. The Aliso Canyon natural gas storage facility is the largest SoCalGas storage facility and an important component of SoCalGas’ delivery system. Subject to future CPUC biennial reviews and potential additional proceedings, the CPUC determined that the Aliso Canyon natural gas storage facility is currently necessary for natural gas and electric reliability and affordable rates and authorized it to continue operating at a maximum working natural gas storage level of 68.6 bcf. The first biennial assessment from the CPUC is due in June 2025.
Labor Relations
Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council. The collective bargaining agreement for these employees covering wages, hours, working conditions, and medical and other benefit plans was due to expire on September 30, 2024, but was extended by mutual agreement while SoCalGas and the unions continued negotiations. A new collective bargaining agreement was ratified on March 31, 2025 and is scheduled to expire on September 30, 2028.
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
Rates and Cost Recovery
The PUCT issued a final order in Oncor’s most recent comprehensive base rate proceeding in April 2023, and rates implementing that order went into effect on May 1, 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by Oncor and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. In September 2023, Oncor filed an appeal in Travis County District Court seeking judicial review of certain rate base disallowances and related expense effects of those disallowances in the PUCT’s order on rehearing. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, Oncor appealed the court’s dismissal, which is currently with the Fifteenth Court of Appeals in Texas. Oral argument on the appeal was held on April 15, 2025.
Oncor is currently contemplating filing a base rate review in the second quarter of 2025 using a historical test year of 2024.
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
In the three months ended March 31, 2025 and 2024, Sempra Infrastructure distributed $38 million and $111 million, respectively, to its NCI owners, and NCI owners contributed $34 million and $474 million, respectively, to Sempra Infrastructure.
As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, on March 28, 2025, we determined to move forward with a process to sell (i) Ecogas, and (ii) a portion of our 70% interest in SI Partners equal to between 15% and 30% of SI Partners’ total outstanding interests. We expect to complete these sales over the next 12-18 months, subject to reaching agreement on acceptable pricing and other terms, securing required regulatory and other approvals, finalizing definitive contracts and other factors and considerations.
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
Cameron LNG JV concluded additional value engineering work on the proposed project in December 2024, which improved the overall value of the project and enabled evaluation of another potential EPC contractor. In collaboration with our partners, we continue to evaluate the results of this work as well as the full scope of the proposed project, and also the timeframe to make a final investment decision, which remains subject to, among other things, satisfactory conclusion on the EPC process as well as negotiation and finalization of definitive offtake agreements and completion of all related financing and permitting activities.
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
ECA LNG Phase 1 has a five-year loan agreement with a syndicate of seven external lenders that matures in December 2025, which we expect to extend, for an aggregate principal amount of up to $1.3 billion, of which $1.1 billion was outstanding at March 31, 2025. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
With respect to the ECA LNG Phase 1 and Phase 2 projects, recent and proposed changes to the Mexican Constitution and certain laws in Mexico and an unfavorable resolution of land disputes and permit challenges, in each case that we discuss in Note 12 of the Notes to Condensed Consolidated Financial Statements, could have a material adverse effect on the development and construction of these projects.
ECA LNG Phase 2 Project. Sempra Infrastructure is developing a second, large-scale natural gas liquefaction project at the site of its existing ECA Regas Facility. We expect the proposed ECA LNG Phase 2 project to be comprised of two trains and one LNG storage tank and produce approximately 12 Mtpa of export capacity. We expect that construction of the proposed ECA LNG Phase 2 project would conflict with the current operations at the ECA Regas Facility, which currently has firm storage service agreements and nitrogen injection service agreements with Shell México Gas Natural, S. de R.L. de C.V. and SEFE Marketing & Trading México S. de R.L. de C.V. that expire in May 2028 and December 2025, respectively.
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
PA LNG Phase 1 Project. Sempra Infrastructure is constructing a natural gas liquefaction project on a greenfield site that it owns in the vicinity of Port Arthur, Texas, located along the Sabine-Neches waterway. The PA LNG Phase 1 project will consist of two liquefaction trains, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services with a nameplate capacity of approximately 13 Mtpa and an initial offtake capacity of approximately 10.5 Mtpa. SI Partners, KKR Denali and an affiliate of ConocoPhillips own a 28%, 42% and 30% interest, respectively, in the PA LNG Phase 1 project. Sempra Infrastructure holds a 19.6% interest in the project.
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
▪RWE Supply & Trading GmbH, a subsidiary of RWE AG, for a 15-year term for 2.25 Mtpa of LNG.
▪INEOS Energy Trading Limited, a subsidiary of INEOS Limited, for a 20-year term for approximately 1.4 Mtpa of LNG.
▪Polski Koncern Naftowy Orlen S.A. for a 20-year term for approximately 1 Mtpa of LNG.
▪ENGIE S.A. for a 15-year term for approximately 0.875 Mtpa of LNG.
We have an EPC contract with Bechtel to construct the PA LNG Phase 1 project, which has an estimated price of approximately $10.7 billion. We estimate the capital expenditures for the PA LNG Phase 1 project will be approximately $13 billion including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ materially from our estimates, including as a result of the imposition of tariffs. We expect the first and second trains of the PA LNG Phase 1 project to commence commercial operations in 2027 and 2028, respectively.
As we discuss in Note 12 of the Notes to Condensed Consolidated Financial Statements, in April 2025, an incident occurred at the site of the PA LNG Phase 1 project that resulted in the deaths of three Bechtel employees and the injury of two Bechtel employees. OSHA has opened an inspection with respect to Bechtel. The cause of the incident remains under investigation. In connection with the incident, as of May 8, 2025, three complaints have been filed on behalf of 17 plaintiffs, and a TRO has been issued to preserve relevant evidence at the construction site. Bechtel is continuing construction of the PA LNG Phase 1 project, subject to applicable limitations under the TRO and ongoing OSHA inspection. We are evaluating the parties’ rights and obligations under Port Arthur LNG’s EPC contract with Bechtel in light of this incident.
As we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements, SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of March 31, 2025, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.

Port Arthur LNG has a seven-year term loan facility for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility for up to $200 million, each of which matures in March 2030. At March 31, 2025, $1.2 billion of borrowings were outstanding under the term loan facility agreement. Proceeds from the loan are being used to finance the cost of construction of the PA LNG Phase 1 project.
In January 2025, Port Arthur LNG issued senior secured notes for an aggregate principal amount of $750 million and received proceeds of $742 million (net of debt issuance costs of $8 million). In April 2025, Port Arthur LNG issued senior secured notes for an aggregate principal amount of $250 million and received proceeds of $248 million (net of debt issuance costs of $2 million). The notes mature in December 2042. The net proceeds were used to repay borrowings and accrued interest under the existing Port Arthur LNG term loan facility.
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
Sempra Infrastructure has entered into a non-binding HOA for a 20-year SPA with Aramco International Gas Holding Co B.V. (Aramco) for 5 Mtpa of LNG offtake from the proposed PA LNG Phase 2 project. The HOA further contemplates Aramco’s 25% participation in the project-level equity of the PA LNG Phase 2 project.
In July 2024, Sempra Infrastructure entered into an $8.2 billion EPC contract with Bechtel for the proposed PA LNG Phase 2 project. The EPC contract contemplates the construction of two liquefaction trains capable of producing approximately 13 Mtpa, an additional LNG storage tank and marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. We have no obligation to move forward on the EPC contract, and we may release Bechtel to perform portions of the work pursuant to limited notices to proceed. The price is subject to increase if certain limited notices to proceed and the full notice to proceed are not issued, each by specified dates. We expect to work with Bechtel with respect to such changes based on the ultimate timeline for the project and plan to fully release Bechtel to perform all the work to construct the PA LNG Phase 2 project only after we reach a final investment decision, which we are targeting in 2025, but which is subject to other conditions being met, including obtaining permits, executing definitive agreements for LNG offtake and equity investments, and securing project financing. Tariffs levied by the U.S. Administration introduce macroeconomic uncertainty, which may affect the business development efforts and timing of the PA LNG Phase 2 project.
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
In February 2025, SI Partners entered into a credit support agreement, which constitutes a guarantee, for the benefit of a third-party financial institution with a maximum exposure to loss of $85 million. The guarantee will terminate in May 2026. We discuss this guarantee in Note 1 of the Notes to Condensed Consolidated Financial Statements.
In June 2021, Sempra provided a promissory note, which constitutes a guarantee, for the benefit of Cameron LNG JV with a maximum exposure to loss of $165 million. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA. We discuss this guarantee in Note 12 of the Notes to Condensed Consolidated Financial Statements.
In July 2020, Sempra entered into a Support Agreement, which contains a guarantee and represents a variable interest, for the benefit of CFIN with a maximum exposure to loss of $979 million. The guarantee will terminate upon full repayment of the guaranteed debt by 2039, including repayment following an event in which the guaranteed debt is put to Sempra. We discuss this guarantee in Notes 1, 9 and 12 of the Notes to Condensed Consolidated Financial Statements.
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
The Guaymas-El Oro segment of the Sonora pipeline currently constitutes a Sole Risk Project under the terms of the SI Partners limited partnership agreement, which means that Sempra Infrastructure holds a 100% interest in the project. Sole Risk Projects are separated from other SI Partners projects and are conducted at Sempra’s sole cost, expense and liability and Sempra Infrastructure receives, through the acquisition of Sole Risk Interests, any economic and other benefits from such projects. At March 31, 2025, Sempra Infrastructure had $398 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
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

Louisiana Storage. Sempra Infrastructure is constructing Louisiana Storage, a 12.5-Bcf salt dome natural gas storage facility to support the PA LNG Phase 1 project. The construction includes an 11-mile pipeline that will connect to the Port Arthur Pipeline Louisiana Connector. In September 2022, the FERC approved the development of the project. We expect Louisiana Storage to be ready for service in time to support the needs of the PA LNG Phase 1 project. We estimate the capital expenditures for the project will be approximately $400 million, including capitalized interest at the project level and project contingency. The actual amount of these capital expenditures may differ substantially from our estimates.
Low Carbon Solutions
Cimarrón Wind. Sempra Infrastructure has made a positive final investment decision on and begun constructing the Cimarrón Wind project, an approximately 320 MW wind generation facility in Baja California, Mexico. Sempra Infrastructure has a 20-year PPA with Silicon Valley Power for the long-term supply of renewable energy to the City of Santa Clara, California. Cimarrón Wind will utilize one of Sempra Infrastructure’s existing cross-border high voltage transmission lines to interconnect and deliver clean energy to the East County substation in San Diego County. We estimate the capital expenditures for the project will be approximately $550 million, including capitalized interest at the project level and project contingency. The actual amount of these capital expenditures may differ substantially from our estimates. We expect the Cimarrón Wind project to begin generating energy in late 2025 and commence commercial operations in the first half of 2026.
Hackberry Carbon Sequestration Project. Sempra Infrastructure is developing the potential Hackberry Carbon Sequestration project near Hackberry, Louisiana, together with TotalEnergies SE, Mitsui & Co., Ltd. and Mitsubishi Corporation. This proposed project is designed to permanently sequester carbon dioxide from the Cameron LNG Phase 1 facility, the proposed Cameron LNG Phase 2 project and potentially other sources. In April 2025, the Louisiana Department of Energy and Natural Resources (LDENR) issued a draft Class VI carbon injection well construction permit. We expect the LDENR to issue the final permit later in 2025, once the required public hearings and feedback process are complete.
Legal and Regulatory Matters
See Note 12 of the Notes to Condensed Consolidated Financial Statements in this report and “Part I – Item 1A. Risk Factors” in the Annual Report for discussions of the following legal and regulatory matters affecting our operations in Mexico and risks associated with Mexican laws, policies and government influence:
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
Regulatory and Other Actions by the Mexican Government
In 2021, the Mexican government amended Mexico’s LIE and LH to empower Mexican regulators to, among other things, revoke or suspend permits under certain circumstances. In 2024, the Mexican government adopted changes to the Mexican Constitution to reinforce state control over strategic sectors by granting a central role to government entities like the CFE and PEMEX, which have been converted from for-profit state-owned enterprises into federal administrative agencies under SENER. Following these constitutional reforms, in March 2025, the Mexican government adopted energy-related laws (2025 Energy Laws), including the ESL, which repealed the LIE, and the HSL, which repealed the LH. The 2025 Energy Laws increase the government’s control and participation in the energy sector and may create novel challenges for infrastructure development and operations. Like the LIE and LH, the ESL and HSL give Mexican authorities broad discretion to revoke or suspend permits under certain circumstances.
Although the extent of the impact of the 2025 Energy Laws is uncertain, these laws and future implementation of regulations could adversely affect Sempra Infrastructure’s ability to operate its existing assets at their current levels, result in increased costs to Sempra Infrastructure and its customers, adversely impact Sempra Infrastructure’s ability to develop new projects in Mexico, result in decreased revenues or cash flows, and negatively impact Sempra Infrastructure’s ability to recover the carrying values of its investments in Mexico, any of which could have a material adverse impact on Sempra’s business, results of operations, financial condition, cash flow and/or prospects.

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of the Registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2025	$1,482	$578	$779
2024	1,851	676	887
Change	$(369)	$(98)	$(108)

Change in regulatory accounts, current and noncurrent	$(437)		$(412)
Change in accounts receivable	(203)	$(103)	(88)
Change in net margin posted, current and noncurrent	(78)
Change in deferred excess capacity sales	(69)	(69)
Change in accounts payable	(62)		(104)
(Lower) higher net income, adjusted for noncash items included in earnings	(29)	62
Higher distributions from Oncor Holdings	42
Higher accruals in interest payable	86
Change in ad valorem taxes	87		78
Change in GHG obligations, current and noncurrent	117		133
Change in fixed-price contracts and other derivatives, current and noncurrent	151		168
Change in GHG allowances, current and noncurrent			27
Increase in income taxes payable, net			70
Other	26	12	20
	$(369)	$(98)	$(108)

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2025	$(2,785)	$(523)	$(555)
2024	(2,107)	(611)	(519)
Change	$(678)	$88	$(36)

(Increase) decrease in capital expenditures	$(403)	$85	$(36)
Higher contributions to Oncor Holdings	(293)
Other	18	3
	$(678)	$88	$(36)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2025	$1,476	$552	$(196)
2024	700	178	(316)
Change	$776	$374	$120

Higher (lower) issuances of long-term debt	$733	$254	$(497)
Change in borrowings and repayments of short-term debt, net	428	(280)	613
Lower payments on short-term debt with maturities greater than 90 days	188
Higher issuances of short-term debt with maturities greater than 90 days	164
Lower distributions to NCI	73
(Higher) lower payments on long-term debt and finance leases	(336)	401
Lower contributions from NCI	(440)
Other	(34)	(1)	4
	$776	$374	$120

Capital Expenditures for PP&E and Investments

CAPITAL EXPENDITURES FOR PP&E AND INVESTMENTS
(Dollars in millions)
	Three months ended March 31,
	2025	2024
Sempra:
Sempra California(1)	$1,094	$1,143
Sempra Texas Utilities	486	193
Sempra Infrastructure	1,241	790
Segment totals	2,821	2,126
Parent and other	1	—
Total Sempra	$2,822	$2,126
(1)    Includes capital expenditures for PP&E of $539 and $624 at SDG&E and $555 and $519 at SoCalGas for 2025 and 2024, respectively.
We expect capital expenditures for PP&E and investments in 2025 to total $12.5 billion. When (i) including Sempra’s proportionate ownership interest in expected capital expenditures for PP&E at unconsolidated equity method investees while excluding Sempra’s expected capital contributions to those unconsolidated equity method investees and (ii) excluding NCI’s proportionate ownership interest in expected capital expenditures for PP&E at Sempra and at unconsolidated equity method investees, we expect capital expenditures for PP&E in 2025 to total $12.7 billion.
In addition, Oncor anticipates that its capital plan will grow over the 2025 through 2029 period due to a variety of potential projects and developments. As a result of the anticipated accelerated in-service dates for certain transmission import paths recently approved by the PUCT, Oncor now believes its incremental capital expenditure opportunities over the 2025 through 2029 period are likely to exceed the $12 billion it previously identified, particularly in the latter years of its five-year capital plan. Changes in Oncor’s capital expenditures plan could result in corresponding changes to our capital expenditures plan based on our ownership interest in Oncor.
Our level of capital expenditures for PP&E and investments will depend on, among other things, the cost and availability of financing, regulatory approvals, changes in tax law and business opportunities providing desirable rates of return, among various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors” in the Annual Report. We aim to finance our capital expenditures for PP&E and investments in a manner that will maintain our investment-grade credit ratings and capital structure, but there is no guarantee that we will be able to do so.

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
COMMODITY PRICE RISK
Sempra Infrastructure is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first three months of 2025, a hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $9 million at March 31, 2025 compared to $13 million at December 31, 2024.
The one-day value at risk for SDG&E’s and SoCalGas’ commodity positions were $3 million and negligible, respectively, at March 31, 2025 compared to $2 million for each at December 31, 2024.
INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	March 31, 2025			December 31, 2024
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$984	$137	$847	$1,454	$417	$1,037
Other	1,129	—	—	562	—	—
Long-term:
Sempra California fixed-rate	$17,159	$9,800	$7,359	$16,309	$8,950	$7,359
Other fixed-rate	16,421	—	—	15,527	—	—
Other variable-rate	1,117	—	—	1,063	—	—
(1)    After the effects of interest rate swaps. Before reductions for unamortized discount and debt issuance costs and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings attributable to common shares (but disregarding capitalized interest and impacts on equity earnings from debt at our equity method investees) that would result from a hypothetical change in market interest rates. Earnings attributable to common shares are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at March 31, 2025 increased or decreased by 10%, the change in earnings attributable to common shares over the 12-month period ending March 31, 2026 would be approximately $7 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at March 31, 2025, after considering the effects of interest rate swaps, the change in earnings attributable to common shares over the 12-month period ending March 31, 2026 would be approximately $4 million.
FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURE
We discuss our foreign currency exchange rate risk and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At March 31, 2025, there were no significant changes to our exposure to foreign currency exchange rate risk since December 31, 2024.

In 2024 and 2025 to date, SDG&E and SoCalGas have experienced inflationary pressures from increases in various costs, including the cost of natural gas, electric fuel and purchased power, labor, materials and supplies, as well as availability of labor and materials. Sempra Texas Utilities has experienced increased costs, including labor and contractor related costs as well as higher insurance premiums, and does not have specific regulatory mechanisms that allow for recovery of higher non-reconcilable costs due to inflation; rather, recovery is limited to rate updates through capital trackers and base rate reviews, which may result in partial non-recovery due to the regulatory lag. If such costs continue to be subject to significant inflationary pressures and we are not able to fully recover such higher costs in rates or there is a delay in recovery, these increased costs may have a significant effect on Sempra’s, SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in Sempra’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, any such company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses), including, environmental proceedings described in Item 103(c)(3) of SEC Regulation S-K except for the matters (1) described in Note 12 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report, or (2) referred to in “Part I – Item 2. MD&A” in this report or in “Part I – Item 1A. Risk Factors” or “Part II – Item 7. MD&A” in the Annual Report.

ITEM 1A. RISK FACTORS
When evaluating our company and its consolidated entities and any investment in our or their securities, you should carefully consider the risk factors and all other information contained in this report and the other documents we file with the SEC (including those filed subsequent to this report), including the factors discussed below and in “Part I – Item 2. MD&A” in this report and “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A” in the Annual Report. Any of the risks and other information discussed in this report or any of the risk factors discussed in “Part I – Item 1A. Risk Factors” or “Part II – Item 7. MD&A” in the Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently consider immaterial, could materially adversely affect our results of operations, financial condition, cash flows, prospects and/or the trading prices of our securities or those of our consolidated entities.
Changing conditions in global markets, including the impact of tariffs and other trade actions, may materially and adversely affect us.
Our businesses import various materials, including steel and aluminum, and purchase foreign-sourced goods, such as electrical transformers, from domestic distributors. Sempra Infrastructure also generates a material portion of its earnings from LNG exports to customers located outside the U.S., including countries in Asia and Europe. Our ability to continue importing materials, purchasing foreign-sourced goods and exporting LNG profitably, or at all, into international markets is subject to a number of risks, including adverse impacts of (i) legal and regulatory requirements or limitations imposed by foreign governments, including tariffs, quotas or other trade barriers, sanctions, adverse tax law changes, nationalization, currency restrictions, or import restrictions, and (ii) disruptions or delays in shipments caused by customs compliance or other actions of government agencies.
In 2018, the U.S. imposed tariffs on certain imported steel and aluminum products, as well as tariffs in various ranges on imports from China. Those tariffs remain in effect. Beginning in January 2025, the U.S. Administration has announced a number of new tariffs, both threatened and imposed, including a higher total tariff on goods from China and numerous other tariffs in various ranges on imports from all countries with only limited exclusions, including a temporary exclusion for goods that enter the U.S. as qualifying goods under the U.S.-Mexico-Canada Agreement, such as electrical transformers. Additionally, the U.S. Administration has expanded the application of the 2018 steel and aluminum tariffs to countries and products that had previously been excluded, including a broad range of derivative products, and increased the amount of the aluminum tariff. These tariffs have created uncertainty in our business development efforts and for projects currently under construction, and we expect them to impact our businesses’ costs related to construction, pipeline transportation, electricity procurement and financing, among other areas, and increase costs across the LNG value chain. These impacts may result in delays, cost overruns or reduced profitability for our construction and development projects, denials or delays of recovery in rates of higher costs at our regulated utilities, or other adverse effects, any of which could be material.
We also face uncertainty in the interpretation and application of these tariffs, including with respect to customs valuation, product classification and country-of-origin determinations. Any disagreement with regulators on these matters could result in the retroactive assessment of additional tariffs with interest, the imposition of penalties, or other enforcement actions, any of which could be material.

These recent tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, including China’s announcement of a tariff on U.S. LNG. Other foreign governments, such as the European Union, may also impose trade measures, including reciprocal tariffs, on LNG or other U.S. goods in the future. These tariffs and other trade actions could negatively impact demand for our LNG exports, which would adversely impact our LNG projects and development pipeline.
Although there is uncertainty regarding the scope and duration of these trade actions by the U.S. and other countries, such actions and any resulting economic, financial or geopolitical instability could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.

ITEM 5. OTHER INFORMATION
(a)None.
(b)None.
(c)During the most recent fiscal quarter, (i) Kevin C. Sagara, who was at the time a Sempra director, adopted a Rule 10b5-1 trading arrangement with respect to the securities of Sempra, with the material terms described below; (ii) Jeffrey W. Martin, who was at the time a Sempra director and officer, terminated a Rule 10b5-1 trading arrangement with respect to the securities of Sempra, as described below; (iii) no Sempra directors or officers adopted or terminated a non-Rule 10b5-1 trading arrangement with respect to the securities of Sempra; and (iv) no SDG&E or SoCalGas directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement with respect to the securities of each such Registrant. As used herein, directors and officers are as defined in Rule 16a-1(f) under the Exchange Act, a Rule 10b5-1 trading arrangement is as defined in Item 408(a) of SEC Regulation S-K, and a non-Rule 10b5-1 trading arrangement is as defined in Item 408(c) of SEC Regulation S-K. The Rule 10b5-1 trading arrangements listed below are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

RULE 10B5-1 TRADING ARRANGEMENT
(Three months ended March 31, 2025)
Name and title of the director or officer	Date on which the director or officer adopted or terminated the trading arrangement	Duration of the trading arrangement	Aggregate number of securities to be purchased or sold pursuant to the trading arrangement
Sempra:
Jeffrey W. Martin, Chairman, Chief Executive Officer and President	March 10, 2025 (terminated)	From January 30, 2025 until March 10, 2025
All shares of Sempra common stock subject to 104,540 performance-based RSUs vesting in January and February of 2025(1), less shares to which Mr. Martin would otherwise be entitled that are withheld to satisfy minimum statutory tax withholding requirements

Kevin C. Sagara, Director	March 19, 2025 (adopted)	From June 18, 2025 until all shares are sold or the trading arrangement is otherwise terminated	43,297 shares of Sempra common stock
(1)    49,737 and 53,111 shares (in each case reflecting the deduction of shares to which Mr. Martin would otherwise be entitled that were withheld to satisfy minimum statutory tax withholding requirements) subject to the performance-based RSUs vested in early 2025 based on our total shareholder return for the three-year performance period ending on January 2, 2025 and EPS growth (as adjusted for long-term incentive plan purposes) for the three-year performance period ending on December 31, 2024, respectively.

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

Sempra / San Diego Gas & Electric Company
4.1	Supplemental Indenture, dated as of March 18, 2025.	X

4.2	Seventy-Seventh Supplemental Indenture, dated as of March 28, 2025.		8-K	4.1	03/28/25

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 10 -- MATERIAL CONTRACTS
Management Contract or Compensatory Plan, Contract or Arrangement
Sempra / San Diego Gas & Electric Company / Southern California Gas Company
10.1	Form of Sempra 2019 Long-Term Incentive Plan 2024 and 2025 Time-Based Restricted Stock Unit Award - Two Year Award Vest.		10-K	10.11	02/25/25

Sempra
10.2	Severance Pay Agreement between Sempra and Lisa M. Larroque Alexander, signed March 8, 2023 and effective March 1, 2023.		10-K	10.42	02/25/25

10.3	Amendment to Severance Pay Agreement, dated February 20, 2025, between Sempra and Jeffrey W. Martin.		8-K	10.1	02/20/25

Sempra / San Diego Gas & Electric Company
10.4	Severance Pay Agreement between Sempra and Scott Crider, signed March 8, 2023 and effective March 1, 2023.		10-K	10.52	02/25/25

10.5	Amended and Restated Severance Pay Agreement between Sempra and Valerie A. Bille, signed April 14, 2025 and effective March 1, 2025.	X

Sempra /Southern California Gas Company
10.6	Amended and Restated Severance Pay Agreement between Sempra and Maryam S. Brown, signed January 22, 2025 and effective January 1, 2025.		10-K	10.59	02/25/25

10.7	Severance Pay Agreement between Sempra and Rodger R. Schwecke, signed March 8, 2023 and effective March 1, 2023.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra
31.1	Certification of Sempra’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra
32.1	Certification of Sempra’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA, (Registrant)

Date: May 8, 2025	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 8, 2025	By: /s/ Valerie A. Bille
Valerie A. Bille
Senior Vice President, Chief Financial Officer, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 8, 2025	By: /s/ Sara P. Mijares
Sara P. Mijares
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)