Form 10-Q
period 2025-06-30
SEMPRA; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2025-08-07
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		June 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	IRS Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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
☐

Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding as of August 4, 2025:

Sempra	652,472,426 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra

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

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
amparo	an extraordinary constitutional appeal governed by Articles 103 and 107 of the Mexican Constitution and filed in Mexican federal court
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Safety, Energy, and Environment)
ASU	Accounting Standards Update
ATM	at-the-market equity offering program pursuant to the Sales Agreement
Bcf	billion cubic feet
Bechtel	Bechtel Energy Inc.
bps	basis points
California ISO adder	an additional 0.50% ROE for participation in the California ISO
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CCA	Community Choice Aggregator
CCM	cost of capital adjustment mechanism
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
CNE	Comisión Nacional de Energía (Mexico’s National Commission of Energy), successor to Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission or CRE)
CODM	chief operating decision maker as defined in Accounting Standards Codification 280
ConocoPhillips	ConocoPhillips Company
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EPC	engineering, procurement and construction
EPS	earnings per common share
ESL	Mexico’s Electric Sector Law
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FD	final decision
Feed gas	natural gas that is provided to be used for processing to produce LNG
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HOA	Heads of Agreement
HSL	Mexico’s Hydrocarbons Sector Law
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IMG	Infraestructura Marina del Golfo
IOU	investor-owned utility

GLOSSARY

IRS	U.S. Internal Revenue Service
ISO	Independent System Operator
ITC	investment tax credit
JV	joint venture
KKR Denali	KKR Denali Holdco LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
KKR Pinnacle	KKR Pinnacle Investor L.P., an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LA Fires	the wildfires in Los Angeles County, California, including the Palisades, Eaton and other fires, that burned in January and February of 2025
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LH	Mexico’s Hydrocarbons Law
LIE	Mexico’s Electricity Industry Law
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
O&M	operation and maintenance expense
OBBBA	One Big Beautiful Bill Act
OCI	other comprehensive income (loss)
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
OSHA	Occupational Safety and Health Administration
Other Sempra	All Sempra consolidated entities, except for SDG&E and SoCalGas
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PBOP	postretirement benefits other than pension
PEMEX	Petróleos Mexicanos (Mexican state-owned oil company)
Port Arthur LNG	Port Arthur LNG, LLC, a subsidiary of SI Partners that owns the PA LNG Phase 1 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PSEP	Pipeline Safety Enhancement Plan
PUCT	Public Utility Commission of Texas
Registrants	has the meaning set forth in Rule 12b-2 under the Exchange Act and consists of Sempra, SDG&E and SoCalGas for purposes of this report
ROE	return on equity
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
Sales Agreement	ATM Equity Offering Sales Agreement, dated November 6, 2024, among Sempra and Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC (each a sales agent or forward seller) and Barclays Bank PLC, Bank of America, N.A., Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, or one of their respective affiliates (each a forward purchaser)
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
Sharyland Utilities	Sharyland Utilities, L.L.C.

GLOSSARY

SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate
SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement
SRP	system resiliency plan
Support Agreement	support agreement, dated July 28, 2020 and amended in June 2021, January 2025 and March 2025, between Sempra and Sumitomo Mitsui Banking Corporation
TAG Norte	TAG Norte Holding, S. de R.L. de C.V.
TAG Pipelines	TAG Pipelines Norte, S. de R.L. de C.V.
TCEQ	Texas Commission on Environmental Quality
TdM	Termoeléctrica de Mexicali
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TO5 adder refund provision	the provision in the TO5 settlement providing that SDG&E will refund the California ISO adder as of June 1, 2019 if the FERC issues an order ruling that California IOUs are no longer eligible for the California ISO adder
TO6	Electric Transmission Owner Formula Rate, effective June 1, 2025, subject to refund
TRO	temporary restraining order
U.S. GAAP	generally accepted accounting principles in the United States of America
UTM	unified tracker mechanism
VIE	variable interest entity
VREP	Voluntary Retirement Enhancement Program
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(unaudited)
REVENUES
Utilities:
Natural gas	$1,470	$1,494	$3,832	$3,603
Electric	1,031	1,144	2,090	2,200
Energy-related businesses	499	373	880	848
Total revenues	3,000	3,011	6,802	6,651

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(183)	(137)	(676)	(691)
Cost of electric fuel and purchased power	(91)	(156)	(143)	(245)
Energy-related businesses cost of sales	(85)	(54)	(204)	(163)
Operation and maintenance	(1,239)	(1,333)	(2,582)	(2,545)
Depreciation and amortization	(653)	(603)	(1,293)	(1,197)
Franchise fees and other taxes	(165)	(156)	(361)	(340)
Other income, net	59	30	150	129
Interest income	14	17	48	30
Interest expense	(359)	(311)	(792)	(616)
Income before income taxes and equity earnings	298	308	949	1,013
Income tax (expense) benefit	(172)	130	(229)	(42)
Equity earnings	393	433	718	781
Net income	519	871	1,438	1,752
Earnings attributable to noncontrolling interests	(46)	(146)	(48)	(215)
Preferred dividends	(11)	(11)	(22)	(22)
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$461	$713	$1,367	$1,514

Basic EPS:
Earnings	$0.71	$1.13	$2.10	$2.39
Weighted-average common shares outstanding	652,664	633,450	652,330	633,135

Diluted EPS:
Earnings	$0.71	$1.12	$2.09	$2.38
Weighted-average common shares outstanding	653,224	636,279	653,123	635,817
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended June 30, 2025 and 2024
2025:
Net income	$645	$(172)	$473	$46	$519
Other comprehensive income (loss):
Foreign currency translation adjustments	11	—	11	5	16
Financial instruments	(36)	3	(33)	(7)	(40)
Pension and other postretirement benefits	3	(1)	2	—	2
Total other comprehensive loss	(22)	2	(20)	(2)	(22)
Comprehensive income	623	(170)	453	44	497
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$622	$(170)	$452	$44	$496
2024:
Net income	$595	$130	$725	$146	$871
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	—	(16)	(7)	(23)
Financial instruments	5	(12)	(7)	55	48
Pension and other postretirement benefits	8	(2)	6	—	6
Total other comprehensive (loss) income	(3)	(14)	(17)	48	31
Comprehensive income	592	116	708	194	902
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$591	$116	$707	$194	$901

	Six months ended June 30, 2025 and 2024
2025:
Net income	$1,619	$(229)	$1,390	$48	$1,438
Other comprehensive income (loss):
Foreign currency translation adjustments	11	—	11	5	16
Financial instruments	(72)	7	(65)	(12)	(77)
Pension and other postretirement benefits	6	(1)	5	—	5
Total other comprehensive loss	(55)	6	(49)	(7)	(56)
Comprehensive income	1,564	(223)	1,341	41	1,382
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,563	$(223)	$1,340	$41	$1,381
2024:
Net income	$1,579	$(42)	$1,537	$215	$1,752
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	—	(13)	(6)	(19)
Financial instruments	48	(16)	32	169	201
Pension and other postretirement benefits	13	(3)	10	—	10
Total other comprehensive income	48	(19)	29	163	192
Comprehensive income	1,627	(61)	1,566	378	1,944
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,626	$(61)	$1,565	$378	$1,943
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2025	2024(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155	$1,565
Restricted cash	25	21
Accounts receivable – trade, net	1,612	1,983
Accounts receivable – other, net	433	397
Due from unconsolidated affiliates	3	13
Income taxes receivable	148	90
Inventories	625	559
Prepaid expenses	157	255
Regulatory assets	343	60
Fixed-price contracts and other derivatives	142	91
Greenhouse gas allowances	217	217
Assets held for sale	273	—
Other current assets	36	34
Total current assets	4,169	5,285

Other assets:
Restricted cash	3	3
Regulatory assets	4,196	3,937
Greenhouse gas allowances	1,229	845
Nuclear decommissioning trusts	878	875
Dedicated assets in support of certain benefit plans	591	585
Deferred income taxes	159	172
Right-of-use assets – operating leases	1,152	1,177
Investment in Oncor Holdings	16,402	15,400
Other investments	2,586	2,534
Goodwill	1,602	1,602
Other intangible assets	279	292
Wildfire fund	255	262
Other long-term assets	1,604	1,749
Total other assets	30,936	29,433

Property, plant and equipment:
Property, plant and equipment	84,459	80,397
Less accumulated depreciation and amortization	(19,657)	(18,960)
Property, plant and equipment, net	64,802	61,437
Total assets	$99,907	$96,155
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2025	2024(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,282	$2,016
Accounts payable – trade	2,026	2,238
Accounts payable – other	265	208
Due to unconsolidated affiliates	8	—
Dividends and interest payable	818	773
Accrued compensation and benefits	402	558
Regulatory liabilities	54	141
Current portion of long-term debt and finance leases	1,372	2,274
Greenhouse gas obligations	217	217
Other current liabilities	1,163	1,251
Total current liabilities	8,607	9,676

Long-term debt and finance leases	34,936	31,558

Deferred credits and other liabilities:
Due to unconsolidated affiliates	359	352
Regulatory liabilities	3,906	3,817
Greenhouse gas obligations	879	506
Pension and other postretirement benefit plan obligations, net of plan assets	163	168
Deferred income taxes	6,161	5,845
Asset retirement obligations	3,848	3,737
Deferred credits and other	2,752	2,708
Total deferred credits and other liabilities	18,068	17,133

Commitments and contingencies (Note 12)

Equity:
Preferred stock (50,000,000 shares authorized; 900,000 shares of series C outstanding)	889	889
Common stock (1,125,000,000 shares authorized; 652,248,768 and 650,629,876 shares outstanding at June 30, 2025 and December 31, 2024, respectively; no par value)	13,518	13,520
Retained earnings	17,505	16,979
Accumulated other comprehensive income (loss)	(215)	(166)
Total Sempra shareholders’ equity	31,697	31,222
Preferred stock of subsidiary	20	20
Other noncontrolling interests	6,579	6,546
Total equity	38,296	37,788
Total liabilities and equity	$99,907	$96,155
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,438	$1,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,293	1,197
Deferred income taxes and investment tax credits	128	(34)
Equity earnings	(718)	(781)
Share-based compensation expense	11	41
Fixed-price contracts and other derivatives	82	28
Bad debt expense	37	94
Other	(36)	(5)
Net change in working capital components	(498)	(99)
Distributions from investments	516	405
Changes in other noncurrent assets and liabilities, net	13	(78)
Net cash provided by operating activities	2,266	2,520

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(4,640)	(3,830)
Expenditures for investments	(972)	(387)
Purchases of nuclear decommissioning and other trust assets	(531)	(401)
Proceeds from sales of nuclear decommissioning and other trust assets	580	442
Other	—	8
Net cash used in investing activities	(5,563)	(4,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(787)	(741)
Preferred dividends paid	(22)	(22)
Issuances of common stock	19	18
Repurchases of common stock	(58)	(40)
Issuances of debt (maturities greater than 90 days)	5,458	3,812
Payments on debt (maturities greater than 90 days) and finance leases	(3,411)	(1,197)
Increase (decrease) in short-term debt, net	682	(817)
Advances from unconsolidated affiliates	44	45
Contributions from noncontrolling interests	83	786
Distributions to noncontrolling interests	(91)	(203)
Other	(26)	(23)
Net cash provided by financing activities	1,891	1,618

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(8)

Less: Increase in cash held for sale	(1)	—

Decrease in cash, cash equivalents and restricted cash	(1,406)	(38)
Cash, cash equivalents and restricted cash, January 1	1,589	389
Cash, cash equivalents and restricted cash, June 30	$183	$351
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Six months ended June 30,
	2025	2024
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$691	$574
Income tax payments, net of refunds	290	233

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Repayments of advances from unconsolidated affiliate in lieu of distributions	$45	$62
Accrued capital expenditures for PP&E	1,167	885
Increase (decrease) in ARO capitalized to PP&E	60	(2)
Increase in finance lease obligations capitalized to PP&E	31	12
Unamortized debt issuance costs reclassified from noncurrent asset to long-term debt	37	2
Preferred dividends declared but not paid	11	11
Common dividends declared but not paid	421	393
Common dividends issued in stock	26	27
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended June 30, 2025
Balance at March 31, 2025	$889	$13,484	$17,465	$(195)	$31,643	$6,559	$38,202
Net income			473		473	46	519
Other comprehensive loss				(20)	(20)	(2)	(22)
Share-based compensation expense		13			13		13
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($0.64/share)			(421)		(421)		(421)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		22			22		22
Repurchases of common stock		(1)			(1)		(1)
Noncontrolling interest activities:
Contributions						49	49
Distributions						(53)	(53)
Balance at June 30, 2025	$889	$13,518	$17,505	$(215)	$31,697	$6,599	$38,296

	Three months ended June 30, 2024
Balance at March 31, 2024	$889	$12,209	$16,141	$(104)	$29,135	$5,526	$34,661
Net income			725		725	146	871
Other comprehensive (loss) income				(17)	(17)	48	31
Share-based compensation expense		20			20		20
Dividends declared:
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($0.62/share)			(393)		(393)		(393)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		21			21		21
Noncontrolling interest activities:
Contributions						312	312
Distributions						(92)	(92)
Balance at June 30, 2024	$889	$12,250	$16,461	$(121)	$29,479	$5,940	$35,419
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra shareholders’ equity	Non- controlling interests	Total equity
	(unaudited)
	Six months ended June 30, 2025
Balance at December 31, 2024	$889	$13,520	$16,979	$(166)	$31,222	$6,566	$37,788
Net income			1,390		1,390	48	1,438
Other comprehensive loss				(49)	(49)	(7)	(56)
Share-based compensation expense		11			11		11
Dividends declared:
Series C preferred stock ($24.38/share)			(22)		(22)		(22)
Common stock ($1.29/share)			(841)		(841)		(841)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		45			45		45
Repurchases of common stock		(58)			(58)		(58)
Noncontrolling interest activities:
Contributions						83	83
Distributions						(91)	(91)
Balance at June 30, 2025	$889	$13,518	$17,505	$(215)	$31,697	$6,599	$38,296

	Six months ended June 30, 2024
Balance at December 31, 2023	$889	$12,204	$15,732	$(150)	$28,675	$4,979	$33,654
Net income			1,537		1,537	215	1,752
Other comprehensive income				29	29	163	192
Share-based compensation expense		41			41		41
Dividends declared:
Series C preferred stock ($24.38/share)			(22)		(22)		(22)
Common stock ($1.24/share)			(785)		(785)		(785)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		45			45		45
Repurchases of common stock		(40)			(40)		(40)
Noncontrolling interest activities:
Contributions						786	786
Distributions						(203)	(203)
Balance at June 30, 2024	$889	$12,250	$16,461	$(121)	$29,479	$5,940	$35,419
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(unaudited)
Operating revenues:
Electric	$1,034	$1,149	$2,098	$2,209
Natural gas	228	206	584	525
Total operating revenues	1,262	1,355	2,682	2,734
Operating expenses:
Cost of electric fuel and purchased power	106	175	179	282
Cost of natural gas	44	37	131	139
Operation and maintenance	403	423	843	834
Depreciation and amortization	323	304	643	602
Franchise fees and other taxes	98	91	208	195
Total operating expenses	974	1,030	2,004	2,052
Operating income	288	325	678	682
Other income, net	31	23	71	56
Interest income	2	3	2	4
Interest expense	(139)	(131)	(274)	(259)
Income before income taxes	182	220	477	483
Income tax expense	(7)	(34)	(21)	(74)
Net income/Earnings attributable to common shares	$175	$186	$456	$409
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2025 and 2024
2025:
Net income/Comprehensive income	$182	$(7)	$175
2024:
Net income/Comprehensive income	$220	$(34)	$186

	Six months ended June 30, 2025 and 2024
2025:
Net income/Comprehensive income	$477	$(21)	$456
2024:
Net income/Comprehensive income	$483	$(74)	$409
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2025	2024(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28	$—
Accounts receivable – trade, net	714	774
Accounts receivable – other, net	139	89
Due from unconsolidated affiliates	9	—
Income taxes receivable, net	19	27
Inventories	253	202
Prepaid expenses	71	139
Regulatory assets	176	16
Greenhouse gas allowances	27	27
Other current assets	38	27
Total current assets	1,474	1,301

Other assets:
Regulatory assets	2,210	2,024
Greenhouse gas allowances	281	272
Nuclear decommissioning trusts	878	875
Right-of-use assets – operating leases	790	795
Wildfire fund	255	262
Other long-term assets	125	133
Total other assets	4,539	4,361

Property, plant and equipment:
Property, plant and equipment	34,216	33,162
Less accumulated depreciation and amortization	(8,375)	(8,051)
Property, plant and equipment, net	25,841	25,111
Total assets	$31,854	$30,773
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2025	2024(1)
	(unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term debt	$—	$417
Accounts payable	768	742
Due to unconsolidated affiliates	49	59
Interest payable	96	84
Accrued compensation and benefits	105	175
Accrued franchise fees	53	54
Regulatory liabilities	53	75
Current portion of long-term debt and finance leases	794	42
Greenhouse gas obligations	27	27
Asset retirement obligations	95	97
Other current liabilities	220	215
Total current liabilities	2,260	1,987

Long-term debt and finance leases	10,093	10,018

Deferred credits and other liabilities:
Regulatory liabilities	2,816	2,701
Greenhouse gas obligations	100	62
Pension obligation, net of plan assets	40	28
Deferred income taxes	3,291	3,211
Asset retirement obligations	797	803
Deferred credits and other	1,437	1,399
Total deferred credits and other liabilities	8,481	8,204

Commitments and contingencies (Note 12)

Shareholder’s equity:
Preferred stock (45,000,000 shares authorized; none issued)	—	—
Common stock (255,000,000 shares authorized; 116,583,358 shares outstanding; no par value)	1,660	1,660
Retained earnings	9,372	8,916
Accumulated other comprehensive income (loss)	(12)	(12)
Total shareholder’s equity	11,020	10,564
Total liabilities and shareholder's equity	$31,854	$30,773
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$456	$409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	643	602
Deferred income taxes and investment tax credits	(1)	51
Bad debt expense	22	24
Other	(22)	(19)
Net change in working capital components	(200)	(28)
Changes in noncurrent assets and liabilities, net	(33)	17
Net cash provided by operating activities	865	1,056

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,270)	(1,234)
Purchases of nuclear decommissioning trust assets	(469)	(362)
Proceeds from sales of nuclear decommissioning trust assets	499	380
Other	—	10
Net cash used in investing activities	(1,240)	(1,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	848	594
Payments on debt (maturities greater than 90 days) and finance leases	(21)	(422)
Decrease in short-term debt, net	(417)	—
Debt issuance costs	(7)	(6)
Net cash provided by financing activities	403	166

Increase in cash and cash equivalents	28	16
Cash and cash equivalents, January 1	—	50
Cash and cash equivalents, June 30	$28	$66

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$258	$249
Income tax payments, net of refunds	17	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$220	$188
Increase in finance lease obligations capitalized to PP&E	4	2
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
	(unaudited)
	Three months ended June 30, 2025
Balance at March 31, 2025	$1,660	$9,197	$(12)	$10,845
Net income		175		175
Balance at June 30, 2025	$1,660	$9,372	$(12)	$11,020

	Three months ended June 30, 2024
Balance at March 31, 2024	$1,660	$8,473	$(8)	$10,125
Net income		186		186
Balance at June 30, 2024	$1,660	$8,659	$(8)	$10,311

	Six months ended June 30, 2025
Balance at December 31, 2024	$1,660	$8,916	$(12)	$10,564
Net income		456		456
Balance at June 30, 2025	$1,660	$9,372	$(12)	$11,020

	Six months ended June 30, 2024
Balance at December 31, 2023	$1,660	$8,250	$(8)	$9,902
Net income		409		409
Balance at June 30, 2024	$1,660	$8,659	$(8)	$10,311
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(unaudited)

Operating revenues	$1,268	$1,309	$3,288	$3,114
Operating expenses:
Cost of natural gas	152	114	567	579
Operation and maintenance	622	707	1,379	1,320
Depreciation and amortization	251	224	493	447
Franchise fees and other taxes	62	60	141	134
Total operating expenses	1,087	1,105	2,580	2,480
Operating income	181	204	708	634
Other (expense) income, net	(2)	13	40	60
Interest income	1	2	3	4
Interest expense	(89)	(78)	(179)	(155)
Income before income taxes	91	141	572	543
Income tax expense	(6)	(10)	(44)	(53)
Net income	85	131	528	490
Preferred dividends	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$84	$130	$527	$489
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2025 and 2024
2025:
Net income	$91	$(6)	$85
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$92	$(6)	$86
2024:
Net income	$141	$(10)	$131
Other comprehensive income (loss):
Financial instruments	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$142	$(10)	$132

	Six months ended June 30, 2025 and 2024
2025:
Net income	$572	$(44)	$528
Other comprehensive income (loss):
Pension and other postretirement benefits	3	—	3
Total other comprehensive income	3	—	3
Comprehensive income	$575	$(44)	$531
2024:
Net income	$543	$(53)	$490
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	2	—	2
Comprehensive income	$545	$(53)	$492
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2025	2024(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$12
Accounts receivable – trade, net	610	932
Accounts receivable – other, net	56	71
Due from unconsolidated affiliates	2	16
Inventories	268	287
Regulatory assets	166	42
Greenhouse gas allowances	178	176
Other current assets	55	71
Total current assets	1,335	1,607

Other assets:
Regulatory assets	1,917	1,844
Greenhouse gas allowances	805	526
Right-of-use assets – operating leases	11	18
Other long-term assets	583	609
Total other assets	3,316	2,997

Property, plant and equipment:
Property, plant and equipment	30,048	29,084
Less accumulated depreciation and amortization	(8,634)	(8,330)
Property, plant and equipment, net	21,414	20,754
Total assets	$26,065	$25,358
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2025	2024(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$211	$1,037
Accounts payable – trade	490	752
Accounts payable – other	215	158
Due to unconsolidated affiliates	43	38
Accrued compensation and benefits	191	245
Contributions in aid of construction	159	117
Regulatory liabilities	—	64
Current portion of long-term debt and finance leases	529	373
Greenhouse gas obligations	178	176
Asset retirement obligations	86	91
Other current liabilities	288	334
Total current liabilities	2,390	3,385

Long-term debt and finance leases	7,622	7,031

Deferred credits and other liabilities:
Regulatory liabilities	1,089	1,115
Greenhouse gas obligations	735	410
Pension obligation, net of plan assets	31	45
Deferred income taxes	2,168	2,005
Asset retirement obligations	2,957	2,839
Deferred credits and other	382	367
Total deferred credits and other liabilities	7,362	6,781

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock (11,000,000 shares authorized; 862,043 shares outstanding)	22	22
Common stock (100,000,000 shares authorized; 91,300,000 shares outstanding; no par value)	2,316	2,316
Retained earnings	6,377	5,850
Accumulated other comprehensive income (loss)	(24)	(27)
Total shareholders’ equity	8,691	8,161
Total liabilities and shareholders’ equity	$26,065	$25,358
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$528	$490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	493	447
Deferred income taxes and investment tax credits	7	56
Bad debt expense	17	45
Other	(14)	(13)
Net change in working capital components	(34)	73
Changes in noncurrent assets and liabilities, net	145	(52)
Net cash provided by operating activities	1,142	1,046

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,045)	(978)
Net cash used in investing activities	(1,045)	(978)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Issuances of debt (maturities greater than 90 days)	1,090	797
Payments on debt (maturities greater than 90 days) and finance leases	(1,063)	(11)
Decrease in short-term debt, net	(126)	(840)
Debt issuance costs	(9)	(5)
Net cash used in financing activities	(109)	(60)

(Decrease) increase in cash and cash equivalents	(12)	8
Cash and cash equivalents, January 1	12	2
Cash and cash equivalents, June 30	$—	$10

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$170	$142
Income tax payments, net of refunds	55	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$221	$222
Increase in finance lease obligations capitalized to PP&E	27	10
Increase (decrease) in ARO capitalized to PP&E	60	(2)
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended June 30, 2025
Balance at March 31, 2025	$22	$2,316	$6,293	$(25)	$8,606
Net income			85		85
Other comprehensive income				1	1
Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Balance at June 30, 2025	$22	$2,316	$6,377	$(24)	$8,691

	Three months ended June 30, 2024
Balance at March 31, 2024	$22	$2,316	$5,454	$(22)	$7,770
Net income			131		131
Other comprehensive income				1	1
Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Balance at June 30, 2024	$22	$2,316	$5,584	$(21)	$7,901

	Six months ended June 30, 2025
Balance at December 31, 2024	$22	$2,316	$5,850	$(27)	$8,161
Net income			528		528
Other comprehensive income				3	3
Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Balance at June 30, 2025	$22	$2,316	$6,377	$(24)	$8,691

	Six months ended June 30, 2024
Balance at December 31, 2023	$22	$2,316	$5,095	$(23)	$7,410
Net income			490		490
Other comprehensive income				2	2
Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Balance at June 30, 2024	$22	$2,316	$5,584	$(21)	$7,901
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
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after June 30, 2025 through the date the financial statements were issued and, in the opinion of management, the accompanying financial statements reflect all adjustments and disclosures necessary for a fair presentation.
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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at June 30, 2025 and December 31, 2024. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,124 million and $1,138 million at June 30, 2025 and December 31, 2024, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.

Other Sempra
Oncor Holdings
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $16,402 million and $15,400 million at June 30, 2025 and December 31, 2024, respectively.
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment was $1,204 million at June 30, 2025 and $1,149 million at December 31, 2024. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 12.
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
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate ECA LNG Phase 1. Sempra consolidated $1,886 million and $1,758 million of assets at June 30, 2025 and December 31, 2024, respectively, consisting primarily of PP&E, net, attributable to ECA LNG Phase 1 that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $1,204 million and $1,080 million of liabilities at June 30, 2025 and December 31, 2024, respectively, consisting primarily of long-term debt attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, IEnova and TotalEnergies SE have provided guarantees for repayment of up to $1,056 million and $262 million, respectively, plus accrued and unpaid interest, of the loan facility supporting construction of the liquefaction facility (see Note 7).
Port Arthur LNG
Port Arthur LNG is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that Port Arthur LNG will require future capital contributions or other financial support to finance the construction of the PA LNG Phase 1 project, which we discuss in Note 10 in “Noncontrolling Interests – SI Partners Subsidiaries.” Sempra is the primary beneficiary of this VIE because we have the power to direct the activities related to the construction and future operation and maintenance of the liquefaction facility. As a result, we consolidate Port Arthur LNG. Sempra consolidated $7,735 million and $6,419 million of assets at June 30, 2025 and December 31, 2024, respectively, consisting primarily of PP&E, net, attributable to Port Arthur LNG that could be used only to settle obligations of this VIE and that are not available to settle obligations of Sempra, and $3,003 million and $1,584 million of liabilities at June 30, 2025 and December 31, 2024, respectively, consisting primarily of long-term debt and accounts payable attributable to Port Arthur LNG for which creditors do not have recourse to the general credit of Sempra.

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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	June 30, 2025	December 31, 2024
Sempra:
Cash and cash equivalents	$155	$1,565
Restricted cash, current	25	21
Restricted cash, noncurrent	3	3
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$183	$1,589

CREDIT LOSSES
Financial Assets Measured at Amortized Cost
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

Changes in allowances for credit losses for trade receivables, other receivables and a note receivable are as follows:

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2025	2024
Sempra:
Allowances for credit losses at January 1	$519	$539
Provisions for expected credit losses	33	94
Write-offs	(94)	(112)
Allowances for credit losses at June 30	$458	$521
SDG&E:
Allowances for credit losses at January 1	$114	$144
Provisions for expected credit losses	25	24
Write-offs	(40)	(42)
Allowances for credit losses at June 30	$99	$126
SoCalGas:
Allowances for credit losses at January 1	$285	$331
Provisions for expected credit losses	21	45
Write-offs	(54)	(70)
Allowances for credit losses at June 30	$252	$306
Allowances for credit losses related to trade receivables, other receivables and a note receivable are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	June 30,	December 31,
	2025	2024
Sempra:
Accounts receivable – trade, net	$381	$447
Accounts receivable – other, net	59	53
Other long-term assets(1)(2)	18	19
Total allowances for credit losses	$458	$519
SDG&E:
Accounts receivable – trade, net	$66	$81
Accounts receivable – other, net	27	25
Other long-term assets(1)	6	8
Total allowances for credit losses	$99	$114
SoCalGas:
Accounts receivable – trade, net	$212	$251
Accounts receivable – other, net	32	28
Other long-term assets(1)	8	6
Total allowances for credit losses	$252	$285
(1)    In January 2024, the CPUC directed SDG&E and SoCalGas to offer long-term repayment plans to eligible residential customers with past-due balances.
(2)    At June 30, 2025 and December 31, 2024, includes $4 million and $5 million, respectively, of expected credit losses on an interest-bearing promissory note due from KKR Pinnacle.

Off-Balance Sheet Credit Exposures
We are exposed to credit losses from off-balance sheet arrangements through Sempra’s guarantees, which we discuss in Note 12. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on our off-balance sheet arrangements based on external credit ratings, published default rate studies and the maturity date of the arrangements.
Allowances for credit losses related to off-balance sheet arrangements are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	June 30,	December 31,
	2025	2024
Sempra:
Other current liabilities	$6	$—
Deferred credits and other	5	5
Total allowances for credit losses	$11	$5

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at the Registrants in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	June 30, 2025	December 31, 2024
Sempra:
Tax sharing agreement with Oncor Holdings	$—	$8
Various affiliates	3	5
Total due from unconsolidated affiliates – current	$3	$13

Tax sharing arrangement with Oncor Holdings	$(8)	$—
Total due to unconsolidated affiliates – current	$(8)	$—

TAG Pipelines(1):
5.5% Note due January 14, 2026	$—	$(8)
5.5% Note due July 14, 2026	—	(12)
5.5% Note due January 19, 2027	—	(15)
5.5% Note due July 21, 2027	(9)	(19)
5.5% Note due January 19, 2028	(49)	(48)
5.5% Note due July 18, 2028	(42)	(41)
5.5% Note due January 22, 2029	(45)	—
TAG Norte – 5.74% Note due December 17, 2029(1)	(214)	(209)
Total due to unconsolidated affiliates – noncurrent	$(359)	$(352)
SDG&E:
SoCalGas	$9	$—
Total due from unconsolidated affiliates – current	$9	$—

Sempra	$(41)	$(42)
SoCalGas	—	(14)
Various affiliates	(8)	(3)
Total due to unconsolidated affiliates – current	$(49)	$(59)

Income taxes due from Sempra(2)	$33	$38
SoCalGas:
SDG&E	$—	$14
Various affiliates	2	2
Total due from unconsolidated affiliates – current	$2	$16

Sempra	$(34)	$(38)
SDG&E	(9)	—
Total due to unconsolidated affiliates – current	$(43)	$(38)

Income taxes due from (to) Sempra(2)	$11	$(6)
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

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sempra:
Revenues	$8	$10	$17	$20
Interest expense	5	3	9	7
SDG&E:
Revenues	$5	$5	$11	$11
Cost of sales	30	35	68	75
SoCalGas:
Revenues	$40	$37	$81	$81
Cost of sales(1)	—	—	(1)	(3)
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provides guarantees to certain unconsolidated affiliates, which we discuss in Note 12.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Natural gas	$141	$163	$1	$1	$125	$148
LNG	12	27	—	—	—	—
Materials and supplies	472	369	252	201	143	139
Total	$625	$559	$253	$202	$268	$287

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $591 million and $585 million at June 30, 2025 and December 31, 2024, respectively.

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At June 30, 2025 and December 31, 2024, Other Long-Term Assets includes $358 million and $349 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, on Sempra’s Condensed Consolidated Balance Sheets.

PROPERTY, PLANT AND EQUIPMENT
Sempra Infrastructure’s Sonora natural gas pipeline consists of two pipeline segments, the Sasabe-Puerto Libertad-Guaymas segment and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. Following the start of commercial operations of the Guaymas-El Oro segment, Sempra Infrastructure reported damage to the pipeline in the Yaqui territory that has made that section inoperable since August 2017 because it was not able to be repaired due to legal challenges, which were resolved in March 2023, by some members of the Yaqui tribe. Sempra Infrastructure and the CFE have agreed to an amendment to their transportation services agreement and to re-route the portion of the pipeline that is in the Yaqui territory, whereby the CFE would pay for the re-routing with a new tariff. This amendment will terminate if certain conditions are not met, and Sempra Infrastructure retains the right to terminate the transportation services agreement and seek to recover its reasonable and documented costs and lost profit. Sempra Infrastructure continues to acquire and pursue the necessary rights-of-way and permits for the portion of the pipeline that needs to be re-routed. At June 30, 2025, Sempra Infrastructure had $395 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if, among other things, Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery.

CAPITALIZED FINANCING COSTS
The table below summarizes capitalized financing costs, comprised of capitalized interest and AFUDC related to debt.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sempra	$195	$155	$369	$300
SDG&E	32	27	57	53
SoCalGas	25	26	50	50

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Three months ended June 30, 2025 and 2024
Sempra:
Balance at March 31, 2025	$(66)	$(17)	$(112)	$(195)
OCI before reclassifications	11	(34)	—	(23)
Amounts reclassified from AOCI	—	1	2	3
Net OCI	11	(33)	2	(20)
Balance at June 30, 2025	$(55)	$(50)	$(110)	$(215)

Balance at March 31, 2024	$(33)	$42	$(113)	$(104)
OCI before reclassifications	(16)	3	(1)	(14)
Amounts reclassified from AOCI	—	(10)	7	(3)
Net OCI	(16)	(7)	6	(17)
Balance at June 30, 2024	$(49)	$35	$(107)	$(121)
SDG&E:
Balance at March 31, 2025 and June 30, 2025			$(12)	$(12)

Balance at March 31, 2024 and June 30, 2024			$(8)	$(8)
SoCalGas:
Balance at March 31, 2025		$(10)	$(15)	$(25)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at June 30, 2025		$(10)	$(14)	$(24)

Balance at March 31, 2024		$(11)	$(11)	$(22)
Amounts reclassified from AOCI		1	—	1
Net OCI		1	—	1
Balance at June 30, 2024		$(10)	$(11)	$(21)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Six months ended June 30, 2025 and 2024
Sempra:
Balance at December 31, 2024	$(66)	$15	$(115)	$(166)
OCI before reclassifications	11	(65)	(2)	(56)
Amounts reclassified from AOCI	—	—	7	7
Net OCI	11	(65)	5	(49)
Balance at June 30, 2025	$(55)	$(50)	$(110)	$(215)

Balance at December 31, 2023	$(36)	$3	$(117)	$(150)
OCI before reclassifications	(13)	48	1	36
Amounts reclassified from AOCI	—	(16)	9	(7)
Net OCI	(13)	32	10	29
Balance at June 30, 2024	$(49)	$35	$(107)	$(121)
SDG&E:
Balance at December 31, 2024 and June 30, 2025			$(12)	$(12)

Balance at December 31, 2023 and June 30, 2024			$(8)	$(8)
SoCalGas:
Balance at December 31, 2024		$(10)	$(17)	$(27)
OCI before reclassifications		—	(2)	(2)
Amounts reclassified from AOCI		—	5	5
Net OCI		—	3	3
Balance at June 30, 2025		$(10)	$(14)	$(24)

Balance at December 31, 2023		$(11)	$(12)	$(23)
Amounts reclassified from AOCI		1	1	2
Net OCI		1	1	2
Balance at June 30, 2024		$(10)	$(11)	$(21)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended June 30,
	2025	2024
Sempra:
Financial instruments:
Interest rate instruments	$—	$(3)	Interest expense
Interest rate instruments	1	(10)	Equity earnings(1)
Foreign exchange instruments	(1)	(2)	Revenues: Energy-related businesses
	1	(1)	Other income, net
Foreign exchange instruments	(1)	(2)	Equity earnings(1)
Total, before income tax	—	(18)
	—	3	Income tax (expense) benefit
Total, net of income tax	—	(15)
	1	5	Earnings attributable to noncontrolling interests
Total, net of income tax and after NCI	$1	$(10)

Pension and PBOP(2):
Amortization of actuarial loss	$1	$1	Other income, net
Amortization of prior service cost	1	—	Other income, net
Settlement charges	—	9	Other income, net
Total, before income tax	2	10
	—	(3)	Income tax (expense) benefit
Total, net of income tax	$2	$7

Total reclassifications for the period, net of income tax and after NCI	$3	$(3)
SoCalGas:
Financial instruments:
Interest rate instruments	$—	$1	Interest expense

Pension and PBOP(2):
Amortization of prior service cost	$1	$—	Other (expense) income, net
Total, net of income tax	$1	$—

Total reclassifications for the period, net of income tax	$1	$1
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Six months ended June 30,
	2025	2024
Sempra:
Financial instruments:
Interest rate instruments	$(2)	$(6)	Interest expense
Interest rate instruments	(4)	(15)	Equity earnings(1)
Foreign exchange instruments	1	(5)	Revenues: Energy-related businesses
	1	(1)	Other income, net
Foreign exchange instruments	1	(4)	Equity earnings(1)
Total, before income tax	(3)	(31)
	1	6	Income tax (expense) benefit
Total, net of income tax	(2)	(25)
	2	9	Earnings attributable to noncontrolling interests
Total, net of income tax and after NCI	$—	$(16)

Pension and PBOP(2):
Amortization of actuarial loss	$3	$3	Other income, net
Amortization of prior service cost	1	1	Other income, net
Settlement charges	4	9	Other income, net
Total, before income tax	8	13
	(1)	(4)	Income tax (expense) benefit
Total, net of income tax	$7	$9

Total reclassifications for the period, net of income tax and after NCI	$7	$(7)
SoCalGas:
Financial instruments:
Interest rate instruments	$—	$1	Interest expense

Pension and PBOP(2):
Amortization of actuarial loss	$1	$—	Other (expense) income, net
Amortization of prior service cost	1	1	Other (expense) income, net
Settlement charges	4	—	Other (expense) income, net
Total, before income tax	6	1
	(1)	—	Income tax expense
Total, net of income tax	$5	$1

Total reclassifications for the period, net of income tax	$5	$2
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).

In the three months and six months ended June 30, 2025 and 2024, reclassifications out of AOCI to net income were negligible for SDG&E.

PENSION AND PBOP
Special Termination Benefits
In the second quarter of 2025, certain eligible employees retired under a VREP and received an additional postretirement health benefit in the form of a $100,000 Health Reimbursement Account. Employees eligible to participate in the VREP consisted of SDG&E represented and non-represented employees and SoCalGas non-represented employees aged 62 years or older with five years of service or ages 55 to 61 with 10 years of service as of May 31, 2025, and SoCalGas represented employees aged 65 or older with five years of service or ages 55 to 64 with 15 years of service as of June 30, 2025. We treated the benefit obligation attributable to the Health Reimbursement Account as a special termination benefit. This resulted in increases to the recorded liability for PBOP and net periodic benefit cost of $40 million for Sempra, $17 million for SDG&E and $23 million for SoCalGas in the three months and six months ended June 30, 2025.
Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost. The components of net periodic benefit cost, other than the service cost component, are included in Other Income, Net.

NET PERIODIC BENEFIT COST
(Dollars in millions)
	Pension		PBOP
	Three months ended June 30,
	2025	2024	2025	2024
Sempra:
Service cost	$32	$33	$4	$3
Interest cost	45	41	9	9
Expected return on assets	(44)	(46)	(17)	(17)
Amortization of:
Prior service cost	1	2	—	—
Actuarial loss (gain)	3	3	(3)	(4)
Settlement charges	—	9	—	—
Special termination benefits	—	—	40	—
Net periodic benefit cost (credit)	37	42	33	(9)
Regulatory adjustments	27	26	(30)	9
Total expense recognized	$64	$68	$3	$—
SDG&E:
Service cost	$10	$9	$—	$1
Interest cost	12	11	2	1
Expected return on assets	(12)	(11)	(2)	(1)
Amortization of:
Actuarial loss (gain)	—	1	—	(1)
Special termination benefits	—	—	17	—
Net periodic benefit cost	10	10	17	—
Regulatory adjustments	2	3	(14)	—
Total expense recognized	$12	$13	$3	$—
SoCalGas:
Service cost	$19	$19	$2	$2
Interest cost	28	26	8	7
Expected return on assets	(29)	(31)	(15)	(15)
Amortization of:
Prior service cost	1	1	—	—
Actuarial gain	—	—	(2)	(3)
Special termination benefits	—	—	23	—
Net periodic benefit cost (credit)	19	15	16	(9)
Regulatory adjustments	25	23	(16)	9
Total expense recognized	$44	$38	$—	$—

NET PERIODIC BENEFIT COST (CONTINUED)
(Dollars in millions)
	Pension		PBOP
	Six months ended June 30,
	2025	2024	2025	2024
Sempra:
Service cost	$64	$65	$7	$7
Interest cost	90	83	19	18
Expected return on assets	(89)	(91)	(33)	(34)
Amortization of:
Prior service cost (credit)	2	3	(1)	(1)
Actuarial loss (gain)	6	6	(6)	(8)
Settlement charges	4	9	—	—
Special termination benefits	—	—	40	—
Net periodic benefit cost (credit)	77	75	26	(18)
Regulatory adjustments	(1)	1	(23)	18
Total expense recognized	$76	$76	$3	$—
SDG&E:
Service cost	$19	$19	$1	$2
Interest cost	24	22	4	3
Expected return on assets	(24)	(23)	(4)	(4)
Amortization of:
Actuarial loss (gain)	2	3	(1)	(1)
Special termination benefits	—	—	17	—
Net periodic benefit cost	21	21	17	—
Regulatory adjustments	(8)	(7)	(14)	—
Total expense recognized	$13	$14	$3	$—
SoCalGas:
Service cost	$38	$38	$5	$5
Interest cost	56	52	15	14
Expected return on assets	(59)	(61)	(29)	(30)
Amortization of:
Prior service cost (credit)	2	2	(1)	(1)
Actuarial loss (gain)	1	—	(4)	(6)
Settlement charges	4	—	—	—
Special termination benefits	—	—	23	—
Net periodic benefit cost (credit)	42	31	9	(18)
Regulatory adjustments	7	8	(9)	18
Total expense recognized	$49	$39	$—	$—

OTHER INCOME, NET
Other Income, Net, consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sempra:
Allowance for equity funds used during construction	$46	$38	$87	$75
Investment gains, net(1)	23	3	25	19
(Losses) gains on interest rate and foreign exchange instruments, net	(1)	1	(1)	1
Foreign currency transaction gains (losses), net	2	(2)	6	(1)
Non-service components of net periodic benefit cost	(31)	(32)	(8)	(4)
Interest on regulatory balancing accounts, net	20	24	41	42
Sundry, net	—	(2)	—	(3)
Total	$59	$30	$150	$129
SDG&E:
Allowance for equity funds used during construction	$23	$19	$42	$39
Non-service components of net periodic benefit cost	(5)	(3)	4	7
Interest on regulatory balancing accounts, net	15	11	26	18
Sundry, net	(2)	(4)	(1)	(8)
Total	$31	$23	$71	$56
SoCalGas:
Allowance for equity funds used during construction	$18	$19	$36	$36
Non-service components of net periodic benefit cost	(23)	(17)	(6)	4
Interest on regulatory balancing accounts, net	5	13	15	24
Sundry, net	(2)	(2)	(5)	(4)
Total	$(2)	$13	$40	$60
(1)    Represents net investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sempra:
Income tax expense (benefit)	$172	$(130)	$229	$42

Income before income taxes and equity earnings	$298	$308	$949	$1,013
Equity earnings, before income tax(1)	169	160	310	294
Pretax income	$467	$468	$1,259	$1,307

Effective income tax rate	37%	(28)%	18%	3%
SDG&E:
Income tax expense	$7	$34	$21	$74
Income before income taxes	$182	$220	$477	$483
Effective income tax rate	4%	15%	4%	15%
SoCalGas:
Income tax expense	$6	$10	$44	$53
Income before income taxes	$91	$141	$572	$543
Effective income tax rate	7%	7%	8%	10%
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
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”: ASU 2023-09 improves the transparency of income tax disclosures by requiring disaggregated information about each Registrant’s ETR reconciliation as well as information on income taxes paid. For each annual period, each Registrant will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. We will adopt the standard on December 31, 2025.
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
ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”: ASU 2025-05 amends ASC 326-20 to provide a practical expedient for all entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods on a prospective basis. Early adoption is permitted. We are currently evaluating the effect of the standard on our financial reporting and have not yet selected the year in which we will adopt the standard.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended June 30, 2025
By major service line:
Utilities	$2,449	$18	$(7)	$2,460
Energy-related businesses	—	257	(17)	240
Revenues from contracts with customers	$2,449	$275	$(24)	$2,700
By market:
Gas	$1,596	$173	$(8)	$1,761
Electric	853	102	(16)	939
Revenues from contracts with customers	$2,449	$275	$(24)	$2,700

Revenues from contracts with customers	$2,449	$275	$(24)	$2,700
Utilities regulatory revenues	41	—	—	41
Other revenues	—	255	4	259
Total revenues	$2,490	$530	$(20)	$3,000

	Three months ended June 30, 2024
By major service line:
Utilities	$2,256	$18	$(5)	$2,269
Energy-related businesses	—	234	(19)	215
Revenues from contracts with customers	$2,256	$252	$(24)	$2,484
By market:
Gas	$1,374	$148	$(4)	$1,518
Electric	882	104	(20)	966
Revenues from contracts with customers	$2,256	$252	$(24)	$2,484

Revenues from contracts with customers	$2,256	$252	$(24)	$2,484
Utilities regulatory revenues	369	—	—	369
Other revenues	—	157	1	158
Total revenues	$2,625	$409	$(23)	$3,011

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Six months ended June 30, 2025
By major service line:
Utilities	$5,912	$44	$(13)	$5,943
Energy-related businesses	—	475	(37)	438
Revenues from contracts with customers	$5,912	$519	$(50)	$6,381
By market:
Gas	$3,988	$315	$(13)	$4,290
Electric	1,924	204	(37)	2,091
Revenues from contracts with customers	$5,912	$519	$(50)	$6,381

Revenues from contracts with customers	$5,912	$519	$(50)	$6,381
Utilities regulatory revenues	(21)	—	—	(21)
Other revenues	—	437	5	442
Total revenues	$5,891	$956	$(45)	$6,802

	Six months ended June 30, 2024
By major service line:
Utilities	$5,735	$48	$(11)	$5,772
Energy-related businesses	—	446	(37)	409
Revenues from contracts with customers	$5,735	$494	$(48)	$6,181
By market:
Gas	$3,724	$273	$(9)	$3,988
Electric	2,011	221	(39)	2,193
Revenues from contracts with customers	$5,735	$494	$(48)	$6,181

Revenues from contracts with customers	$5,735	$494	$(48)	$6,181
Utilities regulatory revenues	31	—	—	31
Other revenues	—	434	5	439
Total revenues	$5,766	$928	$(43)	$6,651

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E		SoCalGas
	Three months ended June 30,
	2025	2024	2025	2024
By major service line:
Revenues from contracts with customers – Utilities	$1,068	$1,047	$1,421	$1,246
By market:
Gas	$212	$161	$1,421	$1,246
Electric	856	886	—	—
Revenues from contracts with customers	$1,068	$1,047	$1,421	$1,246

Revenues from contracts with customers	$1,068	$1,047	$1,421	$1,246
Utilities regulatory revenues	194	308	(153)	63
Total revenues	$1,262	$1,355	$1,268	$1,309

	Six months ended June 30,
	2025	2024	2025	2024
By major service line:
Revenues from contracts with customers – Utilities	$2,502	$2,509	$3,489	$3,306
By market:
Gas	$571	$491	$3,489	$3,306
Electric	1,931	2,018	—	—
Revenues from contracts with customers	$2,502	$2,509	$3,489	$3,306

Revenues from contracts with customers	$2,502	$2,509	$3,489	$3,306
Utilities regulatory revenues	180	225	(201)	(192)
Total revenues	$2,682	$2,734	$3,288	$3,114
REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, at June 30, 2025, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations for contracts greater than one year at June 30, 2025.

REMAINING PERFORMANCE OBLIGATIONS
(Dollars in millions)
	Sempra(1)	SDG&E
2025 (excluding first six months of 2025)	$206	$2
2026	289	4
2027	289	4
2028	242	4
2029	215	4
Thereafter	2,133	52
Total revenues to be recognized	$3,374	$70
(1)    Excludes intercompany transactions.

Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the six months ended June 30, 2025 or 2024.

CONTRACT LIABILITIES
(Dollars in millions)
	2025	2024
Sempra:
Contract liabilities at January 1	$(196)	$(198)
Revenue from performance obligations satisfied during reporting period	55	3
Payments received in advance	(1)	(3)
Contract liabilities at June 30(1)	$(142)	$(198)
SDG&E:
Contract liabilities at January 1	$(72)	$(75)
Revenue from performance obligations satisfied during reporting period	2	2
Contract liabilities at June 30(2)	$(70)	$(73)
(1)     Balances at June 30, 2025 include $52 in Other Current Liabilities and $90 in Deferred Credits and Other.
(2)     Balances at June 30, 2025 include $4 in Other Current Liabilities and $66 in Deferred Credits and Other.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances, net of allowances for credit losses, associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	June 30, 2025	December 31, 2024
Sempra:
Accounts receivable – trade, net(1)	$1,441	$1,787
Accounts receivable – other, net	14	12
Due from unconsolidated affiliates – current(2)	3	4
Other long-term assets(3)	18	18
Total	$1,476	$1,821
SDG&E:
Accounts receivable – trade, net(1)	$714	$774
Accounts receivable – other, net	8	11
Due from unconsolidated affiliates – current(2)	10	6
Other long-term assets(3)	4	4
Total	$736	$795
SoCalGas:
Accounts receivable – trade, net	$610	$932
Accounts receivable – other, net	6	1
Other long-term assets(3)	14	14
Total	$630	$947
(1)     At June 30, 2025 and December 31, 2024, includes $148 and $144, respectively, of receivables due from customers that were billed on behalf of CCAs, which are not included in revenues.
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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Fixed-price contracts and other derivatives	$34	$53	$3	$11	$31	$42
Deferred income taxes recoverable in rates	1,972	1,689	929	802	974	817
Pension and PBOP plan obligations	(431)	(458)	19	(2)	(450)	(456)
Employee benefit costs	19	19	3	3	16	16
Removal obligations	(3,400)	(3,295)	(2,794)	(2,676)	(606)	(619)
Environmental costs	148	149	114	115	34	34
Sunrise Powerlink fire mitigation	123	124	123	124	—	—
Regulatory balancing accounts(1)(2):
Commodity – electric	(40)	(313)	(40)	(313)	—	—
Commodity – gas, including transportation	(48)	(47)	2	86	(50)	(133)
Safety and reliability	819	820	277	227	542	593
Public purpose programs	(462)	(439)	(212)	(219)	(250)	(220)
2024 GRC retroactive impacts	539	631	229	277	310	354
Wildfire mitigation plan	912	808	912	808	—	—
Liability insurance premium	(43)	(24)	(32)	(15)	(11)	(9)
Other balancing accounts	272	158	(102)	(51)	374	209
Other regulatory (liabilities) assets, net(2)	165	164	86	87	80	79
Total	$579	$39	$(483)	$(736)	$994	$707
(1)    At June 30, 2025 and December 31, 2024, the noncurrent portion of regulatory balancing accounts – net undercollected for Sempra was $1,696 and $1,731, respectively, for SDG&E was $921 and $873, respectively, and for SoCalGas was $775 and $858, respectively.
(2)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.
In July 2025, the CPUC issued an FD that authorizes partial recovery of costs recorded in SoCalGas’ Catastrophic Event Memorandum Account. The FD authorizes the recovery of $19 million out of the requested $55 million, denying recovery of COVID-19 costs included in the Catastrophic Event Memorandum Account. In the three months and six months ended June 30, 2025, SoCalGas recorded a write-off of $36 million ($25 million after tax) in disallowed costs, comprising a $29 million reduction in Utilities: Natural Gas Revenues and a $7 million reduction in regulatory interest in Other (Expense) Income, Net.

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
The GRC FD adopts a 2024 revenue requirement of $2,699 million for SDG&E’s combined operations ($2,193 million for its electric operations and $506 million for its natural gas operations). SDG&E’s authorized 2024 combined revenue requirement represents an increase of $189 million (7.5%) over its authorized 2023 combined revenue requirement. In connection with SDG&E’s election to change its tax accounting method for gas repairs expenditures, the 2024 combined revenue requirement increase is net of $68 million of income tax benefits for 2023 and 2024 to be flowed through to customers. The GRC FD also specifies an increase in SDG&E’s 2025, 2026, and 2027 combined revenue requirements of $147 million (5.45%), $119 million (4.17%) and $122 million (4.11%), respectively, over the preceding year’s combined revenue requirement. The 2025, 2026 and 2027 revenue requirements will be updated to implement the applicable authorized changes in the cost of capital, which we describe below.
The GRC FD adopts a 2024 revenue requirement of $3,806 million for SoCalGas. SoCalGas’ authorized 2024 revenue requirement represents an increase of $324 million (9.3%) over its authorized 2023 revenue requirement. In connection with SoCalGas’ election to change its tax accounting method for gas repairs expenditures, the 2024 revenue requirement increase is net of $202 million of income tax benefits for 2023 and 2024 to be flowed through to customers. The GRC FD also specifies an increase in SoCalGas’ 2025, 2026, and 2027 revenue requirements of $190 million (5.00%), $116 million (2.91%) and $120 million (2.92%), respectively, over the preceding year’s revenue requirement. The 2025, 2026 and 2027 revenue requirements will be updated to implement the applicable authorized changes in the cost of capital, which we describe below.
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

CPUC COST OF CAPITAL
A CPUC cost of capital proceeding every three years determines a utility’s authorized capital structure and authorized return on rate base. The CCM applies in the interim years and considers changes in the cost of capital based on changes in interest rates based on the applicable utility bond index published by Moody’s (the CCM benchmark rate) for each 12-month period ending September 30 (the measurement period). The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating. The CCM benchmark rate is the basis of comparison to determine if the CCM is triggered in each measurement period, which occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.00% for the measurement period. The CCM, if triggered, would automatically update the authorized cost of debt based on actual costs and update the authorized ROE upward or downward by 20% of the difference between the CCM benchmark rate and the applicable Moody’s utility bond index, subject to regulatory approval. Alternatively, SDG&E and SoCalGas are each permitted to file a cost of capital application to have its cost of capital determined in lieu of the CCM in an interim year in which an extraordinary or catastrophic event materially impacts its cost of capital and affects utilities differently than the market as a whole.
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
In March 2025, SDG&E and SoCalGas each filed applications with the CPUC seeking to update their cost of capital for 2026 through 2028, subject to the CCM. SDG&E and SoCalGas expect to receive an FD by the end of 2025.

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
In the six months ended June 30, 2025 and 2024, Sempra contributed $971 million and $385 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $283 million and $214 million, respectively, to Sempra. On July 30, 2025, Sempra contributed $519 million to Oncor Holdings, and on July 29, 2025, Oncor Holdings distributed $175 million to Sempra.

We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating revenues	$1,654	$1,492	$3,202	$2,950
Operating expenses	(1,167)	(1,043)	(2,324)	(2,094)
Income from operations	487	449	878	856
Interest expense	(192)	(161)	(377)	(311)
Income tax expense	(57)	(55)	(97)	(104)
Net income	257	248	436	471
NCI held by Texas Transmission Investment LLC	(51)	(50)	(87)	(94)
Earnings attributable to Sempra(1)	206	198	349	377
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing agreement and changes in basis differences in AOCI within the carrying value of our equity method investment.
CAMERON LNG JV
In the six months ended June 30, 2025 and 2024, Sempra Infrastructure contributed $1 million and $2 million, respectively, to Cameron LNG JV, and Cameron LNG JV distributed $233 million and $204 million, respectively, to Sempra Infrastructure.
TAG NORTE
In the six months ended June 30, 2025 and 2024, TAG Norte distributed $45 million and $62 million, respectively, to Sempra Infrastructure.

NOTE 6. SEMPRA – POTENTIAL DIVESTITURES
SEMPRA INFRASTRUCTURE
Assets Held for Sale
We classify assets as held for sale once all applicable criteria under U.S. GAAP have been satisfied, including when management, having the authority to approve the action, commits to a formal plan to actively market an asset for sale and expects the sale to close within the next twelve months. Upon classifying an asset as held for sale, we record the asset at the lower of its carrying value or its estimated fair value reduced for selling costs, and we stop recording depreciation expense on the asset.
In June 2025, management committed to a formal plan to market and sell Ecogas, a natural gas regulated distribution utility that operates in three separate distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico. We expect to complete the sale in the second or third quarter of 2026. As a result of satisfying all applicable criteria, we classified Ecogas’ assets and liabilities as held for sale and ceased depreciation.
In connection with classifying Ecogas as held for sale, we recognized $38 million in Income Tax Expense on Sempra’s Condensed Consolidated Statements of Operations in the three months and six months ended June 30, 2025 for a Mexican deferred income tax liability related to the excess of carrying value over the tax basis (outside basis difference). Since this $38 million ($26 million after noncontrolling interests) of Mexican income tax expense on our outside basis difference is based on current carrying value, foreign exchange rates and inflation at June 30, 2025, this amount could change in future periods until the date of sale.

We summarize the carrying amounts of the major classes of assets and related liabilities classified as held for sale in the following table.

ASSETS HELD FOR SALE
(Dollars in millions)
June 30, 2025
Cash and cash equivalents	$1
Other current assets	26
Property, plant and equipment, net	241
Other noncurrent assets	5
Total assets held for sale	$273

Current liabilities	$16
Noncurrent liabilities	21
Total liabilities held for sale(1)	$37
(1)    Included in Other Current Liabilities on the Sempra Condensed Consolidated Balance Sheet.
At June 30, 2025, $55 million of cumulative foreign currency translation losses related to Ecogas is included in AOCI.
We considered the estimated fair value of Ecogas, less costs to sell, and determined that no adjustment to carrying value was required. In estimating fair value, we used a discounted cash flow valuation technique. In the event that the estimated sales price, less transaction costs, is less than the carrying value, or updated market information indicates fair value may be less than carrying value, we would recognize a loss in our results of operations at that time.
Sale of a Portion of our Equity Interest in SI Partners
SI Partners owns non-U.S.-utility energy infrastructure assets, including LNG and natural gas infrastructure in the U.S. and Mexico and renewable energy, liquid petroleum gas and refined products infrastructure in Mexico.
On March 28, 2025, we issued a notice to SI Partners’ minority partners, KKR Pinnacle and ADIA, of our intent to pursue a process to sell a portion of our 70% equity interest in SI Partners. We extended the “right of first offer” process that is outlined in the limited partnership agreement and entered into a non-binding letter of intent with KKR Pinnacle. The letter of intent contemplates an equity sale of within or above 15% to 30% of SI Partners’ total outstanding interests, depending on valuation and other considerations. Subject to reaching agreement on acceptable pricing and other terms, securing required regulatory and other approvals, finalizing definitive contracts and other factors and considerations, we expect to complete the sale in the second or third quarter of 2026.

NOTE 7. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At June 30, 2025, Sempra had an aggregate capacity of $9.9 billion under seven primary committed lines of credit, which provide liquidity and support our commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		June 30, 2025
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Letters of credit outstanding	Available unused credit
Sempra	October 2029	$4,000	$(1,228)	$—	$—	$2,772
SDG&E	October 2029	1,500	—	—	—	1,500
SoCalGas	October 2029	1,200	(211)	—	—	989
SI Partners and IEnova	September 2025	500	—	(286)	—	214
SI Partners and IEnova	August 2026	1,000	—	—	—	1,000
SI Partners and IEnova	August 2028	1,500	—	(556)	—	944
Port Arthur LNG	March 2030	200	—	—	(87)	113
Total		$9,900	$(1,439)	$(842)	$(87)	$7,532
Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At June 30, 2025, each Registrant was in compliance with this ratio under its respective credit facility.
The three lines of credit that are shared by SI Partners and IEnova require that SI Partners maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in each credit facility) of no more than 5.25 to 1.00 at the end of each quarter. At June 30, 2025, SI Partners was in compliance with this ratio.
Uncommitted Line of Credit
ECA LNG Phase 1 has an uncommitted line of credit with an aggregate capacity of $100 million that expires in August 2026. Borrowings are generally used for working capital requirements and can be in U.S. dollars or Mexican pesos. At June 30, 2025, ECA LNG Phase 1 had outstanding borrowings of $4 million, before reductions of any unamortized discounts, in Mexican pesos that bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 154 bps. Borrowings made in U.S. dollars bear interest at a variable rate based on the one-month or three-month SOFR plus 164 bps and a credit adjustment spread of 10 bps.

Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At June 30, 2025, we had $484 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT OUTSTANDING
(Dollars in millions)
	Expiration date range	June 30, 2025
SDG&E	November 2025 - June 2026	$21
SoCalGas	October 2025 - October 2026	15
Other Sempra	July 2025 - November 2054	448
Total Sempra		$484
Term Loans
SoCalGas
In May 2024, SoCalGas entered into a $500 million, 364-day term loan facility with a maturity date of May 22, 2025, and in December 2024, SoCalGas increased the amount of the term loan to $700 million. SoCalGas borrowed the full $700 million available under the term loan, net of negligible debt issuance costs. The borrowings bore interest at a per annum rate equal to term SOFR, plus 80 bps and a credit adjustment spread of 10 bps. SoCalGas used the proceeds to repay commercial paper and for other general corporate purposes. SoCalGas repaid the term loan in full in May 2025, at which time the term loan facility ceased to be in effect.
Other Sempra
In May 2025, Sempra entered into a $1.25 billion, 364-day term loan facility with a maturity date of 364 days from the initial borrowing date. On July 28, 2025, Sempra borrowed the full $1.25 billion available under the term loan. Sempra may request a further increase in the term loan facility of up to $500 million prior to the maturity date, subject to lender approval. The borrowings bear interest at a per annum rate equal to term SOFR, plus 80 bps and a credit adjustment spread of 10 bps. Sempra intends to use the proceeds for working capital, capital expenditures and other general corporate purposes.
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	June 30, 2025	December 31, 2024
Sempra	4.86%	5.03%
SDG&E	—	4.76
SoCalGas	4.58	5.02
LONG-TERM DEBT
SDG&E
In March 2025, SDG&E issued $850 million aggregate principal amount of 5.40% first mortgage bonds due in full upon maturity on April 15, 2035 and received proceeds of $840 million (net of debt discount, underwriting discounts and debt issuance costs of $10 million). The first mortgage bonds are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. SDG&E used the net proceeds for general corporate purposes, including repayment of outstanding commercial paper and other indebtedness.

SoCalGas
In May 2025, SoCalGas issued $600 million aggregate principal amount of 5.45% first mortgage bonds due in full upon maturity on June 15, 2035 and received proceeds of $592 million (net of debt discount, underwriting discounts and debt issuance costs of $8 million), and $500 million aggregate principal amount of 6.00% first mortgage bonds due in full upon maturity on June 15, 2055 and received proceeds of $488 million (net of debt discount, underwriting discounts, and debt issuance costs of $12 million). Each series of first mortgage bonds is redeemable prior to maturity, subject to its terms, and in certain circumstances subject to make-whole provisions. SoCalGas used the net proceeds to repay outstanding indebtedness and for other general corporate purposes.
Other Sempra
ECA LNG Phase 1
ECA LNG Phase 1 has a loan agreement with a syndicate of external lenders that was set to mature on December 9, 2025 for an aggregate principal amount of up to $1.3 billion. IEnova and TotalEnergies SE have provided guarantees for repayment of the loan of up to $1,056 million and $262 million, respectively, plus accrued and unpaid interest. The effective interest rate of the loan is based on the interest payments made to external lenders and guarantee payments made to TotalEnergies SE as a guarantor. At June 30, 2025 and December 31, 2024, $1.2 billion and $1.1 billion, respectively, of borrowings from external lenders were outstanding under the loan agreement, with a weighted-average interest rate of 7.28% and 7.29%, respectively. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
In July 2025, ECA LNG Phase 1 amended this loan agreement to extend the maturity date to December 30, 2027 and increase the aggregate borrowing capacity to $1.5 billion. The modified loan agreement bears interest at a weighted-average blended rate of 2.29% plus a benchmark interest rate per annum equal to (a) term SOFR based on a tenor comparable to the applicable interest period, plus (b) a credit adjustment spread of 10 bps. We accounted for the amendment as a debt modification and reclassified all amounts outstanding to noncurrent as of June 30, 2025.
Port Arthur LNG
Port Arthur LNG has a seven-year term loan facility agreement with a syndicate of lenders that matures on March 20, 2030 for an aggregate principal amount of approximately $6.8 billion. At June 30, 2025 and December 31, 2024, $1.6 billion and $1.1 billion, respectively, of borrowings were outstanding under the loan agreement, with an all-in weighted-average interest rate of 5.44% and 5.33%, respectively. Proceeds from the loan are being used to finance the cost of construction of the PA LNG Phase 1 project.
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
▪Sempra Infrastructure may use natural gas and electricity derivatives, as appropriate, in an effort to optimize the earnings of its assets which support the following businesses: LNG, natural gas pipelines and storage, and power generation. Gains and losses associated with these undesignated derivatives are recognized in Energy-Related Businesses Revenues on the Condensed Consolidated Statements of Operations.
▪Sempra Infrastructure may use natural gas derivatives when supplying feed gas to its LNG liquefaction facilities to support the production of LNG. Gains and losses from these undesignated derivatives are recognized in Energy-Related Businesses Cost of Sales on the Condensed Consolidated Statements of Operations.
▪From time to time, our various businesses, including SDG&E and SoCalGas, may use other derivatives to hedge exposures such as GHG allowances.
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	June 30, 2025	December 31, 2024
Sempra:
Natural gas	MMBtu	881	637
Congestion revenue rights	MWh	22	27
SDG&E:
Natural gas	MMBtu	22	16
Congestion revenue rights	MWh	22	27
SoCalGas:
Natural gas	MMBtu	426	347
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

The following table presents the notional amounts of our interest rate derivatives, excluding those in our equity method investments.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	June 30, 2025		December 31, 2024
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cash flow hedges	$258	2025-2034	$271	2025-2034
Undesignated derivatives(1)	3,189	2025-2048	3,189	2025-2048
(1)    At June 30, 2025 and December 31, 2024, undesignated derivatives accrued interest based on a notional amount of $1,488 and $1,598, respectively.
FOREIGN CURRENCY DERIVATIVES
From time to time, Sempra Infrastructure and its equity method investments may use foreign currency derivatives to hedge exposures related to cash flows associated with revenues from contracts denominated in Mexican pesos that are indexed to the U.S. dollar. Oncor uses cross-currency swaps designated as fair value hedges intended to offset foreign currency exchange rate risk related to its Euro denominated debt.
We are also exposed to exchange rate movements at our Mexican subsidiaries and equity method investments, which have U.S. dollar-denominated cash balances, receivables, payables and debt (monetary assets and liabilities) that give rise to Mexican currency exchange rate movements for Mexican income tax purposes. They also have deferred income tax assets and liabilities denominated in the Mexican peso, which must be translated to U.S. dollars for financial reporting purposes. In addition, monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. We may utilize foreign currency derivatives as a means to manage the risk of exposure to significant fluctuations in our income tax expense and equity earnings from these impacts; however, we generally do not hedge our deferred income tax assets and liabilities or for inflation.
The following table presents the notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	June 30, 2025		December 31, 2024
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Foreign currency derivatives	$91	2025-2026	$162	2025-2026

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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2025
	Current assets: Fixed-price contracts and other derivatives(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments	$7	$21	$—	$—
Foreign exchange instruments	—	—	(7)	—
Derivatives not designated as hedging instruments:
Interest rate instruments	11	185	—	—
Commodity contracts not subject to rate recovery	17	16	(37)	(36)
Associated offsetting commodity contracts	(12)	(16)	12	16
Commodity contracts subject to rate recovery	25	7	(52)	(13)
Associated offsetting commodity contracts	(22)	(4)	22	4
Associated offsetting cash collateral	—	—	6	—
Net amounts presented on the balance sheet	26	209	(56)	(29)
Additional cash collateral for commodity contracts not subject to rate recovery	80	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	36	—	—	—
Total	$142	$209	$(56)	$(29)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4	$7	$(9)	$(4)
Associated offsetting commodity contracts	(2)	(4)	2	4
Associated offsetting cash collateral	—	—	6	—
Net amounts presented on the balance sheet	2	3	(1)	—
Additional cash collateral for commodity contracts subject to rate recovery	34	—	—	—
Total	$36	$3	$(1)	$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$21	$—	$(43)	$(9)
Associated offsetting commodity contracts	(20)	—	20	—
Net amounts presented on the balance sheet	1	—	(23)	(9)
Additional cash collateral for commodity contracts subject to rate recovery	2	—	—	—
Total	$3	$—	$(23)	$(9)
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

HEDGE IMPACTS
(Dollars in millions)
	Pretax (loss) gain recognized in OCI			Pretax (loss) gain reclassified from AOCI into earnings
	Three months ended June 30,			Three months ended June 30,
	2025	2024	Location	2025	2024
Sempra:
Cash flow hedges:
Interest rate instruments	$(3)	$66	Interest expense	$—	$3
Interest rate instruments	(13)	(3)	Equity earnings(1)	(1)	10
Foreign exchange instruments	(5)	11	Revenues: Energy- related businesses	1	2
			Other income, net	(1)	1
Foreign exchange instruments	(5)	10	Equity earnings(1)	1	2
Fair value hedges:
Foreign exchange instruments	(16)	(7)	Equity earnings(1)	—	—
Total	$(42)	$77		$—	$18
SoCalGas:
Cash flow hedges:
Interest rate instruments	$—	$—	Interest expense	$—	$(1)

	Six months ended June 30,			Six months ended June 30,
	2025	2024	Location	2025	2024
Sempra:
Cash flow hedges:
Interest rate instruments	$(6)	$208	Interest expense	$2	$6
Interest rate instruments	(33)	25	Equity earnings(1)	4	15
Foreign exchange instruments	(10)	12	Revenues: Energy- related businesses	(1)	5
			Other income, net	(1)	1
Foreign exchange instruments	(9)	10	Equity earnings(1)	(1)	4
Fair value hedges:
Foreign exchange instruments	(25)	(7)	Equity earnings(1)	—	—
Total	$(83)	$248		$3	$31
SoCalGas:
Cash flow hedges:
Interest rate instruments	$—	$—	Interest expense	$—	$(1)
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
For Sempra, we expect that net gains before NCI of $4 million, which are net of income tax expense, that are currently recorded in AOCI (with net gains of $3 million attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates and foreign currency rates in effect when derivative contracts mature.
At June 30, 2025, the maximum length of time over which Sempra is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is approximately one year.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2025	2024	2025	2024
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-related businesses	$33	$41	$39	$120
Commodity contracts not subject to rate recovery	Energy-related businesses cost of sales	(2)	—	(2)	—
Commodity contracts subject to rate recovery	Cost of natural gas	(4)	(21)	(20)	(27)
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	1	4	4	(19)
Interest rate instruments	Interest expense	9	—	(56)	—
Total		$37	$24	$(35)	$74
SDG&E:
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	$1	$4	$4	$(19)
SoCalGas:
Commodity contracts subject to rate recovery	Cost of natural gas	$(4)	$(21)	$(20)	$(27)
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
For Sempra, the total fair value of this group of derivative instruments in a liability position at June 30, 2025 and December 31, 2024 was $113 million and $122 million, respectively. For SDG&E, the total fair value of this group of derivative instruments in a liability position was negligible at both June 30, 2025 and December 31, 2024. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at June 30, 2025 and December 31, 2024 was $32 million and $42 million, respectively. At June 30, 2025, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $113 million, and $32 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The tables below set forth our financial assets and liabilities, by level within the fair value hierarchy, that were accounted for at fair value on a recurring basis at June 30, 2025 and December 31, 2024. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair-valued assets and liabilities and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2024.
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
	Fair value at June 30, 2025
Sempra:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$14	$2	$—		$16
Equity securities	282	3	—		285
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	31	18	—		49
Municipal bonds	—	294	—		294
Other securities	—	246	—		246
Total debt securities	31	558	—		589
Total nuclear decommissioning trusts(2)	327	563	—		890
Short-term investments held in Rabbi Trust	49	—	—		49
Support Agreement, net of related guarantee fees	—	—	39		39
Interest rate instruments	—	224	—	$—	224
Commodity contracts not subject to rate recovery	—	33	—	52	85
Commodity contracts subject to rate recovery	9	20	3	10	42
Total	$385	$840	$42	$62	$1,329
Liabilities:
Foreign exchange instruments	$—	$7	$—	$—	$7
Commodity contracts not subject to rate recovery	—	73	—	(28)	45
Commodity contracts subject to rate recovery	13	52	—	(32)	33
Total	$13	$132	$—	$(60)	$85

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
	Fair value at June 30, 2025
SDG&E:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$14	$2	$—		$16
Equity securities	282	3	—		285
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	31	18	—		49
Municipal bonds	—	294	—		294
Other securities	—	246	—		246
Total debt securities	31	558	—		589
Total nuclear decommissioning trusts(2)	327	563	—		890
Commodity contracts subject to rate recovery	8	—	3	$28	39
Total	$335	$563	$3	$28	$929
Liabilities:
Commodity contracts subject to rate recovery	$12	$1	$—	$(12)	$1

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
(2)    Excludes receivables (payables), net.

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at June 30, 2025
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$1	$20	$—	$(18)	$3
Liabilities:
Commodity contracts subject to rate recovery	$1	$51	$—	$(20)	$32

	Fair value at December 31, 2024
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$2	$1	$—	$1	$4
Liabilities:
Commodity contracts subject to rate recovery	$2	$44	$—	$(3)	$43
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended June 30,
	2025	2024
Balance at April 1	$4	$9
Realized and unrealized gains (losses), net	(1)	(2)
Allocated transmission instruments	1	—
Settlements	(1)	(1)
Balance at June 30	$3	$6
Change in unrealized losses relating to instruments still held at June 30	$(1)	$(1)

	Six months ended June 30,
	2025	2024
Balance at January 1	$4	$10
Realized and unrealized gains (losses), net	(2)	(3)
Allocated transmission instruments	3	—
Settlements	(2)	(1)
Balance at June 30	$3	$6
Change in unrealized losses relating to instruments still held at June 30	$(3)	$(2)
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended June 30,
	2025	2024
Balance at April 1	$38	$23
Realized and unrealized gains (losses), net(1)	3	2
Settlements	(2)	(2)
Balance at June 30(2)	$39	$23
Change in unrealized gains relating to instruments still held at June 30	$3	$2

	Six months ended June 30,
	2025	2024
Balance at January 1	$25	$23
Realized and unrealized gains (losses), net(1)	18	4
Settlements	(4)	(4)
Balance at June 30(2)	$39	$23
Change in unrealized gains relating to instruments still held at June 30	$18	$3
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $8 in Other Current Assets and $31 in Other Long-term Assets at June 30, 2025 on Sempra’s Condensed Consolidated Balance Sheet.

The fair value of the Support Agreement, net of related guarantee fees, is based on a discounted cash flow model using a probability of default and survival methodology. Our estimate of fair value considers inputs such as third-party default rates, credit ratings, recovery rates, and risk-adjusted discount rates, which may be readily observable, market corroborated or generally unobservable inputs. Because CFIN’s credit rating and related default and survival rates are unobservable inputs that are significant to the valuation, the Support Agreement, net of related guarantee fees, is classified as Level 3. We assigned CFIN an internally developed credit rating of A2 and A3 at June 30, 2025, and 2024, respectively, and relied on default rate data published by Moody’s to assign a probability of default. A hypothetical change in the credit rating up or down one notch could result in a significant change in the fair value of the Support Agreement.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	June 30, 2025
Sempra:
Long-term note receivable(1)	$359	$—	$—	$347	$347
Long-term amounts due to unconsolidated affiliates	359	—	341	—	341
Total long-term debt(2)	35,409	—	32,665	—	32,665
SDG&E:
Total long-term debt(3)	$9,800	$—	$8,652	$—	$8,652
SoCalGas:
Total long-term debt(4)	$8,109	$—	$7,691	$—	$7,691

	December 31, 2024
Sempra:
Long-term note receivable(1)	$351	$—	$—	$334	$334
Long-term amounts due to unconsolidated affiliates	352	—	324	—	324
Total long-term debt(2)	32,899	—	30,193	—	30,193
SDG&E:
Total long-term debt(3)	$8,950	$—	$7,760	$—	$7,760
SoCalGas:
Total long-term debt(4)	$7,359	$—	$6,880	$—	$6,880
(1)    Before allowances for credit losses of $4 and $5 at June 30, 2025 and December 31, 2024, respectively. Excludes unamortized transaction costs of $3 at both June 30, 2025 and December 31, 2024.
(2)    After the effects of interest rate swaps. Before reductions of unamortized discount and debt issuance costs of $413 and $382 at June 30, 2025 and December 31, 2024, respectively, and excluding finance lease obligations of $1,312 and $1,315 at June 30, 2025 and December 31, 2024, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $101 and $95 at June 30, 2025 and December 31, 2024, respectively, and excluding finance lease obligations of $1,188 and $1,205 at June 30, 2025 and December 31, 2024, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $82 and $65 at June 30, 2025 and December 31, 2024, respectively, and excluding finance lease obligations of $124 and $110 at June 30, 2025 and December 31, 2024, respectively.

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
We intend to use a substantial portion of the net proceeds we receive from the issuance and sale by us of any shares of our common stock to or through the agents and any net proceeds we receive through the settlement of any forward sale agreements with the forward purchasers for working capital and other general corporate purposes, including to partly finance our long-term capital plan and to repay outstanding commercial paper and potentially other indebtedness. At June 30, 2025, approximately $2.6 billion of common stock remained available for sale under the ATM program, which reflects the forward sale agreements that we describe below.
Forward Sale Agreements
Since establishing the ATM program, an aggregate of 4,996,591 shares have been sold under the forward sale agreements described below with an average initial forward price of $83.175. Such average initial forward price is weighted to take into account the number of shares sold under each forward sale agreement.
In the fourth quarter of 2024, we entered into a forward sale agreement under the ATM program with Bank of America, N.A. as forward purchaser. From time to time during the quarter at our instruction, the forward purchaser borrowed, and an affiliate of the forward purchaser sold, 2,909,274 shares of Sempra common stock under this agreement. At the initial forward price of $92.1546 per share, the proceeds from this forward sale agreement if we elect full physical settlement would be approximately $268 million (net of sales commissions of approximately $2.4 million, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). At June 30, 2025, a total of 2,909,274 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us no later than June 30, 2026.
In the first quarter of 2025, we entered into a forward sale agreement under the ATM program with Wells Fargo Bank, N.A. as forward purchaser. From time to time during the quarter at our instruction, the forward purchaser borrowed, and an affiliate of the forward purchaser sold, 2,087,317 shares of Sempra common stock under this agreement. At the initial forward price of $70.6593 per share, the proceeds from this forward sale agreement if we elect full physical settlement would be approximately $147 million (net of sales commissions of approximately $1.3 million, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). At June 30, 2025, a total of 2,087,317 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us no later than March 31, 2027.

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
COMMON STOCK REPURCHASES
In the six months ended June 30, 2025 and 2024, we withheld 678,705 shares for $58 million and 555,888 shares for $40 million, respectively, of our common stock that would otherwise be issued to long-term incentive plan participants who do not elect otherwise upon the vesting of RSUs and exercise of stock options in an amount sufficient to satisfy minimum statutory tax withholding requirements. Such share withholding is considered a share repurchase for accounting purposes.
NONCONTROLLING INTERESTS
Ownership interests in a consolidated entity that are held by unconsolidated owners are accounted for and reported as NCI.
As we discuss in Note 6, we issued a notice to KKR Pinnacle and ADIA of our intent to pursue a process to sell a portion of our 70% equity interest in SI Partners.
SI Partners Subsidiaries
Both SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of June 30, 2025, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sempra:
Numerator:
Earnings attributable to common shares	$461	$713	$1,367	$1,514

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	652,664	633,450	652,330	633,135
Dilutive effect of common shares sold forward	101	1,139	51	906
Dilutive effect of stock options and RSUs(2)	459	1,690	742	1,776
Weighted-average common shares outstanding for diluted EPS	653,224	636,279	653,123	635,817

EPS:
Basic	$0.71	$1.13	$2.10	$2.39
Diluted	$0.71	$1.12	$2.09	$2.38
(1)    Includes 499 and 610 fully vested RSUs held in our Deferred Compensation Plan for the three months ended June 30, 2025 and 2024, respectively, and 507 and 617 of such RSUs for the six months ended June 30, 2025 and 2024, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and six months ended June 30, 2025 excludes 1,376,618 and 949,450 potentially dilutive shares, respectively, and the computation of diluted EPS for the three months and six months ended June 30, 2024 excludes 1,184,115 and 1,270,327 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
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
Pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Development Committee of Sempra’s board of directors granted 303,614 nonqualified stock options, 628,413 performance-based RSUs and 260,012 service-based RSUs in the six months ended June 30, 2025, primarily in January.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	June 30, 2025
Short-term investments, primarily cash equivalents	$16	$—	$—	$16
Equity securities	69	218	(2)	285
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	48	2	(1)	49
Municipal bonds(2)	302	1	(9)	294
Other securities(3)	246	4	(4)	246
Total debt securities	596	7	(14)	589
Receivables (payables), net	(12)	—	—	(12)
Total	$669	$225	$(16)	$878

	December 31, 2024
Short-term investments, primarily cash equivalents	$10	$—	$—	$10
Equity securities	78	223	(3)	298
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	67	1	(1)	67
Municipal bonds	295	1	(9)	287
Other securities	234	2	(8)	228
Total debt securities	596	4	(18)	582
Receivables (payables), net	(15)	—	—	(15)
Total	$669	$227	$(21)	$875
(1)    Maturity dates are 2025-2055.
(2)    Maturity dates are 2025-2065.
(3)    Maturity dates are 2025-2070.
The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Proceeds from sales	$225	$199	$499	$380
Gross realized gains	21	10	31	24
Gross realized losses	3	3	5	5
Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units was $451 million at June 30, 2025 and is based on a cost study prepared in 2024, which is pending CPUC approval.

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
At June 30, 2025, loss contingency accruals for legal matters that are probable and estimable were $48 million for Sempra, $9 million for SDG&E and $25 million for SoCalGas.
SDG&E
City of San Diego Franchise Agreements
In 2021, two lawsuits were filed in the California Superior Court challenging various aspects of the natural gas and electric franchise agreements granted by the City of San Diego to SDG&E. Both lawsuits ultimately sought to void the franchise agreements.
Pending. In one of the cases, the court ruled in favor of SDG&E and the City of San Diego, upholding all terms of the franchise agreements, except for the two-thirds City Council vote requirement for termination if the City decides to terminate under certain circumstances. Under the court’s ruling, the City can instead terminate on a majority vote, so long as it satisfies repayment provisions under the franchise agreements. Both sides have appealed the ruling.
Resolved. In the second case, judgment was granted in favor of SDG&E and the City of San Diego. The plaintiff’s latest appeal was to the California Supreme Court and was denied, definitively resolving this matter.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County.
In 2022, SoCalGas paid $1.79 billion under a settlement agreement that resolved the lawsuits of over 99% of the approximately 36,000 individual plaintiffs with lawsuits then-pending against SoCalGas and Sempra related to the Leak. As of August 4, 2025, there are approximately eight outstanding plaintiffs who have not entered into a settlement agreement.
The plaintiffs’ cases are coordinated before a single court in the Los Angeles County Superior Court for pretrial management under a consolidated master complaint filed in November 2017, with one plaintiff’s case proceeding under a separate complaint. Both the consolidated master complaint and the separate complaint assert negligence, negligence per se, strict liability, negligent and intentional infliction of emotional distress and fraudulent concealment. The consolidated master complaint asserts additional causes of action for private and public nuisance (continuing and permanent), trespass, inverse condemnation, loss of consortium and wrongful death against SoCalGas and Sempra. The separate complaint asserts an additional cause of action for assault and battery. Both complaints seek compensatory and punitive damages for personal injuries, lost wages and/or lost profits, costs of future medical monitoring, and attorneys’ fees. The consolidated master complaint also seeks property damage and diminution in property value, injunctive relief and civil penalties.

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
Land Disputes.
▪Pending - Sempra Infrastructure has been engaged in a long-running land dispute with a claimant relating to property adjacent to its ECA Regas Facility that allegedly overlaps with land owned by the ECA Regas Facility (the facility, however, is not situated on the land that is the subject of this dispute). The claimant to the adjacent property filed suit to reinitiate an administrative procedure at SEDATU to obtain the property title for the disputed property that had previously been issued in a ruling by the federal Agrarian Court and subsequently reversed by a federal court in Mexico. In April 2021, the proceeding in the Agrarian Court concluded with the court ordering that the administrative procedure be restarted. The administrative procedure at SEDATU may continue if SEDATU decides to reopen the matter.
▪Resolved - In addition, a plaintiff filed a claim in the federal Agrarian Court that seeks to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The proceeding, which seeks an order that SEDATU annul the ECA Regas Facility’s competing property title, was initiated in 2006 and, in July 2021, a decision was issued in favor of the ECA Regas Facility. The plaintiff appealed and, in February 2022, the appellate court confirmed the ruling in favor of the ECA Regas Facility and dismissed the appeal. The plaintiff filed a federal appeal against the appellate court ruling. In August 2024, the Federal Collegiate Circuit Court ruled in favor of the ECA Regas Facility. The plaintiff filed an appeal and, in May 2025, the Mexican Supreme Court dismissed the appeal, definitively resolving this matter.
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
In 2018 and 2021, three related claimants filed separate challenges in the federal district court in Ensenada, Baja California seeking revocation of the environmental and social impact permits issued by each of ASEA and SENER to ECA LNG authorizing natural gas liquefaction activities at the ECA Regas Facility, as follows:
▪Resolved - In the first case, the court issued a provisional injunction against the permits in September 2018. In December 2018, ASEA approved modifications to the environmental permit that facilitate the development of the proposed natural gas liquefaction facility in two phases. In May 2019, the court canceled the provisional injunction. The claimant appealed the court’s decision to cancel the injunction but was not successful. The lower court’s ruling was favorable to the ECA Regas Facility, as the court determined that no harm has been caused to the plaintiff and dismissed the lawsuit. The claimant appealed and petitioned the Mexican Supreme Court to resolve the appeal. The Mexican Supreme Court denied the motion to appeal, thereby upholding the federal appellate court’s decision and definitively resolving this matter.
▪Resolved - In the second case, the initial request for a provisional injunction against the permits was denied. That decision was reversed on appeal in January 2020, resulting in the issuance of a new injunction against the permits that were issued by ASEA and SENER. This injunction has uncertain application absent clarification by the court. The claimants petitioned the court to rule that construction of natural gas liquefaction facilities violated the injunction and, in February 2022, the court ruled in favor of the ECA Regas Facility, holding that the natural gas liquefaction construction activities did not violate the injunction. The claimants appealed this ruling but were not successful. The lower court’s ruling was favorable to the ECA Regas Facility, as the court determined that no harm has been caused to the plaintiffs and dismissed the lawsuit. The claimants appealed and petitioned the Mexican Supreme Court to resolve the appeal. The Mexican Supreme Court denied the motion to appeal, thereby upholding the federal appellate court’s decision and definitively resolving this matter.
▪Pending - In the third case, a group of residents filed an administrative appeal in June 2021 against various federal and state authorities alleging deficiencies in the public consultation process for the issuance of the permits. The request for an administrative appeal was denied. The claimants appealed this ruling via a constitutional challenge (an amparo trial) but were not successful. The lower court’s ruling was favorable to the ECA Regas Facility, as the court determined that no harm has been caused to the plaintiffs and dismissed the lawsuit. The claimants appealed the rulings via the Second Federal Collegiate Court, and the appeal is yet to be resolved.

Port Arthur LNG
TCEQ Permit - Pending. The PA LNG Phase 1 project holds two Clean Air Act, Prevention of Significant Deterioration permits issued by the TCEQ, which we refer to as the “2016 Permit” and the “2022 Permit.” The 2022 Permit also governs emissions for the proposed PA LNG Phase 2 project. In November 2023, a panel of the U.S. Court of Appeals for the Fifth Circuit issued a decision to vacate and remand the 2022 Permit to the TCEQ for additional explanation of the agency’s permit decision. In February 2024, the court withdrew its opinion and referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. In February 2025, the Supreme Court of Texas adopted Port Arthur LNG’s interpretation of the standard. Port Arthur LNG continues to litigate this matter before the U.S. Court of Appeals for the Fifth Circuit, which we expect will apply the standard adopted by the Supreme Court of Texas. The 2022 Permit is effective during the pending litigation. The 2016 Permit was not the subject of, and is unaffected by, the pending litigation of the 2022 Permit. Construction of the PA LNG Phase 1 project is proceeding uninterrupted under existing permits, and we do not currently anticipate the pending litigation to materially impact the PA LNG Phase 1 project cost, schedule or expected commercial operations at this stage.
Construction Incident - Pending. In April 2025, an incident occurred at the site of the PA LNG Phase 1 project that resulted in the deaths of three Bechtel employees and the injury of two Bechtel employees.
We have an EPC contract with Bechtel to construct the PA LNG Phase 1 project. Under the EPC contract, Bechtel has full custody and control of the site during the construction period. OSHA opened inspections with respect to Bechtel and Sempra Infrastructure, but has released the site. Bechtel is continuing construction of the PA LNG Phase 1 project while the cause of the incident remains under investigation.
In connection with the incident, as of August 4, 2025, there are two complaints outstanding on behalf of 17 plaintiffs in the 172nd Judicial District Court in Jefferson County, Texas and the 295th Judicial District Court in Harris County, Texas. A complaint filed in the 60th Judicial District Court in Jefferson County, Texas was dismissed without prejudice following the plaintiff’s intervention in the proceeding in the 172nd Judicial District Court in Jefferson County, Texas. The complaints collectively name as defendants Port Arthur LNG, SI Partners, Sempra and/or other Sempra affiliates, Bechtel and/or Bechtel Corporation, among others. The complaints assert negligence and gross negligence and additional causes of action for wrongful death, survival and bystander claims. The complaints seek compensatory and punitive damages, lost wages and attorneys’ fees.
Additionally, the plaintiffs in the complaints filed in the 172nd and 295th Judicial District Courts sought TROs, which were granted and denied, respectively. The 172nd Judicial District Court’s TRO was dissolved in June 2025 by agreement of the parties.
We believe we are entitled to indemnification from Bechtel under Port Arthur LNG’s EPC contract with Bechtel with respect to this incident.
Litigation Related to Regulatory and Other Actions by the Mexican Government
Amendments to Mexico’s Electricity Industry Law. In March 2021, the Mexican government published a decree with amendments to the LIE that included public policy changes, including establishing priority of dispatch for CFE plants over privately owned ones and allowing the CNE to revoke self-supply permits granted under the former electricity law under certain circumstances. In 2024, the Mexican government adopted changes to the Mexican Constitution to reinforce state control over strategic sectors by granting a central role to government entities like the CFE and PEMEX. Following these constitutional reforms, the Mexican government adopted the ESL in March 2025, which repealed the LIE.
Prior to the enactment of the ESL, Sempra Infrastructure had initiated three amparo lawsuits challenging the 2021 amendments to the LIE. The first lawsuit addressed the provision allowing revocation of self-supply permits, which lawsuit the Second Collegiate Court definitively dismissed in July 2024. The second lawsuit impacted generation permits for certain Sempra Infrastructure facilities, which lawsuit the Second Chamber of the Mexican Supreme Court definitively dismissed in February 2025. The third lawsuit relating to the 2021 amendments to the LIE impacts Sempra Infrastructure’s power marketing business; this lawsuit remains pending, but Sempra Infrastructure believes it is now moot given the repeal of the LIE.
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
Leases That Have Not Yet Commenced
Since December 31, 2024, SDG&E has adjusted the expected commencement dates of four PPAs to: two commencing in 2025, one commencing in 2027 and one commencing in 2028. SDG&E expects the future minimum lease payments to be $18 million in 2025, $36 million in each of 2026 and 2027, $41 million in 2028, $43 million in 2029 and $471 million thereafter (through expiration in 2043).
Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, liquid petroleum gas storage facilities, a rail facility and refined products terminals, which we account for as operating or sales-type leases.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sempra – Sales-type leases:
Interest income	$1	$2	$2	$3
Total revenues from sales-type leases(1)	$1	$2	$2	$3

Sempra – Operating leases:
Fixed lease payments	$90	$87	$176	$176
Variable lease payments	6	10	11	20
Total revenues from operating leases(1)	$96	$97	$187	$196

Depreciation expense	$17	$18	$35	$36
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first six months of 2025 to contractual commitments discussed in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.
LNG Purchase Agreement
Sempra Infrastructure has an SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2025 through 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure. At June 30, 2025, we expect the commitment amount to decrease by $155 million in 2025, increase by $61 million in 2026 and $21 million in 2027, and decrease by $9 million in 2028 and $6 million in 2029 compared to December 31, 2024, reflecting changes in estimated forward prices since December 31, 2024 and actual transactions for the first six months of 2025. These LNG commitment amounts are based on the assumption that all LNG cargoes under the agreement are delivered, less those already confirmed to be diverted as of June 30, 2025. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the supplier electing to divert cargoes as allowed by the agreement.

ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $42 million for Sempra, $15 million for SDG&E and $13 million for SoCalGas at June 30, 2025.
SEMPRA – GUARANTEES
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $17 million at June 30, 2025, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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
In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 9). At June 30, 2025, the fair value of the Support Agreement was $39 million, of which $8 million is included in Other Current Assets and $31 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
SI Partners Credit Support Agreement
In February 2025, SI Partners entered into a 15-month credit support agreement with a third-party financial institution related to a customer’s secured borrowing for repayment of its past due account balance owed to SI Partners. At June 30, 2025, SI Partners’ maximum exposure to loss under this off-balance sheet arrangement is $82 million.

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
▪Sempra Texas Utilities holds our equity method investment in Oncor Holdings, which owns an 80.25% interest in Oncor, a regulated electric transmission and distribution utility serving customers in the north-central, eastern, western and panhandle regions of Texas; and our equity method investment in Sharyland Holdings, L.P., which owns Sharyland Utilities, a regulated electric transmission utility serving customers near the Texas-Mexico border.
▪Sempra Infrastructure includes the operating companies of SI Partners, in which Sempra Infrastructure owns a 70% interest, as well as a holding company and certain services companies. Sempra Infrastructure develops, builds, operates and invests in energy infrastructure to help provide safe, sustainable and reliable access to cleaner energy in markets in the U.S., Mexico and globally.
Sempra’s CODM is its chief executive officer, who uses segment earnings attributable to common shares predominantly in the annual financial planning process to assess financial performance. Sempra’s CODM prioritizes resource allocation to each segment in a manner that aligns with Sempra’s capital expenditures plan.
Amounts labeled as “Parent and other,” which does not meet the definition of an operating or reportable segment, consist primarily of activities of parent organizations.

The following tables present selected information by segment and reconciliations of assets, capital expenditures for PP&E, and earnings attributable to common shares to Sempra’s consolidated totals.

SEGMENT INFORMATION
(Dollars in millions)
			June 30, 2025	December 31, 2024
ASSETS
Sempra California			$57,910	$56,116
Sempra Texas Utilities			16,540	15,534
Sempra Infrastructure			25,282	22,954
Segment totals			99,732	94,604
Parent and other			1,234	2,622
Intersegment eliminations(1)			(1,059)	(1,071)
Total Sempra			$99,907	$96,155
EQUITY METHOD INVESTMENTS
Sempra Texas Utilities			$16,527	$15,522
Sempra Infrastructure			2,460	2,411
Segment totals/Total Sempra			$18,987	$17,933

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$1	$2	$3	$4
Sempra Infrastructure	168	158	307	290
Segment totals	169	160	310	294
Equity earnings, net of income tax:
Sempra Texas Utilities	209	202	355	385
Sempra Infrastructure	15	71	53	102
Segment totals	224	273	408	487
Total Sempra	$393	$433	$718	$781
CAPITAL EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT
Sempra California			$2,315	$2,212
Sempra Infrastructure			2,322	1,617
Segment totals			4,637	3,829
Parent and other			3	1
Total Sempra			$4,640	$3,830
(1)     Primarily includes an intersegment loan related to deferred income taxes from Sempra Infrastructure to Parent and other.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Sempra California	Sempra Texas Utilities(1)	Sempra Infrastructure	Sempra
	Three months ended June 30, 2025
Revenues	$2,490		$530
Depreciation and amortization	(574)		(78)
Interest income	3		5
Interest expense(2)	(228)		6
Income tax expense	(13)		(231)
Equity earnings	—	$210	183
Earnings attributable to noncontrolling interests	—	—	(46)
Other segment items(3)	(1,419)	(2)	(297)
Segment earnings attributable to common shares	$259	$208	$72	$539
Parent and other				(78)
Earnings attributable to common shares				$461

	Three months ended June 30, 2024
Revenues	$2,625		$409
Depreciation and amortization	(528)		(73)
Interest income	5		7
Interest expense	(209)		—
Income tax (expense) benefit	(44)		133
Equity earnings	—	$204	229
Earnings attributable to noncontrolling interests	—	—	(146)
Other segment items(3)	(1,533)	(2)	(268)
Segment earnings attributable to common shares	$316	$202	$291	$809
Parent and other				(96)
Earnings attributable to common shares				$713
(1)    Substantially all earnings attributable to common shares are from equity earnings.
(2)    Sempra Infrastructure includes net unrealized gains (losses) from undesignated interest rate swaps related to the PA LNG Phase 1 project.
(3)    Includes cost of natural gas, cost of electric fuel and purchased power, O&M, franchise fees and other taxes, other income (expense), net, and preferred dividends for Sempra California; O&M and interest expense for Sempra Texas Utilities related to activities at the holding company; and cost of natural gas, energy-related businesses cost of sales, O&M, franchise fees and other taxes, and other income (expense), net, for Sempra Infrastructure.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Sempra California	Sempra Texas Utilities(1)	Sempra Infrastructure	Sempra
	Six months ended June 30, 2025
Revenues	$5,891		$956
Depreciation and amortization	(1,136)		(154)
Interest income	5		24
Interest expense(2)	(453)		(71)
Income tax expense	(65)		(253)
Equity earnings	—	$358	360
Earnings attributable to noncontrolling interests	—	—	(48)
Other segment items(3)	(3,259)	(4)	(596)
Segment earnings attributable to common shares	$983	$354	$218	$1,555
Parent and other				(188)
Earnings attributable to common shares				$1,367

	Six months ended June 30, 2024
Revenues	$5,766		$928
Depreciation and amortization	(1,049)		(145)
Interest income	8		12
Interest expense	(414)		—
Income tax (expense) benefit	(127)		24
Equity earnings	—	$389	392
Earnings attributable to noncontrolling interests	—	—	(215)
Other segment items(3)	(3,286)	(4)	(574)
Segment earnings attributable to common shares	$898	$385	$422	$1,705
Parent and other				(191)
Earnings attributable to common shares				$1,514
(1)    Substantially all earnings attributable to common shares are from equity earnings.
(2)    Sempra Infrastructure includes net unrealized gains (losses) from undesignated interest rate swaps related to the PA LNG Phase 1 project.
(3)    Includes cost of natural gas, cost of electric fuel and purchased power, O&M, franchise fees and other taxes, other income (expense), net, and preferred dividends for Sempra California; O&M and interest expense for Sempra Texas Utilities related to activities at the holding company; and cost of natural gas, energy-related businesses cost of sales, O&M, franchise fees and other taxes, and other income (expense), net, for Sempra Infrastructure.

The following table presents revenues by services by segment, reconciled to Sempra’s consolidated revenues.

REVENUES BY SERVICES
(Dollars in millions)
	Sempra California	Sempra Infrastructure	Sempra	Sempra California	Sempra Infrastructure	Sempra
	Three months ended June 30, 2025			Three months ended June 30, 2024
Revenues from external customers:
Utilities	$2,442	$18		$2,251	$18
Energy-related businesses	—	240		—	214
Total revenues from external customers(1)	2,442	258	$2,700	2,251	232	$2,483
Other revenues(2):
Utilities	41	—		369	—
Energy-related businesses	—	259		—	158
Total other revenues	41	259	300	369	158	527
Intersegment revenues(3):
Utilities	7	—		5	—
Energy-related businesses	—	13		—	19
Total intersegment revenues	7	13	20	5	19	24
Segment revenues	$2,490	$530	3,020	$2,625	$409	3,034
Adjustments			—			1
Intersegment eliminations			(20)			(24)
Revenues			$3,000			$3,011

	Six months ended June 30, 2025			Six months ended June 30, 2024
Revenues from external customers:
Utilities	$5,899	$44		$5,725	$48
Energy-related businesses	—	438		—	408
Total revenues from external customers(1)	5,899	482	$6,381	5,725	456	$6,181
Other revenues(2):
Utilities	(21)	—		31	—
Energy-related businesses	—	442		—	439
Total other revenues	(21)	442	421	31	439	470
Intersegment revenues(3):
Utilities	13	—		10	—
Energy-related businesses	—	32		—	33
Total intersegment revenues	13	32	45	10	33	43
Segment revenues	$5,891	$956	6,847	$5,766	$928	6,694
Intersegment eliminations			(45)			(43)
Revenues			$6,802			$6,651
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
In connection with certain organizational changes, effective July 5, 2025, SDG&E’s president assumed the responsibilities of the CODM. The CODM utilizes earnings attributable to common shares to manage the business, assess performance and allocate resources. SDG&E’s CODM was previously its chief executive officer.
Total assets at SDG&E were $31.9 billion and $30.8 billion at June 30, 2025 and December 31, 2024, respectively. The following table presents selected information for SDG&E’s single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
SDG&E:
Revenues from external customers:
Electric	$856	$886	$1,931	$2,018
Natural gas	212	161	571	491
Total revenues from external customers(1)	1,068	1,047	2,502	2,509
Regulatory revenues(2):
Electric	179	263	168	191
Natural gas	15	45	12	34
Total regulatory revenues	194	308	180	225
Total revenues	1,262	1,355	2,682	2,734
Depreciation and amortization	(323)	(304)	(643)	(602)
Interest income	2	3	2	4
Interest expense	(139)	(131)	(274)	(259)
Income tax expense	(7)	(34)	(21)	(74)
Other segment items(3)	(620)	(703)	(1,290)	(1,394)
Earnings attributable to common shares	$175	$186	$456	$409

Capital expenditures for property, plant and equipment			$1,270	$1,234
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
SoCalGas’ CODM is its chief executive officer, who utilizes earnings attributable to common shares to manage the business, assess performance and allocate resources.
Total assets at SoCalGas were $26.1 billion and $25.4 billion at June 30, 2025 and December 31, 2024, respectively. The following table presents selected information for SoCalGas’ single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
SoCalGas:
Natural gas:
Revenues from external customers(1)	$1,421	$1,246	$3,489	$3,306
Regulatory revenues(2)	(153)	63	(201)	(192)
Total revenues	1,268	1,309	3,288	3,114
Depreciation and amortization	(251)	(224)	(493)	(447)
Interest income	1	2	3	4
Interest expense	(89)	(78)	(179)	(155)
Income tax expense	(6)	(10)	(44)	(53)
Other segment items(3)	(839)	(869)	(2,048)	(1,974)
Earnings attributable to common shares	$84	$130	$527	$489

Capital expenditures for property, plant and equipment			$1,045	$978
(1)    SoCalGas did not have revenues from transactions with a single external customer that amounted to 10% or more of its total revenues.
(2)    See “Revenues from Sources Other Than Contracts with Customers” in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for a description of this revenue source, which may be additive or subtractive from period to period.
(3)    Includes cost of natural gas, O&M, franchise fees and other taxes, other income (expense), net, and preferred dividends.

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
We discuss herein Sempra’s results of operations and significant changes in earnings, revenues and costs by segment, as well as Parent and other, for the three months (Q2) and six months (YTD) ended June 30, 2025 compared to the same periods in 2024. We also discuss herein the impact of foreign currency and inflation rates on Sempra’s results of operations.
Due to the delay in the issuance of the CPUC’s FD in the SDG&E and SoCalGas 2024 GRC, Sempra California recorded revenues in the first three quarters of 2024 based on levels authorized for 2023 under the 2019 GRC. In December 2024, the CPUC approved an FD in the 2024 GRC, effective retroactive to January 1, 2024, for which Sempra California recorded the retroactive impacts in the fourth quarter of 2024. Sempra California’s authorized base revenues in the first half of 2025 are based on the revenues authorized for the 2024 test year plus the amount authorized for attrition for 2025. We provide additional information on the 2024 GRC FD in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

EARNINGS BY SEGMENT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sempra:
Sempra California	$259	$316	$983	$898
Sempra Texas Utilities	208	202	354	385
Sempra Infrastructure	72	291	218	422
Segment earnings attributable to common shares	539	809	1,555	1,705
Parent and other	(78)	(96)	(188)	(191)
Earnings attributable to common shares	$461	$713	$1,367	$1,514

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
In the three months ended June 30, 2025 compared to the same period in 2024, the decrease in earnings of $57 million (18%) was primarily due to:
▪$25 million from disallowed regulatory recovery of COVID-19 costs
▪$20 million lower income tax benefits primarily from flow-through items, including gas repairs tax benefits, which in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
▪$17 million higher net interest expense
▪$16 million lower CPUC base operating margin, net of operating expenses including higher depreciation and $9 million lower authorized cost of capital. In the first three quarters of 2024, Sempra California recorded CPUC-authorized base revenues based on 2023 authorized levels
Offset by:
▪$10 million regulatory award approved by the CPUC in 2025
▪$3 million higher electric transmission margin
▪$3 million higher AFUDC equity
In the six months ended June 30, 2025 compared to the same period in 2024, the increase in earnings of $85 million (9%) was primarily due to:
▪$72 million higher CPUC base operating margin, net of operating expenses including higher depreciation and $22 million lower authorized cost of capital. In the first three quarters of 2024, Sempra California recorded CPUC-authorized base revenues based on 2023 authorized levels
▪$42 million higher income tax benefits primarily from flow-through items, including gas repairs tax benefits, which in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
▪$10 million regulatory award approved by the CPUC in 2025
▪$4 million higher net regulatory interest income
▪$3 million higher electric transmission margin
▪$3 million higher AFUDC equity
Offset by:
▪$32 million higher net interest expense
▪$25 million from disallowed regulatory recovery of COVID-19 costs

Sempra Texas Utilities
In the three months ended June 30, 2025 compared to the same period in 2024, the increase in earnings of $6 million (3%) was primarily due to higher equity earnings from Oncor Holdings driven by:
▪overall higher revenues primarily attributable to:
◦rate updates to reflect increases in invested capital
◦increase due to Oncor’s SRP and the establishment of the UTM
◦customer growth
Offset by:
◦lower customer consumption primarily attributable to weather
Offset by:
▪higher interest expense and depreciation expense associated with increases in invested capital
▪higher O&M
In the six months ended June 30, 2025 compared to the same period in 2024, the decrease in earnings of $31 million (8%) was primarily due to lower equity earnings from Oncor Holdings driven by:
▪higher interest expense and depreciation expense associated with increases in invested capital
▪higher O&M
Offset by:
▪overall higher revenues primarily attributable to:
◦rate updates to reflect increases in invested capital
◦customer growth
◦increase due to Oncor’s SRP and the establishment of the UTM
◦higher customer consumption primarily attributable to weather
Offset by:
◦decreases in transmission billing units
Sempra Infrastructure
In the three months ended June 30, 2025 compared to the same period in 2024, the decrease in earnings of $219 million was primarily due to:
▪$251 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of an $98 million unfavorable impact in 2025 compared to a $153 million favorable impact in 2024
▪$26 million income tax expense in 2025 due to the recognition of a Mexican deferred tax liability on our outside basis difference in Ecogas as a result of management’s decision to hold the asset for sale
Offset by:
▪$46 million from asset and supply optimization driven by unrealized gains in 2025 compared to unrealized losses in 2024 on commodity derivatives due to changes in natural gas prices and higher LNG diversion fees
▪$9 million higher revenues driven by satisfaction of performance obligations related to customer payments received in advance from a contract modification in December 2024 on an LNG storage and regasification agreement
In the six months ended June 30, 2025 compared to the same period in 2024, the decrease in earnings of $204 million (48%) was primarily due to:
▪$202 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of an $90 million unfavorable impact in 2025 compared to a $112 million favorable impact in 2024
▪$26 million income tax expense in 2025 due to the recognition of a Mexican deferred tax liability on our outside basis difference in Ecogas as a result of management’s decision to hold the asset for sale
▪$15 million from TdM driven by unrealized losses in 2025 compared to unrealized gains in 2024 on commodity derivatives due to changes in power prices
▪$8 million interest expense from unrealized losses in 2025 on interest rate swaps related to the PA LNG Phase 1 project
▪$4 million from asset and supply optimization driven by lower optimization of transport and storage contracts offset by unrealized gains in 2025 compared to unrealized losses in 2024 on commodity derivatives due to changes in natural gas prices and higher LNG diversion fees

Offset by:
▪$17 million higher revenues driven by satisfaction of performance obligations related to customer payments received in advance from a contract modification in December 2024 on an LNG storage and regasification agreement
▪$16 million lower O&M in 2025 from lower provisions for expected credit losses
▪$10 million interest income from a change in the fair value of the Support Agreement
▪$7 million higher revenues due to the commencement of commercial operations at Topolobampo marine terminal in June 2024
Parent and Other
In the three months ended June 30, 2025 compared to the same period in 2024, the decrease in losses of $18 million (19%) was primarily due to:
▪$16 million higher income tax benefit from the interim period application of an annual forecasted consolidated ETR
▪$15 million higher net investment gains on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan
▪$5 million related to settlement charges from our nonqualified pension plan in 2024
Offset by:
▪$23 million higher net interest expense
In the six months ended June 30, 2025 compared to the same period in 2024, the decrease in losses of $3 million (2%) was primarily due to:
▪$18 million higher income tax benefit from the interim period application of an annual forecasted consolidated ETR
▪$15 million higher net investment gains on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan
▪$5 million related to settlement charges from our nonqualified pension plan in 2024
Offset by:
▪$40 million higher net interest expense

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

UTILITIES: NATURAL GAS REVENUES AND COST OF NATURAL GAS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sempra:
Natural gas revenues:
Sempra California	$1,458	$1,480	$3,799	$3,564
Sempra Infrastructure	18	18	44	48
Segment totals	1,476	1,498	3,843	3,612
Eliminations and adjustments	(6)	(4)	(11)	(9)
Total	$1,470	$1,494	$3,832	$3,603
Cost of natural gas(1):
Sempra California	$181	$136	$666	$680
Sempra Infrastructure	4	5	15	14
Segment totals	185	141	681	694
Eliminations and adjustments	(2)	(4)	(5)	(3)
Total	$183	$137	$676	$691
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2025 compared to the same period in 2024, Sempra’s natural gas revenues decreased by $24 million (2%) driven by Sempra California, which included:
▪$97 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$70 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$29 million lower revenues from disallowed regulatory recovery of COVID-19 costs
▪$7 million lower regulatory revenues, including gas repairs tax benefits, which are offset in income tax expense. Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
▪$3 million lower revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account
Offset by:
▪$129 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $8 million lower authorized cost of capital
▪$45 million increase in cost of natural gas sold, which we discuss below
▪$14 million regulatory award approved by the CPUC in 2025
In the three months ended June 30, 2025 compared to the same period in 2024, Sempra’s cost of natural gas increased by $46 million (34%) driven by Sempra California, primarily due to higher average natural gas prices.

In the six months ended June 30, 2025 compared to the same period in 2024, Sempra’s natural gas revenues increased by $229 million (6%) driven by Sempra California, which included:
▪$308 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $21 million lower authorized cost of capital
▪$66 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$45 million higher regulatory revenues, including gas repairs tax benefits, which are offset in income tax expense. Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
▪$14 million regulatory award approved by the CPUC in 2025
Offset by:
▪$141 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$29 million lower revenues from disallowed regulatory recovery of COVID-19 costs
▪$14 million decrease in cost of natural gas sold, which we discuss below
▪$11 million lower revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account
In the six months ended June 30, 2025 compared to the same period in 2024, Sempra’s cost of natural gas decreased by $15 million (2%) driven by Sempra California, which included:
▪$25 million lower volumes driven by weather
Offset by:
▪$11 million higher average natural gas prices
Utilities: Electric Revenues and Cost of Electric Fuel and Purchased Power
Our utilities revenues include electric revenues at Sempra California, substantially all of which is at SDG&E. Intercompany revenues are eliminated in Sempra’s Condensed Consolidated Statements of Operations.
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

UTILITIES: ELECTRIC REVENUES AND COST OF ELECTRIC FUEL AND PURCHASED POWER
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sempra:
Electric revenues:
Sempra California	$1,032	$1,145	$2,092	$2,202
Eliminations and adjustments	(1)	(1)	(2)	(2)
Total	$1,031	$1,144	$2,090	$2,200
Cost of electric fuel and purchased power(1):
Sempra California	$106	$175	$179	$282
Eliminations and adjustments	(15)	(19)	(36)	(37)
Total	$91	$156	$143	$245
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2025 compared to the same period in 2024, Sempra’s electric revenues decreased by $113 million (10%) driven by Sempra California, which included:
▪$69 million decrease in cost of electric fuel and purchased power, which we discuss below
▪$28 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$23 million lower regulatory revenues from higher ITCs from standalone energy storage projects, which are offset in income tax (expense) benefit

Offset by:
▪$7 million higher revenues from transmission operations
In the three months ended June 30, 2025 compared to the same period in 2024, Sempra’s cost of electric fuel and purchased power decreased by $65 million (42%) driven by Sempra California, which included:
▪$44 million lower purchased power primarily due to change in excess capacity sales and lower renewable energy costs
▪$24 million lower purchased power from the California ISO due to lower customer demand from departing load now served by CCAs
In the six months ended June 30, 2025 compared to the same period in 2024, Sempra’s electric revenues decreased by $110 million (5%) driven by Sempra California, which included:
▪$103 million decrease in cost of electric fuel and purchased power, which we discuss below
▪$67 million lower regulatory revenues from higher ITCs from standalone energy storage projects, which are offset in income tax (expense) benefit
▪$11 million lower revenues associated with refundable programs, which are fully offset in O&M
Offset by:
▪$47 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $9 million lower authorized cost of capital
▪$14 million higher revenues from incremental and balanced capital projects offset by certain projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$13 million higher revenues from transmission operations
In the six months ended June 30, 2025 compared to the same period in 2024, Sempra’s cost of electric fuel and purchased power decreased by $102 million (42%) driven by Sempra California, which included:
▪$73 million lower purchased power primarily due to change in excess capacity sales and lower renewable energy costs
▪$44 million lower purchased power from the California ISO due to lower customer demand from departing load now served by CCAs
Offset by:
▪$15 million lower sales to the California ISO due to decreased utility-owned generator availability
Energy-Related Businesses: Revenues and Cost of Sales

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sempra:
Revenues:
Sempra Infrastructure	$512	$391	$912	$880
Parent and other(1)	(13)	(18)	(32)	(32)
Total	$499	$373	$880	$848
Cost of sales(2):
Sempra Infrastructure	$85	$54	$204	$163
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2025 compared to the same period in 2024, Sempra’s revenues from energy-related businesses increased by $126 million (34%) primarily due to:
▪$104 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$60 million from $48 million unrealized gains in 2025 compared to $12 million unrealized losses in 2024 on commodity derivatives
◦$25 million primarily from higher natural gas prices
◦$12 million primarily from higher diversion fees due to higher natural gas prices
▪$18 million higher revenues driven by satisfaction of performance obligations related to customer payments received in advance from a contract modification in December 2024 on an LNG storage and regasification agreement

▪$9 million from TdM driven by higher volumes in 2025 from scheduled major maintenance in April 2024
▪$7 million higher revenues in 2025 due to the commencement of commercial operations at the Topolobampo marine terminal in June 2024
Offset by:
▪$11 million from lower power prices from solar generation assets and lower volumes from wind power generation assets
In the three months ended June 30, 2025 compared to the same period in 2024, Sempra’s cost of sales from energy-related businesses increased by $31 million primarily due to $29 million higher natural gas purchases related to asset and supply optimization.
In the six months ended June 30, 2025 compared to the same period in 2024, Sempra’s revenues from energy-related businesses increased by $32 million (4%) primarily due to:
▪$35 million higher revenues driven by satisfaction of performance obligations related to customer payments received in advance from a contract modification in December 2024 on an LNG storage and regasification agreement
▪$14 million higher revenues in 2025 due to the commencement of commercial operations at the Topolobampo marine terminal in June 2024
▪$12 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$23 million from higher natural gas prices offset by lower volumes
◦$15 million lower unrealized losses on commodity derivatives
◦$12 million primarily from higher diversion fees due to higher natural gas prices
Offset by:
◦$38 million from lower optimization of transport and storage contracts primarily due to changes in natural gas prices
Offset by:
▪$11 million from lower power prices from solar generation assets and lower volumes from wind power generation assets
▪$7 million from TdM mainly due to lower volumes
In the six months ended June 30, 2025 compared to the same period in 2024, Sempra’s cost of sales from energy-related businesses increased by $41 million (25%) primarily due to:
▪$43 million driven by higher natural gas purchases related to asset and supply optimization
Offset by:
▪$7 million at TdM driven by lower volumes offset by higher natural gas prices
Operation and Maintenance

OPERATION AND MAINTENANCE
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sempra:
Sempra California	$1,000	$1,106	$2,175	$2,110
Sempra Texas Utilities	1	2	3	4
Sempra Infrastructure	213	209	387	398
Segment totals	1,214	1,317	2,565	2,512
Parent and other(1)	25	16	17	33
Total	$1,239	$1,333	$2,582	$2,545
(1)    Includes eliminations of intercompany activity.

In the three months ended June 30, 2025 compared to the same period in 2024, Sempra’s O&M decreased by $94 million (7%) primarily due to:
▪$106 million decrease at Sempra California due to:
◦$125 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
◦$19 million higher non-refundable operating costs

Offset by:
▪$9 million increase at Parent and other primarily due to higher deferred compensation expense
In the six months ended June 30, 2025 compared to the same period in 2024, Sempra’s O&M increased by $37 million (1%) primarily due to:
▪$65 million increase at Sempra California due to:
◦$55 million higher expenses associated with refundable programs, which costs are recovered in revenue
◦$10 million higher non-refundable operating costs
Offset by:
▪$16 million decrease at Parent and other primarily due to lower deferred compensation expense
▪$11 million decrease at Sempra Infrastructure due to:
◦$22 million from lower provisions for expected credit losses
Offset by:
◦$4 million higher development costs and certain non-capitalized expenses from projects under construction
Other Income, Net
In the three months ended June 30, 2025 compared to the same period in 2024, Sempra’s other income, net, increased by $29 million to $59 million primarily due to:
▪$20 million higher investment gains on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan at Parent and other
▪$8 million higher AFUDC equity primarily at Sempra Infrastructure
▪$3 million higher net interest income on regulatory balancing accounts at Sempra California
Offset by:
▪$7 million reduction in regulatory interest from disallowed regulatory recovery of COVID-19 costs at Sempra California
In the six months ended June 30, 2025 compared to the same period in 2024, Sempra’s other income, net, increased by $21 million (16%) to $150 million primarily due to:
▪$12 million higher AFUDC equity primarily at Sempra Infrastructure
▪$6 million higher net interest income on regulatory balancing accounts at Sempra California
▪$6 million higher investment gains on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan at Parent and other
▪$5 million gains in 2025 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions driven by other foreign currency transactional effects primarily at Sempra Infrastructure
Offset by:
▪$7 million reduction in regulatory interest from disallowed regulatory recovery of COVID-19 costs at Sempra California
Interest Income
In the six months ended June 30, 2025 compared to the same period in 2024, Sempra’s interest income increased by $18 million to $48 million primarily due to a $14 million change in the fair value of the Support Agreement at Sempra Infrastructure.
Interest Expense
In the three months ended June 30, 2025 compared to the same period in 2024, Sempra’s interest expense increased by $48 million (15%) to $359 million primarily due to:
▪$34 million at Parent and other from higher debt balances from debt issuances
▪$19 million at Sempra California from higher debt balances from debt issuances
Offset by:
▪$6 million at Sempra Infrastructure primarily from $9 million in unrealized gains in 2025 on interest rate swaps related to the PA LNG Phase 1 project

In the six months ended June 30, 2025 compared to the same period in 2024, Sempra’s interest expense increased by $176 million (29%) to $792 million primarily due to:
▪$71 million at Sempra Infrastructure primarily from $56 million in unrealized losses in 2025 on interest rate swaps related to the PA LNG Phase 1 project
▪$65 million at Parent and other from higher debt balances from debt issuances offset by lower borrowings on commercial paper and higher capitalization of interest expense on projects under construction at Sempra Infrastructure
▪$39 million at Sempra California from higher debt balances from debt issuances
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sempra:
Income tax expense (benefit)	$172	$(130)	$229	$42

Income before income taxes and equity earnings	$298	$308	$949	$1,013
Equity earnings, before income tax(1)	169	160	310	294
Pretax income	$467	$468	$1,259	$1,307

Effective income tax rate	37%	(28)%	18%	3%
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
In the three months ended June 30, 2025 compared to the same period in 2024, Sempra had an income tax expense in 2025 compared to an income tax benefit in 2024 primarily due to:
▪$308 million from $122 million income tax expense in 2025 compared to $186 million income tax benefit in 2024 from foreign currency and inflation effects on our monetary positions in Mexico
▪$38 million income tax expense in 2025 due to the recognition of a Mexican deferred tax liability on our outside basis difference in Ecogas as a result of management’s decision to hold the asset for sale
Offset by:
▪higher income tax benefit in 2025 from higher ITCs from standalone energy storage projects
In the six months ended June 30, 2025 compared to the same period in 2024, Sempra’s income tax expense increased by $187 million primarily due to:
▪$245 million from $112 million income tax expense in 2025 compared to $133 million income tax benefit in 2024 from foreign currency and inflation effects on our monetary positions in Mexico
▪$38 million income tax expense in 2025 due to the recognition of a Mexican deferred tax liability on our outside basis difference in Ecogas as a result of management’s decision to hold the asset for sale
Offset by:
▪higher income tax benefit in 2025 from higher ITCs from standalone energy storage projects
▪higher income tax benefits from flow-through items
▪lower pretax income
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

Equity Earnings
In the three months ended June 30, 2025 compared to the same period in 2024, Sempra’s equity earnings decreased by $40 million (9%) to $393 million primarily due to:
▪$51 million at IMG due to income tax expense in 2025 compared to an income tax benefit in 2024 primarily from foreign currency and inflation effects
▪$5 million at TAG Norte due to income tax expense in 2025 compared to an income tax benefit in 2024 primarily from foreign currency and inflation effects offset by foreign currency gains in 2025 compared to foreign currency losses in 2024
Offset by:
▪$10 million at Cameron LNG JV primarily from higher maintenance revenues and lower interest expense
▪$7 million at Oncor Holdings driven by:
◦overall higher revenues primarily attributable to:
•rate updates to reflect increases in invested capital
•increase due to Oncor’s SRP and the establishment of the UTM
•customer growth
Offset by:
•lower customer consumption primarily attributable to weather
Offset by:
◦higher interest expense and depreciation expense associated with increases in invested capital
◦higher O&M
In the six months ended June 30, 2025 compared to the same period in 2024, Sempra’s equity earnings decreased by $63 million (8%) to $718 million primarily due to:
▪$50 million at IMG due to income tax expense in 2025 compared to an income tax benefit in 2024 primarily from foreign currency and inflation effects
▪$30 million at Oncor Holdings driven by:
◦higher interest expense and depreciation expense associated with increases in invested capital
◦higher O&M
Offset by:
◦overall higher revenues primarily attributable to:
•rate updates to reflect increases in invested capital
•customer growth
•increase due to Oncor’s SRP and the establishment of the UTM
•higher customer consumption primarily attributable to weather
Offset by:
•decreases in transmission billing units
Offset by:
▪$17 million at Cameron LNG JV primarily from higher maintenance revenues and lower interest expense
Earnings Attributable to Noncontrolling Interests
In the three months ended June 30, 2025 compared to the same period in 2024, Sempra’s earnings attributable to NCI decreased by $100 million to $46 million primarily due to a decrease in SI Partners subsidiaries’ net income driven by foreign currency and inflation effects on our monetary positions in Mexico.
In the six months ended June 30, 2025 compared to the same period in 2024, Sempra’s earnings attributable to NCI decreased by $167 million to $48 million primarily due to a decrease in SI Partners subsidiaries’ net income driven by foreign currency and inflation effects on our monetary positions in Mexico and unrealized losses in 2025 from interest rate swaps related to the PA LNG Phase 1 project.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months and six months ended June 30, 2025 compared to the same periods in 2024, the change in our earnings as a result of foreign currency translation rates was negligible.
Transactional Impacts
Income statement activities at our foreign operations and their equity method investments are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended June 30,
	2025	2024	2025	2024
Other income, net	$59	$30	$1	$(1)
Income tax (expense) benefit	(172)	130	(122)	186
Equity earnings	393	433	(25)	38
Net income	519	871	(146)	223
Earnings attributable to noncontrolling interests	(46)	(146)	49	(71)
Earnings attributable to common shares	461	713	(97)	152

	Six months ended June 30,
	2025	2024	2025	2024
Other income, net	$150	$129	$5	$—
Income tax (expense) benefit	(229)	(42)	(112)	133
Equity earnings	718	781	(27)	30
Net income	1,438	1,752	(134)	163
Earnings attributable to noncontrolling interests	(48)	(215)	45	(52)
Earnings attributable to common shares	1,367	1,514	(89)	111

We discuss herein SDG&E’s results of operations and significant changes in earnings, revenues and costs for the three months (Q2) and six months (YTD) ended June 30, 2025 compared to the same period in 2024.
Due to the delay in the issuance of the CPUC’s FD in the SDG&E 2024 GRC, SDG&E recorded revenues in the first three quarters of 2024 based on levels authorized for 2023 under the 2019 GRC. In December 2024, the CPUC approved an FD in the 2024 GRC, effective retroactive to January 1, 2024, for which SDG&E recorded the retroactive impacts in the fourth quarter of 2024. SDG&E’s authorized base revenues for the first half of 2025 are based on the revenues authorized for the 2024 test year plus the amount authorized for attrition for 2025. We provide additional information on the 2024 GRC FD in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended June 30, 2025 compared to the same period in 2024, the decrease in earnings of $11 million (6%) was primarily due to:
▪$16 million lower CPUC base operating margin, net of operating expenses including higher depreciation and $4 million lower authorized cost of capital. In the first three quarters of 2024, SDG&E recorded CPUC-authorized base revenues based on 2023 authorized levels
▪$8 million higher net interest expense
Offset by:
▪$4 million higher AFUDC equity
▪$3 million higher electric transmission margin
▪$3 million higher net regulatory interest income
In the six months ended June 30, 2025 compared to the same period in 2024, the increase in earnings of $47 million (11%) was primarily due to:
▪$34 million higher CPUC base operating margin, net of operating expenses including higher depreciation and $9 million lower authorized cost of capital. In the first three quarters of 2024, SDG&E recorded CPUC-authorized base revenues based on 2023 authorized levels
▪$7 million higher income tax benefits primarily from flow-through items, including gas repairs tax benefits, which in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
▪$6 million higher net regulatory interest income
▪$3 million higher electric transmission margin
▪$3 million higher AFUDC equity

Offset by:
▪$14 million higher net interest expense
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended June 30, 2025 compared to the same period in 2024, SDG&E’s electric revenues decreased by $115 million (10%) to $1.0 billion primarily due to:
▪$69 million decrease in cost of electric fuel and purchased power, which we discuss below
▪$28 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$23 million lower regulatory revenues from higher ITCs from standalone energy storage projects, which are offset in income tax expense
Offset by:
▪$7 million higher revenues from transmission operations
In the three months ended June 30, 2025 compared to the same period in 2024, SDG&E’s cost of electric fuel and purchased power decreased by $69 million (39%) to $106 million primarily due to:
▪$44 million lower purchased power primarily due to change in excess capacity sales and lower renewable energy costs
▪$24 million lower purchased power from the California ISO due to lower customer demand from departing load now served by CCAs
In the six months ended June 30, 2025 compared to the same period in 2024, SDG&E’s electric revenues decreased by $111 million (5%) to $2.1 billion primarily due to:
▪$103 million decrease in cost of electric fuel and purchased power, which we discuss below
▪$67 million lower regulatory revenues from higher ITCs from standalone energy storage projects, which are offset in income tax expense
▪$11 million lower revenues associated with refundable programs, which are fully offset in O&M
Offset by:
▪$47 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $9 million lower authorized cost of capital
▪$14 million higher revenues from incremental and balanced capital projects offset by certain projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$13 million higher revenues from transmission operations
In the six months ended June 30, 2025 compared to the same period in 2024, SDG&E’s cost of electric fuel and purchased power decreased by $103 million (37%) to $179 million primarily due to:
▪$73 million lower purchased power primarily due to change in excess capacity sales and lower renewable energy costs
▪$44 million lower purchased power from the California ISO due to lower customer demand from departing load now served by CCAs
Offset by:
▪$15 million lower sales to the California ISO due to decreased utility-owned generator availability
Natural Gas Revenues and Cost of Natural Gas
In the three months ended June 30, 2025 and 2024, SDG&E’s average cost of natural gas per thousand cubic feet was $4.60 and $3.53, respectively. In the six months ended June 30, 2025 and 2024, SDG&E’s average cost of natural gas per thousand cubic feet was $4.86 and $5.08, respectively. The average cost of natural gas sold at SDG&E is impacted by market prices, as well as transportation, tariff and other charges.
In the three months ended June 30, 2025 compared to the same period in 2024, SDG&E’s natural gas revenues increased by $22 million (11%) to $228 million primarily due to:
▪$18 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $1 million lower authorized cost of capital
▪$7 million increase in cost of natural gas sold, which we discuss below

In the three months ended June 30, 2025 compared to the same period in 2024, SDG&E’s cost of natural gas increased by $7 million (19%) to $44 million primarily due to higher average natural gas prices.
In the six months ended June 30, 2025 compared to the same period in 2024, SDG&E’s natural gas revenues increased by $59 million (11%) to $584 million primarily due to:
▪$50 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $3 million lower authorized cost of capital
▪$19 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$8 million higher regulatory revenues, including gas repairs tax benefits, which are offset in income tax expense. Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
Offset by:
▪$14 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$8 million decrease in cost of natural gas sold, which we discuss below
In the six months ended June 30, 2025 compared to the same period in 2024, SDG&E’s cost of natural gas decreased by $8 million (6%) to $131 million primarily due to lower average natural gas prices.
Operation and Maintenance
In the three months ended June 30, 2025 compared to the same period in 2024, SDG&E’s O&M decreased by $20 million (5%) to $403 million due to:
▪$26 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
▪$6 million higher non-refundable operating costs
In the six months ended June 30, 2025 compared to the same period in 2024, SDG&E’s O&M increased by $9 million (1%) to $843 million primarily due to higher expenses associated with refundable programs, which costs are recovered in revenue.
Other Income, Net
In the three months ended June 30, 2025 compared to the same period in 2024, SDG&E’s other income, net, increased by $8 million (35%) to $31 million primarily due to:
▪$4 million higher net interest income on regulatory balancing accounts
▪$4 million higher AFUDC equity
In the six months ended June 30, 2025 compared to the same period in 2024, SDG&E’s other income, net, increased by $15 million (27%) to $71 million primarily due to:
▪$8 million higher net interest income on regulatory balancing accounts
▪$3 million higher AFUDC equity
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
SDG&E:
Income tax expense	$7	$34	$21	$74
Income before income taxes	$182	$220	$477	$483
Effective income tax rate	4%	15%	4%	15%

SDG&E records regulatory liabilities for benefits that will be flowed through to customers in the future.
In the three months and six months ended June 30, 2025 compared to the same periods in 2024, SDG&E’s income tax expense decreased by $27 million and $53 million, respectively, primarily due to:
▪higher income tax benefit in 2025 from higher ITCs from standalone energy storage projects
▪lower pretax income
We discuss herein SoCalGas’ results of operations and significant changes in earnings, revenues and costs for the three months (Q2) and six months (YTD) ended June 30, 2025 compared to the same period in 2024.
Due to the delay in the issuance of the CPUC’s FD in the SoCalGas 2024 GRC, SoCalGas recorded revenues in the first three quarters of 2024 based on levels authorized for 2023 under the 2019 GRC. In December 2024, the CPUC approved an FD in the 2024 GRC, effective retroactive to January 1, 2024, for which SoCalGas recorded the retroactive impacts in the fourth quarter of 2024. SoCalGas’ authorized base revenues for the first half of 2025 are based on the revenues authorized for the 2024 test year plus the amount authorized for attrition for 2025. We provide additional information on the 2024 GRC FD in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended June 30, 2025 compared to the same period in 2024, the decrease in earnings of $46 million (35%) was primarily due to:
▪$25 million from disallowed regulatory recovery of COVID-19 costs
▪$19 million lower income tax benefits primarily from flow-through items, including gas repairs tax benefits, which in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
▪$9 million higher net interest expense
Offset by:
▪$10 million regulatory award approved by the CPUC in 2025

In the six months ended June 30, 2025 compared to the same period in 2024, the increase in earnings of $38 million (8%) was primarily due to:
▪$38 million higher CPUC base operating margin, net of operating expenses including higher depreciation and $13 million lower authorized cost of capital. In the first three quarters of 2024, SoCalGas recorded CPUC-authorized base revenues based on 2023 authorized levels
▪$35 million higher income tax benefits primarily from flow-through items, including gas repairs tax benefits, which in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
▪$10 million regulatory award approved by the CPUC in 2025
Offset by:
▪$25 million from disallowed regulatory recovery of COVID-19 costs
▪$18 million higher net interest expense
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Natural Gas Revenues and Cost of Natural Gas
In the three months ended June 30, 2025 and 2024, SoCalGas’ average cost of natural gas per thousand cubic feet was $2.50 and $1.84, respectively. In the six months ended June 30, 2025 and 2024, SoCalGas’ average cost of natural gas per thousand cubic feet was $3.57 and $3.50, respectively. The average cost of natural gas sold at SoCalGas is impacted by market prices, as well as transportation and other charges.
In the three months ended June 30, 2025 compared to the same period in 2024, SoCalGas’ natural gas revenues decreased by $41 million (3%) remaining at $1.3 billion primarily due to:
▪$99 million lower revenues associated with refundable programs, which are fully offset in O&M
▪$68 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$29 million lower revenues from disallowed regulatory recovery of COVID-19 costs
▪$8 million lower regulatory revenues, including gas repairs tax benefits, which are offset in income tax expense. Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
▪$3 million lower revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account
Offset by:
▪$111 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $7 million lower authorized cost of capital
▪$38 million increase in cost of natural gas sold, which we discuss below
▪$14 million regulatory award approved by the CPUC in 2025
In the three months ended June 30, 2025 compared to the same period in 2024, SoCalGas’ cost of natural gas increased by $38 million (33%) to $152 million primarily due to higher average natural gas prices.
In the six months ended June 30, 2025 compared to the same period in 2024, SoCalGas’ natural gas revenues increased by $174 million (6%) to $3.3 billion primarily due to:
▪$258 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $18 million lower authorized cost of capital
▪$47 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$37 million higher regulatory revenues, including gas repairs tax benefits, which are offset in income tax expense. Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
▪$14 million regulatory award approved by the CPUC in 2025
Offset by:
▪$127 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$29 million lower revenues from disallowed regulatory recovery of COVID-19 costs

▪$12 million decrease in cost of natural gas sold, which we discuss below
▪$11 million lower revenues associated with impacts resulting from changes in tax laws tracked in the income tax expense memorandum account
In the six months ended June 30, 2025 compared to the same period in 2024, SoCalGas’ cost of natural gas decreased by $12 million (2%) to $567 million primarily due to:
▪$23 million lower volumes driven by weather
Offset by:
▪$11 million higher average natural gas prices
Operation and Maintenance
In the three months ended June 30, 2025 compared to the same period in 2024, SoCalGas’ O&M decreased by $85 million (12%) to $622 million primarily due to:
▪$99 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
▪$14 million higher non-refundable operating costs
In the six months ended June 30, 2025 compared to the same period in 2024, SoCalGas’ O&M increased by $59 million (4%) to $1.4 billion primarily due to:
▪$47 million higher expenses associated with refundable programs, which costs are recovered in revenue
▪$12 million higher non-refundable operating costs
Other (Expense) Income, Net
In the three months ended June 30, 2025 compared to the same period in 2024, SoCalGas had $2 million of other expense, net, in 2025 compared to $13 million of other income, net, in 2024 primarily due to:
▪$7 million reduction in regulatory interest from disallowed regulatory recovery of COVID-19 costs
▪$6 million higher non-service components of net periodic benefit cost
In the six months ended June 30, 2025 compared to the same period in 2024, SoCalGas’ other income, net, decreased by $20 million (33%) to $40 million primarily due:
▪$10 million decrease from a $6 million cost in 2025 compared to $4 million credit in 2024 for the non-service components of net periodic benefit cost
▪$7 million reduction in regulatory interest from disallowed regulatory recovery of COVID-19 costs
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
SoCalGas:
Income tax expense	$6	$10	$44	$53
Income before income taxes	$91	$141	$572	$543
Effective income tax rate	7%	7%	8%	10%
In the three months ended June 30, 2025 compared to the same period in 2024, SoCalGas’ income tax expense decreased by $4 million (40%) primarily due to lower pretax income.
In the six months ended June 30, 2025 compared to the same period in 2024, SoCalGas’ income tax expense decreased by $9 million (17%) primarily due to higher income tax benefit from flow-through items.

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
In the fourth quarter of 2024, we entered into a forward sale agreement under the ATM program for the sale of 2,909,274 shares of Sempra common stock that remain subject to future settlement. At the initial forward price of $92.1546 per share, the net proceeds from this forward sale agreement if we elect full physical settlement would be approximately $268 million. At June 30, 2025, a total of 2,909,274 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us no later than June 30, 2026.

In the first quarter of 2025, we entered into a forward sale agreement under the ATM program for the sale of 2,087,317 shares of Sempra common stock that remain subject to future settlement. At the initial forward price of $70.6593 per share, the net proceeds from this forward sale agreement if we elect full physical settlement would be approximately $147 million. At June 30, 2025, a total of 2,087,317 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us no later than March 31, 2027.
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
At June 30, 2025, approximately $2.6 billion of common stock remained available for sale under the ATM program.
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

AVAILABLE FUNDS AT JUNE 30, 2025
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$155	$28	$—
Available unused credit(2)	7,628	1,500	989
(1)    Amounts at Sempra include $81 held in non-U.S. jurisdictions. We discuss repatriation in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding and any letters of credit outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures or acquisitions. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper and lines of credit were our primary sources of short-term debt funding in the first six months of 2025.
We discuss our short-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”

Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first six months of 2025 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
SDG&E 5.40% first mortgage bonds	$850	2035
SoCalGas 5.45% first mortgage bonds	600	2035
SoCalGas 6.00% first mortgage bonds	500	2055
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	125	2027
Sempra Infrastructure variable rate term loan (PA LNG Phase 1 project)	1,542	2030
Sempra Infrastructure 6.27% senior secured notes (PA LNG Phase 1 project)	750	2042
Sempra Infrastructure 6.32% senior secured notes (PA LNG Phase 1 project)	250	2042

Payments:	Payments	Maturity
SoCalGas 3.20% first mortgage bonds	$350	2025
Sempra 3.30% notes	750	2025
Sempra Infrastructure variable rate term loan (PA LNG Phase 1 project)	983	2030
Sempra Infrastructure loan at variable rates (4.03% after floating-to-fixed rate swap effective 2019) payable June 15, 2022 through November 19, 2034	25	2034
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The issuer credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first six months of 2025.

ISSUER CREDIT RATINGS AT JUNE 30, 2025

	Sempra	SDG&E	SoCalGas
Moody’s	Baa2 with a negative outlook	A3 with a stable outlook	A2 with a stable outlook
S&P	BBB+ with a negative outlook	BBB+ with a stable outlook	A- with a stable outlook
Fitch	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook
A downgrade of Sempra’s or any of its subsidiaries’ credit ratings or rating outlooks may, depending on the severity, result in the imposition of new financial or other burdensome covenants or a requirement for collateral to be posted in the case of certain financing arrangements and may materially and adversely affect the market prices of their equity and debt securities, the rates at which borrowings are made and commercial paper is issued, and the various fees on their outstanding credit facilities. This could make it more costly for Sempra, SDG&E, SoCalGas and Sempra’s other subsidiaries to issue debt or equity securities, to borrow under credit facilities and to raise certain other types of financing. We provide additional information about our credit ratings at Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” in the Annual Report.
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at June 30, 2025. On July 29, 2025, S&P downgraded Oncor’s senior secured debt rating from A+ to A and revised its outlook from negative to stable.
Loans due to/from Affiliates
At June 30, 2025, Sempra had $359 million in loans due to unconsolidated affiliates.

One Big Beautiful Bill Act
The OBBBA was signed into law on July 4, 2025. The OBBBA includes revisions to tax credits and incentives for energy and climate initiatives of the Inflation Reduction Act enacted in 2022 and extends or revises key provisions of the Tax Cuts and Jobs Act enacted in 2017, among other changes. The OBBBA leaves the U.S. corporate tax rate and the corporate alternative minimum tax rate unchanged at 21% and 15%, respectively. We will continue to assess the impacts of the OBBBA as the U.S. Department of the Treasury and the IRS issue guidance. We do not expect the OBBBA to have a material adverse effect on Sempra’s, SDG&E’s or SoCalGas’ results of operations, financial condition and/or cash flows.
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
Existing and Anticipated Requests for Recovery of Specified Safety, Maintenance and Reliability Investments. The GRC also provides SDG&E and SoCalGas with numerous mechanisms to seek cost recovery of specified projects and programs. We expect that the requests for cost recovery of these projects and programs, which remain subject to CPUC approval, may result in additional amounts of authorized revenue requirement. These projects and programs include (i) the Track 2 and Track 3 requests that we describe below, (ii) the ability to file advice letters to implement the revenue requirements associated with the costs of SDG&E’s Moreno compressor station project and SoCalGas’ Honor Rancho compressor station and customer information system replacement projects, which projects were all approved by the CPUC subject to applicable cost caps, and (iii) the opportunity to file separate applications for cost recovery of mobile home park and gas integrity management programs at both SDG&E and SoCalGas, advanced metering infrastructure replacements at SDG&E, and other projects and programs.

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
CPUC Cost of Capital
In March 2025, SDG&E and SoCalGas each filed applications with the CPUC seeking to update their cost of capital for 2026 through 2028, subject to the CCM. SDG&E and SoCalGas expect to receive an FD by the end of 2025. We further discuss the cost of capital and CCM in Note 4 of the Notes to Condensed Consolidated Financial Statements.
SDG&E
Wildfire Fund
We describe the Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund with respect to wildfires that have occurred since enactment of the Wildfire Legislation in July 2019. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record accelerated amortization against earnings when available coverage is reduced due to recoverable claims from any of the participating IOUs. The Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof, which would result in accelerated amortization of SDG&E’s Wildfire Fund asset. The carrying value of SDG&E’s Wildfire Fund asset totaled $269 million at June 30, 2025.
PG&E is seeking reimbursement from the Wildfire Fund for losses associated with the Dixie fire, which burned from July 2021 through October 2021. Although the cause of the LA Fires has not been determined, these fires may have a material adverse impact on the Wildfire Fund. Multiple lawsuits related to the Eaton fire have been initiated against Edison, and in July 2025, Edison announced that it is beginning a claims process for the Eaton fire in advance of a formal agency determination of the cause of the fire. Edison has disclosed that its equipment could have been associated with the ignition of the Eaton fire and that a liability is probable but not reasonably estimable.
If any California electric IOUs’ assets are determined to be a cause of fires, including fires of the size and scope of the LA Fires, payments of claims associated with those events could have a material adverse effect on the Wildfire Fund, including potentially exhausting the fund, and on SDG&E’s and Sempra’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire. Moreover, in the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E would lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.

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
SoCalGas
Catastrophic Events Cost Recovery
In July 2025, the CPUC issued an FD that authorizes partial recovery of costs recorded in SoCalGas’ Catastrophic Event Memorandum Account. The FD authorizes the recovery of $19 million out of the requested $55 million, denying recovery of COVID-19 costs included in the Catastrophic Event Memorandum Account. In the three months and six months ended June 30, 2025, SoCalGas recorded a write-off of $36 million ($25 million after tax) in disallowed costs, comprising a $29 million reduction in Utilities: Natural Gas Revenues and a $7 million reduction in regulatory interest in Other (Expense) Income, Net.
LA Fires
The LA Fires burned in SoCalGas’ service territory. The California Department of Forestry and Fire Protection estimated that the Palisades and Eaton fires damaged approximately 2,000 structures and destroyed approximately 16,200 structures. SoCalGas’ infrastructure in the fire-affected areas that is underground, which constitutes most of its infrastructure in these areas, remains undamaged by the fires and we believe safe to continue serving customers as they return to their homes and businesses. To date, natural gas service has been restored to almost 16,000 customers in the Eaton and Palisades fire areas, and crews will continue that work as customers return to their properties.
Aliso Canyon Natural Gas Storage Facility
Litigation. From October 23, 2015 through February 11, 2016, SoCalGas experienced the Leak, which we discuss in Note 12 of the Notes to Condensed Consolidated Financial Statements in this report and in “Part I – Item 1A. Risk Factors” in the Annual Report. As of August 4, 2025, there are approximately eight outstanding plaintiffs who have not entered into a settlement agreement. SoCalGas’ loss contingency accruals do not include any amounts in excess of what has been reasonably estimated to resolve these matters, nor any amounts that may be necessary to resolve threatened litigation, other potential litigation or other costs. We are not able to reasonably estimate the possible loss or a range of possible losses in excess of the amounts accrued, which could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition, cash flows and/or prospects.
Operations and Reliability. Natural gas withdrawn from storage is important to help maintain service reliability during peak demand periods, including consumer heating needs in the winter and peak electric generation needs in the summer. The Aliso Canyon natural gas storage facility is the largest SoCalGas storage facility and an important component of SoCalGas’ delivery system. Subject to future CPUC biennial reviews and potential additional proceedings, the CPUC determined that the Aliso Canyon natural gas storage facility is currently necessary for natural gas and electric reliability and affordable rates and authorized it to continue operating at a maximum working natural gas storage level of 68.6 bcf. The first biennial assessment from the CPUC, originally due in June 2025, has been granted an extension and is now due in August 2025.

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
Oncor
2025 Comprehensive Base Rate Review. In June 2025, Oncor filed a request for a comprehensive base rate review with the PUCT and the 210 cities in its service territory that have retained original jurisdiction over rates. The base rate review test year is based on calendar year 2024 results with certain adjustments. The base rate review includes a request for an average increase over test year adjusted annualized revenue of approximately 13%, and if approved as requested, would result in an aggregate annualized revenue increase of approximately $834 million over current adjusted rates. The base rate review also requests a revised regulatory capital structure ratio of 55% debt to 45% equity, an authorized ROE of 10.55%, and a 4.94% authorized cost of debt. Oncor’s current authorized regulatory capital structure ratio is 57.5% debt to 42.5% equity, a 9.7% authorized ROE and 4.39% authorized cost of debt.
PUCT rules permit the filing of a request for interim rates while a base rate proceeding is pending. In July 2025, Oncor filed a request for an interim revenue requirement increase of $360 million over current adjusted rates, which excludes certain requested adjustments in the pending base rate proceeding, including the requested modifications to Oncor’s regulatory capital structure, authorized return on equity, and self-insurance reserve accrual. PUCT rules provide that interim rate relief may be granted upon the agreement of all parties to the proceeding, and that absent such agreement the administrative law judge administering the proceeding may grant interim rate relief upon a showing of good cause. If they become effective, such interim rates would be subject to refund or surcharge to the extent the rates ultimately established in the base rate proceeding are different from the interim rates.
Appeal of 2023 Comprehensive Base Rate Review Order. The PUCT issued a final order in Oncor’s comprehensive base rate proceeding in April 2023, and rates implementing that order went into effect on May 1, 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by Oncor and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. In September 2023, Oncor filed an appeal in Travis County District Court seeking judicial review of certain rate base disallowances and related expense effects of those disallowances in the PUCT’s order on rehearing. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, Oncor appealed the court’s dismissal, which is currently with the Fifteenth Court of Appeals in Texas. Oral argument on the appeal was held on April 15, 2025.
Unified Tracker Mechanism. In June 2025, Texas House Bill 5247 was signed into law and became effective. The bill establishes what is known as the UTM, which creates an alternative method, available through 2035, for qualifying electric utilities to apply for interim rate adjustments once annually using a comprehensive regulatory filing for cost recovery of certain transmission and distribution capital expenditures.

A qualifying utility electing to use the UTM is permitted to defer all or a portion of the costs associated with its eligible transmission and distribution capital investments placed into service during the period covered by the UTM, including depreciation expense and carrying costs, as a regulatory asset. Texas House Bill 5247 provides that the PUCT must review a UTM filing within 120 days, and if a final order is not issued by the PUCT within 165 days after the UTM filing is submitted, the utility can place the requested rates into effect on a temporary basis and refund or credit against future customer bills any difference between such temporary rates and the final approved rates.
Oncor expects to make its first comprehensive UTM filing in the first half of 2026 with a view toward recovering the costs associated with eligible transmission and distribution investments that were placed into service after December 31, 2024 and that are not currently reflected in rates. In June 2025, Oncor recognized revenues and corresponding regulatory assets for recoverable costs related to UTM-eligible transmission and distribution capital investments that were placed into service from January 1, 2025 through June 30, 2025, including depreciation expense, carrying costs on unrecovered balances and related taxes. Oncor expects to continue recognizing revenues and corresponding regulatory assets as UTM-eligible transmission and distribution capital investments are placed into service.
Sharyland Utilities
On May 1, 2025, Sharyland Utilities filed its 2025 rate case using a test year based on calendar year 2024 with certain adjustments. Sharyland Utilities is seeking a revenue requirement of $55 million, which is an approximately 14% increase over adjusted test-year revenues. Sharyland Utilities is also requesting a rate of return of 7.32%, which is based on a proposed capital structure ratio of 55% debt to 45% equity; a proposed ROE of 10.75%; and a proposed long-term cost of debt of 4.52%. On July 16, 2025, the PUCT filed direct testimony recommending a revenue requirement of $51 million and a rate of return of 6.49%, which is based on a capital structure ratio of 60% debt to 40% equity; an ROE of 9.45%; and a long-term cost of debt of 4.52%. Sharyland Utilities expects to receive an FD in the fourth quarter of 2025, with rates, if approved, going into effect in December 2025.
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
In the six months ended June 30, 2025 and 2024, Sempra Infrastructure distributed $91 million and $203 million, respectively, to its NCI owners, and NCI owners contributed $83 million and $786 million, respectively, to Sempra Infrastructure.
As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, on March 28, 2025, we issued a notice to KKR Pinnacle and ADIA of our intent to pursue a process to sell a portion of our 70% equity interest in SI Partners. We expect to complete the sale in the second or third quarter of 2026, subject to reaching agreement on acceptable pricing and other terms, securing required regulatory and other approvals, finalizing definitive contracts and other factors and considerations.
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
▪reach agreement with project partners or other applicable parties to proceed
▪obtain, modify, and/or maintain permits and regulatory approvals, including LNG export applications to non-FTA countries
▪negotiate, complete and maintain suitable commercial agreements, which may include EPC, tolling, equity acquisition, governance, LNG sales, gas supply and transportation contracts
▪reach a positive final investment decision
With respect to projects under construction, these risks and uncertainties include, in addition to the risks described above as applicable to each project, construction delays, unforeseen design flaws, cost overruns and other construction-related issues.
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
Cameron LNG JV concluded additional value engineering work on the proposed project in December 2024, which improved the overall anticipated value of the project and enabled evaluation of another potential EPC contractor. In collaboration with our partners, we continue to evaluate the results of this work as well as the full scope of the proposed project.
Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the members, including with respect to the equity investment obligation of each member. Expansion of the Cameron LNG Phase 1 facility beyond the first three trains is also subject to certain restrictions and conditions under the JV project financing agreements, including among others, scope restrictions on expansion of the project unless appropriate prior consent is obtained from the existing project lenders. A final investment decision remains subject to, among other things, securing these consents of the members and project lenders, satisfactory conclusion on the EPC process, negotiation and finalization of definitive offtake agreements and completion of all related financing and permitting activities.

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
We have an EPC contract with TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V., to construct the ECA LNG Phase 1 project. We estimate the total price of the EPC contract to be approximately $1.6 billion, with capital expenditures approximating $2.5 billion including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates. We expect the ECA LNG Phase 1 project to reach substantial completion in the spring of 2026 and begin generating revenues from cargoes around that time. We expect sales under the long-term SPAs to begin shortly thereafter in the summer of 2026 when the facility commences commercial operations.
ECA LNG Phase 1 has a loan agreement with a syndicate of external lenders that was set to mature in December 2025 and was originally for an aggregate principal amount of up to $1.3 billion. As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, in July 2025, ECA LNG Phase 1 amended the loan agreement, which included extending the maturity date to December 2027 and increasing the aggregate borrowing capacity to $1.5 billion. At June 30, 2025 and December 31, 2024, $1.2 billion and $1.1 billion, respectively, of borrowings were outstanding under the loan agreement, with a weighted-average interest rate of 7.28% and 7.29%, respectively. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
With respect to the ECA LNG Phase 1 and Phase 2 projects, recent and proposed changes to the Mexican Constitution and certain laws in Mexico and an unfavorable resolution of a land dispute and permit challenges, in each case that we discuss in Note 12 of the Notes to Condensed Consolidated Financial Statements, could have a material adverse effect on the development and construction of these projects.
ECA LNG Phase 2 Project. Sempra Infrastructure is developing a second, large-scale natural gas liquefaction project at the site of its existing ECA Regas Facility. We expect the proposed ECA LNG Phase 2 project to be comprised of two trains and one LNG storage tank and produce approximately 12 Mtpa of export capacity. The ECA Regas Facility currently has firm storage service agreements and nitrogen injection service agreements with Shell México Gas Natural, S. de R.L. de C.V. and SEFE Marketing & Trading México S. de R.L. de C.V. that expire in May 2028 and December 2025, respectively. We expect that future construction of the proposed ECA LNG Phase 2 project would conflict with the current operations at the ECA Regas Facility to the extent those agreements have not expired or have been earlier terminated at the time of such construction.
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

The PA LNG Phase 1 project holds two Clean Air Act, Prevention of Significant Deterioration permits issued by the TCEQ, which we refer to as the “2016 Permit” and the “2022 Permit.” The 2022 Permit also governs emissions for the proposed PA LNG Phase 2 project. In November 2023, a panel of the U.S. Court of Appeals for the Fifth Circuit issued a decision to vacate and remand the 2022 Permit to the TCEQ for additional explanation of the agency’s permit decision. In February 2024, the court withdrew its opinion and referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. In February 2025, the Supreme Court of Texas adopted Port Arthur LNG’s interpretation of the standard. Port Arthur LNG continues to litigate this matter before the U.S. Court of Appeals for the Fifth Circuit, which we expect will apply the standard adopted by the Supreme Court of Texas. The 2022 Permit is effective during the pending litigation. The 2016 Permit was not the subject of, and is unaffected by, the pending litigation of the 2022 Permit. Construction of the PA LNG Phase 1 project is proceeding uninterrupted under existing permits, and we do not currently anticipate the pending litigation to materially impact the PA LNG Phase 1 project cost, schedule or expected commercial operations at this stage.
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
We have an EPC contract with Bechtel to construct the PA LNG Phase 1 project, which has an estimated price of approximately $10.8 billion, including change orders contemplated in project contingency. Estimated capital expenditures for the PA LNG Phase 1 project remain unchanged at approximately $13 billion including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ materially from our estimates, including as a result of the imposition of tariffs. We expect the first and second trains of the PA LNG Phase 1 project to commence commercial operations in 2027 and 2028, respectively.
As we discuss in Note 12 of the Notes to Condensed Consolidated Financial Statements, in April 2025, an incident occurred at the site of the PA LNG Phase 1 project that resulted in the deaths of three Bechtel employees and the injury of two Bechtel employees. OSHA opened inspections with respect to Bechtel and Sempra Infrastructure but has released the site. Bechtel is continuing construction of the PA LNG Phase 1 project while the cause of the incident remains under investigation. In connection with the incident, as of August 4, 2025, there are two complaints outstanding on behalf of 17 plaintiffs. We believe we are entitled to indemnification from Bechtel under Port Arthur LNG’s EPC contract with Bechtel with respect to this incident.
As we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements, SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of June 30, 2025, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
Port Arthur LNG has a seven-year term loan facility for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility for up to $200 million, each of which matures in March 2030. At June 30, 2025, $1.6 billion of borrowings were outstanding under the term loan facility agreement. Proceeds from the loan are being used to finance the cost of construction of the PA LNG Phase 1 project.
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
Sempra Infrastructure has received authorizations from the DOE that permit the export of LNG from the proposed PA LNG Phase 2 project to all current and future FTA and non-FTA countries. In September 2023, the FERC approved the siting, construction and operation of the proposed PA LNG Phase 2 project, which would include the addition of two liquefaction trains.

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
Sempra Infrastructure has entered into a non-binding HOA for a 20-year SPA with Aramco International Gas Holding Co B.V. (Aramco) for 5 Mtpa of LNG offtake from the proposed PA LNG Phase 2 project. The HOA further contemplates Aramco’s 25% participation in the project-level equity of the PA LNG Phase 2 project. Additionally, in July 2025, Sempra Infrastructure entered into a definitive 20-year SPA with JERA Co. Inc. for 1.5 Mtpa of LNG offtake on a free-on-board basis from the proposed PA LNG Phase 2 project, subject to making a positive final investment decision and customary closing conditions.
In July 2024, Sempra Infrastructure entered into an $8.2 billion EPC contract with Bechtel for the proposed PA LNG Phase 2 project. The EPC contract contemplates the construction of two liquefaction trains capable of producing approximately 13 Mtpa, an additional LNG storage tank and marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. In June 2025, we amended and restated the EPC contract to reflect an estimated price of approximately $8.7 billion, subject to adjustments. The price is subject to increase if certain limited notices to proceed and the full notice to proceed are not issued, each by specified dates. We have no obligation to move forward on the EPC contract, and we may release Bechtel to perform portions of the work pursuant to limited notices to proceed.
In June 2025, we issued a limited notice to proceed under the EPC contract, authorizing the performance of discrete portions of work, which is subject to a firm cancelation cap if the EPC contract is subsequently terminated prior to issuance of the full notice to proceed. We expect to work with Bechtel with respect to the ultimate timeline for the project and plan to fully release Bechtel to perform all the work to construct the PA LNG Phase 2 project only after we reach a final investment decision, which we are targeting in 2025, but which is subject to other conditions being met, including obtaining permits, executing definitive agreements for LNG offtake and equity investments, and securing construction funding for the project. Tariffs levied by the U.S. Administration introduce macroeconomic uncertainty, which may affect the business development efforts and timing of the PA LNG Phase 2 project.
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
Energy Networks
Ecogas. As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, in June 2025, management committed to a formal plan to market and sell Ecogas, a natural gas regulated distribution utility that operates in three separate distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico. We expect to complete the sale in the second or third quarter of 2026. As a result of satisfying all applicable criteria, we classified Ecogas’ assets and liabilities as held for sale and ceased depreciation. Successful completion of a sale and the timing of such sale is subject to a number of risks and uncertainties, including reaching agreement on acceptable pricing and other terms, securing required regulatory and other approvals, finalizing definitive contracts and other factors and considerations.
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
The Guaymas-El Oro segment of the Sonora pipeline currently constitutes a Sole Risk Project under the terms of the SI Partners limited partnership agreement, which means that Sempra Infrastructure holds a 100% interest in the project. Sole Risk Projects are separated from other SI Partners projects and are conducted at Sempra’s sole cost, expense and liability and Sempra Infrastructure receives, through the acquisition of Sole Risk Interests, any economic and other benefits from such projects. At June 30, 2025, Sempra Infrastructure had $395 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if, among other things, Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
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
Low Carbon Solutions
Cimarrón Wind. Sempra Infrastructure has made a positive final investment decision on and begun constructing the Cimarrón Wind project, an approximately 320-MW wind generation facility in Baja California, Mexico. Sempra Infrastructure has a 20-year PPA with Silicon Valley Power for the long-term supply of renewable energy to the City of Santa Clara, California. Cimarrón Wind will utilize one of Sempra Infrastructure’s existing cross-border high voltage transmission lines to interconnect and deliver clean energy to the East County substation in San Diego County. We estimate the capital expenditures for the project will be approximately $550 million, including capitalized interest at the project level and project contingency. The actual amount of these capital expenditures may differ substantially from our estimates. We expect the Cimarrón Wind project to begin generating energy in late 2025 and commence commercial operations in the first half of 2026.
Hackberry Carbon Sequestration Project. Sempra Infrastructure is developing the potential Hackberry Carbon Sequestration project near Hackberry, Louisiana, together with TotalEnergies SE, Mitsui & Co., Ltd. and Mitsubishi Corporation. This proposed project is designed to permanently sequester carbon dioxide from the Cameron LNG Phase 1 facility, the proposed Cameron LNG Phase 2 project and potentially other sources. In April 2025, the Louisiana Department of Energy and Natural Resources (LDENR) issued a draft Class VI carbon injection well construction permit and held the required public hearing. We expect the LDENR to issue the final permit in 2025.
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
Regulatory and Other Actions by the Mexican Government
In 2021, the Mexican government amended the LIE and LH to empower Mexican regulators to, among other things, revoke or suspend permits under certain circumstances. In 2024, the Mexican government adopted changes to the Mexican Constitution to reinforce state control over strategic sectors by granting a central role to government entities like the CFE and PEMEX, which have been converted from for-profit state-owned enterprises into federal administrative agencies under SENER. Following these constitutional reforms, in March 2025, the Mexican government adopted energy-related laws (2025 Energy Laws), including the ESL, which repealed the LIE, and the HSL, which repealed the LH. The 2025 Energy Laws increase the government’s control and participation in the energy sector and may create novel challenges for infrastructure development and operations. Like the LIE and LH, the ESL and HSL give Mexican authorities broad discretion to revoke or suspend permits under certain circumstances.
Although the extent of the impact of the 2025 Energy Laws is uncertain, these laws and future implementation of regulations could adversely affect Sempra Infrastructure’s ability to operate its existing assets at their current levels, result in increased costs to Sempra Infrastructure and its customers, adversely impact Sempra Infrastructure’s ability to develop new projects in Mexico, result in decreased revenues and/or cash flows, and negatively impact Sempra Infrastructure’s ability to recover the carrying values of its investments in Mexico, any of which could have a material adverse impact on Sempra’s business, results of operations, financial condition, cash flow and/or prospects.

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of the Registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2025	$2,266	$865	$1,142
2024	2,520	1,056	1,046
Change	$(254)	$(191)	$96

Change in accounts receivable	$(326)	$(184)	$(67)
Change in regulatory accounts, current and noncurrent	(255)	48	(303)
Change in deferred excess capacity sales	(161)	(161)
(Lower) higher net income, adjusted for noncash items included in earnings	(57)	31	6
Change in net margin posted, current and noncurrent	(42)
Change in inventories	(42)	(45)
Higher distributions from Cameron LNG JV	29
Change in GHG obligations, current and noncurrent	52		71
Change in GHG allowances, current and noncurrent	62	58	50
Higher distributions from Oncor Holdings	82
Change in accrued franchise fees	83	68	15
Change in fixed-price contracts and other derivatives, current and noncurrent	149		155
Change in accounts payable	176		143
Other	(4)	(6)	26
	$(254)	$(191)	$96

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2025	$(5,563)	$(1,240)	$(1,045)
2024	(4,168)	(1,206)	(978)
Change	$(1,395)	$(34)	$(67)

Increase in capital expenditures	$(810)	$(36)	$(67)
Higher contributions to Oncor Holdings	(586)
Other	1	2	—
	$(1,395)	$(34)	$(67)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2025	$1,891	$403	$(109)
2024	1,618	166	(60)
Change	$273	$237	$(49)

Higher issuances of long-term debt	$2,226	$254	$593
Change in borrowings and repayments of short-term debt, net	1,499	(417)	714
Lower distributions to NCI	112
Higher common dividends paid	(46)
Higher payments on short-term debt with maturities greater than 90 days	(510)		(700)
Lower issuances of short-term debt with maturities greater than 90 days	(580)		(300)
Lower contributions from NCI	(703)
(Higher) lower payments on long-term debt and finance leases	(1,704)	401	(352)
Other	(21)	(1)	(4)
	$273	$237	$(49)

Capital Expenditures for PP&E and Investments

CAPITAL EXPENDITURES FOR PP&E AND INVESTMENTS
(Dollars in millions)
	Six months ended June 30,
	2025	2024
Sempra:
Sempra California(1)	$2,315	$2,212
Sempra Texas Utilities	971	385
Sempra Infrastructure	2,323	1,619
Segment totals	5,609	4,216
Parent and other	3	1
Total Sempra	$5,612	$4,217
(1)    Includes capital expenditures for PP&E of $1,270 and $1,234 at SDG&E and $1,045 and $978 at SoCalGas for 2025 and 2024, respectively.
We expect capital expenditures for PP&E and investments in 2025 to total $12.1 billion. When (i) including Sempra’s proportionate ownership interest in expected capital expenditures for PP&E at unconsolidated equity method investees while excluding Sempra’s expected capital contributions to those unconsolidated equity method investees and (ii) excluding NCI’s proportionate ownership interest in expected capital expenditures for PP&E at Sempra and at unconsolidated equity method investees, we expect capital expenditures for PP&E in 2025 to total $12.5 billion.
In addition, Oncor anticipates that its capital plan will grow over the 2025 through 2029 period, particularly in the latter years of its five-year capital plan, due to a variety of potential projects and developments, and that such incremental capital expenditures may exceed $12 billion over that period. Changes in Oncor’s capital expenditures plan could result in corresponding changes to our capital expenditures plan based on our ownership interest in Oncor.
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
COMMODITY PRICE RISK
Sempra Infrastructure is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first six months of 2025, a hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $16 million at June 30, 2025 compared to $13 million at December 31, 2024.
The one-day value at risk for SDG&E’s and SoCalGas’ commodity positions were $2 million and $9 million, respectively, at June 30, 2025 compared to $2 million for each at December 31, 2024.
INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	June 30, 2025			December 31, 2024
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$211	$—	$211	$1,454	$417	$1,037
Other	2,074	—	—	562	—	—
Long-term:
Sempra California fixed-rate	$17,909	$9,800	$8,109	$16,309	$8,950	$7,359
Other fixed-rate	16,150	—	—	15,527	—	—
Other variable-rate	1,350	—	—	1,063	—	—
(1)    After the effects of interest rate swaps. Before reductions for unamortized discounts and debt issuance costs and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings attributable to common shares (but disregarding capitalized interest and impacts on equity earnings from debt at our equity method investees) that would result from a hypothetical change in market interest rates. Earnings attributable to common shares are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at June 30, 2025 increased or decreased by 10%, the change in earnings attributable to common shares over the 12-month period ending June 30, 2026 would be approximately $7 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at June 30, 2025, after considering the effects of interest rate swaps, the change in earnings attributable to common shares over the 12-month period ending June 30, 2026 would be approximately $4 million.

FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURE
We discuss our foreign currency exchange rate risk and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At June 30, 2025, there were no significant changes to our exposure to foreign currency exchange rate risk since December 31, 2024.
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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
Our businesses import various materials, including steel and aluminum, and purchase foreign-sourced goods, such as electrical transformers, from domestic distributors. Sempra Infrastructure also generates a material portion of its earnings from LNG exports to customers located outside the U.S., including countries in Asia and Europe. Our ability to continue importing materials and purchasing foreign-sourced goods at competitive prices and making affirmative final investment decisions on LNG and other significant projects in development is subject to a number of risks, including adverse impacts on the affordability of projects in development and under construction due to the imposition of tariffs by the U.S. Administration, and adverse impacts caused by (i) legal and regulatory requirements or limitations imposed by foreign governments, including tariffs, quotas or other trade barriers, sanctions, adverse tax law changes, nationalization, currency restrictions, or import restrictions, and (ii) disruptions or delays in shipments caused by customs compliance or other actions of government agencies.
In 2018, the U.S. imposed tariffs on certain imported steel and aluminum products, as well as tariffs in various ranges on imports from China. Those tariffs remain in effect. Beginning in January 2025, the U.S. Administration has announced a number of new and increased tariffs, both threatened and imposed, including a higher total tariff rate on goods from China and numerous other tariffs on imports from all countries with only limited exclusions. The U.S. Administration has delayed the effectiveness of certain tariffs and tariff rate increases and threatened to accelerate the effectiveness of others. Additionally, the U.S. Administration has expanded the application of the 2018 steel and aluminum tariffs to countries and products that had previously been excluded, including a broad range of derivative products, increased steel and aluminum tariff rates, and imposed tariffs on certain imported copper products. These tariffs have created uncertainty in our business development efforts and for projects currently under construction, and we expect them to impact our businesses’ costs related to construction, pipeline transportation, electricity procurement and financing, among other areas, and increase costs across the LNG value chain. These impacts may result in delays, cost overruns or reduced profitability for our construction and development projects, denials or delays of recovery in rates of higher costs at our regulated utilities, or other adverse effects, any of which could be material.
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

These recent tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, including China’s announcement of a tariff on U.S. LNG. Other foreign governments may also impose trade measures, including reciprocal tariffs, on LNG or other U.S. goods in the future. These tariffs and other trade actions could negatively impact demand for our LNG exports, which would adversely impact our LNG projects and development pipeline.
While the U.S. Administration has announced various trade deals, many such agreements are preliminary and may be subject to change. Certain of the announced deals, including the agreement with the European Union, require further governmental approvals, and certain announced deal terms, including purported commitments by the European Union and Japan to purchase more U.S. energy, are non-binding and subject to voluntary implementation by the private sector. Any disagreement between the U.S. and other countries over the implementation of such trade deals or any failure to obtain required governmental approvals or otherwise reach a final agreement could result in prolonged uncertainty regarding the scope and duration of these trade actions by the U.S. and other countries. Such actions and any resulting economic, financial or geopolitical instability could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.

ITEM 5. OTHER INFORMATION
(a)None.
(b)None.
(c)During the last fiscal quarter, no individual who was at the time a Sempra, SDG&E or SoCalGas director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement with respect to the securities of each such Registrant. As used herein, directors and officers are as defined in Rule 16a-1(f) under the Exchange Act, a Rule 10b5-1 trading arrangement is as defined in Item 408(a) of SEC Regulation S-K, and a non-Rule 10b5-1 trading arrangement is as defined in Item 408(c) of SEC Regulation S-K.

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
Sempra / Southern California Gas Company
4.1	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of May 16, 2025.		8-K	4.1	05/16/25

4.2	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of May 16, 2025.		8-K	4.2	05/16/25

EXHIBIT 10 -- MATERIAL CONTRACTS
Management Contract or Compensatory Plan, Contract or Arrangement
Sempra
10.1	Amended and Restated Severance Pay Agreement between Sempra and Caroline A. Winn, signed July 14, 2025 and effective July 5, 2025.	X

10.2	Severance Pay Agreement between Sempra and Dyan Z. Wold, signed March 8, 2023 and effective March 1, 2023.	X

Sempra / San Diego Gas & Electric Company / Southern California Gas Company

10.3	Form of Sempra 2019 Long-Term Incentive Plan 2025 Time-Based Restricted Stock Unit Award – One Year Award Vest.	X

Sempra / Southern California Gas Company
10.4	Severance Pay Agreement between Sempra and Erin M. Smith, signed March 10, 2023 and effective March 1, 2023.	X

10.5*	Letter Agreement from Southern California Gas Company to Mia DeMontigny dated June 2, 2025.	X

* Portions of the exhibit have been omitted in accordance with applicable SEC rules.

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra
31.1	Certification of Sempra’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra
32.1	Certification of Sempra’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA, (Registrant)

Date: August 7, 2025	By: /s/ Dyan Z. Wold
Dyan Z. Wold
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 7, 2025	By: /s/ Valerie A. Bille
Valerie A. Bille
Senior Vice President, Chief Financial Officer, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 7, 2025	By: /s/ Sara P. Mijares
Sara P. Mijares
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)