Form 10-Q
period 2025-09-30
SEMPRA; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2025-11-05
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		September 30, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	IRS Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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
☐

Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding as of October 31, 2025:

Sempra	652,681,521 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra

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

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
amparo	an extraordinary constitutional appeal governed by Articles 103 and 107 of the Mexican Constitution and filed in Mexican federal court
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Safety, Energy, and Environment)
ASU	Accounting Standards Update
ATM	at-the-market equity offering program pursuant to the Sales Agreement
Bcf	billion cubic feet
Bechtel	Bechtel Energy Inc.
Blackstone	BX Frontier Member I LLC and BX Frontier Member II LLC, collectively
bps	basis points
California ISO adder	an additional 0.50% ROE for participation in the California ISO
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CCA	Community Choice Aggregator
CCM	cost of capital adjustment mechanism
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
CNE	Comisión Nacional de Energía (Mexico’s National Commission of Energy), successor to Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission or CRE)
CODM	chief operating decision maker as defined in Accounting Standards Codification 280
ConocoPhillips	ConocoPhillips Company
Continuation Account	the Wildfire Fund Continuation Account established by the 2025 Wildfire Legislation
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRNCI	contingently redeemable noncontrolling interest
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EPC	engineering, procurement and construction
EPS	earnings per common share
ESL	Mexico’s Electric Sector Law
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FD	final decision
feed gas	natural gas that is provided to be used for processing to produce LNG
FERC	Federal Energy Regulatory Commission
FID	final investment decision
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HOA	Heads of Agreement

GLOSSARY

HSL	Mexico’s Hydrocarbons Sector Law
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IMG	Infraestructura Marina del Golfo
IOU	investor-owned utility
IRS	U.S. Internal Revenue Service
ISO	Independent System Operator
ITC	investment tax credit
JV	joint venture
KKR Denali	KKR Denali Holdco LLC, an affiliate of Kohlberg Kravis Roberts & Co. L.P.
KKR Partners	affiliates of Kohlberg Kravis Roberts & Co. L.P. and indirect co-investor Canada Pension Plan Investment Board, collectively
KKR Pinnacle	KKR Pinnacle Investor L.P., an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LA Fires	the wildfires in Los Angeles County, California, including the Palisades, Eaton and other fires, that burned in January and February of 2025
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LH	Mexico’s Hydrocarbons Law
LIE	Mexico’s Electricity Industry Law
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
O&M	operation and maintenance expense
OBBBA	One Big Beautiful Bill Act of 2025
OCI	other comprehensive income (loss)
OEIS	Office of Energy Infrastructure Safety
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
OSHA	Occupational Safety and Health Administration
Other Sempra	All Sempra consolidated entities, except for SDG&E and SoCalGas
PA2 JVCo	a subsidiary of SI Partners that owns Port Arthur LNG II
PA2 JVCo LLCA	PA2 JVCo’s limited liability company agreement
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PBOP	postretirement benefits other than pension
PEMEX	Petróleos Mexicanos (Mexican state-owned oil company)
PG&E	Pacific Gas & Electric Company
Port Arthur LNG I	Port Arthur LNG, LLC, a subsidiary of SI Partners that owns the PA LNG Phase 1 project
Port Arthur LNG II	Port Arthur LNG Phase II, LLC, a subsidiary of SI Partners that owns the PA LNG Phase 2 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PSEP	Pipeline Safety Enhancement Plan
PUCT	Public Utility Commission of Texas
Registrants	has the meaning set forth in Rule 12b-2 under the Exchange Act and consists of Sempra, SDG&E and SoCalGas for purposes of this report
ROE	return on equity
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.

GLOSSARY

Sales Agreement	ATM Equity Offering Sales Agreement, dated November 6, 2024, among Sempra and Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC (each a sales agent or forward seller) and Barclays Bank PLC, Bank of America, N.A., Citibank, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, or one of their respective affiliates (each a forward purchaser)
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
Sharyland Utilities	Sharyland Utilities, L.L.C.
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation, and, unless otherwise stated or indicated by the context, its consolidated subsidiaries
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate
SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement
SRP	system resiliency plan
Support Agreement	support agreement, dated July 28, 2020 and amended in June 2021, January 2025 and March 2025, between Sempra and Sumitomo Mitsui Banking Corporation
TAG Norte	TAG Norte Holding, S. de R.L. de C.V.
TCEQ	Texas Commission on Environmental Quality
TCJA	Tax Cuts and Jobs Act of 2017
TdM	Termoeléctrica de Mexicali
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TO5 adder refund provision	the provision in the TO5 settlement providing that SDG&E will refund the California ISO adder as of June 1, 2019 if the FERC issues an order ruling that California IOUs are no longer eligible for the California ISO adder
TO6	Electric Transmission Owner Formula Rate, effective June 1, 2025, subject to refund
U.S. GAAP	generally accepted accounting principles in the United States of America
UTM	unified tracker mechanism
VIE	variable interest entity
VREP	Voluntary Retirement Enhancement Program
Wildfire Fund	the fund established pursuant to AB 1054
2019 Wildfire Legislation	AB 1054 and AB 111
2025 Wildfire Legislation	Senate Bill 254
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
Forward-looking statements can be identified by words such as “believe,” “expect,” “intend,” “anticipate,” “contemplate,” “plan,” “estimate,” “project,” “forecast,” “envision,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “construct,” “develop,” “opportunity,” “preliminary,” “pro forma,” “strategic,” “initiative,” “target,” “outlook,” “optimistic,” “poised,” “positioned,” “maintain,” “continue,” “progress,” “advance,” “goal,” “aim,” “commit,” or similar expressions, or when we discuss our guidance, priorities, strategies, goals, vision, mission, projections, intentions or expectations.
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:
▪California wildfires, including potential liability for damages regardless of fault and any inability to recover all or a substantial portion of costs from insurance, the Wildfire Fund and the Continuation Account, rates from customers or a combination thereof
▪decisions, denials of cost recovery, audits, investigations, inquiries, ordered studies, regulations, denials or revocations of permits, consents, approvals or other authorizations, renewals of franchises, and other actions, including the failure to honor contracts and commitments, by the (i) CPUC, CNE, DOE, FERC, IRS, PUCT and other regulatory bodies and (ii) U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries where we do business
▪the success of business development efforts, construction projects, acquisitions, divestitures, and other significant transactions such as the planned sale of a portion of our equity interest in SI Partners, including risks related to, as applicable, (i) being able to reach FID, (ii) negotiating pricing and other terms in definitive contracts, (iii) completing construction projects or other transactions on schedule and budget, (iv) realizing anticipated benefits from any of these efforts if completed, (v) obtaining regulatory and other approvals and (vi) third parties honoring their contracts and commitments, including with respect to closing or post-closing payments
▪changes to our capital expenditure plans and their potential impact on rate base or other growth
▪changes, due to evolving economic, political and other factors, to (i) trade and other foreign policy, including the imposition of tariffs by the U.S. and foreign countries, and (ii) laws and regulations, including those related to tax and the energy industry in the U.S. and Mexico
▪litigation, arbitration, property disputes and other proceedings
▪cybersecurity threats, including by state and state-sponsored actors, of ransomware or other attacks on our systems or the systems of third parties with which we conduct business, including the energy grid or other energy infrastructure
▪the availability, uses, sufficiency, and cost of capital resources and our ability to borrow money or otherwise raise capital on favorable terms and meet our obligations, which can be affected by, among other things, (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook, (ii) instability in the capital markets, and (iii) fluctuating interest rates and inflation
▪the impact on affordability of SDG&E’s and SoCalGas’ customer rates and their cost of capital and on SDG&E’s, SoCalGas’ and Sempra Infrastructure’s ability to pass through higher costs to customers due to (i) volatility in inflation, interest rates and commodity prices and the imposition of tariffs, (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of meeting the demand for lower carbon and reliable energy in California, and (iii) with respect to Sempra Infrastructure’s business, volatility in foreign currency exchange rates
▪the impact of climate policies, laws, rules, regulations, trends and required disclosures, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies, the risk of nonrecovery for stranded assets, and uncertainty related to emerging technologies
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events, such as work stoppages, that disrupt our operations, damage our facilities or systems, cause the release of harmful materials or fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms or insurance or may impact our ability to obtain satisfactory levels of affordable insurance

▪the availability of electric power, natural gas and natural gas storage and transportation capacity, including disruptions caused by failures in the transmission grid or pipeline and storage systems or limitations on the injection and withdrawal of natural gas from storage facilities
▪Oncor’s ability to reduce or eliminate its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪other uncertainties, some of which are difficult to predict and beyond our control
We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(unaudited)
REVENUES
Utilities:
Natural gas	$1,363	$1,195	$5,195	$4,798
Electric	1,260	1,069	3,350	3,269
Energy-related businesses	528	512	1,408	1,360
Total revenues	3,151	2,776	9,953	9,427

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(210)	(99)	(886)	(790)
Cost of electric fuel and purchased power	(122)	18	(265)	(227)
Energy-related businesses cost of sales	(117)	(134)	(321)	(297)
Operation and maintenance	(1,349)	(1,326)	(3,931)	(3,871)
Depreciation and amortization	(662)	(614)	(1,955)	(1,811)
Franchise fees and other taxes	(194)	(175)	(555)	(515)
Other income, net	49	65	199	194
Interest income	17	17	65	47
Interest expense	(403)	(328)	(1,195)	(944)
Income before income taxes and equity earnings	160	200	1,109	1,213
Income tax (expense) benefit	(482)	105	(711)	63
Equity earnings	472	454	1,190	1,235
Net income	150	759	1,588	2,511
Earnings attributable to noncontrolling interests	(55)	(110)	(103)	(325)
Preferred deemed dividends	(11)	—	(11)	—
Preferred dividends	(7)	(11)	(29)	(33)
Preferred dividends of subsidiary	—	—	(1)	(1)
Earnings attributable to common shares	$77	$638	$1,444	$2,152

Basic EPS:
Earnings	$0.12	$1.01	$2.21	$3.40
Weighted-average common shares outstanding	652,948	633,752	652,538	633,342

Diluted EPS:
Earnings	$0.12	$1.00	$2.21	$3.38
Weighted-average common shares outstanding	654,009	638,061	653,420	636,566
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended September 30, 2025 and 2024
2025:
Net income	$577	$(482)	$95	$55	$150
Other comprehensive income (loss):
Foreign currency translation adjustments	5	—	5	3	8
Financial instruments	(14)	1	(13)	(1)	(14)
Pension and other postretirement benefits	12	(1)	11	—	11
Total other comprehensive income	3	—	3	2	5
Comprehensive income	$580	$(482)	$98	$57	$155
2024:
Net income	$544	$105	$649	$110	$759
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	—	(12)	(5)	(17)
Financial instruments	(74)	20	(54)	(171)	(225)
Pension and other postretirement benefits	3	(1)	2	—	2
Total other comprehensive loss	(83)	19	(64)	(176)	(240)
Comprehensive income (loss)	$461	$124	$585	$(66)	$519

	Nine months ended September 30, 2025 and 2024
2025:
Net income	$2,196	$(711)	$1,485	$103	$1,588
Other comprehensive income (loss):
Foreign currency translation adjustments	16	—	16	8	24
Financial instruments	(86)	8	(78)	(13)	(91)
Pension and other postretirement benefits	18	(2)	16	—	16
Total other comprehensive loss	(52)	6	(46)	(5)	(51)
Comprehensive income	2,144	(705)	1,439	98	1,537
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,143	$(705)	$1,438	$98	$1,536
2024:
Net income	$2,123	$63	$2,186	$325	$2,511
Other comprehensive income (loss):
Foreign currency translation adjustments	(25)	—	(25)	(11)	(36)
Financial instruments	(26)	4	(22)	(2)	(24)
Pension and other postretirement benefits	16	(4)	12	—	12
Total other comprehensive loss	(35)	—	(35)	(13)	(48)
Comprehensive income	2,088	63	2,151	312	2,463
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,087	$63	$2,150	$312	$2,462
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2025	2024(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5	$1,565
Restricted cash	2	21
Accounts receivable – trade, net	1,409	1,983
Accounts receivable – other, net	200	397
Due from unconsolidated affiliates	—	13
Income taxes receivable	79	90
Inventories	565	559
Prepaid expenses	247	255
Regulatory assets	500	60
Fixed-price contracts and other derivatives	35	91
Greenhouse gas allowances	200	217
Assets held for sale	28,465	—
Other current assets	19	34
Total current assets	31,726	5,285

Other assets:
Restricted cash	—	3
Regulatory assets	4,298	3,937
Greenhouse gas allowances	1,237	845
Nuclear decommissioning trusts	897	875
Dedicated assets in support of certain benefit plans	585	585
Deferred income taxes	19	172
Right-of-use assets – operating leases	1,219	1,177
Investment in Oncor Holdings	17,038	15,400
Other investments	144	2,534
Goodwill	—	1,602
Other intangible assets	—	292
Wildfire fund	250	262
Other long-term assets	1,155	1,749
Total other assets	26,842	29,433

Property, plant and equipment:
Property, plant and equipment	65,951	80,397
Less accumulated depreciation and amortization	(17,600)	(18,960)
Property, plant and equipment, net	48,351	61,437
Total assets	$106,919	$96,155
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2025	2024(1)
	(unaudited)
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term debt	$1,833	$2,016
Accounts payable – trade	1,301	2,238
Accounts payable – other	219	208
Due to unconsolidated affiliates	17	—
Dividends and interest payable	910	773
Accrued compensation and benefits	486	558
Regulatory liabilities	4	141
Mandatorily redeemable preferred stock	900	—
Current portion of long-term debt and finance leases	1,875	2,274
Greenhouse gas obligations	200	217
Liabilities held for sale	11,175	—
Other current liabilities	1,068	1,251
Total current liabilities	19,988	9,676

Long-term debt and finance leases	28,985	31,558

Deferred credits and other liabilities:
Due to unconsolidated affiliates	—	352
Regulatory liabilities	4,027	3,817
Greenhouse gas obligations	947	506
Pension and other postretirement benefit plan obligations, net of plan assets	127	168
Deferred income taxes	6,105	5,845
Asset retirement obligations	3,781	3,737
Deferred credits and other	2,740	2,708
Total deferred credits and other liabilities	17,727	17,133

Commitments and contingencies (Note 13)

Contingently redeemable noncontrolling interest	1,933	—

Equity:
Preferred stock (50,000,000 shares authorized; 900,000 shares of series C outstanding at December 31, 2024)	—	889
Common stock (1,125,000,000 shares authorized; 652,525,871 and 650,629,876 shares outstanding at September 30, 2025 and December 31, 2024, respectively; no par value)	14,203	13,520
Retained earnings	17,161	16,979
Accumulated other comprehensive income (loss)	(212)	(166)
Total Sempra shareholders’ equity	31,152	31,222
Preferred stock of subsidiary	20	20
Other noncontrolling interests	7,114	6,546
Total equity	38,286	37,788
Total liabilities, contingently redeemable noncontrolling interest, and equity	$106,919	$96,155
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,588	$2,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,955	1,811
Deferred income taxes and investment tax credits	558	(223)
Equity earnings	(1,190)	(1,235)
Share-based compensation expense	25	63
Fixed-price contracts and other derivatives	133	11
Bad debt expense	109	149
Other	3	7
Net change in working capital components	(745)	55
Distributions from investments	828	654
Changes in other noncurrent assets and liabilities, net	112	(261)
Net cash provided by operating activities	3,376	3,542

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(7,201)	(5,765)
Expenditures for investments	(1,492)	(588)
Purchases of nuclear decommissioning and other trust assets	(746)	(658)
Proceeds from sales of nuclear decommissioning and other trust assets	831	704
Other	3	11
Net cash used in investing activities	(8,605)	(6,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(1,195)	(1,121)
Preferred dividends paid	(22)	(22)
Issuances of common stock	26	26
Repurchases of common stock	(58)	(41)
Issuances of debt (maturities greater than 90 days)	8,892	6,437
Payments on debt (maturities greater than 90 days) and finance leases	(4,142)	(2,216)
Decrease in short-term debt, net	(170)	(929)
Advances from unconsolidated affiliates	96	85
Contributions from contingently redeemable noncontrolling interest, net of transaction costs	3,212	—
Proceeds from investor equity subscription	106	—
Contributions from noncontrolling interests	137	1,121
Distributions to noncontrolling interests	(131)	(235)
Other	(90)	(39)
Net cash provided by financing activities	6,661	3,066

Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(11)

Increase in cash, cash equivalents and restricted cash	1,436	301
Cash, cash equivalents and restricted cash, January 1	1,589	389
Cash, cash equivalents and restricted cash, September 30	$3,025	$690
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Nine months ended September 30,
	2025	2024
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$940	$814
Income tax payments, net of refunds	339	272

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued interest receivable capitalized to note receivable	$13	$13
Repayments of advances from unconsolidated affiliate in lieu of distributions	45	62
Accrued capital expenditures for PP&E	1,619	1,059
Increase (decrease) in ARO capitalized to PP&E	59	(9)
Increase in finance lease obligations capitalized to PP&E	41	27
Unamortized debt issuance costs reclassified from noncurrent asset to long-term debt	49	2
Redemption of preferred stock	900	—
Preferred deemed dividends	(11)	—
Preferred dividends declared but not paid	18	22
Common dividends declared but not paid	421	392
Common dividends issued in stock	39	40
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)
	CRNCI	Preferred stock	Common stock	Retained earnings	AOCI	Sempra shareholders' equity	NCI	Total equity
	(unaudited)
	Three months ended September 30, 2025
Balance at June 30, 2025	$—	$889	$13,518	$17,505	$(215)	$31,697	$6,599	$38,296
Net income				95		95	55	150
Other comprehensive income					3	3	2	5
Share-based compensation expense			14			14		14
Dividends declared:
Series C preferred stock ($12.19/share)				(7)		(7)		(7)
Common stock ($0.65/share)				(421)		(421)		(421)
Redemption of preferred stock		(900)				(900)		(900)
Preferred deemed dividends		11		(11)		—		—
Issuances of common stock			20			20		20
CRNCI and NCI activities:
Contributions from CRNCI	3,166
Investor equity subscription	76		16			16	9	25
Allocation of interests	(1,309)		635			635	455	1,090
Contributions from NCI							54	54
Distributions to NCI							(40)	(40)
Balance at September 30, 2025	$1,933	$—	$14,203	$17,161	$(212)	$31,152	$7,134	$38,286

	Three months ended September 30, 2024
Balance at June 30, 2024		$889	$12,250	$16,461	$(121)	$29,479	$5,940	$35,419
Net income				649		649	110	759
Other comprehensive loss					(64)	(64)	(176)	(240)
Share-based compensation expense			22			22		22
Dividends declared:
Series C preferred stock ($12.19/share)				(11)		(11)		(11)
Common stock ($0.62/share)				(392)		(392)		(392)
Issuances of common stock			21			21		21
Repurchases of common stock			(1)			(1)		(1)
Noncontrolling interest activities:
Contributions							335	335
Distributions							(32)	(32)
Balance at September 30, 2024		$889	$12,292	$16,707	$(185)	$29,703	$6,177	$35,880
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Dollars in millions)
	CRNCI	Preferred stock	Common stock	Retained earnings	AOCI	Sempra shareholders’ equity	NCI	Total equity
	(unaudited)
	Nine months ended September 30, 2025
Balance at December 31, 2024	$—	$889	$13,520	$16,979	$(166)	$31,222	$6,566	$37,788
Net income				1,485		1,485	103	1,588
Other comprehensive loss					(46)	(46)	(5)	(51)
Share-based compensation expense			25			25		25
Dividends declared:
Series C preferred stock ($36.57/share)				(29)		(29)		(29)
Common stock ($1.94/share)				(1,262)		(1,262)		(1,262)
Redemption of preferred stock		(900)				(900)		(900)
Preferred deemed dividends		11		(11)		—		—
Preferred dividends of subsidiary				(1)		(1)		(1)
Issuances of common stock			65			65		65
Repurchases of common stock			(58)			(58)		(58)
CRNCI and NCI activities:
Contributions from CRNCI	3,166
Investor equity subscription	76		16			16	9	25
Allocation of interests	(1,309)		635			635	455	1,090
Contributions from NCI							137	137
Distributions to NCI							(131)	(131)
Balance at September 30, 2025	$1,933	$—	$14,203	$17,161	$(212)	$31,152	$7,134	$38,286
	Nine months ended September 30, 2024
Balance at December 31, 2023		$889	$12,204	$15,732	$(150)	$28,675	$4,979	$33,654
Net income				2,186		2,186	325	2,511
Other comprehensive loss					(35)	(35)	(13)	(48)
Share-based compensation expense			63			63		63
Dividends declared:
Series C preferred stock ($36.57/share)				(33)		(33)		(33)
Common stock ($1.86/share)				(1,177)		(1,177)		(1,177)
Preferred dividends of subsidiary				(1)		(1)		(1)
Issuances of common stock			66			66		66
Repurchases of common stock			(41)			(41)		(41)
Noncontrolling interest activities:
Contributions							1,121	1,121
Distributions							(235)	(235)
Balance at September 30, 2024		$889	$12,292	$16,707	$(185)	$29,703	$6,177	$35,880
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(unaudited)
Operating revenues:
Electric	$1,264	$1,073	$3,362	$3,282
Natural gas	216	170	800	695
Total operating revenues	1,480	1,243	4,162	3,977
Operating expenses:
Cost of electric fuel and purchased power	135	(5)	314	277
Cost of natural gas	44	38	175	177
Operation and maintenance	451	420	1,294	1,254
Depreciation and amortization	334	308	977	910
Franchise fees and other taxes	116	106	324	301
Total operating expenses	1,080	867	3,084	2,919
Operating income	400	376	1,078	1,058
Other income, net	32	30	103	86
Interest income	—	1	2	5
Interest expense	(141)	(131)	(415)	(390)
Income before income taxes	291	276	768	759
Income tax benefit (expense)	33	(15)	12	(89)
Net income/Earnings attributable to common shares	$324	$261	$780	$670
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2025 and 2024
2025:
Net income/Comprehensive income	$291	$33	$324
2024:
Net income/Comprehensive income	$276	$(15)	$261

	Nine months ended September 30, 2025 and 2024
2025:
Net income/Comprehensive income	$768	$12	$780
2024:
Net income/Comprehensive income	$759	$(89)	$670
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2025	2024(1)
	(unaudited)
ASSETS
Current assets:
Accounts receivable – trade, net	$849	$774
Accounts receivable – other, net	120	89
Due from unconsolidated affiliates	13	—
Income taxes receivable, net	33	27
Inventories	263	202
Prepaid expenses	156	139
Regulatory assets	213	16
Greenhouse gas allowances	26	27
Other current assets	28	27
Total current assets	1,701	1,301

Other assets:
Regulatory assets	2,419	2,024
Greenhouse gas allowances	283	272
Nuclear decommissioning trusts	897	875
Right-of-use assets – operating leases	1,061	795
Wildfire fund	250	262
Other long-term assets	135	133
Total other assets	5,045	4,361

Property, plant and equipment:
Property, plant and equipment	34,674	33,162
Less accumulated depreciation and amortization	(8,581)	(8,051)
Property, plant and equipment, net	26,093	25,111
Total assets	$32,839	$30,773
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2025	2024(1)
	(unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term debt	$27	$417
Accounts payable	811	742
Due to unconsolidated affiliates	65	59
Interest payable	138	84
Accrued compensation and benefits	165	175
Accrued franchise fees	71	54
Regulatory liabilities	3	75
Current portion of long-term debt and finance leases	796	42
Greenhouse gas obligations	26	27
Asset retirement obligations	101	97
Other current liabilities	273	215
Total current liabilities	2,476	1,987

Long-term debt and finance leases	10,086	10,018

Deferred credits and other liabilities:
Regulatory liabilities	2,891	2,701
Greenhouse gas obligations	119	62
Pension obligation, net of plan assets	38	28
Deferred income taxes	3,376	3,211
Asset retirement obligations	793	803
Deferred credits and other	1,716	1,399
Total deferred credits and other liabilities	8,933	8,204

Commitments and contingencies (Note 13)

Shareholder’s equity:
Preferred stock (45,000,000 shares authorized; none issued)	—	—
Common stock (255,000,000 shares authorized; 116,583,358 shares outstanding; no par value)	1,660	1,660
Retained earnings	9,696	8,916
Accumulated other comprehensive income (loss)	(12)	(12)
Total shareholder’s equity	11,344	10,564
Total liabilities and shareholder's equity	$32,839	$30,773
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$780	$670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	977	910
Deferred income taxes and investment tax credits	(26)	94
Bad debt expense	39	46
Other	(1)	(19)
Net change in working capital components	(321)	(204)
Changes in noncurrent assets and liabilities, net	(105)	(54)
Net cash provided by operating activities	1,343	1,443

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,811)	(1,838)
Purchases of nuclear decommissioning trust assets	(672)	(605)
Proceeds from sales of nuclear decommissioning trust assets	709	639
Other	12	11
Net cash used in investing activities	(1,762)	(1,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	—	(225)
Issuances of debt (maturities greater than 90 days)	848	594
Payments on debt (maturities greater than 90 days) and finance leases	(32)	(432)
(Decrease) increase in short-term debt, net	(390)	384
Debt issuance costs	(7)	(6)
Net cash provided by financing activities	419	315

Decrease in cash and cash equivalents	—	(35)
Cash and cash equivalents, January 1	—	50
Cash and cash equivalents, September 30	$—	$15

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$355	$348
Income tax payments, net of refunds	23	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$206	$214
Increase in finance lease obligations capitalized to PP&E	8	8
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
	(unaudited)
	Three months ended September 30, 2025
Balance at June 30, 2025	$1,660	$9,372	$(12)	$11,020
Net income		324		324
Balance at September 30, 2025	$1,660	$9,696	$(12)	$11,344

	Three months ended September 30, 2024
Balance at June 30, 2024	$1,660	$8,659	$(8)	$10,311
Net income		261		261
Dividends declared:
Common stock ($1.93/share)		(225)		(225)
Balance at September 30, 2024	$1,660	$8,695	$(8)	$10,347

	Nine months ended September 30, 2025
Balance at December 31, 2024	$1,660	$8,916	$(12)	$10,564
Net income		780		780
Balance at September 30, 2025	$1,660	$9,696	$(12)	$11,344

	Nine months ended September 30, 2024
Balance at December 31, 2023	$1,660	$8,250	$(8)	$9,902
Net income		670		670
Dividends declared:
Common stock ($1.93/share)		(225)		(225)
Balance at September 30, 2024	$1,660	$8,695	$(8)	$10,347
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(unaudited)

Operating revenues	$1,181	$1,054	$4,469	$4,168
Operating expenses:
Cost of natural gas	182	82	749	661
Operation and maintenance	623	678	2,002	1,998
Depreciation and amortization	257	228	750	675
Franchise fees and other taxes	74	66	215	200
Total operating expenses	1,136	1,054	3,716	3,534
Operating income	45	—	753	634
Other (expense) income, net	(3)	13	37	73
Interest income	2	3	5	7
Interest expense	(93)	(82)	(272)	(237)
(Loss) income before income taxes	(49)	(66)	523	477
Income tax benefit (expense)	95	52	51	(1)
Net income (loss)	46	(14)	574	476
Preferred dividends	—	—	(1)	(1)
Earnings (losses) attributable to common shares	$46	$(14)	$573	$475
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2025 and 2024
2025:
Net (loss) income	$(49)	$95	$46
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	7	(2)	5
Total other comprehensive income	8	(2)	6
Comprehensive (loss) income	$(41)	$93	$52
2024:
Net loss/Comprehensive loss	$(66)	$52	$(14)

	Nine months ended September 30, 2025 and 2024
2025:
Net income	$523	$51	$574
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	10	(2)	8
Total other comprehensive income	11	(2)	9
Comprehensive income	$534	$49	$583
2024:
Net income	$477	$(1)	$476
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	2	—	2
Comprehensive income	$479	$(1)	$478
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2025	2024(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$12
Accounts receivable – trade, net	560	932
Accounts receivable – other, net	73	71
Due from unconsolidated affiliates	2	16
Inventories	302	287
Regulatory assets	287	42
Greenhouse gas allowances	174	176
Other current assets	115	71
Total current assets	1,513	1,607

Other assets:
Regulatory assets	1,855	1,844
Greenhouse gas allowances	954	526
Right-of-use assets – operating leases	9	18
Other long-term assets	608	609
Total other assets	3,426	2,997

Property, plant and equipment:
Property, plant and equipment	30,525	29,084
Less accumulated depreciation and amortization	(8,811)	(8,330)
Property, plant and equipment, net	21,714	20,754
Total assets	$26,653	$25,358
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2025	2024(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$411	$1,037
Accounts payable – trade	488	752
Accounts payable – other	174	158
Due to unconsolidated affiliates	62	38
Accrued compensation and benefits	221	245
Contributions in aid of construction	172	117
Regulatory liabilities	1	64
Current portion of long-term debt and finance leases	530	373
Greenhouse gas obligations	174	176
Asset retirement obligations	82	91
Other current liabilities	436	334
Total current liabilities	2,751	3,385

Long-term debt and finance leases	7,622	7,031

Deferred credits and other liabilities:
Regulatory liabilities	1,136	1,115
Greenhouse gas obligations	828	410
Pension obligation, net of plan assets	17	45
Deferred income taxes	2,193	2,005
Asset retirement obligations	2,986	2,839
Deferred credits and other	377	367
Total deferred credits and other liabilities	7,537	6,781

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock (11,000,000 shares authorized; 862,043 shares outstanding)	22	22
Common stock (100,000,000 shares authorized; 91,300,000 shares outstanding; no par value)	2,316	2,316
Retained earnings	6,423	5,850
Accumulated other comprehensive income (loss)	(18)	(27)
Total shareholders’ equity	8,743	8,161
Total liabilities and shareholders’ equity	$26,653	$25,358
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$574	$476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	750	675
Deferred income taxes and investment tax credits	(82)	4
Bad debt expense	43	70
Other	(10)	(21)
Net change in working capital components	(110)	321
Changes in noncurrent assets and liabilities, net	261	(155)
Net cash provided by operating activities	1,426	1,370

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,523)	(1,491)
Net cash used in investing activities	(1,523)	(1,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Issuances of debt (maturities greater than 90 days)	1,090	1,594
Payments on debt (maturities greater than 90 days) and finance leases	(1,069)	(517)
Increase (decrease) in short-term debt, net	74	(946)
Debt issuance costs	(9)	(9)
Net cash provided by financing activities	85	121

Decrease in cash and cash equivalents	(12)	—
Cash and cash equivalents, January 1	12	2
Cash and cash equivalents, September 30	$—	$2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$222	$189
Income tax payments, net of refunds	58	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$244	$265
Increase in finance lease obligations capitalized to PP&E	33	19
Increase (decrease) in ARO capitalized to PP&E	59	(9)
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended September 30, 2025
Balance at June 30, 2025	$22	$2,316	$6,377	$(24)	$8,691
Net income			46		46
Other comprehensive income				6	6
Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at September 30, 2025	$22	$2,316	$6,423	$(18)	$8,743

	Three months ended September 30, 2024
Balance at June 30, 2024	$22	$2,316	$5,584	$(21)	$7,901
Net loss			(14)		(14)
Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at September 30, 2024	$22	$2,316	$5,570	$(21)	$7,887

	Nine months ended September 30, 2025
Balance at December 31, 2024	$22	$2,316	$5,850	$(27)	$8,161
Net income			574		574
Other comprehensive income				9	9
Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Balance at September 30, 2025	$22	$2,316	$6,423	$(18)	$8,743

	Nine months ended September 30, 2024
Balance at December 31, 2023	$22	$2,316	$5,095	$(23)	$7,410
Net income			476		476
Other comprehensive income				2	2
Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Balance at September 30, 2024	$22	$2,316	$5,570	$(21)	$7,887
See Notes to Condensed Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL INFORMATION AND OTHER FINANCIAL DATA
PRINCIPLES OF CONSOLIDATION
Sempra
Sempra’s Condensed Consolidated Financial Statements include the accounts of Sempra, a California-based holding company, and its consolidated entities, which invest in, develop and operate energy infrastructure in North America, and provide electric and gas services to customers. Sempra has three operating and reportable segments, which we describe in Note 14. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
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
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after September 30, 2025 through the date the financial statements were issued and, in the opinion of management, the accompanying financial statements reflect all adjustments and disclosures necessary for a fair presentation.
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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at September 30, 2025 and December 31, 2024. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,116 million and $1,138 million at September 30, 2025 and December 31, 2024, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.

Other Sempra
Oncor Holdings
Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which is $17,038 million and $15,400 million at September 30, 2025 and December 31, 2024, respectively.
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment is $1,198 million, of which $1,181 million is classified as held for sale (see Note 6), at September 30, 2025 and $1,149 million at December 31, 2024. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 13.
CFIN
As we discuss in Note 13, in July 2020, Sempra entered into a Support Agreement for the benefit of CFIN, which is a VIE. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of CFIN, including modification, prepayment, and refinance decisions related to the financing arrangement with external lenders and Cameron LNG JV’s four project owners as well as the ability to determine and enforce remedies in the event of default. The conditional obligations of the Support Agreement represent a variable interest that we measure at fair value on a recurring basis (see Note 9). Sempra’s maximum exposure to loss under the terms of the Support Agreement is $979 million, which we discuss in Note 13.
Other VIEs
ECA LNG Phase 1, Port Arthur LNG I and Port Arthur LNG II are VIEs because their total equity at risk is not sufficient to finance their activities without additional subordinated financial support. We expect that these entities will require future capital contributions or other financial support to finance the construction of their respective liquefaction facilities. Sempra is the primary beneficiary of these VIEs because we have the power to direct the activities that most significantly impact their economic performance, including construction and future operation and maintenance of the facilities. As a result, we consolidate these VIEs.
Sempra consolidated $14,130 million and $8,177 million of assets at September 30, 2025 and December 31, 2024, respectively, consisting primarily of PP&E, net, and restricted cash attributable to these VIEs that could be used only to settle obligations of these VIEs and that are not available to settle obligations of Sempra, and $5,288 million and $2,664 million of liabilities at September 30, 2025 and December 31, 2024, respectively, consisting primarily of long-term debt and accounts payable attributable to these VIEs for which creditors do not have recourse to the general credit of Sempra. At September 30, 2025, these assets and liabilities are classified as held for sale (see Note 6).
Additionally, IEnova and TotalEnergies SE have provided guarantees for repayment of up to $1,226 million and $305 million, respectively, plus accrued and unpaid interest, of the loan facility supporting construction of the ECA LNG Phase 1 project (see Note 7). Both SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion (see Note 11). SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. SI Partners has committed to fund up to $7.8 billion to PA2 JVCo to support its share of the budgeted PA LNG Phase 2 project construction costs, while Blackstone has committed to fund $7.0 billion (see Note 10). SI Partners has also provided a guarantee for repayment of the $300 million credit facility supporting construction of the PA LNG Phase 2 project (see Note 7).

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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	September 30, 2025	December 31, 2024
Sempra:
Cash and cash equivalents	$5	$1,565
Restricted cash, current	2	21
Restricted cash, noncurrent	—	3
Assets held for sale	3,018	—
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$3,025	$1,589
Restricted cash of $2.9 billion that is classified as held for sale at September 30, 2025 includes the following:
▪certain funds at Port Arthur LNG I for which withdrawals and usage are dictated by its debt agreements
▪certain funds at Port Arthur LNG II for which withdrawals and usage are dictated by the PA2 JVCo LLCA
▪funds denominated in U.S. dollars and Mexican pesos to pay for rights-of-way and other costs pursuant to certain agreements related to pipeline projects

CREDIT LOSSES
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

Changes in allowances for credit losses for trade receivables, other receivables and a note receivable are as follows:

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2025	2024
Sempra:
Allowances for credit losses at January 1	$519	$539
Provisions for expected credit losses(1)	106	148
Write-offs(1)	(147)	(169)
Reclassification to assets held for sale	(134)	—
Allowances for credit losses at September 30	$344	$518
SDG&E:
Allowances for credit losses at January 1	$114	$144
Provisions for expected credit losses	40	46
Write-offs	(61)	(63)
Allowances for credit losses at September 30	$93	$127
SoCalGas:
Allowances for credit losses at January 1	$285	$331
Provisions for expected credit losses	42	70
Write-offs	(80)	(107)
Allowances for credit losses at September 30	$247	$294
(1)    Includes activities within the disposal group that is held for sale.
Allowances for credit losses related to trade receivables, other receivables and a note receivable are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	September 30,	December 31,
	2025	2024
Sempra:
Accounts receivable – trade, net	$270	$447
Accounts receivable – other, net	53	53
Other long-term assets(1)(2)	21	19
Total allowances for credit losses	$344	$519
SDG&E:
Accounts receivable – trade, net	$61	$81
Accounts receivable – other, net	27	25
Other long-term assets(1)	5	8
Total allowances for credit losses	$93	$114
SoCalGas:
Accounts receivable – trade, net	$209	$251
Accounts receivable – other, net	26	28
Other long-term assets(1)	12	6
Total allowances for credit losses	$247	$285
(1)    In January 2024, the CPUC directed SDG&E and SoCalGas to offer long-term repayment plans to eligible residential customers with past-due balances.
(2)    At September 30, 2025 and December 31, 2024, includes $4 and $5, respectively, of expected credit losses on an interest-bearing promissory note due from KKR Pinnacle.
Off-Balance Sheet Credit Exposures
We are exposed to credit losses from off-balance sheet arrangements through Sempra’s guarantees, which we discuss in Note 13. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on our off-balance sheet arrangements based on external credit ratings, published default rate studies and the maturity date of the arrangements. On Sempra’s Condensed Consolidated Balance Sheets, expected credit losses of $5 million are included in Deferred Credits and Other at both September 30, 2025 and December 31, 2024, and $3 million are included in Liabilities Held for Sale at September 30, 2025.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at the Registrants in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	September 30, 2025	December 31, 2024
Sempra:
Tax sharing agreement with Oncor Holdings	$—	$8
Various affiliates	—	5
Total due from unconsolidated affiliates – current(1)	$—	$13

Tax sharing arrangement with Oncor Holdings	$(17)	$—
Total due to unconsolidated affiliates – current	$(17)	$—

TAG Pipelines Norte, S. de R.L. de C.V.(2):
5.5% Note due January 14, 2026	$—	$(8)
5.5% Note due July 14, 2026	—	(12)
5.5% Note due January 19, 2027	—	(15)
5.5% Note due July 21, 2027	—	(19)
5.5% Note due January 19, 2028	—	(48)
5.5% Note due July 18, 2028	—	(41)
TAG Norte – 5.74% Note due December 17, 2029(2)	—	(209)
Total due to unconsolidated affiliates – noncurrent(1)	$—	$(352)
SDG&E:
SoCalGas	$13	$—
Total due from unconsolidated affiliates – current	$13	$—

Sempra	$(57)	$(42)
SoCalGas	—	(14)
Various affiliates	(8)	(3)
Total due to unconsolidated affiliates – current	$(65)	$(59)

Income taxes due from Sempra(3)	$46	$38
SoCalGas:
SDG&E	$—	$14
Various affiliates	2	2
Total due from unconsolidated affiliates – current	$2	$16

Sempra	$(49)	$(38)
SDG&E	(13)	—
Total due to unconsolidated affiliates – current	$(62)	$(38)

Income taxes due from (to) Sempra(3)	$20	$(6)
(1)     At September 30, 2025, $3 due from unconsolidated affiliates is classified as Assets Held For Sale and $417 due to unconsolidated affiliates is classified as Liabilities Held For Sale on the Sempra Condensed Consolidated Balance Sheet.
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

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sempra:
Revenues	$9	$11	$26	$31
Interest expense	4	5	13	12
SDG&E:
Revenues	$6	$6	$17	$17
Cost of sales	35	36	103	111
SoCalGas:
Revenues	$47	$43	$128	$124
Cost of sales(1)	(2)	(2)	(3)	(5)
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provides guarantees to certain unconsolidated affiliates, which we discuss in Note 13.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	September 30, 2025(1)	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Natural gas	$162	$163	$2	$1	$160	$148
LNG	—	27	—	—	—	—
Materials and supplies	403	369	261	201	142	139
Total	$565	$559	$263	$202	$302	$287
(1)    Total inventories of $103 is classified as Assets Held For Sale on the Sempra Condensed Consolidated Balance Sheet, which consists of $10 of natural gas, $11 of LNG and $82 of materials and supplies.

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $585 million at both September 30, 2025 and December 31, 2024.

WILDFIRE FUND AND CONTINUATION ACCOUNT
2019 Wildfire Legislation
In July 2019, the 2019 Wildfire Legislation was signed into law to address certain issues related to catastrophic wildfires in California and their impact on electric IOUs through the establishment of the Wildfire Fund. We discuss the 2019 Wildfire Legislation and related Wildfire Fund further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E expects to submit its request to the OEIS for its annual wildfire safety certification in December 2025. OEIS will have until March 2026 to issue the certification or provide written notice explaining why additional time is needed. SDG&E’s existing certification remains valid until this pending request is resolved.

Wildfire Fund Asset
At September 30, 2025, the carrying value of SDG&E’s Wildfire Fund asset totaled $264 million.
SDG&E recognizes a reduction of its Wildfire Fund asset and records a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from any of the participating IOUs. Wildfire claims that are recoverable from the Wildfire Fund, net of anticipated or actual reimbursement to the Wildfire Fund by the responsible IOU, decrease the Wildfire Fund asset and remaining available coverage. SDG&E periodically evaluates the estimated period of benefit of the Wildfire Fund asset based on actual experience and changes in assumptions, including relying on publicly disclosed wildfire-related losses incurred by the other participating IOUs.
In October 2025, a participating IOU publicly disclosed that it has received, or expects to receive, approximately $1.2 billion in aggregate reimbursements from the Wildfire Fund for eligible claims related to wildfires that occurred in 2019 and 2021. In the three months and nine months ended September 30, 2025, SDG&E reduced its Wildfire Fund asset by recording $2 million of accelerated amortization in O&M on Sempra’s and SDG&E’s Condensed Consolidated Statements of Operations.
Also in October 2025, another participating IOU publicly disclosed its intent to seek reimbursement from the Wildfire Fund for losses incurred and expected to be incurred in connection with a wildfire that remains under investigation, and for which the cause has not yet been conclusively determined. The administrator of the Wildfire Fund has confirmed that this wildfire qualifies as a “covered wildfire” for purposes of accessing the fund. The participating IOU has stated that it is currently unable to reasonably estimate a range of potential losses associated with this event. Accordingly, SDG&E is unable to estimate a range of potential loss resulting from any reduction in available coverage from the Wildfire Fund.
2025 Wildfire Legislation
In September 2025, the 2025 Wildfire Legislation was signed into law. The 2025 Wildfire Legislation established, among other things, the Continuation Account, a new state-administered account with up to $18.0 billion of additional liquidity to reimburse catastrophic wildfire-related claims incurred by large California electric IOUs, including SDG&E, if the Wildfire Fund is depleted. The 2025 Wildfire Legislation preserves key elements of the 2019 Wildfire Legislation, including cost recovery standards and requirements, a cap on liability in the event of a finding of imprudence by the CPUC, and continued access to wildfire claims liquidity through the new Continuation Account.
The Continuation Account will become operative if, prior to December 31, 2028, either (i) the Wildfire Fund’s administrator projects that the original Wildfire Fund will be depleted, or (ii) a participating electric IOU notifies the Wildfire Fund’s administrator that it anticipates more than $1.0 billion in eligible claims in a single coverage year for one or more wildfires that ignite after September 19, 2025, the effective date of the 2025 Wildfire Legislation. All of California’s large electric IOUs, including SDG&E, have elected to participate in the Continuation Account.
If the Continuation Account becomes operative, it would be funded with a combination of ratepayer and electric IOU shareholder contributions. Ratepayer contributions totaling $9.0 billion would be financed through new bonds to be issued by the California Department of Water Resources and secured by the extension of an existing Wildfire Fund-related non-bypassable ratepayer charge from 2036-2045, subject to a determination by the CPUC that the extension is just and reasonable. Electric IOU shareholder contributions totaling $5.1 billion would be obtained through fixed annual contributions of $300 million from 2029 through 2045, plus an additional $3.9 billion in contingent shareholder contributions payable in annual installments of $780 million if the Wildfire Fund’s administrator determines there is additional need, subject to a potential ratepayer credit of 50% of the amount of any remaining contingent contribution installments if the Wildfire Fund’s administrator terminates the Continuation Account prior to their collection. SDG&E’s proportionate share of the aggregate shareholder contribution amount through 2045 is expected to be $387 million, comprising (i) $219.3 million of fixed contributions of $12.9 million annually for 17 years, and (ii) $167.7 million of contingent contributions of $33.5 million annually for five years.

Only claims arising from wildfires that ignited on or after September 19, 2025 in excess of the greater of $1.0 billion or the amount of insurance coverage required by the Wildfire Fund’s administrator are eligible for reimbursement from the Continuation Account. As with the 2019 Wildfire Legislation, for participating electric IOUs that have received a safety certification, reimbursements to the Continuation Account with electric IOU shareholder contributions are not required if a CPUC reasonableness review, conducted under the prudency standards established by the 2019 Wildfire Legislation, results in a finding that the participating IOU acted prudently. Reimbursements to the Continuation Account with electric IOU shareholder contributions are required for wildfire liabilities deemed imprudently incurred, but the amount of the reimbursement is subject to a cap if the Continuation Account is not otherwise depleted. The applicable participating electric IOU may credit its shareholder contributions to the Continuation Account against required reimbursements, subject to a cap equal to the lesser of (i) the disallowed costs, or (ii) 20% of the electric IOU’s total transmission and distribution equity rate base for the year of ignition of the applicable wildfire, less (a) prior reimbursements by the electric IOU for any covered wildfire-related disallowances within three years before the date of ignition of the applicable wildfire, and (b) any unused shareholder contributions by the electric IOU not already credited. SDG&E’s current estimated cap, which will vary over time, is approximately $1.4 billion based on its 2024 transmission and distribution equity rate base.
As with the 2019 Wildfire Legislation, participating electric IOUs are not permitted to earn an equity return on a certain amount of capital investments supporting wildfire risk mitigation. The 2025 Wildfire Legislation establishes this amount as $6.0 billion of wildfire risk mitigation capital investments authorized by the CPUC after January 1, 2026, and SDG&E’s proportionate share is limited to $258 million.
If the Continuation Account becomes operative, SDG&E would record an obligation for its commitment to make shareholder contributions to the Continuation Account.

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At September 30, 2025 and December 31, 2024, Other Long-Term Assets includes $363 million and $349 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, on Sempra’s Condensed Consolidated Balance Sheets.
At the closing of the sale of a portion of our equity interest in SI Partners, which we discuss in Note 6, Sempra and the KKR Partners will amend this $300 million promissory note to, among other things, extend its maturity date and increase its interest rate to 8.5% per annum before January 1, 2031 and 10.0% thereafter through a due date seven years and 91 days after the closing.

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
The Guaymas-El Oro segment will continue to be owned by and a Sole Risk Project of Sempra after closing the sale of a portion of our equity interest in SI Partners, which we discuss in Note 6. At September 30, 2025, Sempra Infrastructure has $391 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if, among other things, Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery.

CAPITALIZED FINANCING COSTS
The table below summarizes capitalized financing costs, comprised of capitalized interest and AFUDC related to debt.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sempra	$205	$166	$574	$466
SDG&E	25	27	82	80
SoCalGas	25	25	75	75

ASSET RETIREMENT OBLIGATIONS
We discuss AROs in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We summarize changes in AROs in the following table.

CHANGES IN ASSET RETIREMENT OBLIGATIONS
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	2025	2024	2025	2024	2025	2024
Balance at January 1(1)	$3,925	$3,831	$900	$894	$2,930	$2,847
Accretion expense(2)	121	115	30	27	88	84
Liabilities incurred	9	—	9	—	—	—
Payments	(48)	(45)	(39)	(40)	(9)	(5)
Revisions(2)	50	(9)	(6)	—	59	(9)
Reclassification to liabilities held for sale	(93)	—	—	—	—	—
Balance at September 30(1)	$3,964	$3,892	$894	$881	$3,068	$2,917
(1)    Current portion of the ARO for Sempra is included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.
(2)    Sempra includes activities within the disposal group that is held for sale.

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Three months ended September 30, 2025 and 2024
Sempra:
Balance at June 30, 2025	$(55)	$(50)	$(110)	$(215)
OCI before reclassifications	5	(11)	(1)	(7)
Amounts reclassified from AOCI	—	(2)	12	10
Net OCI	5	(13)	11	3
Balance at September 30, 2025	$(50)	$(63)	$(99)	$(212)

Balance at June 30, 2024	$(49)	$35	$(107)	$(121)
OCI before reclassifications	(12)	(49)	—	(61)
Amounts reclassified from AOCI	—	(5)	2	(3)
Net OCI	(12)	(54)	2	(64)
Balance at September 30, 2024	$(61)	$(19)	$(105)	$(185)
SDG&E:
Balance at June 30, 2025 and September 30, 2025			$(12)	$(12)

Balance at June 30, 2024 and September 30, 2024			$(8)	$(8)
SoCalGas:
Balance at June 30, 2025		$(10)	$(14)	$(24)
Amounts reclassified from AOCI		1	5	6
Net OCI		1	5	6
Balance at September 30, 2025		$(9)	$(9)	$(18)

Balance at June 30, 2024 and September 30, 2024		$(10)	$(11)	$(21)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Nine months ended September 30, 2025 and 2024
Sempra:
Balance at December 31, 2024	$(66)	$15	$(115)	$(166)
OCI before reclassifications	16	(76)	(3)	(63)
Amounts reclassified from AOCI	—	(2)	19	17
Net OCI	16	(78)	16	(46)
Balance at September 30, 2025	$(50)	$(63)	$(99)	$(212)

Balance at December 31, 2023	$(36)	$3	$(117)	$(150)
OCI before reclassifications	(25)	(1)	1	(25)
Amounts reclassified from AOCI	—	(21)	11	(10)
Net OCI	(25)	(22)	12	(35)
Balance at September 30, 2024	$(61)	$(19)	$(105)	$(185)
SDG&E:
Balance at December 31, 2024 and September 30, 2025			$(12)	$(12)

Balance at December 31, 2023 and September 30, 2024			$(8)	$(8)
SoCalGas:
Balance at December 31, 2024		$(10)	$(17)	$(27)
OCI before reclassifications		—	(2)	(2)
Amounts reclassified from AOCI		1	10	11
Net OCI		1	8	9
Balance at September 30, 2025		$(9)	$(9)	$(18)

Balance at December 31, 2023		$(11)	$(12)	$(23)
Amounts reclassified from AOCI		1	1	2
Net OCI		1	1	2
Balance at September 30, 2024		$(10)	$(11)	$(21)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended September 30,
	2025	2024
Sempra:
Financial instruments:
Interest rate instruments	$(4)	$(3)	Interest expense
Interest rate instruments	(6)	(5)	Equity earnings(1)
Foreign exchange instruments	2	—	Revenues: Energy-related businesses
Foreign exchange instruments	1	(1)	Other income, net
Foreign exchange instruments	3	(1)	Equity earnings(1)
Total, before income tax	(4)	(10)
	1	3	Income tax (expense) benefit
Total, net of income tax	(3)	(7)
	1	2	Earnings attributable to noncontrolling interests
Total, net of income tax and after NCI	$(2)	$(5)

Pension and PBOP(2):
Amortization of actuarial loss	$2	$2	Other income, net
Amortization of prior service cost	—	1	Other income, net
Settlement charges	12	—	Other income, net
Total, before income tax	14	3
	(2)	(1)	Income tax (expense) benefit
Total, net of income tax	$12	$2

Total reclassifications for the period, net of income tax and after NCI	$10	$(3)
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$—	Interest expense

Pension and PBOP(2):
Settlement charges	$6	$—	Other (expense) income, net
Total, before income tax	6	—
	(1)	—	Income tax benefit (expense)
Total, net of income tax	$5	$—

Total reclassifications for the period, net of income tax	$6	$—
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Nine months ended September 30,
	2025	2024
Sempra:
Financial instruments:
Interest rate instruments	$(6)	$(9)	Interest expense
Interest rate instruments	(10)	(20)	Equity earnings(1)
Foreign exchange instruments	3	(5)	Revenues: Energy-related businesses
	2	(2)	Other income, net
Foreign exchange instruments	4	(5)	Equity earnings(1)
Total, before income tax	(7)	(41)
	2	9	Income tax (expense) benefit
Total, net of income tax	(5)	(32)
	3	11	Earnings attributable to noncontrolling interests
Total, net of income tax and after NCI	$(2)	$(21)

Pension and PBOP(2):
Amortization of actuarial loss	$5	$5	Other income, net
Amortization of prior service cost	1	2	Other income, net
Settlement charges	16	9	Other income, net
Total, before income tax	22	16
	(3)	(5)	Income tax (expense) benefit
Total, net of income tax	$19	$11

Total reclassifications for the period, net of income tax and after NCI	$17	$(10)
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$1	Interest expense

Pension and PBOP(2):
Amortization of actuarial loss	$1	$—	Other (expense) income, net
Amortization of prior service cost	1	1	Other (expense) income, net
Settlement charges	10	—	Other (expense) income, net
Total, before income tax	12	1
	(2)	—	Income tax benefit (expense)
Total, net of income tax	$10	$1

Total reclassifications for the period, net of income tax	$11	$2
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).

In the three months and nine months ended September 30, 2025 and 2024, reclassifications out of AOCI to net income were negligible for SDG&E.

PENSION AND PBOP
Special Termination Benefits
In the second quarter of 2025, certain eligible employees retired under a VREP and received an additional postretirement health benefit in the form of a $100,000 Health Reimbursement Account. Employees eligible to participate in the VREP consisted of SDG&E represented and non-represented employees and SoCalGas non-represented employees aged 62 years or older with five years of service or ages 55 to 61 with 10 years of service as of May 31, 2025, and SoCalGas represented employees aged 65 or older with five years of service or ages 55 to 64 with 15 years of service as of June 30, 2025. We treated the benefit obligation attributable to the Health Reimbursement Account as a special termination benefit. This resulted in increases to the recorded liability for PBOP and net periodic benefit cost of $40 million for Sempra, $17 million for SDG&E and $23 million for SoCalGas in the nine months ended September 30, 2025.
Partial Plan Termination
In connection with the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6, Sempra entered into an agreement to contribute Sempra Services Corporation, a wholly owned subsidiary of Sempra, to SI Partners. Sempra Services Corporation employs U.S. employees performing services for SI Partners and is a participating employer in Sempra’s noncontributory defined benefit pension and PBOP plans. Upon closing the sale, which we expect to occur in the second or third quarter of 2026, Sempra Services Corporation will cease to be a participating employer in Sempra’s pension and PBOP plans. This will result in a partial termination of Sempra’s pension plan due to a reduction in the number of active participants by more than 20%. All impacted participants will be fully vested in their pension benefits as of the termination date. We expect to recognize the financial statement impact, which is currently probable but not estimable, including adjustments to pension and PBOP liabilities, AOCI, curtailment and special termination benefit accounting at the close of the sale. The financial impact for settlement accounting will be recognized when the lump sum payout crosses the annual settlement threshold.

Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost. The components of net periodic benefit cost, other than the service cost component, are included in Other Income, Net.

NET PERIODIC BENEFIT COST
(Dollars in millions)
	Pension		PBOP
	Three months ended September 30,
	2025	2024	2025	2024
Sempra:
Service cost	$32	$34	$3	$4
Interest cost	42	41	10	9
Expected return on assets	(41)	(40)	(17)	(19)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss (gain)	3	4	(3)	(4)
Settlement charges	12	—	—	—
Net periodic benefit cost (credit)	49	40	(8)	(11)
Regulatory adjustments	26	20	8	10
Total expense (income) recognized	$75	$60	$—	$(1)
SDG&E:
Service cost	$10	$10	$—	$—
Interest cost	11	10	2	3
Expected return on assets	(11)	(10)	(2)	(3)
Amortization of:
Actuarial loss	1	3	—	—
Net periodic benefit cost	11	13	—	—
Regulatory adjustments	2	—	—	—
Total expense recognized	$13	$13	$—	$—
SoCalGas:
Service cost	$19	$21	$2	$3
Interest cost	28	26	7	7
Expected return on assets	(30)	(29)	(13)	(15)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial gain (loss)	1	1	(3)	(4)
Settlement charges	6	—	—	—
Net periodic benefit cost (credit)	25	20	(8)	(10)
Regulatory adjustments	24	20	8	10
Total expense recognized	$49	$40	$—	$—

NET PERIODIC BENEFIT COST (CONTINUED)
(Dollars in millions)
	Pension		PBOP
	Nine months ended September 30,
	2025	2024	2025	2024
Sempra:
Service cost	$96	$99	$10	$11
Interest cost	132	124	29	27
Expected return on assets	(130)	(131)	(50)	(53)
Amortization of:
Prior service cost (credit)	3	4	(2)	(2)
Actuarial loss (gain)	9	10	(9)	(12)
Settlement charges	16	9	—	—
Special termination benefits	—	—	40	—
Net periodic benefit cost (credit)	126	115	18	(29)
Regulatory adjustments	25	21	(15)	28
Total expense (income) recognized	$151	$136	$3	$(1)
SDG&E:
Service cost	$29	$29	$1	$2
Interest cost	35	32	6	6
Expected return on assets	(35)	(33)	(6)	(7)
Amortization of:
Actuarial loss (gain)	3	6	(1)	(1)
Special termination benefits	—	—	17	—
Net periodic benefit cost	32	34	17	—
Regulatory adjustments	(6)	(7)	(14)	—
Total expense recognized	$26	$27	$3	$—
SoCalGas:
Service cost	$57	$59	$7	$8
Interest cost	84	78	22	21
Expected return on assets	(89)	(90)	(42)	(45)
Amortization of:
Prior service cost (credit)	3	3	(2)	(2)
Actuarial loss (gain)	2	1	(7)	(10)
Settlement charges	10	—	—	—
Special termination benefits	—	—	23	—
Net periodic benefit cost (credit)	67	51	1	(28)
Regulatory adjustments	31	28	(1)	28
Total expense recognized	$98	$79	$—	$—
Benefit Plan Contributions
The following table shows our year-to-date contributions to pension and PBOP plans and the amounts we expect to contribute in 2025.

BENEFIT PLAN CONTRIBUTIONS
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Contributions through September 30, 2025:
Pension plans	$158	$26	$110
PBOP plans	2	—	1
Total expected contributions in 2025:
Pension plans	$292	$56	$196
PBOP plans	16	13	1

OTHER INCOME, NET
Other Income, Net, consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sempra:
Allowance for equity funds used during construction	$43	$39	$130	$114
Investment gains, net(1)	22	29	47	48
(Losses) gains on interest rate and foreign exchange instruments, net	(1)	1	(2)	2
Foreign currency transaction gains (losses), net	4	(5)	10	(6)
Non-service components of net periodic benefit cost	(40)	(21)	(48)	(25)
Interest on regulatory balancing accounts, net	29	26	70	68
Sundry, net	(8)	(4)	(8)	(7)
Total	$49	$65	$199	$194
SDG&E:
Allowance for equity funds used during construction	$19	$21	$61	$60
Non-service components of net periodic benefit cost	(3)	(3)	1	4
Interest on regulatory balancing accounts, net	18	12	44	30
Sundry, net	(2)	—	(3)	(8)
Total	$32	$30	$103	$86
SoCalGas:
Allowance for equity funds used during construction	$17	$18	$53	$54
Non-service components of net periodic benefit cost	(28)	(16)	(34)	(12)
Interest on regulatory balancing accounts, net	11	14	26	38
Sundry, net	(3)	(3)	(8)	(7)
Total	$(3)	$13	$37	$73
(1)    Represents net investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sempra:
Income tax expense (benefit)	$482	$(105)	$711	$(63)

Income before income taxes and equity earnings	$160	$200	$1,109	$1,213
Equity earnings, before income tax(1)	133	132	443	426
Pretax income	$293	$332	$1,552	$1,639

Effective income tax rate	165%	(32)%	46%	(4)%
SDG&E:
Income tax (benefit) expense	$(33)	$15	$(12)	$89
Income before income taxes	$291	$276	$768	$759
Effective income tax rate	(11)%	5%	(2)%	12%
SoCalGas:
Income tax (benefit) expense	$(95)	$(52)	$(51)	$1
(Loss) income before income taxes	$(49)	$(66)	$523	$477
Effective income tax rate	194%	79%	(10)%	—%
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

The OBBBA was signed into law on July 4, 2025. The OBBBA includes revisions to tax credits and other incentives for energy and climate initiatives of the Inflation Reduction Act enacted in 2022 and extends or revises key provisions of the TCJA, among other changes. Effective January 1, 2025, we have adopted the provisions of OBBBA, which include immediate expensing of domestic research and experimental expenditures, including utility self-developed software expenditures, under the new Internal Revenue Code Section 174A. This change supersedes prior rules requiring five-year amortization of domestic research and experimental expenditures under the TCJA. In accordance with IRS transitional guidance (Revenue Procedure 2025-28), we plan to elect to accelerate deductions for domestic unamortized utility self-developed software expenditures incurred in tax years 2022-2024, with remaining balances deductible over 2025 and 2026. As a result, Sempra, SDG&E and SoCalGas recorded an income tax benefit of $73 million, $26 million and $47 million, respectively, in the three months and nine months ended September 30, 2025. We will continue to monitor guidance issued by the U.S. Department of the Treasury and the IRS.
In connection with classifying SI Partners and Ecogas as held for sale, which we discuss in Note 6, we recognized income tax expense of $514 million and $552 million in the three months and nine months ended September 30, 2025, respectively. We have previously included unrecognized income tax benefits in our annual tabular reconciliation related to our investment in SI Partners. As a result of the held for sale classification and the anticipated closing of the sale, we believe it is reasonably possible that a decrease of up to $150 million in unrecognized income tax benefits related to outside basis differences and Mexico tax liabilities will be necessary in the next 12 months. These changes in unrecognized income tax benefits would not decrease or increase the effective tax rate.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent accounting pronouncements that have had or may have a significant effect on our results of operations, financial condition, cash flows or disclosures.
ASU 2023-09, “Improvements to Income Tax Disclosures”: ASU 2023-09 improves the transparency of income tax disclosures by requiring disaggregated information about each Registrant’s ETR reconciliation as well as information on income taxes paid. For each annual period, each Registrant will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We will adopt the standard on December 31, 2025.
ASU 2024-03, “Disaggregation of Income Statement Expenses”: ASU 2024-03 mandates detailed disclosures on the disaggregation of income statement expenses. Public business entities are required to disclose in the notes to financial statements the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. The standard also requires disclosure of the amount, and a qualitative description of, other items remaining in relevant expense captions that are not separately disaggregated. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and entities may adopt the standard on either a prospective or retrospective basis. We intend to adopt the standard on January 1, 2027 on a prospective basis.
ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets”: ASU 2025-05 amends ASC 326-20 to provide a practical expedient for all entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods on a prospective basis. We intend to adopt the standard on January 1, 2026 and expect to elect the practical expedient on a prospective basis for eligible current accounts receivable and contract assets. We do not expect this ASU to have a material impact on our financial statements.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended September 30, 2025
By major service line:
Utilities	$2,518	$15	$(5)	$2,528
Energy-related businesses	—	241	(13)	228
Revenues from contracts with customers	$2,518	$256	$(18)	$2,756
By market:
Gas	$1,390	$156	$(3)	$1,543
Electric	1,128	100	(15)	1,213
Revenues from contracts with customers	$2,518	$256	$(18)	$2,756

Revenues from contracts with customers	$2,518	$256	$(18)	$2,756
Utilities regulatory revenues	95	—	—	95
Other revenues	—	299	1	300
Total revenues	$2,613	$555	$(17)	$3,151

	Three months ended September 30, 2024
By major service line:
Utilities	$2,394	$15	$(7)	$2,402
Energy-related businesses	—	179	(12)	167
Revenues from contracts with customers	$2,394	$194	$(19)	$2,569
By market:
Gas	$1,237	$83	$(6)	$1,314
Electric	1,157	111	(13)	1,255
Revenues from contracts with customers	$2,394	$194	$(19)	$2,569

Revenues from contracts with customers	$2,394	$194	$(19)	$2,569
Utilities regulatory revenues	(138)	—	—	(138)
Other revenues	—	344	1	345
Total revenues	$2,256	$538	$(18)	$2,776

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Nine months ended September 30, 2025
By major service line:
Utilities	$8,430	$59	$(18)	$8,471
Energy-related businesses	—	716	(50)	666
Revenues from contracts with customers	$8,430	$775	$(68)	$9,137
By market:
Gas	$5,378	$471	$(16)	$5,833
Electric	3,052	304	(52)	3,304
Revenues from contracts with customers	$8,430	$775	$(68)	$9,137

Revenues from contracts with customers	$8,430	$775	$(68)	$9,137
Utilities regulatory revenues	74	—	—	74
Other revenues	—	736	6	742
Total revenues	$8,504	$1,511	$(62)	$9,953

	Nine months ended September 30, 2024
By major service line:
Utilities	$8,129	$63	$(18)	$8,174
Energy-related businesses	—	625	(49)	576
Revenues from contracts with customers	$8,129	$688	$(67)	$8,750
By market:
Gas	$4,961	$356	$(15)	$5,302
Electric	3,168	332	(52)	3,448
Revenues from contracts with customers	$8,129	$688	$(67)	$8,750

Revenues from contracts with customers	$8,129	$688	$(67)	$8,750
Utilities regulatory revenues	(107)	—	—	(107)
Other revenues	—	778	6	784
Total revenues	$8,022	$1,466	$(61)	$9,427

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E		SoCalGas
	Three months ended September 30,
	2025	2024	2025	2024
By major service line:
Revenues from contracts with customers – Utilities	$1,349	$1,327	$1,217	$1,110
By market:
Gas	$218	$167	$1,217	$1,110
Electric	1,131	1,160	—	—
Revenues from contracts with customers	$1,349	$1,327	$1,217	$1,110

Revenues from contracts with customers	$1,349	$1,327	$1,217	$1,110
Utilities regulatory revenues	131	(84)	(36)	(56)
Total revenues	$1,480	$1,243	$1,181	$1,054

	Nine months ended September 30,
	2025	2024	2025	2024
By major service line:
Revenues from contracts with customers – Utilities	$3,851	$3,836	$4,706	$4,416
By market:
Gas	$789	$658	$4,706	$4,416
Electric	3,062	3,178	—	—
Revenues from contracts with customers	$3,851	$3,836	$4,706	$4,416

Revenues from contracts with customers	$3,851	$3,836	$4,706	$4,416
Utilities regulatory revenues	311	141	(237)	(248)
Total revenues	$4,162	$3,977	$4,469	$4,168
REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, at September 30, 2025, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Infrastructure and transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations for contracts greater than one year at September 30, 2025.

REMAINING PERFORMANCE OBLIGATIONS
(Dollars in millions)
	Sempra(1)	SDG&E
2025 (excluding first nine months of 2025)	$104	$1
2026	292	4
2027	291	4
2028	245	4
2029	217	4
Thereafter	2,143	52
Total revenues to be recognized	$3,292	$69
(1)    Excludes intercompany transactions. Includes obligations within the disposal group that is held for sale.

Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the nine months ended September 30, 2025 or 2024.

CONTRACT LIABILITIES
(Dollars in millions)
	2025	2024
Sempra:
Contract liabilities at January 1	$(196)	$(198)
Revenue from performance obligations satisfied during reporting period(1)	83	5
Payments received in advance(1)	(1)	(3)
Reclassification to liabilities held for sale	45	—
Contract liabilities at September 30(2)	$(69)	$(196)
SDG&E:
Contract liabilities at January 1	$(72)	$(75)
Revenue from performance obligations satisfied during reporting period	3	3
Contract liabilities at September 30(2)	$(69)	$(72)
(1)    Includes activities within the disposal group that is held for sale.
(2)    Balance at September 30, 2025 includes $4 in Other Current Liabilities and $65 in Deferred Credits and Other.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances, net of allowances for credit losses, associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	September 30, 2025	December 31, 2024
Sempra:
Accounts receivable – trade, net(1)	$1,409	$1,787
Accounts receivable – other, net	12	12
Due from unconsolidated affiliates – current(2)	—	4
Assets held for sale	125	—
Other long-term assets(3)	19	18
Total	$1,565	$1,821
SDG&E:
Accounts receivable – trade, net(1)	$849	$774
Accounts receivable – other, net	10	11
Due from unconsolidated affiliates – current(2)	12	6
Other long-term assets(3)	3	4
Total	$874	$795
SoCalGas:
Accounts receivable – trade, net	$560	$932
Accounts receivable – other, net	2	1
Other long-term assets(3)	16	14
Total	$578	$947
(1)     At September 30, 2025 and December 31, 2024, includes $218 and $144, respectively, of receivables due from customers that were billed on behalf of CCAs, which are not included in revenues.
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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Fixed-price contracts and other derivatives	$71	$53	$6	$11	$65	$42
Deferred income taxes recoverable in rates(1)	2,181	1,689	1,071	802	1,086	817
Pension and PBOP plan obligations	(462)	(458)	17	(2)	(479)	(456)
Employee benefit costs	19	19	3	3	16	16
Removal obligations	(3,466)	(3,295)	(2,856)	(2,676)	(610)	(619)
Environmental costs	149	149	114	115	35	34
Sunrise Powerlink fire mitigation	124	124	124	124	—	—
Regulatory balancing accounts(2):
Commodity – electric	108	(313)	108	(313)	—	—
Commodity – gas, including transportation	32	(47)	(2)	86	34	(133)
Safety and reliability	885	820	296	227	589	593
Public purpose programs	(402)	(439)	(160)	(219)	(242)	(220)
2024 GRC retroactive impacts	420	631	177	277	243	354
Wildfire mitigation plan	982	808	982	808	—	—
Liability insurance premium	(53)	(24)	(43)	(15)	(10)	(9)
Other balancing accounts	77	158	(170)	(51)	247	209
Other regulatory assets, net(3)	102	164	71	87	31	79
Total	$767	$39	$(262)	$(736)	$1,005	$707
(1)    At September 30, 2025, $47 is classified as Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheet.
(2)    At September 30, 2025 and December 31, 2024, the noncurrent portion of regulatory balancing accounts – net undercollected for Sempra is $1,627 and $1,731, respectively, for SDG&E is $990 and $873, respectively, and for SoCalGas is $637 and $858, respectively.
(3)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.
In July 2025, the CPUC issued an FD that authorizes partial recovery of costs recorded in SoCalGas’ Catastrophic Event Memorandum Account. The FD authorizes the recovery of $19 million out of the requested $55 million, denying recovery of COVID-19 costs included in the Catastrophic Event Memorandum Account. In the nine months ended September 30, 2025, SoCalGas recorded a write-off of $36 million ($25 million after tax) in disallowed costs, comprising a $29 million reduction in Utilities: Natural Gas Revenues and a $7 million reduction in regulatory interest in Other (Expense) Income, Net, on Sempra’s and SoCalGas’ Condensed Consolidated Statements of Operations. SoCalGas has filed a request with the CPUC for a rehearing of the FD. SoCalGas expects to receive a post-rehearing FD in the first half of 2026.

CPUC GRC
The CPUC uses GRCs to set base revenues to allow SDG&E and SoCalGas to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their capital investments. In December 2024, the CPUC approved an FD in the 2024 GRC for SDG&E and SoCalGas that authorizes SDG&E’s and SoCalGas’ revenue requirements for 2024 and attrition year adjustments for 2025 through 2027, inclusively.
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
The GRC provides SDG&E and SoCalGas with numerous mechanisms to seek cost recovery of specified projects and programs. We expect that the requests for cost recovery of these projects and programs, which remain subject to CPUC approval, may result in additional amounts of authorized revenue requirement that are not included in the amounts described above.
2024 GRC Track 2
In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC, known as a Track 2 request. This request seeks review and recovery of $1.5 billion of wildfire mitigation plan costs incurred from 2019 through 2022 that were in addition to amounts authorized in the 2019 GRC and not addressed in the 2024 GRC FD. SDG&E expects to receive a proposed decision for its Track 2 request by the end of 2025.
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

PROPOSED COST OF CAPITAL FOR 2026 – 2028

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

NOTE 5. SEMPRA – INVESTMENTS IN UNCONSOLIDATED ENTITIES
We generally account for investments under the equity method when we have significant influence over, but do not have control of, these entities. Equity earnings and losses, both before and net of income tax, are combined and presented as Equity Earnings on the Condensed Consolidated Statements of Operations. Distributions received from equity method investees are classified in the Condensed Consolidated Statements of Cash Flows as either a return on investment in operating activities or a return of investment in investing activities based on the “nature of the distribution” approach. See Note 14 for information on equity earnings and losses, both before and net of income tax, by segment. See Note 1 for information on how equity earnings and losses before income taxes are factored into the calculations of our pretax income or loss and ETR.
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
In the nine months ended September 30, 2025 and 2024, Sempra contributed $1.5 billion and $578 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $459 million and $314 million, respectively, to Sempra. On October 29, 2025, Sempra contributed $519 million to Oncor Holdings, and on October 28, 2025, Oncor Holdings distributed $175 million to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating revenues	$1,845	$1,660	$5,047	$4,610
Operating expenses	(1,213)	(1,109)	(3,537)	(3,203)
Income from operations	632	551	1,510	1,407
Interest expense	(201)	(170)	(578)	(481)
Income tax expense	(82)	(75)	(179)	(179)
Net income	378	320	814	791
NCI held by Texas Transmission Investment LLC	(75)	(63)	(162)	(157)
Earnings attributable to Sempra(1)	303	257	652	634
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing agreement and changes in basis differences in AOCI within the carrying value of our equity method investment.

SEMPRA INFRASTRUCTURE
In connection with the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6, the carrying amount of our equity method investments totaling $2.5 billion at September 30, 2025 is included in Assets Held for Sale on Sempra’s Condensed Consolidated Balance Sheet.
Cameron LNG JV
In the nine months ended September 30, 2025 and 2024, Sempra Infrastructure contributed $2 million and $10 million, respectively, to Cameron LNG JV, and Cameron LNG JV distributed $369 million and $353 million, respectively, to Sempra Infrastructure.
TAG Norte
In the nine months ended September 30, 2025 and 2024, TAG Norte distributed $45 million and $62 million, respectively, to Sempra Infrastructure.

NOTE 6. SEMPRA – POTENTIAL DIVESTITURES
SEMPRA INFRASTRUCTURE
Assets Held for Sale
We classify assets as held for sale once all applicable criteria under U.S. GAAP have been satisfied, including when management, having the authority to approve the action, commits to a formal plan to actively market an asset for sale and expects the sale to close within the next twelve months. Upon classifying a group of assets as held for sale, we record the disposal group at the lower of its carrying value or its estimated fair value reduced for selling costs, and we stop recording depreciation and amortization expense on those assets.
We summarize the carrying amounts of the major classes of assets and related liabilities of SI Partners, inclusive of Ecogas, classified as held for sale in the following table.

ASSETS HELD FOR SALE
(Dollars in millions)
September 30, 2025
Cash and cash equivalents	$126
Restricted cash, current	2,889
Accounts receivable	589
Due from unconsolidated affiliates	3
Inventories	103
Other current assets	246
Restricted cash, noncurrent	3
Right-of-use assets – operating leases	202
Equity method investments	2,471
Goodwill	1,602
Other intangible assets	273
Other long-term assets	768
Property, plant and equipment, net	19,190
Total assets held for sale	$28,465

Short-term debt	$897
Accounts payable	1,247
Current portion of long-term debt	49
Other current liabilities	305
Long-term debt	6,791
Due to unconsolidated affiliates	417
Deferred income taxes	901
Asset retirement obligations	93
Deferred credits and other	475
Total liabilities held for sale	$11,175
At September 30, 2025, $28 million of accumulated losses is included in AOCI and is part of the disposal group that is held for sale.
We considered the estimated fair value of our assets held for sale, less costs to sell, and determined that no adjustment to carrying value was required. In estimating fair value, we used a discounted cash flow valuation technique. In the event that the estimated sales price, less transaction costs, is less than the carrying value, or updated market information indicates fair value may be less than carrying value, we would recognize a loss in our results of operations at that time.

SI Partners
In September 2025, we entered into an agreement to sell 45% of the outstanding Class A Units and all general partner interests in SI Partners to the KKR Partners for an aggregate base purchase price of approximately $9.99 billion, subject to the adjustments described below. SI Partners owns LNG and natural gas infrastructure in the U.S. and Mexico and renewable energy and related assets in Mexico.
Subject to adjustments, the purchase price will be paid to Sempra as follows:
▪$4.65 billion in cash at closing;
▪$4.14 billion plus interest compounded quarterly at 7.5% per annum (totaling $4.72 billion with principal and accrued interest unless paid early) due December 31, 2027 under instruments backed by equity commitment letters; and
▪$1.2 billion plus interest compounded quarterly at 8.5% per annum before January 1, 2031 and 10.0% per annum thereafter (totaling $2.29 billion with principal and accrued interest unless paid early) due seven years and 91 days after closing under promissory notes.
The instruments and notes will be issued by indirect equity holders of the KKR Partners and will be ranked behind senior debt incurred by subsidiaries of the issuers.
The purchase price is subject to adjustments for changes in net debt, net working capital and capital expenditures as of December 31, 2025, among others. The purchase price is subject to further adjustments for certain capital contributions by and distributions to Sempra in 2026 before the closing. In addition, transaction fees of the KKR Partners of $337.5 million will be deducted from the purchase price at the closing and a development credit of $340 million will be payable by Sempra over two years starting in 2026. There may also be post-closing purchase price adjustments based on the performance through 2028 of certain wind power facilities, and an adjustment payable by Sempra for capital expenditures related to the ECA LNG Phase 1 project under construction.
We expect the sale to close in the second or third quarter of 2026, subject to expiration of the waiting period under the Hart-Scott-Rodino Act; receipt of applicable regulatory approvals, such as antitrust approvals in Mexico and approval by the FERC; receipt of certain other third-party consents or waivers; the absence of a material adverse effect on SI Partners; the absence of specific downgrade events under certain financing arrangements; and other customary closing conditions. Because the closing cannot occur before March 31, 2026, a ticking fee payable to Sempra of 0.625% per month on the aggregate base purchase price will accrue daily beginning April 1, 2026. If the KKR Partners fail to complete the closing when all closing conditions are satisfied, Sempra will receive a termination fee of $414 million. Any party may terminate the agreement if the closing has not occurred within 12 months after signing.
Subject to closing, the KKR Partners will own 65% of SI Partners, Sempra will retain a 25% interest and ADIA will retain a 10% interest. As we discuss below, the KKR Partners will have control of SI Partners and Sempra and ADIA will have certain minority rights in SI Partners. As a result of our loss of control upon completion of the sale, we will deconsolidate SI Partners and account for our 25% interest in SI Partners under the equity method within the existing Sempra Infrastructure segment.
In connection with signing the agreement for the sale, in September 2025, we classified SI Partners as held for sale, ceased recording depreciation and amortization, and recognized $514 million in Income Tax Expense on Sempra’s Condensed Consolidated Statements of Operations to (i) adjust deferred income tax liabilities related to outside basis differences in our investment in SI Partners, (ii) account for changes to state income tax apportionment, and (iii) account for valuation allowances against certain tax credit carryforwards. The amount of this charge is based on certain assumptions and could change substantially in subsequent quarters and at the closing due to, among other things, changes to current carrying values, changes in forecasted taxable income, purchase price adjustments, and changes to tax positions and other assumptions.
Post-Closing Limited Partnership Agreement. At closing, we will enter into an amended and restated limited partnership agreement with the KKR Partners and ADIA. The limited partnership agreement provides that the KKR Partners will have the right to appoint four managers, Sempra will have the right to appoint two managers, and ADIA will have the right to appoint one manager to the SI Partners board of managers, with matters decided by majority vote based on the limited partners’ ownership percentages. The minority partners will have certain minority consent rights so long as they maintain specified ownership thresholds. Subject to exceptions and limitations, SI Partners will be prohibited from taking certain actions, including, among others: (i) redeeming units or making distributions to its limited partners other than on a pro rata basis or as expressly permitted under the partnership agreement; (ii) under certain circumstances, transferring, disposing or issuing equity securities in any subsidiary undertaking or owning a project that has reached a positive FID; (iii) appointing a replacement chief executive officer; (iv) approving certain capital expenditures; and (v) reaching a positive FID on any project, in each case without prior approval from KKR, Sempra and, in some cases, other limited partners holding at least a specified minimum percentage of ownership.

SI Partners will be required to distribute quarterly at least 85% of its distributable cash flow, subject to certain exceptions and reserves. Generally, distributions will be made to the limited partners on a pro rata basis in accordance with their respective ownership interests, except that the KKR Partners will be entitled to a post-closing distribution of an additional 31.5% of the $1.9 billion true-up payment from Port Arthur LNG II to Port Arthur LNG I to acquire a 50% interest in the shared common facilities. The limited partners will be required to fund capital calls under certain circumstances, which vary depending on whether a project has reached positive FID. Sempra will continue to have substantially similar funding obligations as it has before the sale for cost overruns in certain projects, including the ECA LNG Phase 1 project and the PA LNG Phase 1 project.
If a project fails to receive the required limited partner approvals to achieve FID, the KKR Partners will be permitted to proceed with the project independently through a different investment vehicle or as a “Sole Risk Project” within SI Partners in exchange for “Sole Risk Interests.” Sole Risk Projects are separated from other SI Partners projects and are conducted at the holder’s sole cost, expense and liability, and the holder receives, through the acquisition of Sole Risk Interests, the economic and other benefits, if any, from such projects. The Guaymas-El Oro segment of the Sonora pipeline will continue to be owned by and a Sole Risk Project of Sempra. Sempra is solely responsible for costs associated with the pipeline and any proceeds from a sale of the pipeline would be split between Sempra (90%) and ADIA (10%), subject to adjustments.
Under the limited partnership agreement, Sempra will be restricted from transferring its ownership interest in SI Partners before January 1, 2029. Any proposed transfer (other than a permitted transfer) by a minority partner to a third party will be subject to a right of first offer of the KKR Partners. The minority partners will have co-sale rights in respect of any transfer by the KKR Partners of over 50% of SI Partners’ equity interests. The KKR Partners will have customary drag-along rights in connection with any sale of SI Partners, provided that the minority partners obtain minimum return thresholds. The limited partners have customary registration rights in the event of an initial public offering of SI Partners.
Ecogas
In June 2025, management committed to a formal plan to market and sell Ecogas, a natural gas regulated distribution utility that operates in three separate distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico. We expect to complete the sale in the second or third quarter of 2026. As a result of satisfying all applicable criteria, we classified Ecogas’ assets and liabilities as held for sale and ceased depreciation and amortization.
In connection with classifying Ecogas as held for sale, we recognized $38 million in Income Tax Expense on Sempra’s Condensed Consolidated Statement of Operations in the nine months ended September 30, 2025 for a Mexican deferred income tax liability related to the excess of carrying value over the tax basis (outside basis difference). Since this $38 million ($26 million after NCI) of Mexican income tax expense on our outside basis difference is based on current carrying value, foreign exchange rates and inflation at September 30, 2025, this amount could change in future periods until the date of sale.

NOTE 7. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At September 30, 2025, Sempra had an aggregate capacity of $10.2 billion under eight primary committed lines of credit, which provide liquidity and support our commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		September 30, 2025
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Letters of credit outstanding	Available unused credit
Sempra	October 2030(1)	$4,000	$(146)	$—	$—	$3,854
SDG&E	October 2030(1)	1,500	(27)	—	—	1,473
SoCalGas	October 2030(1)	1,200	(411)	—	—	789
SI Partners and IEnova	August 2026	1,000	—	—	—	1,000
SI Partners and IEnova	September 2026(2)	500	—	(396)	—	104
SI Partners and IEnova	August 2028	1,500	—	(491)	—	1,009
Port Arthur LNG I	March 2030	200	—	—	(87)	113
Port Arthur LNG II	September 2030	300	—	—	(100)	200
Total		$10,200	$(584)	$(887)	$(187)	$8,542
(1)     In October 2025, Sempra, SDG&E and SoCalGas each amended their respective credit facility to extend the expiration date from October 2029 to October 2030.
(2)     In September 2025, SI Partners and IEnova amended their shared credit facility to extend the expiration date from September 2025 to September 2026.
Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At September 30, 2025, each Registrant was in compliance with this ratio under its respective credit facility.
The three lines of credit that are shared by SI Partners and its subsidiary, IEnova, require that SI Partners maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in each credit facility) of no more than 5.25 to 1.00 at the end of each quarter. At September 30, 2025, SI Partners was in compliance with this ratio.
In September 2025, Port Arthur LNG II entered into a working capital facility agreement, reflected in the table above, that permits borrowings of up to $300 million, which bear interest by reference to term SOFR, plus the applicable margin and a credit adjustment spread. The credit facility also provides for the issuance of up to $300 million of letters of credit, which reduces available unused credit. SI Partners has provided a guarantee for repayment of the $300 million credit facility supporting construction of the PA LNG Phase 2 project.
Additionally, the three lines of credit that are shared by SI Partners and IEnova and the Port Arthur LNG I and Port Arthur LNG II credit facilities are included in the held for sale disposal group that we discuss in Note 6 but remain legally accessible and a source of available credit to Sempra Infrastructure until the sale of a portion of our equity interest in SI Partners closes.

Uncommitted Line of Credit
ECA LNG Phase 1 has an uncommitted line of credit with an aggregate capacity of $100 million that expires in August 2026. Borrowings are generally used for working capital requirements and can be in U.S. dollars or Mexican pesos. At September 30, 2025, ECA LNG Phase 1 had outstanding borrowings of $10 million, before reductions of any unamortized discounts, in Mexican pesos that bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 154 bps. Borrowings made in U.S. dollars bear interest at a variable rate based on the one-month or three-month SOFR plus 164 bps and a credit adjustment spread of 10 bps.
Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At September 30, 2025, we had $2.0 billion in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT OUTSTANDING
(Dollars in millions)
	Expiration date range	September 30, 2025
SDG&E	January 2026 - November 2026	$21
SoCalGas	March 2026 - December 2026	15
Other Sempra	October 2025 - November 2054	1,948
Total Sempra		$1,984
In September 2025, SI Partners entered into a $1.5 billion unsecured standby letter of credit agreement, reflected in the table above, to support construction of the PA LNG Phase 2 project. The available capacity is subject to reduction as construction progresses and milestones are completed.
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
Other Sempra
In May 2025, Sempra entered into a $1.25 billion, 364-day term loan facility with a maturity date of 364 days from the initial borrowing date. On July 28, 2025, Sempra borrowed the full $1.25 billion available under the term loan. Sempra was permitted to request an increase in the term loan facility of up to $500 million prior to the maturity date, subject to lender approval, which it requested, received and borrowed in full in October 2025. The borrowings bear interest at a per annum rate equal to term SOFR, plus 80 bps and a credit adjustment spread of 10 bps. Sempra used the proceeds for working capital, capital expenditures, other general corporate purposes and to pay a portion of the cost to redeem all outstanding shares of Sempra’s series C preferred stock.
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt are as follows:

WEIGHTED-AVERAGE INTEREST RATES

	September 30, 2025	December 31, 2024
Sempra	4.84%	5.03%
SDG&E	4.24	4.76
SoCalGas	4.26	5.02

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
Other Sempra
Sempra
In August 2025, Sempra issued $800 million aggregate principal amount of 6.375% fixed-to-fixed reset rate junior subordinated notes maturing on April 1, 2056. Interest on the notes accrues from and including August 29, 2025 and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The notes bear interest (i) from and including August 29, 2025 to, but excluding, April 1, 2031 at the rate of 6.375% per annum and (ii) from and including April 1, 2031, during each subsequent five-year period beginning on April 1 of every fifth year, at a rate per annum equal to the Five-year U.S. Treasury Rate (as defined in the notes) as of the day falling two business days before the first day of such five-year period plus a spread of 2.632%, to be reset on April 1 of every fifth year beginning in 2031; provided that the interest rate during any such five-year period will not reset below 6.375% per annum. We received proceeds of $791 million (net of underwriting discounts and debt issuance costs of $9 million). We used the proceeds from the offering to pay a portion of the cost to redeem all outstanding shares of Sempra’s series C preferred stock.
We may redeem some or all of the notes before their maturity, as follows:
▪in whole or in part, (i) on any day in the period commencing on the date falling 90 days prior to, and ending on and including April 1, 2031 and (ii) after April 1, 2031, on any interest payment date, at a redemption price in cash equal to 100% of the principal amount of the notes being redeemed, plus, subject to the terms of the notes, accrued and unpaid interest on the notes to be redeemed to, but excluding, the redemption date;
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
The notes are unsecured obligations and rank junior and subordinate in right of payment to our existing and future senior indebtedness. The notes rank equally in right of payment with our existing 4.125% fixed-to-fixed reset rate junior subordinated notes due 2052, 6.40% fixed-to-fixed reset rate junior subordinated notes due 2054, 6.875% fixed-to-fixed reset rate junior subordinated notes due 2054, 6.55% fixed-to-fixed reset rate junior subordinated notes due 2055, 6.625% fixed-to-fixed reset rate junior subordinated notes due 2055, and 5.75% junior subordinated notes due 2079 and with any future unsecured indebtedness that we may incur if the terms of such indebtedness provide that it ranks equally with the notes in right of payment. The notes are effectively subordinated in right of payment to any secured indebtedness we have incurred or may incur (to the extent of the value of the collateral securing such secured indebtedness) and to all existing and future indebtedness and other liabilities and any preferred equity of our subsidiaries.

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
IEnova and TotalEnergies SE have provided guarantees for repayment of the loan of up to $1,226 million and $305 million, respectively, plus accrued and unpaid interest. The effective interest rate of the loan is based on the interest payments made to external lenders and guarantee payments made to TotalEnergies SE as a guarantor.
At September 30, 2025 and December 31, 2024, $1.2 billion and $1.1 billion, respectively, of borrowings from external lenders were outstanding under the loan agreement, with a weighted-average interest rate of 6.39% and 7.29%, respectively. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
Port Arthur LNG I
Port Arthur LNG I has a seven-year term loan facility agreement with a syndicate of lenders that matures on March 20, 2030 for an aggregate principal amount of approximately $6.8 billion. At September 30, 2025 and December 31, 2024, $2.2 billion and $1.1 billion, respectively, of borrowings were outstanding under the loan agreement, with an all-in weighted-average interest rate of 5.46% and 5.33%, respectively. Proceeds from the loan are being used to finance the cost of construction of the PA LNG Phase 1 project.
In January 2025, Port Arthur LNG I issued senior secured notes for an aggregate principal amount of $750 million and received proceeds of $742 million (net of debt issuance costs of $8 million). In April 2025, Port Arthur LNG I issued senior secured notes for an aggregate principal amount of $250 million and received proceeds of $248 million (net of debt issuance costs of $2 million). The notes issued in January 2025 and April 2025 bear interest at the rate of 6.27% and 6.32%, respectively, and mature in December 2042. The net proceeds were used to repay borrowings and accrued interest under the existing Port Arthur LNG I term loan facility.

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
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	September 30, 2025	December 31, 2024
Sempra:
Natural gas	MMBtu	1,405	637
Congestion revenue rights	MWh	20	27
SDG&E:
Natural gas	MMBtu	17	16
Congestion revenue rights	MWh	20	27
SoCalGas:
Natural gas	MMBtu	415	347

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
The following table presents the notional amounts of our interest rate derivatives, excluding those in our equity method investments.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	September 30, 2025		December 31, 2024
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cash flow hedges	$258	2025-2034	$271	2025-2034
Undesignated derivatives(1)	3,189	2025-2048	3,189	2025-2048
(1)    At September 30, 2025 and December 31, 2024, undesignated derivatives accrued interest based on a notional amount of $1,876 and $1,598, respectively.
FOREIGN CURRENCY DERIVATIVES
From time to time, Sempra Infrastructure and its equity method investees may use foreign currency derivatives to hedge exposures related to cash flows associated with revenues from contracts denominated in Mexican pesos that are indexed to the U.S. dollar. Oncor uses cross-currency swaps designated as fair value hedges intended to offset foreign currency exchange rate risk related to its Euro and Canadian dollar denominated debt.
We are also exposed to exchange rate movements at our Mexican subsidiaries and equity method investees, which have U.S. dollar-denominated cash balances, receivables, payables and debt (monetary assets and liabilities) that give rise to Mexican currency exchange rate movements for Mexican income tax purposes. They also have deferred income tax assets and liabilities denominated in the Mexican peso, which must be translated to U.S. dollars for financial reporting purposes. In addition, monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. We may utilize foreign currency derivatives as a means to manage the risk of exposure to significant fluctuations in our income tax expense and equity earnings from these impacts; however, we generally do not hedge our deferred income tax assets and liabilities or for inflation.
The following table presents the notional amounts of our foreign currency derivatives, excluding those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	September 30, 2025		December 31, 2024
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Foreign currency derivatives	$158	2025-2027	$162	2025-2026

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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2025
	Current assets			Current liabilities
	Fixed-price contracts and other derivatives(1)	Assets held for sale	Other long-term assets	Other current liabilities	Liabilities held for sale	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments		$25			$—
Foreign exchange instruments		—			(5)
Derivatives not designated as hedging instruments:
Interest rate instruments		189			—
Commodity contracts not subject to rate recovery		24			(63)
Associated offsetting commodity contracts		(5)			5
Commodity contracts subject to rate recovery	$6		$11	$(127)		$(13)
Associated offsetting commodity contracts	(3)		(4)	3		4
Associated offsetting cash collateral	—		—	52		3
Net amounts presented on the balance sheet	3	233	7	(72)	(63)	(6)
Additional cash collateral for commodity contracts not subject to rate recovery	—	60	—	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	32		—	—		—
Total	$35	$293	$7	$(72)	$(63)	$(6)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$2		$7	$(9)		$(5)
Associated offsetting commodity contracts	—		(2)	—		2
Associated offsetting cash collateral	—		—	9		3
Net amounts presented on the balance sheet	2		5	—		—
Additional cash collateral for commodity contracts subject to rate recovery	24		—	—		—
Total	$26		$5	$—		$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4		$4	$(118)		$(8)
Associated offsetting commodity contracts	(3)		(2)	3		2
Associated offsetting cash collateral	—		—	43		—
Net amounts presented on the balance sheet	1		2	(72)		(6)
Additional cash collateral for commodity contracts subject to rate recovery	8		—	—		—
Total	$9		$2	$(72)		$(6)
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

HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended September 30,			Three months ended September 30,
	2025	2024	Location	2025	2024
Sempra:
Cash flow hedges:
Interest rate instruments	$2	$(203)	Interest expense	$4	$3
Interest rate instruments	(6)	(33)	Equity earnings(1)	6	5
Foreign exchange instruments	(1)	—	Revenues: Energy- related businesses	(2)	—
Foreign exchange instruments	—	2	Other income, net	(1)	1
Foreign exchange instruments	(1)	2	Equity earnings(1)	(3)	1
Fair value hedges:
Foreign exchange instruments	(5)	(3)	Equity earnings(1)	—	—
Total	$(11)	$(235)		$4	$10
SoCalGas:
Cash flow hedges:
Interest rate instruments	$—	$—	Interest expense	$(1)	$—

	Nine months ended September 30,			Nine months ended September 30,
	2025	2024	Location	2025	2024
Sempra:
Cash flow hedges:
Interest rate instruments	$(4)	$5	Interest expense	$6	$9
Interest rate instruments	(39)	(8)	Equity earnings(1)	10	20
Foreign exchange instruments	(11)	14	Revenues: Energy- related businesses	(3)	5
			Other income, net	(2)	2
Foreign exchange instruments	(10)	12	Equity earnings(1)	(4)	5
Fair value hedges:
Foreign exchange instruments	(30)	(10)	Equity earnings(1)	—	—
Total	$(94)	$13		$7	$41
SoCalGas:
Cash flow hedges:
Interest rate instruments	$—	$—	Interest expense	$(1)	$(1)
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
At September 30, 2025, the maximum length of time over which Sempra is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is approximately one year.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings
		Three months ended September 30,		Nine months ended September 30,
	Location	2025	2024	2025	2024
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-related businesses	$(35)	$98	$4	$218
Commodity contracts not subject to rate recovery	Energy-related businesses cost of sales	1	—	(1)	—
Commodity contracts subject to rate recovery	Cost of natural gas	(91)	(16)	(111)	(43)
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	(7)	(10)	(3)	(29)
Interest rate instruments	Interest expense	(2)	—	(58)	—
Total		$(134)	$72	$(169)	$146
SDG&E:
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	$(7)	$(10)	$(3)	$(29)
SoCalGas:
Commodity contracts subject to rate recovery	Cost of natural gas	$(91)	$(16)	$(111)	$(43)
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
For Sempra, the total fair value of this group of derivative instruments in a liability position at September 30, 2025 and December 31, 2024 is $227 million and $122 million, respectively. For SDG&E, the total fair value of this group of derivative instruments in a liability position is negligible at both September 30, 2025 and December 31, 2024. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at September 30, 2025 and December 31, 2024 is $78 million and $42 million, respectively. At September 30, 2025, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $227 million, and $78 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The tables below set forth our financial assets and liabilities, by level within the fair value hierarchy, that were accounted for at fair value on a recurring basis at September 30, 2025 and December 31, 2024. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair-valued assets and liabilities and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2024.
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
▪As we discuss in Note 13, in July 2020, Sempra entered into a Support Agreement for the benefit of CFIN. We measure the Support Agreement, which includes a guarantee obligation, a put option and a call option, net of related guarantee fees, at fair value on a recurring basis. We use a discounted cash flow model to value the Support Agreement, net of related guarantee fees. Because some of the inputs that are significant to the valuation are less observable, the Support Agreement is classified as Level 3, as we describe below in “Level 3 Information – Other Sempra.”

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at September 30, 2025
Sempra:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$19	$2	$—		$21
Equity securities	289	3	—		292
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	28	26	—		54
Municipal bonds	—	296	—		296
Other securities	—	254	—		254
Total debt securities	28	576	—		604
Total nuclear decommissioning trusts(2)	336	581	—		917
Short-term investments held in Rabbi Trust	22	—	—		22
Support Agreement, net of related guarantee fees	—	—	39		39
Commodity contracts subject to rate recovery	3	8	6	$25	42
Total	361	589	45	25	1,020
Assets held for sale:
Interest rate instruments	—	214	—	—	214
Commodity contracts not subject to rate recovery	—	24	—	55	79
Total assets held for sale	—	238	—	55	293
Total assets	$361	$827	$45	$80	$1,313
Liabilities:
Commodity contracts subject to rate recovery	$34	$106	$—	$(62)	$78
Liabilities held for sale:
Foreign exchange instruments	—	5	—	—	5
Commodity contracts not subject to rate recovery	—	63	—	(5)	58
Total liabilities held for sale	—	68	—	(5)	63
Total liabilities	$34	$174	$—	$(67)	$141
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
	Fair value at September 30, 2025
SDG&E:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$19	$2	$—		$21
Equity securities	289	3	—		292
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	28	26	—		54
Municipal bonds	—	296	—		296
Other securities	—	254	—		254
Total debt securities	28	576	—		604
Total nuclear decommissioning trusts(2)	336	581	—		917
Commodity contracts subject to rate recovery	3	—	6	$22	31
Total	$339	$581	$6	$22	$948
Liabilities:
Commodity contracts subject to rate recovery	$14	$—	$—	$(14)	$—

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
(2)    Excludes receivables (payables), net.

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at September 30, 2025
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$8	$—	$3	$11
Liabilities:
Commodity contracts subject to rate recovery	$20	$106	$—	$(48)	$78

	Fair value at December 31, 2024
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$2	$1	$—	$1	$4
Liabilities:
Commodity contracts subject to rate recovery	$2	$44	$—	$(3)	$43
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended September 30,
	2025	2024
Balance at July 1	$3	$6
Realized and unrealized gains (losses), net	3	(3)
Allocated transmission instruments	2	1
Settlements	(2)	2
Balance at September 30	$6	$6
Change in unrealized gains (losses) relating to instruments still held at September 30	$2	$—

	Nine months ended September 30,
	2025	2024
Balance at January 1	$4	$10
Realized and unrealized gains (losses), net	1	(6)
Allocated transmission instruments	5	1
Settlements	(4)	1
Balance at September 30	$6	$6
Change in unrealized gains (losses) relating to instruments still held at September 30	$(1)	$(1)
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended September 30,
	2025	2024
Balance at July 1	$39	$23
Realized and unrealized gains (losses), net(1)	2	3
Settlements	(2)	(2)
Balance at September 30(2)	$39	$24
Change in unrealized gains (losses) relating to instruments still held at September 30	$2	$3

	Nine months ended September 30,
	2025	2024
Balance at January 1	$25	$23
Realized and unrealized gains (losses), net(1)	20	7
Settlements	(6)	(6)
Balance at September 30(2)	$39	$24
Change in unrealized gains (losses) relating to instruments still held at September 30	$20	$6
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $8 in Other Current Assets and $31 in Other Long-Term Assets at September 30, 2025 on Sempra's Condensed Consolidated Balance Sheet.

The fair value of the Support Agreement, net of related guarantee fees, is based on a discounted cash flow model using a probability of default and survival methodology. Our estimate of fair value considers inputs such as third-party default rates, credit ratings, recovery rates, and risk-adjusted discount rates, which may be readily observable, market corroborated or generally unobservable inputs. Because CFIN’s credit rating and related default and survival rates are unobservable inputs that are significant to the valuation, the Support Agreement, net of related guarantee fees, is classified as Level 3. We assigned CFIN an internally developed credit rating of A2 and A3 at September 30, 2025, and 2024, respectively, and relied on default rate data published by Moody’s to assign a probability of default. A hypothetical change in the credit rating up or down one notch would not result in a significant change in the fair value of the Support Agreement.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	September 30, 2025
Sempra:
Long-term note receivable(1)	$364	$—	$—	$359	$359
Long-term amounts due to unconsolidated affiliates held for sale	417	—	400	—	400
Long-term debt held for sale(2)	6,961	—	6,661	—	6,661
Long-term debt(3)	29,866	—	28,376	—	28,376
SDG&E:
Long-term debt(4)	$9,800	$—	$8,849	$—	$8,849
SoCalGas:
Long-term debt(5)	$8,109	$—	$7,847	$—	$7,847

	December 31, 2024
Sempra:
Long-term note receivable(1)	$351	$—	$—	$334	$334
Long-term amounts due to unconsolidated affiliates	352	—	324	—	324
Long-term debt(3)	32,899	—	30,193	—	30,193
SDG&E:
Long-term debt(4)	$8,950	$—	$7,760	$—	$7,760
SoCalGas:
Long-term debt(5)	$7,359	$—	$6,880	$—	$6,880
(1)    Before allowances for credit losses of $4 and $5 at September 30, 2025 and December 31, 2024, respectively. Excludes unamortized transaction costs of $3 at both September 30, 2025 and December 31, 2024, respectively.
(2)    After the effects of interest rate swaps. Before reductions of unamortized discount and debt issuance costs of $121 at September 30, 2025.
(3)    After the effects of interest rate swaps at December 31, 2024. Before reductions of unamortized discount and debt issuance costs of $311 and $382 at September 30, 2025 and December 31, 2024, respectively, and excluding finance lease obligations of $1,305 and $1,315 at September 30, 2025 and December 31, 2024, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $99 and $95 at September 30, 2025 and December 31, 2024, respectively, and excluding finance lease obligations of $1,181 and $1,205 at September 30, 2025 and December 31, 2024, respectively.
(5)    Before reductions of unamortized discount and debt issuance costs of $81 and $65 at September 30, 2025 and December 31, 2024, respectively, and excluding finance lease obligations of $124 and $110 at September 30, 2025 and December 31, 2024, respectively.
We provide the fair values for the securities held in the NDT related to SONGS in Note 12.

NOTE 10. CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST
SEMPRA INFRASTRUCTURE
Investor Equity Subscription
In September 2025, PA2 JVCo issued 49.9% of its equity interests to Blackstone for $3.4 billion in cash at closing and a commitment to fund an additional $3.6 billion of capital contributions on a pre-determined funding schedule whereby Blackstone’s capital contributions are scheduled prior to SI Partners capital contributions. SI Partners holds the remaining 50.1% of equity interests in PA2 JVCo, and has committed to fund up to $7.8 billion to PA2 JVCo to support its share of the budgeted PA LNG Phase 2 project construction costs. SI Partners will continue to consolidate PA2 JVCo and direct the activities related to the construction and future operation and maintenance of the PA LNG Phase 2 project. Following the closing, Sempra, Blackstone, KKR Pinnacle and ADIA each hold a 35.1%, 49.9%, 10% and 5% ownership interest, respectively, in the PA LNG Phase 2 project.
Upon closing the equity subscription, we received proceeds of $106 million and recorded an increase of $76 million in CRNCI, an increase of $9 million in NCI, and an increase of $16 million, net of $5 million in income tax expense, in Sempra’s shareholders’ equity. Additionally at closing, Blackstone paid its initial contribution and we received $3,166 million in cash, net of $168 million in transaction costs, and recorded an increase of $3,166 million in CRNCI.
Distributions and Earnings Allocation
Distributions from PA2 JVCo will be made quarterly from available cash to the members in accordance with their distribution percentages, which initially allocates 40.1% and 59.9% of distributions to SI Partners and Blackstone, respectively, until December 31, 2070, after which distributions convert to 50.1% and 49.9% to SI Partners and Blackstone, respectively. Blackstone is entitled to certain adjustments to its share of distributions upon the occurrence of certain events, including termination of LNG offtake contracts that have not been replaced within a specified timeframe, extended incidents of operational underperformance, or material breach of certain affiliate contracts. In the event of liquidation, distributions will continue to follow this allocation until Blackstone has achieved a contractually specified return on its contributed capital, after which such proceeds from liquidation are distributed to SI Partners and Blackstone proportionate to their ownership interest.
Earnings are generally allocated 40.1% to SI Partners and 59.9% to Blackstone, subject to adjustments to Blackstone’s share of distributions discussed above.
Call Rights and Redemption Features
Under the PA2 JVCo LLCA, SI Partners has the right to appoint up to eight managers and Blackstone has the right to appoint up to two managers to PA2 JVCo’s board of managers, with voting power proportionate to their ownership interest. Blackstone has customary minority protections, including consent rights over significant actions such as amendments to the PA2 JVCo LLCA, incurrence of material indebtedness, and changes to the project budget.
Call Options. The PA2 JVCo LLCA provides SI Partners with several call rights to purchase Blackstone’s equity interest under certain conditions or upon the occurrence of certain contingent events, including if Blackstone fails to fund required capital contributions or becomes subject to specific disqualifying events, and during certain defined time periods. Blackstone has a reciprocal call right if SI Partners becomes subject to similar disqualifying events, generally at fair market value in a bankruptcy scenario or 75% of fair market value for other disqualifying events.
Contingent Redemption. Blackstone’s equity interest represents an NCI in PA2 JVCo and is classified as contingently redeemable because Blackstone has certain redemption and exit rights that are outside the control of SI Partners. These rights include, among others, the ability to require redemption upon (i) failure to complete construction by a specified date; (ii) sustained priority distributions to Blackstone above specified thresholds and for specified time periods as a result of extended periods of operational underperformance exceeding certain thresholds, termination of LNG offtake contracts that have not been replaced within a specified timeframe, or material breach of certain affiliate contracts; or (iii) the occurrence of certain monetization events, including a third-party sale of PA2 JVCo.

Because these redemption features are contingent on events not solely within SI Partners’ control, we present Blackstone’s equity interest as a CRNCI, which appears between liabilities and equity in the mezzanine section of Sempra’s Condensed Consolidated Balance Sheet. We initially recorded the CRNCI at the amount for which Blackstone has a claim on the underlying net assets in liquidation at book value. At September 30, 2025, the CRNCI is not currently redeemable, nor is it probable that it will become redeemable because the forecasted completion of the PA LNG Phase 2 project is highly unlikely to occur beyond the contractually specified date in which Blackstone’s ownership interest becomes redeemable; therefore, we did not accrete the CRNCI to its redemption value. If it becomes probable that the CRNCI will become redeemable, we will make a policy election at that time regarding our accounting method of accreting the CRNCI to its redemption value.
Either party may propose a third-party sale or other monetization event. Proceeds from such a sale or monetization event are generally allocated 40.1% to SI Partners and 59.9% to Blackstone until Blackstone achieves a contractually specified return on its contributed capital, and thereafter 90% to SI Partners and 10% to Blackstone.
Allocation of Interests
Upon reaching FID in September 2025, Port Arthur LNG II paid $1.9 billion to Port Arthur LNG I for a 50% ownership interest in shared common facilities located at the site of the natural gas liquefaction projects. As a result, claim on the underlying common facilities in liquidation is split equally between the PA LNG Phase 1 project and the PA LNG Phase 2 project. However, although the ultimate cost of the common facilities will be split equally between the PA LNG Phase 1 project and the PA LNG Phase 2 project upon completion of the PA LNG Phase 2 project, payments for construction costs associated with the common facilities may be made by one project on behalf of both, necessitating an allocation of the appropriate claim on the underlying common facilities between the PA LNG Phase 1 project and the PA LNG Phase 2 project.
Because ownership interests in SI Partners, its subsidiaries and their projects differ by percentage and consolidation level, the allocation of claims on the underlying transactions must be further allocated among the respective owners. Such transactions also include the equity subscription, contributions provided by owners at different times based on a pre-determined funding schedule, and transaction costs, which include $122 million paid to Blackstone for fees and reimbursement of certain transaction expenses and $46 million paid to third parties. To effect the allocation of interests, in the three months and nine months ended September 30, 2025, we recorded a decrease in CRNCI of $1,309 million, an increase in NCI of $455 million and an increase in Sempra’s shareholders’ equity of $635 million, net of $219 million in income tax expense.

NOTE 11. SEMPRA – EQUITY AND EARNINGS PER COMMON SHARE
SERIES C PREFERRED STOCK
On September 10, 2025, we provided notice of the redemption of all 900,000 issued and outstanding shares of our series C preferred stock for a redemption price in cash of $1,000 per share. Because this notice made redemption unconditional and certain to occur, we reclassified $900 million from Preferred Stock in equity to Mandatorily Redeemable Preferred Stock in current liabilities on our Condensed Consolidated Balance Sheet, and the formerly outstanding 900,000 shares of series C preferred stock have been returned to the status of authorized and unissued shares. After this reclassification, we recognized $11 million of capitalized underwriting discount and equity issuance costs in Preferred Deemed Dividends and $4 million of accrued dividends through October 14, 2025 in Interest Expense on our Condensed Consolidated Statement of Operations.
On October 15, 2025, we effected and paid $900 million for the redemption of all 900,000 shares of our series C preferred stock using proceeds received from our August 2025 issuance of junior subordinated notes and short-term debt, which we discuss in Note 7.
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
We intend to use a substantial portion of the net proceeds we receive from the issuance and sale by us of any shares of our common stock to or through the agents and any net proceeds we receive through the settlement of any forward sale agreements with the forward purchasers for working capital and other general corporate purposes, including to partly finance our long-term capital plan and to repay outstanding commercial paper and potentially other indebtedness. At September 30, 2025, approximately $2.6 billion of common stock remained available for sale under the ATM program, which reflects the forward sale agreements that we describe below.
Forward Sale Agreements
Since establishing the ATM program, an aggregate of 4,996,591 shares have been sold under the forward sale agreements described below with an average initial forward price of $83.175. Such average initial forward price is weighted to take into account the number of shares sold under each forward sale agreement.
In the fourth quarter of 2024, we entered into a forward sale agreement under the ATM program with Bank of America, N.A. as forward purchaser. From time to time during the quarter at our instruction, the forward purchaser borrowed, and an affiliate of the forward purchaser sold, 2,909,274 shares of Sempra common stock under this agreement. At the initial forward price of $92.1546 per share, the proceeds from this forward sale agreement if we elect full physical settlement would be approximately $268 million (net of sales commissions of approximately $2.4 million, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). At September 30, 2025, a total of 2,909,274 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us no later than June 30, 2026.
In the first quarter of 2025, we entered into a forward sale agreement under the ATM program with Wells Fargo Bank, N.A. as forward purchaser. From time to time during the quarter at our instruction, the forward purchaser borrowed, and an affiliate of the forward purchaser sold, 2,087,317 shares of Sempra common stock under this agreement. At the initial forward price of $70.6593 per share, the proceeds from this forward sale agreement if we elect full physical settlement would be approximately $147 million (net of sales commissions of approximately $1.3 million, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). At September 30, 2025, a total of 2,087,317 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us no later than March 31, 2027.
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
COMMON STOCK REPURCHASES
In the nine months ended September 30, 2025 and 2024, we withheld 684,447 shares for $58 million and 565,571 shares for $41 million, respectively, of our common stock that would otherwise be issued to long-term incentive plan participants who do not elect otherwise upon the vesting of RSUs and exercise of stock options in an amount sufficient to satisfy minimum statutory tax withholding requirements. Such share withholding is considered a share repurchase for accounting purposes.

NONCONTROLLING INTERESTS
Ownership interests in a consolidated entity that are held by unconsolidated owners are accounted for and reported as NCI.
The following table summarizes net income attributable to Sempra and transfers (to) from NCI, which shows the effects of changes in Sempra’s ownership interest in its subsidiaries on Sempra’s shareholders’ equity.

NET INCOME ATTRIBUTABLE TO SEMPRA AND TRANSFERS (TO) FROM NCI
(Dollars in millions)
	Three months ended	Nine months ended
	September 30, 2025
Sempra:
Net income attributable to Sempra	$95	$1,485
Transfers (to) from NCI:
Increase in shareholders’ equity from investor equity subscription	16	16
Increase in shareholders’ equity from allocation of interests(1)	635	635
Net transfers (to) from NCI	651	651
Change from net income attributable to Sempra and transfers (to) from NCI	$746	$2,136
(1)    We describe the allocation of interests in Note 10.
SI Partners Subsidiaries
Both SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of September 30, 2025, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sempra:
Numerator:
Earnings attributable to common shares	$77	$638	$1,444	$2,152

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	652,948	633,752	652,538	633,342
Dilutive effect of common shares sold forward	267	2,312	123	1,375
Dilutive effect of stock options and RSUs(2)	794	1,997	759	1,849
Weighted-average common shares outstanding for diluted EPS	654,009	638,061	653,420	636,566

EPS:
Basic	$0.12	$1.01	$2.21	$3.40
Diluted	$0.12	$1.00	$2.21	$3.38
(1)    Includes 492 and 615 fully vested RSUs held in our Deferred Compensation Plan for the three months ended September 30, 2025 and 2024, respectively, and 502 and 616 of such RSUs for the nine months ended September 30, 2025 and 2024, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and nine months ended September 30, 2025 excludes 331,462 and 743,454 potentially dilutive shares, respectively, and the computation of diluted EPS for the three months and nine months ended September 30, 2024 excludes 450,243 and 996,966 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
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
Pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Development Committee of Sempra’s board of directors granted 303,614 nonqualified stock options, 628,413 performance-based RSUs and 260,012 service-based RSUs in the nine months ended September 30, 2025, primarily in January.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	September 30, 2025
Short-term investments, primarily cash equivalents	$21	$—	$—	$21
Equity securities	69	225	(2)	292
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	53	1	—	54
Municipal bonds(2)	299	3	(6)	296
Other securities(3)	252	5	(3)	254
Total debt securities	604	9	(9)	604
Receivables (payables), net	(20)	—	—	(20)
Total	$674	$234	$(11)	$897

	December 31, 2024
Short-term investments, primarily cash equivalents	$10	$—	$—	$10
Equity securities	78	223	(3)	298
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	67	1	(1)	67
Municipal bonds	295	1	(9)	287
Other securities	234	2	(8)	228
Total debt securities	596	4	(18)	582
Receivables (payables), net	(15)	—	—	(15)
Total	$669	$227	$(21)	$875
(1)    Maturity dates are 2025-2056.
(2)    Maturity dates are 2025-2065.
(3)    Maturity dates are 2025-2070.
The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Proceeds from sales	$210	$259	$709	$639
Gross realized gains	12	17	43	41
Gross realized losses	1	2	6	7
Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units is $448 million at September 30, 2025 and is based on a cost study prepared in 2024, which is pending CPUC approval. SDG&E expects to receive an FD in the first half of 2026.

NOTE 13. COMMITMENTS, CONTINGENCIES AND GUARANTEES
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
At September 30, 2025, loss contingency accruals for legal matters that are probable and estimable are $43 million for Sempra, including $28 million for SoCalGas.
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
In 2022, SoCalGas paid $1.79 billion under a settlement agreement that resolved the lawsuits of over 99% of the approximately 36,000 individual plaintiffs with lawsuits then-pending against SoCalGas and Sempra related to the Leak. As of October 31, 2025, there are three outstanding plaintiffs who have not agreed to a settlement in principle.
Other Sempra
Energía Costa Azul
We describe below certain land disputes and permit challenges affecting our ECA Regas Facility. Certain of these land disputes involve land on which portions of the ECA LNG liquefaction facilities under construction and in development are expected to be situated or on which portions of the ECA Regas Facility that would be necessary for the operation of such ECA LNG liquefaction facilities are situated. One or more unfavorable conclusions on these disputes or challenges could materially adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility and have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.

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
In 2018 and 2021, three related claimants filed separate challenges in the federal district court in Ensenada, Baja California seeking revocation of the environmental and social impact permits issued by each of ASEA and SENER to ECA LNG authorizing natural gas liquefaction activities at the ECA Regas Facility, as follows:
▪Pending - In the first case, the court issued a provisional injunction against the permits in September 2018. In December 2018, ASEA approved modifications to the environmental permit that facilitate the development of the proposed natural gas liquefaction facility in two phases. In May 2019, the court canceled the provisional injunction. The claimant appealed the court’s decision to cancel the injunction to the federal appellate court but was not successful. The lower court’s ruling was favorable to the ECA Regas Facility, as the court determined that no harm has been caused to the plaintiff and dismissed the lawsuit. The claimant appealed and petitioned the Mexican Supreme Court to resolve the appeal. The Mexican Supreme Court denied the petition to hear the case, thereby leaving the appeal to be resolved by a federal appellate court.
▪Pending - In the second case, the initial request for a provisional injunction against the permits was denied. That decision was reversed on appeal in January 2020, resulting in the issuance of a new injunction against the permits that were issued by ASEA and SENER. This injunction has uncertain application absent clarification by the court. The claimants petitioned the court to rule that construction of natural gas liquefaction facilities violated the injunction and, in February 2022, the court ruled in favor of the ECA Regas Facility, holding that the natural gas liquefaction construction activities did not violate the injunction. The claimants appealed this ruling to the federal appellate court but were not successful. The lower court’s ruling was favorable to the ECA Regas Facility, as the court determined that no harm has been caused to the plaintiffs and dismissed the lawsuit. The claimants appealed and petitioned the Mexican Supreme Court to resolve the appeal. The Mexican Supreme Court denied the petition to hear the case, thereby leaving the appeal to be resolved by a federal appellate court.
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

Port Arthur LNG I
TCEQ Permit - Pending. The PA LNG Phase 1 project holds two Clean Air Act, Prevention of Significant Deterioration permits issued by the TCEQ, which we refer to as the “2016 Permit” and the “2022 Permit.” The 2022 Permit also governs emissions for the PA LNG Phase 2 project. In November 2023, a panel of the U.S. Court of Appeals for the Fifth Circuit issued a decision to vacate and remand the 2022 Permit to the TCEQ for additional explanation of the agency’s permit decision. In February 2024, the court withdrew its opinion and referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. In February 2025, the Supreme Court of Texas adopted Port Arthur LNG I’s interpretation of the standard. In August 2025, the U.S. Court of Appeals for the Fifth Circuit applied the standard adopted by the Supreme Court of Texas and denied the petitioner’s argument under the case, resulting in the continued effectiveness of the 2022 Permit. The petitioners have until November 10, 2025 to file a petition for writ of certiorari with the U.S. Supreme Court; however, the Supreme Court does not have to grant review. The 2022 Permit is effective during the pending litigation. The 2016 Permit was not the subject of, and is unaffected by, the pending litigation of the 2022 Permit. Construction of the PA LNG Phase 1 project is proceeding uninterrupted under existing permits, and we do not currently anticipate the pending litigation to materially impact the PA LNG Phase 1 project cost, schedule or expected commercial operations at this stage.
Construction Incident - Pending. In April 2025, an incident occurred at the site of the PA LNG Phase 1 project that resulted in the deaths of three Bechtel employees and injuries to two Bechtel employees.
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
As of October 31, 2025, there are two pending lawsuits filed by 17 plaintiffs in the 172nd Judicial District Court in Jefferson County, Texas and the 295th Judicial District Court in Harris County, Texas. A complaint filed in the 60th Judicial District Court in Jefferson County, Texas was dismissed without prejudice following the plaintiff’s intervention in the proceeding in the 172nd Judicial District Court in Jefferson County, Texas. The complaints collectively name as defendants Port Arthur LNG I, SI Partners, Sempra and/or other Sempra affiliates, Bechtel and/or Bechtel Corporation, and ConocoPhillips. In the lawsuits, plaintiffs assert negligence and gross negligence and additional causes of action for wrongful death, survival and bystander claims. Plaintiffs seek compensatory and punitive damages, lost wages and attorneys’ fees. The litigation is stayed pending a request to transfer the pending cases to a multidistrict litigation pretrial court.
Bechtel is providing indemnity pursuant to the terms of Port Arthur LNG I’s EPC contract.
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
SDG&E has two PPAs that commenced in July 2025 and September 2025 and expire in June 2040 and August 2040, respectively, and recorded right-of-use assets and operating lease liabilities of $291 million. Future minimum lease payments are $12 million in 2025, and $29 million in each of 2026 through 2029 and $303 million thereafter.
Leases That Have Not Yet Commenced
SDG&E previously entered into two PPAs, of which SDG&E expects one will commence in 2027 and one will commence in 2028. SDG&E expects the future minimum lease payments to be $4 million in 2028, $5 million in 2029 and $71 million thereafter (through expiration in 2043).
SoCalGas previously entered into a lease agreement for a new headquarters office space in Los Angeles that it expects will commence in 2026. In July 2025, the lease agreement was amended to increase the square footage. At September 30, 2025, SoCalGas expects future minimum lease payments to decrease by $3 million in 2028 and increase by $3 million in 2029 and $38 million thereafter (through expiration in 2041) compared to December 31, 2024.
Lessor Accounting
Sempra Infrastructure is a lessor for certain of its natural gas and ethane pipelines, compressor stations, liquid petroleum gas storage facilities, a rail facility and refined products terminals, which we account for as operating or sales-type leases.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sempra – Sales-type leases:
Interest income	$—	$1	$2	$4
Total revenues from sales-type leases(1)	$—	$1	$2	$4

Sempra – Operating leases:
Fixed lease payments	$93	$83	$269	$259
Variable lease payments	6	9	17	29
Total revenues from operating leases(1)	$99	$92	$286	$288

Depreciation expense	$18	$17	$53	$53
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first nine months of 2025 to contractual commitments discussed in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.
Natural Gas Contract
Sempra Infrastructure
Sempra Infrastructure entered into a 20-year transportation services agreement to secure natural gas transportation capacity, with an option to extend the term, resulting in a commitment for fixed costs of approximately $180 million per year during the term of the agreement.

LNG Purchase Agreement
ECA Regas Facility
Sempra Infrastructure has an SPA for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2025 through 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra Infrastructure. At September 30, 2025, we expect the commitment amount to decrease by $321 million in 2025, $74 million in 2026, $53 million in 2027, $64 million in 2028, and $38 million in 2029 compared to December 31, 2024, reflecting changes in estimated forward prices since December 31, 2024 and actual transactions for the first nine months of 2025. These LNG commitment amounts are based on the assumption that all LNG cargoes under the agreement are delivered, less those already confirmed to be diverted as of September 30, 2025. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the supplier electing to divert cargoes as allowed by the agreement.
ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which is $317 million for Sempra, $17 million for SDG&E and $15 million for SoCalGas at September 30, 2025.
SEMPRA – GUARANTEES
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $17 million at September 30, 2025, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
This guarantee will remain with Sempra after the sale of a portion of our equity interest in SI Partners is complete, which we discuss in Note 6.
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
In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 9). At September 30, 2025, the fair value of the Support Agreement is $39 million, of which $8 million is included in Other Current Assets and $31 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
This guarantee will remain with Sempra after the sale of a portion of our equity interest in SI Partners is complete, which we discuss in Note 6.
SI Partners Credit Support Agreement
In February 2025, SI Partners entered into a 15-month credit support agreement with a third-party financial institution related to a customer’s secured borrowing for repayment of its past due account balance owed to SI Partners. At September 30, 2025, SI Partners’ maximum exposure to loss under this off-balance sheet arrangement is $72 million.
This guarantee, if not yet terminated, will remain with SI Partners after the sale of a portion of our equity interest in SI Partners is complete, which we discuss in Note 6.

NOTE 14. SEGMENT INFORMATION
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

SEGMENT INFORMATION
(Dollars in millions)
			September 30, 2025	December 31, 2024
ASSETS
Sempra California			$59,479	$56,116
Sempra Texas Utilities			17,173	15,534
Sempra Infrastructure			30,140	22,954
Segment totals			106,792	94,604
Parent and other			1,162	2,622
Intersegment eliminations(1)			(1,035)	(1,071)
Total Sempra			$106,919	$96,155
EQUITY METHOD INVESTMENTS
Sempra Texas Utilities			$17,164	$15,522
Sempra Infrastructure(2)			17	2,411
Segment totals/Total Sempra			$17,181	$17,933

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$1	$2	$4	$6
Sempra Infrastructure	132	130	439	420
Segment totals	133	132	443	426
Equity earnings, net of income tax:
Sempra Texas Utilities	306	261	661	646
Sempra Infrastructure	33	61	86	163
Segment totals	339	322	747	809
Total Sempra	$472	$454	$1,190	$1,235
CAPITAL EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT
Sempra California			$3,334	$3,329
Sempra Infrastructure			3,863	2,433
Segment totals			7,197	5,762
Parent and other			4	3
Total Sempra			$7,201	$5,765
(1)     Primarily includes an intersegment loan related to deferred income taxes from Sempra Infrastructure to Parent and other.
(2)     At September 30, 2025, $2,471 is classified as Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheet. The remaining $17 represents our investment balance in Cameron LNG JV related to our guarantee under the SDSRA, which we discuss in Note 13.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Sempra California	Sempra Texas Utilities(1)	Sempra Infrastructure	Sempra
	Three months ended September 30, 2025
Revenues	$2,613		$555
Depreciation and amortization	(591)		(69)
Interest income	2		10
Interest expense(2)	(234)		(16)
Income tax benefit (expense)	128		(792)
Equity earnings		$307	165
Earnings attributable to noncontrolling interests			(55)
Other segment items(3)	(1,548)	(1)	(378)
Segment earnings attributable to common shares	$370	$306	$(580)	$96
Parent and other				(19)
Earnings attributable to common shares				$77

	Three months ended September 30, 2024
Revenues	$2,256		$538
Depreciation and amortization	(536)		(76)
Interest income	4		7
Interest expense	(213)		—
Income tax benefit	37		43
Equity earnings		$263	191
Earnings attributable to noncontrolling interests			(110)
Other segment items(3)	(1,301)	(2)	(363)
Segment earnings attributable to common shares	$247	$261	$230	$738
Parent and other				(100)
Earnings attributable to common shares				$638
(1)    Substantially all earnings attributable to common shares are from equity earnings.
(2)    Sempra Infrastructure includes net unrealized gains (losses) from undesignated interest rate swaps related to the PA LNG Phase 1 project.
(3)    Includes cost of natural gas, cost of electric fuel and purchased power, O&M, franchise fees and other taxes, and other income (expense), net, for Sempra California; O&M, interest expense, and income tax expense for Sempra Texas Utilities related to activities at the holding company; and cost of natural gas, energy-related businesses cost of sales, O&M, franchise fees and other taxes, and other income (expense), net, for Sempra Infrastructure.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Sempra California	Sempra Texas Utilities(1)	Sempra Infrastructure	Sempra
	Nine months ended September 30, 2025
Revenues	$8,504		$1,511
Depreciation and amortization	(1,727)		(223)
Interest income	7		34
Interest expense(2)	(687)		(87)
Income tax benefit (expense)	63		(1,045)
Equity earnings		$665	525
Earnings attributable to noncontrolling interests			(103)
Other segment items(3)	(4,807)	(5)	(974)
Segment earnings attributable to common shares	$1,353	$660	$(362)	$1,651
Parent and other				(207)
Earnings attributable to common shares				$1,444

	Nine months ended September 30, 2024
Revenues	$8,022		$1,466
Depreciation and amortization	(1,585)		(221)
Interest income	12		19
Interest expense	(627)		—
Income tax (expense) benefit	(90)		67
Equity earnings		$652	583
Earnings attributable to noncontrolling interests			(325)
Other segment items(3)	(4,587)	(6)	(937)
Segment earnings attributable to common shares	$1,145	$646	$652	$2,443
Parent and other				(291)
Earnings attributable to common shares				$2,152
(1)    Substantially all earnings attributable to common shares are from equity earnings.
(2)    Sempra Infrastructure includes net unrealized gains (losses) from undesignated interest rate swaps related to the PA LNG Phase 1 project.
(3)    Includes cost of natural gas, cost of electric fuel and purchased power, O&M, franchise fees and other taxes, other income (expense), net, and preferred dividends for Sempra California; O&M, interest expense, and income tax expense for Sempra Texas Utilities related to activities at the holding company; and cost of natural gas, energy-related businesses cost of sales, O&M, franchise fees and other taxes, and other income (expense), net, for Sempra Infrastructure.

The following table presents revenues by services by segment, reconciled to Sempra’s consolidated revenues.

REVENUES BY SERVICES
(Dollars in millions)
	Sempra California	Sempra Infrastructure	Sempra	Sempra California	Sempra Infrastructure	Sempra
	Three months ended September 30, 2025			Three months ended September 30, 2024
Revenues from external customers:
Utilities	$2,513	$15		$2,388	$15
Energy-related businesses	—	228		—	167
Total revenues from external customers(1)	2,513	243	$2,756	2,388	182	$2,570
Other revenues(2):
Utilities	95	—		(138)	—
Energy-related businesses	—	300		—	345
Total other revenues	95	300	395	(138)	345	207
Intersegment revenues(3):
Utilities	5	—		6	—
Energy-related businesses	—	12		—	11
Total intersegment revenues	5	12	17	6	11	17
Segment revenues	$2,613	$555	3,168	$2,256	$538	2,794
Adjustments			—			(1)
Intersegment eliminations			(17)			(17)
Revenues			$3,151			$2,776

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
Revenues from external customers:
Utilities	$8,412	$59		$8,113	$63
Energy-related businesses	—	666		—	575
Total revenues from external customers(1)	8,412	725	$9,137	8,113	638	$8,751
Other revenues(2):
Utilities	74	—		(107)	—
Energy-related businesses	—	742		—	784
Total other revenues	74	742	816	(107)	784	677
Intersegment revenues(3):
Utilities	18	—		16	—
Energy-related businesses	—	44		—	44
Total intersegment revenues	18	44	62	16	44	60
Segment revenues	$8,504	$1,511	10,015	$8,022	$1,466	9,488
Adjustments			—			(1)
Intersegment eliminations			(62)			(60)
Revenues			$9,953			$9,427
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
Total assets at SDG&E were $32.8 billion and $30.8 billion at September 30, 2025 and December 31, 2024, respectively. The following table presents selected information for SDG&E’s single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
SDG&E:
Revenues from external customers:
Electric	$1,131	$1,160	$3,062	$3,178
Natural gas	218	167	789	658
Total revenues from external customers(1)	1,349	1,327	3,851	3,836
Regulatory revenues(2):
Electric	132	(87)	300	104
Natural gas	(1)	3	11	37
Total regulatory revenues	131	(84)	311	141
Total revenues	1,480	1,243	4,162	3,977
Depreciation and amortization	(334)	(308)	(977)	(910)
Interest income	—	1	2	5
Interest expense	(141)	(131)	(415)	(390)
Income tax benefit (expense)	33	(15)	12	(89)
Other segment items(3)	(714)	(529)	(2,004)	(1,923)
Earnings attributable to common shares	$324	$261	$780	$670

Capital expenditures for property, plant and equipment			$1,811	$1,838
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
Total assets at SoCalGas were $26.7 billion and $25.4 billion at September 30, 2025 and December 31, 2024, respectively. The following table presents selected information for SoCalGas’ single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
SoCalGas:
Natural gas:
Revenues from external customers(1)	$1,217	$1,110	$4,706	$4,416
Regulatory revenues(2)	(36)	(56)	(237)	(248)
Total revenues	1,181	1,054	4,469	4,168
Depreciation and amortization	(257)	(228)	(750)	(675)
Interest income	2	3	5	7
Interest expense	(93)	(82)	(272)	(237)
Income tax benefit (expense)	95	52	51	(1)
Other segment items(3)	(882)	(813)	(2,930)	(2,787)
Earnings (losses) attributable to common shares	$46	$(14)	$573	$475

Capital expenditures for property, plant and equipment			$1,523	$1,491
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

RESULTS OF OPERATIONS BY REGISTRANT
Throughout this MD&A, our references to earnings represent earnings attributable to common shares. Variance amounts presented are the after-tax earnings impact (based on applicable statutory tax rates unless otherwise noted) and after NCI but before foreign currency and inflation effects, where applicable.
We discuss herein Sempra’s results of operations and significant changes in earnings, revenues and costs by segment, as well as Parent and other, for the three months (Q3) and nine months (YTD) ended September 30, 2025 compared to the same periods in 2024. We also discuss herein the impact of foreign currency and inflation rates on Sempra’s results of operations.
Due to the delay in the issuance of the CPUC’s FD in the SDG&E and SoCalGas 2024 GRC, Sempra California recorded revenues in the first three quarters of 2024 based on levels authorized for 2023 under the 2019 GRC. In December 2024, the CPUC approved an FD in the 2024 GRC, effective retroactive to January 1, 2024, for which Sempra California recorded the retroactive impacts in the fourth quarter of 2024. Sempra California’s authorized base revenues in the first three quarters of 2025 are based on the revenues authorized for the 2024 test year plus the amount authorized for attrition for 2025. We provide additional information on the 2024 GRC FD in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sempra:
Sempra California	$370	$247	$1,353	$1,145
Sempra Texas Utilities	306	261	660	646
Sempra Infrastructure	(580)	230	(362)	652
Segment earnings attributable to common shares	96	738	1,651	2,443
Parent and other	(19)	(100)	(207)	(291)
Earnings attributable to common shares	$77	$638	$1,444	$2,152

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
In the three months ended September 30, 2025 compared to the same period in 2024, the increase in earnings of $123 million (50%) was primarily due to:
▪$92 million higher income tax benefits primarily from flow-through items, including impacts from the election to accelerate self-developed software deductions, and from the resolution of prior year income tax items
▪$47 million higher CPUC base operating margin, net of operating expenses including higher depreciation and $9 million lower authorized cost of capital. In the first three quarters of 2024, Sempra California recorded CPUC-authorized base revenues based on 2023 authorized levels
Offset by:
▪$16 million higher net interest expense
In the nine months ended September 30, 2025 compared to the same period in 2024, the increase in earnings of $208 million (18%) was primarily due to:
▪$134 million higher income tax benefits primarily from flow-through items, including gas repairs tax benefits (which in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD) and impacts from the election to accelerate self-developed software deductions, and from the resolution of prior year income tax items
▪$119 million higher CPUC base operating margin, net of operating expenses including higher depreciation and $31 million lower authorized cost of capital. In the first three quarters of 2024, Sempra California recorded CPUC-authorized base revenues based on 2023 authorized levels
▪$10 million regulatory award approved by the CPUC in 2025
▪$7 million higher net regulatory interest income
▪$7 million higher electric transmission margin
Offset by:
▪$48 million higher net interest expense
▪$25 million from disallowed regulatory recovery of COVID-19 costs
Sempra Texas Utilities
In the three months ended September 30, 2025 compared to the same period in 2024, the increase in earnings of $45 million (17%) was primarily due to higher equity earnings from Oncor Holdings driven by:
▪overall higher revenues primarily attributable to:
◦rate updates to reflect increases in invested capital
◦increase due to Oncor’s SRP and the UTM
Offset by:
▪higher interest expense and depreciation expense associated with increases in invested capital
▪higher O&M

In the nine months ended September 30, 2025 compared to the same period in 2024, the increase in earnings of $14 million (2%) was primarily due to higher equity earnings from Oncor Holdings driven by:
▪overall higher revenues primarily attributable to:
◦rate updates to reflect increases in invested capital
◦increase due to Oncor’s SRP and the establishment of the UTM
◦customer growth
Offset by:
▪higher interest expense and depreciation expense associated with increases in invested capital
▪higher O&M
Sempra Infrastructure
In the three months ended September 30, 2025 compared to the same period in 2024, losses were $580 million compared to earnings of $230 million primarily due to:
▪$705 million income tax expense in 2025 to adjust deferred income tax liabilities related to outside basis differences in our investment in SI Partners as a result of management’s decision to classify the asset as held for sale
▪$100 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of a $32 million unfavorable impact in 2025 compared to a $68 million favorable impact in 2024
▪$26 million unfavorable impact related to a customer’s early termination of firm transportation agreements, including interest expense
▪$18 million lower income tax benefit primarily from outside basis differences
▪$10 million higher O&M in 2025 from higher provisions for expected credit losses
Offset by:
▪$26 million from asset and supply optimization driven by higher optimization of transport and storage contracts offset by unrealized losses on commodity derivatives in 2025 compared to unrealized gains on commodity derivatives in 2024 due to changes in natural gas prices
▪$9 million higher revenues driven by satisfaction of performance obligations related to customer payments received in advance from a contract modification in December 2024 on an LNG storage and regasification agreement
In the nine months ended September 30, 2025 compared to the same period in 2024, losses were $362 million compared to earnings of $652 million primarily due to:
▪$731 million income tax expense in 2025 as a result of management’s decision to classify SI Partners and Ecogas as held for sale, comprised of the following:
◦$705 million income tax expense to adjust deferred income tax liabilities related to outside basis differences in our investment in SI Partners
◦$26 million income tax expense due to the recognition of a deferred tax liability on our outside basis difference in Ecogas
▪$302 million unfavorable impact from foreign currency and inflation effects on our monetary positions in Mexico, comprised of a $122 million unfavorable impact in 2025 compared to a $180 million favorable impact in 2024
▪$26 million unfavorable impact related to a customer’s early termination of firm transportation agreements, including interest expense
▪$17 million from TdM driven by lower volumes and lower power prices and unrealized losses in 2025 compared to unrealized gains in 2024 on commodity derivatives due to changes in power prices
▪$16 million lower income tax benefit primarily from outside basis differences
▪$9 million interest expense from unrealized losses in 2025 on interest rate swaps related to the PA LNG Phase 1 project
Offset by:
▪$26 million higher revenues driven by satisfaction of performance obligations related to customer payments received in advance from a contract modification in December 2024 on an LNG storage and regasification agreement
▪$22 million from asset and supply optimization driven by higher optimization of transport and storage contracts and higher LNG diversion fees offset by higher unrealized losses on commodity derivatives due to changes in natural gas prices
▪$12 million higher net interest income from a change in the fair value of the Support Agreement and higher capitalization of interest expense in 2025 from projects under construction
▪$7 million higher revenues due to the commencement of commercial operations at the Topolobampo marine terminal in June 2024

Parent and Other
In the three months ended September 30, 2025 compared to the same period in 2024, the decrease in losses of $81 million was primarily due to:
▪$191 million net income tax benefit in 2025 from changes to a valuation allowance against certain tax credit carryforwards offset by changes in state income tax apportionment as a result of management’s decision to classify SI Partners as held for sale
▪$22 million income tax benefit in 2025 from the impacts of the OBBBA
▪$17 million income tax expense in 2024 from changes to a valuation allowance against certain tax credit carryforwards
Offset by:
▪$78 million income tax expense in 2025 from changes to a valuation allowance against foreign tax credits that were carried forward from the implementation of the TCJA
▪$30 million higher net interest expense
▪$13 million higher income tax expense from the interim period application of an annual forecasted consolidated ETR
▪$11 million preferred deemed dividends related to the notice of redemption of series C preferred stock in September 2025
▪$10 million lower net investment gains on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan
In the nine months ended September 30, 2025 compared to the same period in 2024, the decrease in losses of $84 million (29%) was primarily due to:
▪$191 million net income tax benefit in 2025 from changes to a valuation allowance against certain tax credit carryforwards offset by changes in state income tax apportionment as a result of management’s decision to classify SI Partners as held for sale
▪$22 million income tax benefit in 2025 from the impacts of the OBBBA
▪$17 million income tax expense in 2024 from changes to a valuation allowance against certain tax credit carryforwards
Offset by:
▪$78 million income tax expense in 2025 from changes to a valuation allowance against foreign tax credits that were carried forward from the implementation of the TCJA
▪$70 million higher net interest expense
▪$11 million preferred deemed dividends related to the notice of redemption of series C preferred stock in September 2025

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

UTILITIES: NATURAL GAS REVENUES AND COST OF NATURAL GAS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sempra:
Natural gas revenues:
Sempra California	$1,353	$1,186	$5,152	$4,750
Sempra Infrastructure	15	15	59	63
Segment totals	1,368	1,201	5,211	4,813
Eliminations and adjustments	(5)	(6)	(16)	(15)
Total	$1,363	$1,195	$5,195	$4,798
Cost of natural gas(1):
Sempra California	$205	$97	$871	$777
Sempra Infrastructure	6	4	21	18
Segment totals	211	101	892	795
Eliminations and adjustments	(1)	(2)	(6)	(5)
Total	$210	$99	$886	$790
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2025 compared to the same period in 2024, Sempra’s natural gas revenues increased by $168 million (14%) driven by Sempra California, which included:
▪$122 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $7 million lower authorized cost of capital
▪$108 million increase in cost of natural gas sold, which we discuss below
▪$58 million higher regulatory revenues, including gas repairs tax benefits, which are offset in income tax (expense) benefit. Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
Offset by:
▪$65 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$51 million lower regulatory revenues associated with impacts from the election to accelerate self-developed software deductions, which are offset in income tax (expense) benefit
In the three months ended September 30, 2025 compared to the same period in 2024, Sempra’s cost of natural gas increased by $111 million driven by Sempra California, primarily due to higher average natural gas prices.

In the nine months ended September 30, 2025 compared to the same period in 2024, Sempra’s natural gas revenues increased by $397 million (8%) driven by Sempra California, which included:
▪$430 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $28 million lower authorized cost of capital
▪$103 million higher regulatory revenues, including gas repairs tax benefits, which are offset in income tax (expense) benefit. Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
▪$94 million increase in cost of natural gas sold, which we discuss below
▪$67 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$14 million regulatory award approved by the CPUC in 2025
▪$14 million higher revenues from higher non-service components of net periodic benefit cost, which fully offsets in other income, net
Offset by:
▪$206 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$51 million lower regulatory revenues associated with impacts from the election to accelerate self-developed software deductions, which are offset in income tax (expense) benefit
▪$29 million lower revenues from disallowed regulatory recovery of COVID-19 costs
In the nine months ended September 30, 2025 compared to the same period in 2024, Sempra’s cost of natural gas increased by $96 million (12%) driven by Sempra California, which included:
▪$112 million higher average natural gas prices
Offset by:
▪$18 million lower volumes driven by weather
Utilities: Electric Revenues and Cost of Electric Fuel and Purchased Power
Our utilities revenues include electric revenues at Sempra California, substantially all of which is at SDG&E. Intercompany revenues are eliminated in Sempra’s Condensed Consolidated Statements of Operations.
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

UTILITIES: ELECTRIC REVENUES AND COST OF ELECTRIC FUEL AND PURCHASED POWER
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sempra:
Electric revenues:
Sempra California	$1,260	$1,070	$3,352	$3,272
Eliminations and adjustments	—	(1)	(2)	(3)
Total	$1,260	$1,069	$3,350	$3,269
Cost of electric fuel and purchased power(1):
Sempra California	$135	$(5)	$314	$277
Eliminations and adjustments	(13)	(13)	(49)	(50)
Total	$122	$(18)	$265	$227
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2025 compared to the same period in 2024, Sempra’s electric revenues increased by $191 million (18%) driven by Sempra California, which included:
▪$140 million increase in cost of electric fuel and purchased power, which we discuss below
▪$40 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $6 million lower authorized cost of capital
▪$15 million higher revenues from incremental and balanced capital projects offset by certain projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$12 million higher revenues from transmission operations
Offset by:
▪$19 million lower regulatory revenues associated with impacts from the election to accelerate self-developed software deductions, which are offset in income tax (expense) benefit
▪$7 million lower regulatory revenues from higher ITCs from standalone energy storage projects, which are offset in income tax (expense) benefit
In the three months ended September 30, 2025 compared to the same period in 2024, Sempra’s cost of electric fuel and purchased power increased by $140 million driven by Sempra California, which included:
▪$140 million higher purchased power primarily due to change in excess capacity sales and tolling agreements
▪$30 million lower sales to the California ISO due to lower market prices
Offset by:
▪$28 million lower purchased power from the California ISO due to lower market prices and lower customer demand from departing load now served by CCAs
In the nine months ended September 30, 2025 compared to the same period in 2024, Sempra’s electric revenues increased by $81 million (2%) driven by Sempra California, which included:
▪$87 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $15 million lower authorized cost of capital
▪$37 million increase in cost of electric fuel and purchased power, which we discuss below
▪$29 million higher revenues from incremental and balanced capital projects offset by certain projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$25 million higher revenues from transmission operations
Offset by:
▪$74 million lower regulatory revenues from higher ITCs from standalone energy storage projects, which are offset in income tax (expense) benefit
▪$19 million lower regulatory revenues associated with impacts from the election to accelerate self-developed software deductions, which are offset in income tax (expense) benefit
▪$9 million lower revenues associated with refundable programs, which are fully offset in O&M
In the nine months ended September 30, 2025 compared to the same period in 2024, Sempra’s cost of electric fuel and purchased power increased by $38 million (17%) driven by Sempra California, which included:
▪$67 million higher purchased power primarily due to tolling agreements and change in excess capacity sales
▪$45 million lower sales to the California ISO due to lower market prices
Offset by:
▪$72 million lower purchased power from the California ISO due to lower market prices and lower customer demand from departing load now served by CCAs

Energy-Related Businesses: Revenues and Cost of Sales

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sempra:
Revenues:
Sempra Infrastructure	$540	$523	$1,452	$1,403
Parent and other(1)	(12)	(11)	(44)	(43)
Total	$528	$512	$1,408	$1,360
Cost of sales(2):
Sempra Infrastructure	$117	$134	$321	$297
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2025 compared to the same period in 2024, Sempra’s revenues from energy-related businesses increased by $16 million (3%) primarily due to:
▪$39 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$90 million driven by higher natural gas prices and higher volumes associated with optimization of transport and storage contracts
Offset by:
◦$60 million from $50 million unrealized losses in 2025 compared to $10 million unrealized gains in 2024 on commodity derivatives
▪$18 million higher revenues driven by satisfaction of performance obligations related to customer payments received in advance from a contract modification in December 2024 on an LNG storage and regasification agreement
Offset by:
▪$30 million lower transportation revenues driven by a customer’s early termination of firm transportation agreements
▪$8 million from TdM due to lower power prices and lower volumes
In the three months ended September 30, 2025 compared to the same period in 2024, Sempra’s cost of sales from energy-related businesses decreased by $17 million (13%) primarily due to $19 million lower LNG purchases offset by higher natural gas purchases related to asset and supply optimization.
In the nine months ended September 30, 2025 compared to the same period in 2024, Sempra’s revenues from energy-related businesses increased by $48 million (4%) primarily due to:
▪$53 million higher revenues driven by satisfaction of performance obligations related to customer payments received in advance from a contract modification in December 2024 on an LNG storage and regasification agreement
▪$51 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$75 million driven by higher natural gas prices and higher volumes associated with optimization of transport and storage contracts
◦$22 million primarily from higher diversion fees due to higher natural gas prices
Offset by:
◦$45 million from higher unrealized losses on commodity derivatives
▪$15 million higher revenues in 2025 due to the commencement of commercial operations at the Topolobampo marine terminal in June 2024
Offset by:
▪$30 million lower transportation revenues driven by a customer’s early termination of firm transportation agreements
▪$15 million from TdM mainly due to lower volumes and lower power prices
▪$13 million from lower power prices from solar power generation assets and lower volumes from wind power generation assets
In the nine months ended September 30, 2025 compared to the same period in 2024, Sempra’s cost of sales from energy-related businesses increased by $24 million (8%) primarily due to $24 million driven by higher natural gas purchases offset by lower LNG purchases related to asset and supply optimization.

Operation and Maintenance

OPERATION AND MAINTENANCE
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sempra:
Sempra California	$1,047	$1,080	$3,222	$3,190
Sempra Texas Utilities	1	—	4	4
Sempra Infrastructure	257	218	644	616
Segment totals	1,305	1,298	3,870	3,810
Parent and other(1)	44	28	61	61
Total	$1,349	$1,326	$3,931	$3,871
(1)    Includes eliminations of intercompany activity.

In the three months ended September 30, 2025 compared to the same period in 2024, Sempra’s O&M increased by $23 million (2%) primarily due to:
▪$39 million increase at Sempra Infrastructure due to:
◦$18 million from higher provisions for expected credit losses
◦$17 million primarily due to higher expenses in 2025 in advance of ECA LNG Phase 1 commencing commercial operations and higher maintenance expenses
◦$8 million higher development costs and certain non-capitalized expenses from projects under construction
▪$16 million increase at Parent and other primarily due to non-recoverable insurance claims in 2025
Offset by:
▪$33 million decrease at Sempra California primarily due to lower non-refundable operating costs
In the nine months ended September 30, 2025 compared to the same period in 2024, Sempra’s O&M increased by $60 million (2%) primarily due to:
▪$32 million increase at Sempra California due to:
◦$58 million higher expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
◦$29 million lower non-refundable operating costs
▪ $28 million increase at Sempra Infrastructure due to:
◦$22 million primarily due to higher expenses in 2025 in advance of ECA LNG Phase 1 commencing commercial operations and higher maintenance expenses
◦$12 million higher development costs and certain non-capitalized expenses from projects under construction
▪Parent and other was consistent with the prior year due to:
◦$22 million due to non-recoverable insurance claims in 2025
Offset by:
◦$10 million from $5 million compensation benefit in 2025 compared to $5 million compensation expense in 2024
◦$4 million due to lower deferred compensation expense
Other Income, Net
In the three months ended September 30, 2025 compared to the same period in 2024, Sempra’s other income, net, decreased by $16 million (25%) to $49 million primarily due to:
▪$19 million higher non-service components of net periodic benefit cost primarily at Sempra California
▪$7 million lower investment gains on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan at Parent and other
Offset by:
▪$7 million from $3 million gains in 2025 compared to $4 million losses in 2024 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions driven by other foreign currency transactional effects at Sempra Infrastructure

In the nine months ended September 30, 2025 compared to the same period in 2024, Sempra’s other income, net, increased by $5 million (3%) to $199 million primarily due to:
▪$16 million higher AFUDC equity at Sempra Infrastructure
▪$12 million from $8 million gains in 2025 compared to $4 million losses in 2024 from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions driven by other foreign currency transactional effects primarily at Sempra Infrastructure
▪$9 million higher net interest income on regulatory balancing accounts at Sempra California
Offset by:
▪$23 million higher non-service components of net periodic benefit cost primarily at Sempra California
▪$7 million reduction in regulatory interest from disallowed regulatory recovery of COVID-19 costs at Sempra California
Interest Income
In the nine months ended September 30, 2025 compared to the same period in 2024, Sempra’s interest income increased by $18 million (38%) to $65 million primarily due to a $14 million change in the fair value of the Support Agreement at Sempra Infrastructure.
Interest Expense
In the three months ended September 30, 2025 compared to the same period in 2024, Sempra’s interest expense increased by $75 million (23%) to $403 million primarily due to:
▪$39 million at Parent and other from higher debt balances from debt issuances
▪$21 million at Sempra California from higher debt balances from debt issuances
▪$16 million at Sempra Infrastructure primarily from higher interest expense related to a customer’s early termination of firm transportation agreements
In the nine months ended September 30, 2025 compared to the same period in 2024, Sempra’s interest expense increased by $251 million (27%) to $1.2 billion due to:
▪$104 million at Parent and other from higher debt balances from debt issuances offset by higher capitalization of interest expense in 2025 from projects under construction at Sempra Infrastructure
▪$87 million at Sempra Infrastructure primarily from $60 million in unrealized losses in 2025 on interest rate swaps related to the PA LNG Phase 1 project and higher interest expense related to a customer’s early termination of firm transportation agreements offset by higher capitalization of interest expense in 2025 from projects under construction
▪$60 million at Sempra California from higher debt balances from debt issuances
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sempra:
Income tax expense (benefit)	$482	$(105)	$711	$(63)

Income before income taxes and equity earnings	$160	$200	$1,109	$1,213
Equity earnings, before income tax(1)	133	132	443	426
Pretax income	$293	$332	$1,552	$1,639

Effective income tax rate	165%	(32)%	46%	(4)%
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

In the three months ended September 30, 2025 compared to the same period in 2024, Sempra had an income tax expense in 2025 compared to an income tax benefit in 2024 primarily due to:
▪$514 million net income tax expense in 2025 as a result of management’s decision to classify SI Partners as held for sale, comprised of the following:
◦$705 million income tax expense to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners
◦$153 million income tax expense for changes in state income tax apportionment
Offset by:
◦$344 million income tax benefit from changes to a valuation allowance against certain tax credit carryforwards
▪$123 million from $45 million income tax expense in 2025 compared to $78 million income tax benefit in 2024 from foreign currency and inflation effects on our monetary positions in Mexico
▪$78 million income tax expense in 2025 from changes to a valuation allowance against foreign tax credits that were carried forward from the implementation of the TCJA
▪$30 million income tax benefit in 2024 from an outside basis difference in a domestic partnership investment
Offset by:
▪higher income tax benefit from flow-through items, including $73 million income tax benefit in 2025 from the election to accelerate self-developed software deductions, which we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements
▪higher income tax benefit in 2025 from higher ITCs from standalone energy storage projects
In the nine months ended September 30, 2025 compared to the same period in 2024, Sempra had an income tax expense in 2025 compared to an income tax benefit in 2024 primarily due to:
▪$552 million net income tax expense in 2025 as a result of management’s decision to classify SI Partners and Ecogas as held for sale, comprised of the following:
◦$705 million income tax expense to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners
◦$153 million income tax expense for changes in state income tax apportionment
◦$38 million income tax expense due to the recognition of a Mexican deferred tax liability on our outside basis differences in Ecogas
Offset by:
◦$344 million income tax benefit from changes to a valuation allowance against certain tax credit carryforwards
▪$368 million from $157 million income tax expense in 2025 compared to $211 million income tax benefit in 2024 from foreign currency and inflation effects on our monetary positions in Mexico
▪$78 million income tax expense in 2025 from changes to a valuation allowance against foreign tax credits that were carried forward from the implementation of the TCJA
▪$30 million income tax benefit in 2024 from an outside basis difference in a domestic partnership investment
Offset by:
▪higher income tax benefit from flow-through items, including $73 million income tax benefit in 2025 from the election to accelerate self-developed software deductions
▪higher income tax benefit in 2025 from higher ITCs from standalone energy storage projects
We discuss the impact of foreign currency exchange rates and inflation on income taxes below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.” See Note 1 of the Notes to Condensed Consolidated Financial Statements in this report and Notes 1 and 7 of the Notes to Consolidated Financial Statements in the Annual Report for further details about our accounting for income taxes and items subject to flow-through treatment.

Equity Earnings
In the three months ended September 30, 2025 compared to the same period in 2024, Sempra’s equity earnings increased by $18 million (4%) to $472 million primarily due to:
▪$45 million at Oncor Holdings driven by:
◦overall higher revenues primarily attributable to:
•rate updates to reflect increases in invested capital
•increase due to Oncor’s SRP and the UTM
Offset by:
◦higher interest expense and depreciation expense associated with increases in invested capital
◦higher O&M
Offset by:
▪$24 million at IMG due to an income tax expense in 2025 compared to an income tax benefit in 2024 primarily from foreign currency and inflation effects
In the nine months ended September 30, 2025 compared to the same period in 2024, Sempra’s equity earnings decreased by $45 million (4%) remaining at $1.2 billion primarily due to:
▪$74 million at IMG due to an income tax expense in 2025 compared to an income tax benefit in 2024 primarily from foreign currency and inflation effects
Offset by:
▪$19 million at Cameron LNG JV primarily from higher maintenance revenues and lower interest expense
▪$15 million at Oncor Holdings driven by:
◦overall higher revenues primarily attributable to:
•rate updates to reflect increases in invested capital
•increase due to Oncor’s SRP and the establishment of the UTM
•customer growth
Offset by:
◦higher interest expense and depreciation expense associated with increases in invested capital
◦higher O&M
Earnings Attributable to Noncontrolling Interests
In the three months ended September 30, 2025 compared to the same period in 2024, Sempra’s earnings attributable to NCI decreased by $55 million to $55 million primarily due to a decrease in SI Partners subsidiaries’ net income driven by foreign currency and inflation effects on our monetary positions in Mexico.
In the nine months ended September 30, 2025 compared to the same period in 2024, Sempra’s earnings attributable to NCI decreased by $222 million to $103 million primarily due to a decrease in SI Partners subsidiaries’ net income driven by foreign currency and inflation effects on our monetary positions in Mexico and unrealized losses in 2025 from interest rate swaps related to the PA LNG Phase 1 project.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months and nine months ended September 30, 2025 compared to the same periods in 2024, the change in our earnings as a result of foreign currency translation rates was lower by $1 million.

Transactional Impacts
Income statement activities at our foreign operations and their equity method investments are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended September 30,
	2025	2024	2025	2024
Other income, net	$49	$65	$3	$(4)
Income tax (expense) benefit	(482)	105	(45)	78
Equity earnings	472	454	(6)	26
Net income	150	759	(48)	100
Earnings attributable to noncontrolling interests	(55)	(110)	16	(33)
Earnings attributable to common shares	77	638	(32)	67

	Nine months ended September 30,
	2025	2024	2025	2024
Other income, net	$199	$194	$8	$(4)
Income tax (expense) benefit	(711)	63	(157)	211
Equity earnings	1,190	1,235	(33)	56
Net income	1,588	2,511	(182)	263
Earnings attributable to noncontrolling interests	(103)	(325)	61	(85)
Earnings attributable to common shares	1,444	2,152	(121)	178

We discuss herein SDG&E’s results of operations and significant changes in earnings, revenues and costs for the three months (Q3) and nine months (YTD) ended September 30, 2025 compared to the same period in 2024.
Due to the delay in the issuance of the CPUC’s FD in the SDG&E 2024 GRC, SDG&E recorded revenues in the first three quarters of 2024 based on levels authorized for 2023 under the 2019 GRC. In December 2024, the CPUC approved an FD in the 2024 GRC, effective retroactive to January 1, 2024, for which SDG&E recorded the retroactive impacts in the fourth quarter of 2024. SDG&E’s authorized base revenues for the first three quarters of 2025 are based on the revenues authorized for the 2024 test year plus the amount authorized for attrition for 2025. We provide additional information on the 2024 GRC FD in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended September 30, 2025 compared to the same period in 2024, the increase in earnings of $63 million (24%) was primarily due to:
▪$53 million higher income tax benefits primarily from flow-through items, including impacts from the election to accelerate self-developed software deductions, and from the resolution of prior year income tax items
▪$15 million higher CPUC base operating margin, net of operating expenses including higher depreciation and $5 million lower authorized cost of capital. In the first three quarters of 2024, SDG&E recorded CPUC-authorized base revenues based on 2023 authorized levels
▪$4 million higher electric transmission margin
▪$4 million higher net regulatory interest income
Offset by:
▪$8 million higher net interest expense

In the nine months ended September 30, 2025 compared to the same period in 2024, the increase in earnings of $110 million (16%) was primarily due to:
▪$60 million higher income tax benefits primarily from flow-through items, including impacts from the election to accelerate self-developed software deductions and gas repairs tax benefits (which in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD), and from the resolution of prior year income tax items
▪$49 million higher CPUC base operating margin, net of operating expenses including higher depreciation and $14 million lower authorized cost of capital. In the first three quarters of 2024, SDG&E recorded CPUC-authorized base revenues based on 2023 authorized levels
▪$10 million higher net regulatory interest income
▪$7 million higher electric transmission margin
Offset by:
▪$22 million higher net interest expense
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended September 30, 2025 compared to the same period in 2024, SDG&E’s electric revenues increased by $191 million (18%) to $1.3 billion primarily due to:
▪$140 million increase in cost of electric fuel and purchased power, which we discuss below
▪$40 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $6 million lower authorized cost of capital
▪$15 million higher revenues from incremental and balanced capital projects offset by certain projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$12 million higher revenues from transmission operations
Offset by:
▪$19 million lower regulatory revenues associated with impacts from the election to accelerate self-developed software deductions, which are offset in income tax benefit (expense)
▪$7 million lower regulatory revenues from higher ITCs from standalone energy storage projects, which are offset in income tax benefit (expense)
In the three months ended September 30, 2025 compared to the same period in 2024, SDG&E’s cost of electric fuel and purchased power increased by $140 million to $135 million primarily due to:
▪$140 million higher purchased power primarily due to change in excess capacity sales and tolling agreements
▪$30 million lower sales to the California ISO due to lower market prices
Offset by:
▪$28 million lower purchased power from the California ISO due to lower market prices and lower customer demand from departing load now served by CCAs
In the nine months ended September 30, 2025 compared to the same period in 2024, SDG&E’s electric revenues increased by $80 million (2%) to $3.4 billion primarily due to:
▪$87 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $15 million lower authorized cost of capital
▪$37 million increase in cost of electric fuel and purchased power, which we discuss below
▪$29 million higher revenues from incremental and balanced capital projects offset by certain projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$25 million higher revenues from transmission operations
Offset by:
▪$74 million lower regulatory revenues from higher ITCs from standalone energy storage projects, which are offset in income tax benefit (expense)
▪$19 million lower regulatory revenues associated with impacts from the election to accelerate self-developed software deductions, which are offset in income tax benefit (expense)
▪$9 million lower revenues associated with refundable programs, which are fully offset in O&M

In the nine months ended September 30, 2025 compared to the same period in 2024, SDG&E’s cost of electric fuel and purchased power increased by $37 million (13%) to $314 million primarily due to:
▪$67 million higher purchased power primarily due to tolling agreements and change in excess capacity sales
▪$45 million lower sales to the California ISO due to lower market prices
Offset by:
▪$72 million lower purchased power from the California ISO due to lower market prices and lower customer demand from departing load now served by CCAs
Natural Gas Revenues and Cost of Natural Gas
In the three months ended September 30, 2025 and 2024, SDG&E’s average cost of natural gas per thousand cubic feet was $6.30 and $5.61, respectively. In the nine months ended September 30, 2025 and 2024, SDG&E’s average cost of natural gas per thousand cubic feet was $5.16 and $5.19, respectively. The average cost of natural gas sold at SDG&E is impacted by market prices, as well as transportation, tariff and other charges.
In the three months ended September 30, 2025 compared to the same period in 2024, SDG&E’s natural gas revenues increased by $46 million (27%) to $216 million primarily due to:
▪$25 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$16 million higher regulatory revenues, including gas repairs tax benefits, which are offset in income tax benefit (expense). Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
▪$15 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $1 million lower authorized cost of capital
▪$6 million increase in cost of natural gas sold, which we discuss below
Offset by:
▪$13 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
In the three months ended September 30, 2025 compared to the same period in 2024, SDG&E’s cost of natural gas increased by $6 million (16%) to $44 million primarily due to higher average natural gas prices.
In the nine months ended September 30, 2025 compared to the same period in 2024, SDG&E’s natural gas revenues increased by $105 million (15%) to $800 million primarily due to:
▪$65 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $4 million lower authorized cost of capital
▪$44 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$24 million higher regulatory revenues, including gas repairs tax benefits, which are offset in income tax benefit (expense). Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
Offset by:
▪$27 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
Operation and Maintenance
In the three months and nine months ended September 30, 2025 compared to the same periods in 2024, SDG&E’s O&M increased by $31 million (7%) to $451 million and $40 million (3%) remaining at $1.3 billion, respectively, primarily due to higher expenses associated with refundable programs, which costs are recovered in revenue.
Other Income, Net
In the three months and nine months ended September 30, 2025 compared to the same periods in 2024, SDG&E’s other income, net, increased by $2 million (7%) to $32 million and $17 million (20%) to $103 million, respectively, primarily due to higher net interest income on regulatory balancing accounts.

Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
SDG&E:
Income tax (benefit) expense	$(33)	$15	$(12)	$89
Income before income taxes	$291	$276	$768	$759
Effective income tax rate	(11)%	5%	(2)%	12%
In the three months and nine months ended September 30, 2025 compared to the same periods in 2024, SDG&E had an income tax benefit in 2025 compared to an income tax expense in 2024, respectively, primarily due to:
▪higher income tax benefit from flow-through items, including $26 million income tax benefit in 2025 from the election to accelerate self-developed software deductions, which we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements
▪higher income tax benefit in 2025 from higher ITCs from standalone energy storage projects
We discuss herein SoCalGas’ results of operations and significant changes in earnings (losses), revenues and costs for the three months (Q3) and nine months (YTD) ended September 30, 2025 compared to the same period in 2024.
Due to the delay in the issuance of the CPUC’s FD in the SoCalGas 2024 GRC, SoCalGas recorded revenues in the first three quarters of 2024 based on levels authorized for 2023 under the 2019 GRC. In December 2024, the CPUC approved an FD in the 2024 GRC, effective retroactive to January 1, 2024, for which SoCalGas recorded the retroactive impacts in the fourth quarter of 2024. SoCalGas’ authorized base revenues for the first three quarters of 2025 are based on the revenues authorized for the 2024 test year plus the amount authorized for attrition for 2025. We provide additional information on the 2024 GRC FD in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended September 30, 2025 compared to the same period in 2024, SoCalGas’ earnings were $46 million compared to losses of $14 million primarily due to:
▪$39 million higher income tax benefits primarily from the resolution of prior year income tax items and from flow-through items, including impacts from the election to accelerate self-developed software deductions
▪$32 million higher CPUC base operating margin, net of operating expenses including higher depreciation and $4 million lower authorized cost of capital. In the first three quarters of 2024, SoCalGas recorded CPUC-authorized base revenues based on 2023 authorized levels
Offset by:
▪$8 million higher net interest expense
In the nine months ended September 30, 2025 compared to the same period in 2024, the increase in earnings of $98 million (21%) was primarily due to:
▪$74 million higher income tax benefits primarily from flow-through items, including gas repairs tax benefits (which in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD) and impacts from the election to accelerate self-developed software deductions, and from the resolution of prior year income tax items
▪$70 million higher CPUC base operating margin, net of operating expenses including higher depreciation and $17 million lower authorized cost of capital. In the first three quarters of 2024, SoCalGas recorded CPUC-authorized base revenues based on 2023 authorized levels
▪$10 million regulatory award approved by the CPUC in 2025
Offset by:
▪$26 million higher net interest expense
▪$25 million from disallowed regulatory recovery of COVID-19 costs
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Natural Gas Revenues and Cost of Natural Gas
In the three months ended September 30, 2025 and 2024, SoCalGas’ average cost of natural gas per thousand cubic feet was $3.96 and $1.82, respectively. In the nine months ended September 30, 2025 and 2024, SoCalGas’ average cost of natural gas per thousand cubic feet was $3.65 and $3.14, respectively. The average cost of natural gas sold at SoCalGas is impacted by market prices, as well as transportation and other charges.
In the three months ended September 30, 2025 compared to the same period in 2024, SoCalGas’ natural gas revenues increased by $127 million (12%) to $1.2 billion primarily due to:
▪$107 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $6 million lower authorized cost of capital
▪$100 million increase in cost of natural gas sold, which we discuss below
▪$42 million higher regulatory revenues, including gas repairs tax benefits, which are offset in income tax benefit (expense). Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
Offset by:
▪$52 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$48 million lower regulatory revenues associated with impacts from the election to accelerate self-developed software deductions, which are offset in income tax benefit (expense)
▪$24 million lower revenues associated with refundable programs, which are fully offset in O&M

In the three months ended September 30, 2025 compared to the same period in 2024, SoCalGas’ cost of natural gas increased by $100 million to $182 million primarily due to higher average natural gas prices.
In the nine months ended September 30, 2025 compared to the same period in 2024, SoCalGas’ natural gas revenues increased by $301 million (7%) to $4.5 billion primarily due to:
▪$365 million higher CPUC-authorized base revenues, including certain incremental and balanced capital projects that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD offset by $24 million lower authorized cost of capital
▪$88 million increase in cost of natural gas sold, which we discuss below
▪$79 million higher regulatory revenues, including gas repairs tax benefits, which are offset in income tax benefit (expense). Gas repairs tax benefits in the first three quarters of 2024 were recorded as a regulatory liability that was released in the fourth quarter of 2024 as a result of the 2024 GRC FD
▪$23 million higher revenues associated with refundable programs, which are fully offset in O&M
▪$14 million regulatory award approved by the CPUC in 2025
▪$13 million higher revenues from higher non-service components of net periodic benefit cost, which fully offsets in other (expense) income, net
Offset by:
▪$179 million lower revenues from incremental and balanced capital projects, including those that are now in CPUC-authorized base revenues as a result of the 2024 GRC FD and lower authorized cost of capital
▪$48 million lower regulatory revenues associated with impacts from the election to accelerate self-developed software deductions, which are offset in income tax benefit (expense)
▪$29 million lower revenues from disallowed regulatory recovery of COVID-19 costs
In the nine months ended September 30, 2025 compared to the same period in 2024, SoCalGas’ cost of natural gas increased by $88 million (13%) to $749 million due to:
▪$105 million higher average natural gas prices
Offset by:
▪$17 million lower volumes driven by weather
Operation and Maintenance
In the three months ended September 30, 2025 compared to the same period in 2024, SoCalGas’ O&M decreased by $55 million (8%) to $623 million due to:
▪$31 million lower non-refundable operating costs
▪$24 million lower expenses associated with refundable programs, which costs are recovered in revenue
In the nine months ended September 30, 2025 compared to the same period in 2024, SoCalGas’ O&M increased by $4 million remaining at $2.0 billion due to:
▪$23 million higher expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
▪$19 million lower non-refundable operating costs
Other (Expense) Income, Net
In the three months ended September 30, 2025 compared to the same period in 2024, SoCalGas had $3 million of other expense, net, in 2025 compared to $13 million of other income, net, in 2024 primarily due to higher non-service components of net periodic benefit cost.
In the nine months ended September 30, 2025 compared to the same period in 2024, SoCalGas’ other income, net, decreased by $36 million (49%) to $37 million primarily due to:
▪$22 million higher non-service components of net periodic benefit cost
▪$7 million reduction in regulatory interest from disallowed regulatory recovery of COVID-19 costs
▪$5 million lower net interest income on regulatory balancing accounts

Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
SoCalGas:
Income tax (benefit) expense	$(95)	$(52)	$(51)	$1
(Loss) income before income taxes	$(49)	$(66)	$523	$477
Effective income tax rate	194%	79%	(10)%	—%
In the three months ended September 30, 2025 compared to the same period in 2024, SoCalGas’ income tax benefit increased by $43 million primarily due to:
▪higher income tax benefit from flow-through items, including $47 million income tax benefit in 2025 from the election to accelerate self-developed software deductions, which we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements
Offset by:
▪$19 million lower income tax benefit from the resolution of prior year income tax items, including benefits that are flowed to customers and recorded as a regulatory liability
In the nine months ended September 30, 2025 compared to the same period in 2024, SoCalGas had an income tax benefit in 2025 compared to an income tax expense in 2024 primarily due to:
▪higher income tax benefit from flow-through items, including $47 million income tax benefit in 2025 from the election to accelerate self-developed software deductions
Offset by:
▪$19 million lower income tax benefit from the resolution of prior year income tax items, including benefits that are flowed to customers and recorded as a regulatory liability

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra
Capital Recycling Program
We regularly review our portfolio of assets with a view toward allocating capital to the businesses we believe can further improve shareholder value. Following a comprehensive strategic review of our businesses and asset portfolio by our board of directors and management over the past year, in September 2025, we entered into an agreement to sell a 45% equity interest in SI Partners to the KKR Partners for $9.99 billion, subject to adjustments. Also in June 2025, we committed to a formal plan to sell Ecogas and are actively marketing and pursuing the sale of these assets. We expect to complete the sales in the second or third quarter of 2026. We discuss these sales further in Note 6 of the Notes to Condensed Consolidated Financial Statements and below in “Sempra Infrastructure.”
Liquidity
We expect to meet our cash requirements through:
▪cash flows from operations
▪unrestricted cash and cash equivalents
▪borrowings under or supported by our credit facilities
▪other incurrences of debt which may include issuing debt securities and obtaining term loans
▪selling assets or equity interests in our subsidiaries or development projects, including the planned sale of a portion of our equity interest in SI Partners
▪issuing equity securities under our ATM program or other offerings
▪funding from NCI or CRNCI owners
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

Redemption of Series C Preferred Stock
As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, in September 2025, we provided notice of the redemption of all 900,000 issued and outstanding shares of our series C preferred stock for a redemption price in cash of $1,000 per share. On October 15, 2025, we effected and paid $900 million for the redemption using proceeds received from our August 2025 issuance of junior subordinated notes and short-term debt, which we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
In the fourth quarter of 2024, we entered into a forward sale agreement under the ATM program for the sale of 2,909,274 shares of Sempra common stock that remain subject to future settlement. At the initial forward price of $92.1546 per share, the net proceeds from this forward sale agreement if we elect full physical settlement would be approximately $268 million. At September 30, 2025, a total of 2,909,274 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us no later than June 30, 2026.
In the first quarter of 2025, we entered into a forward sale agreement under the ATM program for the sale of 2,087,317 shares of Sempra common stock that remain subject to future settlement. At the initial forward price of $70.6593 per share, the net proceeds from this forward sale agreement if we elect full physical settlement would be approximately $147 million. At September 30, 2025, a total of 2,087,317 shares of Sempra common stock remain subject to future settlement under this forward sale agreement, which may be settled on one or more dates specified by us no later than March 31, 2027.
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
At September 30, 2025, approximately $2.6 billion of common stock remained available for sale under the ATM program.
We further discuss these activities, including the intended use of proceeds and effect on diluted EPS, in Note 11 of the Notes to Condensed Consolidated Financial Statements.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. Sempra, SDG&E and SoCalGas each has a committed line of credit expiring in 2030. Sempra Infrastructure has five committed lines of credit expiring on various dates from 2026 through 2030 and an uncommitted line of credit expiring in 2026, which are included in the held for sale disposal group but remain legally accessible and a source of available credit until the sale of a portion of our equity interest in SI Partners closes.

AVAILABLE FUNDS AT SEPTEMBER 30, 2025
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$131	$—	$—
Available unused credit(2)	8,632	1,473	789
(1)    Sempra includes $69 held in non-U.S. jurisdictions, which is included in $126 that is classified as Assets Held for Sale in the Sempra Condensed Consolidated Balance Sheet. We discuss repatriation in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding and any letters of credit outstanding as a reduction to the available unused credit.

Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures or acquisitions. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper, term loans and lines of credit were our primary sources of short-term debt funding in the first nine months of 2025.
We discuss our short-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first nine months of 2025 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra 6.375% junior subordinated notes	$800	2056
SDG&E 5.40% first mortgage bonds	850	2035
SoCalGas 5.45% first mortgage bonds	600	2035
SoCalGas 6.00% first mortgage bonds	500	2055
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	392	2027
Sempra Infrastructure variable rate term loan (PA LNG Phase 1 project)	2,130	2030
Sempra Infrastructure 6.27% senior secured notes (PA LNG Phase 1 project)	750	2042
Sempra Infrastructure 6.32% senior secured notes (PA LNG Phase 1 project)	250	2042

Payments:	Payments	Maturity
SoCalGas 3.20% first mortgage bonds	$350	2025
Sempra 3.30% notes	750	2025
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	236	2027
Sempra Infrastructure variable rate term loan (PA LNG Phase 1 project)	983	2030
Sempra Infrastructure loan at variable rates (4.03% after floating-to-fixed rate swap effective 2019) payable June 15, 2022 through November 19, 2034	25	2034
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first nine months of 2025.

CREDIT RATINGS AT SEPTEMBER 30, 2025

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

Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A and A at Moody’s, S&P and Fitch, respectively, at September 30, 2025.
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
Sempra California
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance and liquidity will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by legislatures, litigation and the changing energy marketplace, as well as other matters described in this report and the Annual Report. SDG&E and SoCalGas expect that the available unused funds from their credit facilities described above, which also supports their commercial paper programs, cash flows from operations, and other incurrences of debt including issuing debt securities and obtaining term loans will continue to be adequate to fund their respective current operations and planned capital expenditures. SDG&E and SoCalGas manage their capital structures and pay dividends when appropriate and as approved by their respective boards of directors. On October 1, 2025, SDG&E declared dividends, and on October 3, 2025, paid dividends of $200 million to Enova Corporation and Enova Corporation paid corresponding dividends to Sempra.
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
2024 GRC Track 2. In October 2023, SDG&E submitted a separate request to the CPUC in its 2024 GRC, known as a Track 2 request. This request seeks review and recovery of $1.5 billion of wildfire mitigation plan costs incurred from 2019 through 2022 that were in addition to amounts authorized in the 2019 GRC and not addressed in the 2024 GRC FD. SDG&E expects to receive a proposed decision for its Track 2 request by the end of 2025.

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
SDG&E
Wildfire Fund and Continuation Account
2019 Wildfire Legislation. We describe the 2019 Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028 in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund with respect to wildfires that have occurred since enactment of the 2019 Wildfire Legislation in July 2019. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record accelerated amortization against earnings when available coverage is reduced due to recoverable claims from any of the participating IOUs. The carrying value of SDG&E’s Wildfire Fund asset totaled $264 million at September 30, 2025.
In October 2025, a participating IOU publicly disclosed that it has received, or expects to receive, approximately $1.2 billion in aggregate reimbursements from the Wildfire Fund for eligible claims related to wildfires that occurred in 2019 and 2021. In the three months and nine months ended September 30, 2025, SDG&E reduced its Wildfire Fund asset by recording $2 million of accelerated amortization in O&M on Sempra’s and SDG&E’s Condensed Consolidated Statements of Operations.
Also in October 2025, another participating IOU publicly disclosed its intent to seek reimbursement from the Wildfire Fund for losses incurred and expected to be incurred in connection with a wildfire that remains under investigation, and for which the cause has not yet been conclusively determined. The administrator of the Wildfire Fund has confirmed that this wildfire qualifies as a “covered wildfire” for purposes of accessing the fund. The participating IOU has stated that it is currently unable to reasonably estimate a range of potential losses associated with this event. Accordingly, SDG&E is unable to estimate a range of potential loss resulting from any reduction in available coverage from the Wildfire Fund.
For existing claims or new claims based on any California electric IOUs’ assets determined to be a cause of fires, including fires of the size and scope of the Eaton fire, payments of these claims could have a material adverse effect on the Wildfire Fund, including potentially exhausting the fund, and on SDG&E’s and Sempra’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire.

2025 Wildfire Legislation. We describe the 2025 Wildfire Legislation that was signed into law in September 2025 in Note 1 of the Notes to Condensed Consolidated Financial Statements. The 2025 Wildfire Legislation established, among other things, the Continuation Account, a new state-administered account with up to $18.0 billion of additional liquidity to reimburse catastrophic wildfire-related claims incurred by large California electric IOUs, including SDG&E, if the Wildfire Fund is depleted. The funds in the account would only be available for claims arising from wildfires that ignited on or after September 19, 2025. The 2025 Wildfire Legislation preserves key elements of the 2019 Wildfire Legislation, including cost recovery standards and requirements, a cap on liability in the event of a finding of imprudence by the CPUC, and continued access to wildfire claims liquidity through the new Continuation Account. All of California’s large electric IOUs, including SDG&E, have elected to participate in the Continuation Account.
If the Continuation Account becomes operative, it would be funded with a combination of $9.0 billion from ratepayer contributions and $9.0 billion from electric IOU shareholder contributions. Electric IOU shareholder contributions totaling $5.1 billion would be obtained through fixed annual contributions of $300 million from 2029 through 2045, plus an additional $3.9 billion in contingent shareholder contributions payable in annual installments of $780 million. SDG&E’s proportionate share of the aggregate shareholder contribution amount through 2045 is expected to be $387 million, comprising (i) $219.3 million of fixed contributions of $12.9 million annually for 17 years, and (ii) $167.7 million of contingent contributions of $33.5 million annually for five years.
The 2025 Wildfire Legislation establishes a multi-stakeholder task force, coordinated by the Wildfire Fund’s administrator, to prepare and submit to the California legislature and Governor of California on or before April 1, 2026, a report that evaluates and sets forth recommendations on new models to complement or replace the Wildfire Fund. If the Wildfire Fund and the Continuation Account, if it becomes operative, are materially diminished, exhausted or terminated, SDG&E would lose the protection afforded by these funds, and as a consequence, a fire in any California electric IOUs’ service territory could have a material adverse effect on SDG&E’s and Sempra’s results of operations, financial condition, cash flows and/or prospects.
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
SoCalGas
Catastrophic Events Cost Recovery
In July 2025, the CPUC issued an FD that authorizes partial recovery of costs recorded in SoCalGas’ Catastrophic Event Memorandum Account. The FD authorizes the recovery of $19 million out of the requested $55 million, denying recovery of COVID-19 costs included in the Catastrophic Event Memorandum Account. In the nine months ended September 30, 2025, SoCalGas recorded a write-off of $36 million ($25 million after tax) in disallowed costs, comprising a $29 million reduction in Utilities: Natural Gas Revenues and a $7 million reduction in regulatory interest in Other (Expense) Income, Net, on Sempra’s and SoCalGas’ Condensed Consolidated Statements of Operations. SoCalGas has filed a request with the CPUC for a rehearing of the FD. SoCalGas expects to receive a post-rehearing FD in the first half of 2026.

LA Fires
The LA Fires burned in SoCalGas’ service territory. The California Department of Forestry and Fire Protection estimated that the Palisades and Eaton fires destroyed approximately 16,200 structures and damaged approximately 2,000 structures. SoCalGas’ infrastructure in the fire-affected areas that is underground, which constitutes most of its infrastructure in these areas, remains undamaged by the fires and we believe safe to continue serving customers as they return to their homes and businesses. To date, natural gas service has been restored to almost 16,000 customers in the Eaton and Palisades fire areas, and crews will continue that work as customers return to their properties.
Aliso Canyon Natural Gas Storage Facility
Litigation. From October 23, 2015 through February 11, 2016, SoCalGas experienced the Leak, which we discuss in Note 13 of the Notes to Condensed Consolidated Financial Statements in this report and in “Part I – Item 1A. Risk Factors” in the Annual Report. As of October 31, 2025, there are three outstanding plaintiffs who have not agreed to a settlement in principle.
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
PUCT rules permit the filing of a request for interim rates while a base rate proceeding is pending. In July 2025, Oncor filed a request for an interim rate review. In September 2025, the administrative law judge approved a settlement agreement among the parties relating to interim rates. That order provides that, if the base rate proceeding is still pending as of January 1, 2026 and not otherwise subject to a PUCT-approved settlement of the base proceeding, Oncor’s existing rates will be deemed interim rates subject to refund or surcharge back to January 1, 2026, based on the final rates approved by the PUCT in the base rate proceeding.

2023 Comprehensive Base Rate Review Order. The PUCT issued a final order in Oncor’s comprehensive base rate proceeding in April 2023, and rates implementing that order went into effect on May 1, 2023. In June 2023, the PUCT issued an order on rehearing in response to the motions for rehearing filed by Oncor and certain intervening parties in the proceeding. The order on rehearing made certain technical and typographical corrections to the final order but otherwise affirmed the material provisions of the final order and did not require modification of the rates that went into effect on May 1, 2023. In September 2023, Oncor filed an appeal in Travis County District Court seeking judicial review of certain rate base disallowances and related expense effects of those disallowances in the PUCT’s order on rehearing. In February 2024, the court dismissed the appeal for lack of jurisdiction. In March 2024, Oncor appealed the court’s dismissal with the Fifteenth Court of Appeals in Texas. On August 14, 2025, the court issued its opinion in favor of the PUCT and dismissed Oncor’s appeal. Oncor has elected not to pursue a further appeal.
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
Oncor expects to make its first comprehensive UTM filing in the first half of 2026 with a view toward recovering the costs associated with eligible transmission and distribution investments that were placed into service after December 31, 2024 and that are not currently reflected in rates. Since the June 2025 effective date of the bill, Oncor has recognized revenues and corresponding regulatory assets for recoverable costs related to UTM-eligible transmission and distribution capital investments that were placed into service from January 1, 2025 through September 30, 2025, including depreciation expense, carrying costs on unrecovered balances and related taxes. Oncor expects to continue recognizing revenues and corresponding regulatory assets as UTM-eligible transmission and distribution capital investments are placed into service.
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
On September 16, 2025, Sharyland Utilities, the PUCT Staff and Texas Industrial Energy Consumers reached a unanimous settlement. Under the settlement, Sharyland Utilities’ total revenue requirement would be set at $53 million, with a capital structure ratio of 59% debt to 41% equity; an ROE of 9.60%; and a long-term cost of debt of 4.52%. Although the administrative law judge had prepared a draft order for the Commission’s consideration, the PUCT typically considers cases directly when they are settled unanimously, making a formal recommendation from the judge on the merits unnecessary. Sharyland Utilities continues to expect a final order in the fourth quarter of 2025, with rates, if approved, going into effect in December 2025.
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
In the nine months ended September 30, 2025 and 2024, Sempra Infrastructure distributed $131 million and $235 million, respectively, to its NCI owners, and NCI owners contributed $137 million and $1,121 million, respectively, to Sempra Infrastructure.

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
▪reach agreement with project partners or other applicable parties to proceed
▪obtain, modify, and/or maintain permits and regulatory approvals, including LNG export applications to non-FTA countries
▪negotiate, complete and maintain suitable commercial agreements, which may include EPC, tolling, equity acquisition, governance, LNG sales, gas supply and transportation contracts
▪reach a positive FID
With respect to projects under construction, these risks and uncertainties include, in addition to the risks described above as applicable to each project, construction delays, unforeseen design flaws, cost overruns and other construction-related issues.
An unfavorable outcome with respect to any of these factors could have a material adverse effect on (i) the development and construction of the applicable project, including a potential impairment of all or a substantial portion of the capital costs invested in the project to date, which could be material, and (ii) for any project that has reached a positive FID, Sempra’s results of operations, financial condition, cash flows and/or prospects. For a further discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
SI Partners
As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, in September 2025, we entered into an agreement to sell a 45% equity interest in SI Partners to the KKR Partners for $9.99 billion, subject to adjustments. We expect the sale to close in the second or third quarter of 2026, subject to expiration of the waiting period under the Hart-Scott-Rodino Act; receipt of applicable regulatory approvals, such as antitrust approvals in Mexico and approval by the FERC; receipt of certain other third-party consents or waivers; the absence of a material adverse effect on SI Partners; the absence of specific downgrade events under certain financing arrangements; and other customary closing conditions. As a result of satisfying all applicable criteria, we classified SI Partners’ assets and liabilities as held for sale and ceased depreciation and amortization.
Subject to adjustments described in Note 6 of the Notes to Condensed Consolidated Financial Statements, the purchase price will be paid to Sempra as follows:
▪$4.65 billion in cash at closing;
▪$4.14 billion plus interest compounded quarterly at 7.5% per annum (totaling $4.72 billion with principal and accrued interest unless paid early) due December 31, 2027 under instruments backed by equity commitment letters; and
▪$1.2 billion plus interest compounded quarterly at 8.5% per annum before January 1, 2031 and 10.0% per annum thereafter (totaling $2.29 billion with principal and accrued interest unless paid early) due seven years and 91 days after closing under promissory notes.
Subject to closing, the KKR Partners will own 65% of SI Partners, Sempra will retain a 25% interest and ADIA will retain a 10% interest, and we will deconsolidate SI Partners and account for our 25% interest in SI Partners under the equity method within the existing Sempra Infrastructure segment.

Additionally, upon closing, we expect Sempra’s ownership interests in the following LNG projects to change as follows:

OWNERSHIP INTERESTS

	Pre-sale	Post-sale
Sempra:
Cameron LNG Phase 1 facility	35.1%	12.6%
ECA LNG Phase 1 project(1)	58.4%	20.9%
PA LNG Phase 1 project(1)	19.6%	7.0%
PA LNG Phase 2 project	35.1%	12.5%
(1)    SI Partners will continue to be subject to substantially the same funding obligations post-sale as it is pre-sale for cost overruns in the construction of this project.
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
Cameron LNG JV has received major permits, which have been amended to allow the use of electric drives for a one-train electric drive expansion along with other design enhancements, and FTA and non-FTA approvals associated with the potential expansion. The non-FTA approval for the proposed Cameron LNG Phase 2 project includes, among other things, a May 2026 deadline to commence commercial exports. In October 2025, we filed a request with the FERC and DOE to extend the construction deadlines associated with our construction authorization and non-FTA authorizations, respectively. Those requests seek an extension of the relevant deadlines until the first quarter of 2033.
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
Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the members, including with respect to the equity investment obligation of each member. Expansion of the Cameron LNG Phase 1 facility beyond the first three trains is also subject to certain restrictions and conditions under the JV project financing agreements, including among others, scope restrictions on expansion of the project unless appropriate prior consent is obtained from the existing project lenders. An FID remains subject to, among other things, securing these consents of the members and project lenders, satisfactory conclusion on the EPC process, negotiation and finalization of definitive offtake agreements and completion of all related financing and permitting activities.
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

We received authorizations from the DOE to export U.S.-produced natural gas to Mexico and to re-export LNG to non-FTA countries from the ECA LNG Phase 1 project. In September 2025, we submitted a filing with the DOE to extend the construction deadline associated with our non-FTA permits until the end of summer 2026. ECA LNG Phase 1 has definitive 20-year SPAs with an affiliate of TotalEnergies SE for approximately 1.7 Mtpa of LNG and with Mitsui & Co., Ltd. for approximately 0.8 Mtpa of LNG. The customers have a termination right if the ECA LNG Phase 1 project does not commence commercial operations under the SPAs by February 24, 2026, subject to certain additional conditions, for which we have requested an extension.
We have an EPC contract with TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V., to construct the ECA LNG Phase 1 project. We estimate the total price of the EPC contract to be approximately $1.6 billion, with capital expenditures approximating $2.5 billion including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates. We expect the ECA LNG Phase 1 project to produce LNG cargoes for sale in the spring of 2026 and sales under the long-term SPAs to begin shortly after substantial completion when the facility commences commercial operations, which is targeted in the summer of 2026. Reaching substantial completion under the EPC contract is subject to various milestones, including achieving certain performance tests and functionality.
ECA LNG Phase 1 has a loan agreement with a syndicate of external lenders that was set to mature in December 2025 and was originally for an aggregate principal amount of up to $1.3 billion. As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, in July 2025, ECA LNG Phase 1 amended the loan agreement, which included extending the maturity date to December 2027 and increasing the aggregate borrowing capacity to $1.5 billion. At September 30, 2025 and December 31, 2024, $1.2 billion and $1.1 billion, respectively, of borrowings were outstanding under the loan agreement, with a weighted-average interest rate of 6.39% and 7.29%, respectively. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
With respect to the ECA LNG Phase 1 and Phase 2 projects, recent and proposed changes to the Mexican Constitution and certain laws in Mexico and an unfavorable resolution of a land dispute and permit challenges, in each case that we discuss in Note 13 of the Notes to Condensed Consolidated Financial Statements, could have a material adverse effect on the development and construction of these projects.
ECA LNG Phase 2 Project. Sempra Infrastructure is developing a second, large-scale natural gas liquefaction project at the site of its existing ECA Regas Facility. We expect the proposed ECA LNG Phase 2 project to be comprised of two trains and one LNG storage tank and produce approximately 12 Mtpa of export capacity. The ECA Regas Facility currently has firm storage service agreements and nitrogen injection service agreements with Shell México Gas Natural, S. de R.L. de C.V. and SEFE Marketing & Trading México S. de R.L. de C.V. that expire in May 2028 and December 2025, respectively. We expect that future construction of the proposed ECA LNG Phase 2 project would conflict with the current operations at the ECA Regas Facility to the extent those agreements have not expired or have not been earlier terminated at the time of such construction.
We received authorizations from the DOE to export U.S.-produced natural gas to Mexico and to re-export LNG to non-FTA countries from the proposed ECA LNG Phase 2 project. In October 2025, we submitted a request with the DOE seeking clarification with the agency that the construction deadline associated with the project will be December 2029, as we requested in our prior application. Alternatively, we requested that the agency extend the deadline to that date for good cause shown.
We have non-binding MOUs and/or HOAs with Mitsui & Co., Ltd., an affiliate of TotalEnergies SE, and ConocoPhillips that provide a framework for their potential offtake of LNG from the proposed ECA LNG Phase 2 project and potential acquisition of an equity interest in ECA LNG Phase 2.
PA LNG Phase 1 Project. Sempra Infrastructure is constructing a natural gas liquefaction project on a greenfield site that it owns in the vicinity of Port Arthur, Texas, located along the Sabine-Neches waterway. The PA LNG Phase 1 project will consist of two liquefaction trains, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services with a nameplate capacity of approximately 13 Mtpa and an initial offtake capacity of approximately 10.5 Mtpa. At September 30, 2025, SI Partners, KKR Denali and an affiliate of ConocoPhillips own a 28%, 42% and 30% interest, respectively, in the PA LNG Phase 1 project. Sempra Infrastructure holds a 19.6% interest in the project.
Sempra Infrastructure has received authorizations from the DOE that permit the LNG to be produced from the PA LNG Phase 1 project to be exported to all current and future FTA and non-FTA countries. In April 2019, the FERC approved the siting, construction and operation of the PA LNG Phase 1 project. Port Arthur LNG I has received authorization from the FERC, subsequently extended in October 2025 to include the PA LNG Phase 2 Project, to increase its work force and implement a 24-hours-per-day construction schedule to further enhance construction efficiency while reducing temporal impacts to the community and environment in the vicinity of the project. The authorization provides the EPC contractor with more optionality to meet or exceed the project’s construction schedule.

The PA LNG Phase 1 project holds two Clean Air Act, Prevention of Significant Deterioration permits issued by the TCEQ, which we refer to as the “2016 Permit” and the “2022 Permit.” The 2022 Permit also governs emissions for the PA LNG Phase 2 project. In November 2023, a panel of the U.S. Court of Appeals for the Fifth Circuit issued a decision to vacate and remand the 2022 Permit to the TCEQ for additional explanation of the agency’s permit decision. In February 2024, the court withdrew its opinion and referred the case to the Supreme Court of Texas to resolve the question of the appropriate standard to be applied by the TCEQ. In February 2025, the Supreme Court of Texas adopted Port Arthur LNG I’s interpretation of the standard. In August 2025, the U.S. Court of Appeals for the Fifth Circuit applied the standard adopted by the Supreme Court of Texas and denied the petitioner’s argument under the case, resulting in the continued effectiveness of the 2022 Permit. The petitioners have until November 10, 2025 to file a petition for writ of certiorari with the U.S. Supreme Court; however, the Supreme Court does not have to grant review. The 2022 Permit is effective during the pending litigation. The 2016 Permit was not the subject of, and is unaffected by, the pending litigation of the 2022 Permit. Construction of the PA LNG Phase 1 project is proceeding uninterrupted under existing permits, and we do not currently anticipate the pending litigation to materially impact the PA LNG Phase 1 project cost, schedule or expected commercial operations at this stage.
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
As we discuss in Note 13 of the Notes to Condensed Consolidated Financial Statements, in April 2025, an incident occurred at the site of the PA LNG Phase 1 project that resulted in the deaths of three Bechtel employees and injuries to two Bechtel employees. OSHA opened inspections with respect to Bechtel and Sempra Infrastructure but has released the site. Bechtel is continuing construction of the PA LNG Phase 1 project while the cause of the incident remains under investigation. As of October 31, 2025, there are two pending lawsuits filed by 17 plaintiffs. Bechtel is providing indemnity pursuant to the terms of Port Arthur LNG I’s EPC contract.
As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of September 30, 2025, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
Port Arthur LNG I has a seven-year term loan facility for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility for up to $200 million, each of which matures in March 2030. At September 30, 2025, $2.2 billion of borrowings were outstanding under the term loan facility agreement. Proceeds from the loan are being used to finance the cost of construction of the PA LNG Phase 1 project.
In January 2025, Port Arthur LNG I issued senior secured notes for an aggregate principal amount of $750 million and received proceeds of $742 million (net of debt issuance costs of $8 million). In April 2025, Port Arthur LNG I issued senior secured notes for an aggregate principal amount of $250 million and received proceeds of $248 million (net of debt issuance costs of $2 million). The notes mature in December 2042. The net proceeds were used to repay borrowings and accrued interest under the existing Port Arthur LNG I term loan facility.
PA LNG Phase 2 Project. Since reaching a positive FID in September 2025, Sempra Infrastructure has commenced construction of a second phase of the Port Arthur natural gas liquefaction project that we expect will be a similar size to the PA LNG Phase 1 project. The PA LNG Phase 2 project will consist of two liquefaction trains, one LNG storage tank, and associated facilities with a nameplate capacity of approximately 13 Mtpa.

Sempra Infrastructure has received authorizations from the DOE that permit the export of LNG from the PA LNG Phase 2 project to all current and future FTA and non-FTA countries. In September 2023, the FERC approved the siting, construction and operation of the PA LNG Phase 2 project. In September 2025, the FERC approved the start of site preparation work.
As we discuss above, a U.S. federal court previously issued and subsequently withdrew a decision that would have vacated and remanded the 2022 Permit authorizing emissions from the PA LNG Phase 1 and Phase 2 projects to the TCEQ for additional explanation of the agency’s permit decision. The U.S. Court of Appeals for the Fifth Circuit applied the standard adopted by the Supreme Court of Texas and denied the petitioner’s argument under the case, resulting in the continued effectiveness of the 2022 Permit. The ruling is subject to further appeal before it becomes final. The 2022 Permit is effective during the pending litigation.
Sempra Infrastructure has entered into a non-binding HOA for a 20-year SPA with Aramco International Gas Holding Co B.V. (Aramco) for 5 Mtpa of LNG offtake from the PA LNG Phase 2 project. The HOA further contemplates Aramco’s 25% participation in the project-level equity of the PA LNG Phase 2 project.
Sempra Infrastructure has definitive SPAs for LNG offtake from the PA LNG Phase 2 project with:
▪ConocoPhillips for a 20-year term for 4 Mtpa of LNG on a free-on-board basis
▪EQT Corporation for a 20-year term for 2 Mtpa of LNG on a free-on-board basis
▪JERA Co. Inc. for a 20-year term for 1.5 Mtpa of LNG on a free-on-board basis
In addition, SI Partners has a definitive SPA with the project for a 20-year term for 2.5 Mtpa of LNG and has entered into offtake agreements for excess quantities of LNG, which includes an offtake agreement for a 30-year term to the extent of incremental amounts produced above 10 Mtpa up to an additional 0.75 Mtpa.
We have an EPC contract with Bechtel to construct the PA LNG Phase 2 project. In September 2025, we issued a full notice to proceed under the EPC contract, which has an estimated price of approximately $9.0 billion, including change orders contemplated in project contingency. The total currently estimated capital expenditures for the project are approximately $14 billion, including, among other items, project contingency and a $1.9 billion true-up payment to the PA LNG Phase 1 project to acquire a 50% interest in the shared common facilities. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates. We expect the third and fourth trains of the Port Arthur LNG liquefaction project to commence commercial operations in 2030 and 2031, respectively.
To secure gas supply for the PA LNG Phase 2 project, Sempra Infrastructure entered into a natural gas transportation agreement with a third-party pipeline developer. The transportation capacity commitment is subject to completion of pipeline construction by a third-party developer that is expected to occur by early 2029. Sempra Infrastructure holds a contractual option to acquire the third party’s interest in the pipeline if certain construction milestones are not met, which would release Sempra Infrastructure from the associated capacity commitment. In September 2025, we provided certain equity commitments related to the Mustang Express Pipeline but, in October 2025, we transferred the full amount of these commitments to third parties.
As we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements, in September 2025, PA2 JVCo issued 49.9% of its equity interests to Blackstone for $3.4 billion in cash at closing and a commitment to fund an additional $3.6 billion of capital contributions on a pre-determined funding schedule whereby Blackstone’s capital contributions are scheduled prior to SI Partners capital contributions. SI Partners holds the remaining 50.1% of equity interests in PA2 JVCo, and has committed to fund up to $7.8 billion to PA2 JVCo to support its share of the budgeted PA LNG Phase 2 project construction costs. SI Partners will continue to consolidate PA2 JVCo and direct the activities related to the construction and future operation and maintenance of the PA LNG Phase 2 project. Blackstone’s equity interest is subject to redemption and exit rights that are outside the control of SI Partners and Blackstone. As a result, we account for Blackstone’s NCI as being contingently redeemable, which is presented as mezzanine equity in our Condensed Consolidated Balance Sheet.
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
In February 2025, SI Partners entered into a credit support agreement, which constitutes a guarantee, for the benefit of a third-party financial institution with a maximum exposure to loss of $85 million. The guarantee will terminate in May 2026. We discuss this guarantee in Note 13 of the Notes to Condensed Consolidated Financial Statements.
In June 2021, Sempra provided a promissory note, which constitutes a guarantee, for the benefit of Cameron LNG JV with a maximum exposure to loss of $165 million. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA. We discuss this guarantee in Note 13 of the Notes to Condensed Consolidated Financial Statements.
In July 2020, Sempra entered into a Support Agreement, which contains a guarantee and represents a variable interest, for the benefit of CFIN with a maximum exposure to loss of $979 million. The guarantee will terminate upon full repayment of the guaranteed debt by 2039, including repayment following an event in which the guaranteed debt is put to Sempra. We discuss this guarantee in Notes 1, 9 and 13 of the Notes to Condensed Consolidated Financial Statements.
Energy Networks
Ecogas. As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, in June 2025, management committed to a formal plan to market and sell Ecogas, a natural gas regulated distribution utility that operates in three separate distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico. We expect to complete the sale in the second or third quarter of 2026. As a result of satisfying all applicable criteria, we classified Ecogas’ assets and liabilities as held for sale and ceased depreciation and amortization. Successful completion of a sale and the timing of such sale is subject to a number of risks and uncertainties, including reaching agreement on acceptable pricing and other terms, securing required regulatory and other approvals, finalizing definitive contracts and other factors and considerations.
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
The Guaymas-El Oro segment of the Sonora pipeline currently constitutes a Sole Risk Project under the terms of the SI Partners limited partnership agreement, which means that Sempra Infrastructure holds a 100% interest in the project. Sole Risk Projects are separated from other SI Partners projects and are conducted at Sempra’s sole cost, expense and liability and Sempra Infrastructure receives, through the acquisition of Sole Risk Interests, any economic and other benefits from such projects. The Guaymas-El Oro segment will continue to be owned by and a Sole Risk Project of Sempra after closing the sale of a portion of our equity interest in SI Partners, which we discuss in Note 6.

At September 30, 2025, Sempra Infrastructure has $391 million of PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if, among other things, Sempra Infrastructure is unable to re-route a portion of the pipeline and resume operations or if Sempra Infrastructure terminates the contract and is unable to obtain recovery, which in each case could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Port Arthur Pipeline Louisiana Connector. Sempra Infrastructure is constructing the Port Arthur Pipeline Louisiana Connector, a 72-mile pipeline connecting the PA LNG Phase 1 project to Gillis, Louisiana. In April 2019, the FERC approved the siting, construction and operation of the Port Arthur Pipeline Louisiana Connector, which will be used to supply feed gas to the PA LNG Phase 1 project. Sempra Infrastructure received FERC approval to implement construction process enhancements and minor modifications to several discrete sections of the Port Arthur Pipeline Louisiana Connector. These modifications are intended to decrease environmental impacts, accommodate landowner routing requests and enhance construction procedures. We expect the Port Arthur Pipeline Louisiana Connector to be ready for service ahead of the PA LNG Phase 1 project’s gas requirements. We estimate the capital expenditures for the project will be approximately $1 billion, including capitalized interest at the project level and project contingency. The actual amount of capital expenditures may differ substantially from our estimates.
Louisiana Storage. Sempra Infrastructure is constructing Louisiana Storage, a 12.5-Bcf salt dome natural gas storage facility to support the PA LNG Phase 1 project. The construction includes an 11-mile pipeline that will connect to the Port Arthur Pipeline Louisiana Connector. In September 2022, the FERC approved the development of the project. We expect Louisiana Storage to be ready for service in time to support the needs of the PA LNG Phase 1 project. We estimate the capital expenditures for the project will be approximately $400 million, including capitalized interest at the project level and project contingency. The actual amount of capital expenditures may differ substantially from our estimates.
Low Carbon Solutions
Cimarrón Wind. Sempra Infrastructure has reached a positive FID to construct the Cimarrón Wind project, an approximately 320-MW wind generation facility in Baja California, Mexico. Sempra Infrastructure has a 20-year PPA with Silicon Valley Power for the long-term supply of renewable energy to the City of Santa Clara, California. Cimarrón Wind will utilize one of Sempra Infrastructure’s existing cross-border high voltage transmission lines to interconnect and deliver clean energy to the East County substation in San Diego County. We estimate the capital expenditures for the project will be approximately $550 million, including capitalized interest at the project level and project contingency. The actual amount of capital expenditures may differ substantially from our estimates. The Cimarrón Wind project began generating energy in October 2025 and we expect commercial operations to commence in the first half of 2026.
Hackberry Carbon Sequestration Project. Sempra Infrastructure is developing the potential Hackberry Carbon Sequestration project near Hackberry, Louisiana, together with TotalEnergies SE, Mitsui & Co., Ltd. and Mitsubishi Corporation. This proposed project is designed to permanently sequester carbon dioxide from the Cameron LNG Phase 1 facility, the proposed Cameron LNG Phase 2 project and potentially other sources. In April 2025, the Louisiana Department of Energy and Natural Resources (LDENR) issued a draft Class VI carbon injection well construction permit and held the required public hearing. In September 2025, LDENR issued the final permit to construct a Class VI carbon injection well, subject to a 60-day appeal process.
Legal and Regulatory Matters
See Note 13 of the Notes to Condensed Consolidated Financial Statements in this report and “Part I – Item 1A. Risk Factors” in the Annual Report for discussions of the following legal and regulatory matters affecting our operations in Mexico and risks associated with Mexican laws, policies and government influence:
Energía Costa Azul
▪Land Disputes
▪Environmental and Social Impact Permits
One or more unfavorable conclusions on these land disputes or environmental and social impact permit challenges could materially adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility and have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.

Regulatory and Other Actions by the Mexican Government
In 2021, the Mexican government amended the LIE and LH to empower Mexican regulators to, among other things, revoke or suspend permits under certain circumstances. In 2024, the Mexican government adopted changes to the Mexican Constitution to reinforce state control over strategic sectors by granting a central role to government entities like the CFE and PEMEX, which have been converted from for-profit state-owned enterprises into public state-owned enterprises. Following these constitutional reforms, in March 2025, the Mexican government adopted energy-related laws (2025 Energy Laws), including the ESL, which repealed the LIE, and the HSL, which repealed the LH. The 2025 Energy Laws increase the government’s control and participation in the energy sector and may create novel challenges for infrastructure development and operations. Like the LIE and LH, the ESL and HSL give Mexican authorities broad discretion to revoke or suspend permits under certain circumstances. In October 2025, the Mexican government enacted new regulations regarding the ESL and HSL, which provide further detail on the legal and regulatory framework of the energy sector. These new regulations provide state-owned companies preferential treatment regarding open access, increase oversight by regulators and obligations for private companies and reduce the maximum term of certain permits for new projects. For the power sector, the new regulations provide for state prevalence and additional requirements for private projects, increase oversight by regulators and sanctions and establish that self-supply permits remain valid and can migrate voluntarily to the wholesale electricity market.
Although the new laws, regulations, and certain general administrative provisions in the energy sector have been published, the extent of the impact of the 2025 Energy Laws is still uncertain. These laws and future implementation of existing and any new regulations could adversely affect Sempra Infrastructure’s ability to operate its existing assets at their current levels, result in increased costs to Sempra Infrastructure and its customers, adversely impact Sempra Infrastructure’s ability to develop new projects in Mexico, result in decreased revenues and/or cash flows, and negatively impact Sempra Infrastructure’s ability to recover the carrying values of its investments in Mexico, any of which could have a material adverse impact on Sempra’s business, results of operations, financial condition, cash flow and/or prospects.
SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of the Registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2025	$3,376	$1,343	$1,426
2024	3,542	1,443	1,370
Change	$(166)	$(100)	$56

Change in regulatory accounts, current and noncurrent	$(534)	$(215)	$(319)
Change in accounts receivable	(331)	(133)	(58)
Increase in income taxes payable, net	(92)
Change in net margin posted, current and noncurrent	(84)
Change in inventories		(32)
Change in GHG obligations, current and noncurrent	23		42
Higher accruals in interest payable	50	17
Customer’s early termination of firm transportation agreements	52
Higher net income, adjusted for noncash items included in earnings	87	68	71
Change in accrued franchise fees	92	76	16
Change in GHG allowances, current and noncurrent	105	86	41
Change in fixed-price contracts and other derivatives, current and noncurrent	134		133
Higher distributions from Oncor Holdings	158
Change in accounts payable	183	28	130
Other	(9)	5
	$(166)	$(100)	$56

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2025	$(8,605)	$(1,762)	$(1,523)
2024	(6,296)	(1,793)	(1,491)
Change	$(2,309)	$31	$(32)

(Increase) decrease in capital expenditures	$(1,436)	$27	$(32)
Higher contributions to Oncor Holdings	(912)
Other	39	4
	$(2,309)	$31	$(32)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2025	$6,661	$419	$85
2024	3,066	315	121
Change	$3,595	$104	$(36)

Contributions from contingently redeemable noncontrolling interest, net of transaction costs	$3,212
Higher issuances of long-term debt	1,864	$254
Change in borrowings and repayments of short-term debt, net	759	(774)	$1,020
Higher (lower) issuances of short-term debt with maturities greater than 90 days	591		(500)
Proceeds from investor equity subscription	106
Lower distributions to NCI	104
(Higher) lower common dividends paid	(74)	225
Higher payments on short-term debt with maturities greater than 90 days	(485)		(700)
Lower contributions from NCI	(984)
(Higher) lower payments on long-term debt and finance leases	(1,441)	400	148
Other	(57)	(1)	(4)
	$3,595	$104	$(36)
Capital Expenditures for PP&E and Investments

CAPITAL EXPENDITURES FOR PP&E AND INVESTMENTS
(Dollars in millions)
	Nine months ended September 30,
	2025	2024
Sempra:
Sempra California(1)	$3,334	$3,329
Sempra Texas Utilities	1,490	578
Sempra Infrastructure	3,865	2,443
Segment totals	8,689	6,350
Parent and other	4	3
Total Sempra	$8,693	$6,353
(1)    Includes capital expenditures for PP&E of $1,811 and $1,838 at SDG&E and $1,523 and $1,491 at SoCalGas for 2025 and 2024, respectively.
We expect capital expenditures for PP&E and investments in 2025 to total $13.3 billion, which is an increase from the $12.5 billion projected in “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The increase is primarily attributable to capital expenditures for the PA LNG Phase 2 project, which reached a positive FID in September 2025. When (i) including Sempra’s proportionate ownership interest in expected capital expenditures for PP&E at unconsolidated equity method investees while excluding Sempra’s expected capital contributions to those unconsolidated equity method investees and (ii) excluding NCI’s proportionate ownership interest in expected capital expenditures for PP&E at Sempra and at unconsolidated equity method investees, we expect capital expenditures for PP&E in 2025 to total $12.9 billion.

Oncor expects to announce a new five-year base capital plan for the years 2026 through 2030 in the first half of 2026, following the conclusion of its base rate review, and currently expects that capital expenditure plan to be at least 30% higher than Oncor’s 2025 through 2029 base capital plan of $36 billion. Oncor also anticipates significant potential capital expenditure opportunities incremental to the 2026 through 2030 base capital plan. Changes in Oncor’s capital expenditures plan could result in corresponding changes to our capital expenditures plan based on our ownership interest in Oncor.
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
COMMODITY PRICE RISK
Sempra Infrastructure is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first nine months of 2025, a hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $12 million at September 30, 2025 compared to $13 million at December 31, 2024.
The one-day value at risk for SDG&E’s and SoCalGas’ commodity positions were $1 million and $6 million, respectively, at September 30, 2025 compared to $2 million for each at December 31, 2024.

INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	September 30, 2025			December 31, 2024
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$438	$27	$411	$1,454	$417	$1,037
Other(2)	2,293	—	—	562	—	—
Long-term:
Sempra California fixed-rate	$17,909	$9,800	$8,109	$16,309	$8,950	$7,359
Other fixed-rate(2)	17,338	—	—	15,527	—	—
Other variable-rate(2)	1,580	—	—	1,063	—	—
(1)    After the effects of interest rate swaps. Before reductions for unamortized discounts and debt issuance costs and excluding finance lease obligations.
(2)     At September 30, 2025, $7,858 is classified as Liabilities Held For Sale on the Sempra Condensed Consolidated Balance Sheet, which consists of $897 of short-term debt, $5,381 of long-term fixed-rate debt, and $1,580 of long-term variable-rate debt.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings attributable to common shares (but disregarding capitalized interest and impacts on equity earnings from debt at our equity method investees) that would result from a hypothetical change in market interest rates. Earnings attributable to common shares are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at September 30, 2025 increased or decreased by 10%, the change in earnings attributable to common shares over the 12-month period ending September 30, 2026 would be approximately $9 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at September 30, 2025, after considering the effects of interest rate swaps, the change in earnings attributable to common shares over the 12-month period ending September 30, 2026 would be approximately $4 million.
FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURE
We discuss our foreign currency exchange rate risk and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At September 30, 2025, there were no significant changes to our exposure to foreign currency exchange rate risk since December 31, 2024.
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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in Sempra’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, any such company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses), including, environmental proceedings described in Item 103(c)(3) of SEC Regulation S-K except for the matters (1) described in Note 13 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report, or (2) referred to in “Part I – Item 2. MD&A” in this report or in “Part I – Item 1A. Risk Factors” or “Part II – Item 7. MD&A” in the Annual Report.

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
We may be unable to complete or realize the anticipated benefits from our planned sales of certain of our assets and businesses as part of our capital recycling program.
As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, in September 2025, we entered into an agreement to sell a 45% equity interest in SI Partners to the KKR Partners for $9.99 billion, subject to adjustments. We expect this sale to close in the second or third quarter of 2026, subject to expiration of the waiting period under the Hart-Scott-Rodino Act; receipt of applicable regulatory approvals, such as antitrust approvals in Mexico and approval by the FERC; receipt of other third-party consents or waivers, including from certain lenders, partners and others; the absence of a material adverse effect on SI Partners; the absence of specific downgrade events under certain financing arrangements; and other customary closing conditions. Additionally, in June 2025, management committed to a formal plan to market and sell Ecogas, a natural gas regulated distribution utility that operates in three separate distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico. We expect to complete the sale of Ecogas in the second or third quarter of 2026. There can be no assurance that the pending sales will be completed in a timely manner or at all. Applicable regulatory authorities and other third parties may withhold the necessary approvals, seek to block or challenge the transactions in the case of certain regulatory authorities, or impose burdensome or costly requirements as conditions to approval. If the required approvals or consents are not received, the other closing conditions are not satisfied or waived, or any of the foregoing is not achieved in a timely manner or on satisfactory terms, then we may need to incur additional costs to complete these transactions, which costs could be significant, or the transactions may be abandoned, delayed or restructured, which would prevent us from realizing the potential benefits of the transactions while still bearing the substantial costs incurred to pursue them.
Even if they close, any efficiencies and benefits we expect from these transactions might be delayed or not realized. Our expectations are based on a number of assumptions, estimates, projections and other uncertainties about, among other things, closing and post-closing payments; purchase price adjustments; transaction-related tax and accounting impacts; performance by the KKR Partners of their respective contractual obligations; transition services and employee matters; the results of operations of SI Partners after the closing of the proposed transactions; and other factors beyond our control. Moreover, the planned decrease in our ownership of SI Partners would also decrease our share of the cash flows, profits and other benefits from this business. Additionally, the KKR Partners collectively would generally have control of SI Partners, subject to certain minority consent rights so long as the minority partners maintain specified ownership thresholds. The KKR Partners may not manage SI Partners in accordance with our current expectations, which could materially adversely affect the value of our minority ownership interest.

Any of these outcomes could materially adversely affect our results of operations, cash flows, financial condition and/or prospects.
Changing conditions in global markets, including the impact of tariffs and other trade actions, may materially and adversely affect us.
Our businesses import various materials, including steel and aluminum, and purchase foreign-sourced goods, such as electrical transformers, from domestic distributors. Sempra Infrastructure also generates a material portion of its earnings from LNG exports to customers located outside the U.S., including countries in Asia and Europe. Our ability to continue importing materials and purchasing foreign-sourced goods at competitive prices and reaching positive FIDs on LNG and other significant projects in development is subject to a number of risks, including adverse impacts on the affordability of projects in development and under construction due to the imposition of tariffs by the U.S. Administration, and adverse impacts caused by (i) legal and regulatory requirements or limitations imposed by foreign governments, including tariffs, quotas or other trade barriers, sanctions, adverse tax law changes, nationalization, currency restrictions, or import restrictions, and (ii) disruptions or delays in shipments caused by customs compliance or other actions of government agencies.
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
While the U.S. Administration has announced various trade deals, many such agreements are preliminary and may be subject to change. Certain of the announced deals, including the agreement with the European Union, require further governmental approvals, and certain announced deal terms, including purported commitments by the European Union and Japan to purchase more U.S. energy, may be non-binding or subject to voluntary implementation by the private sector. Any disagreement between the U.S. and other countries over the implementation of such trade deals or any failure to obtain required governmental approvals or otherwise reach a final agreement could result in prolonged uncertainty regarding the scope and duration of these trade actions by the U.S. and other countries. Such actions and any resulting economic, financial or geopolitical instability could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.

ITEM 5. OTHER INFORMATION
(a)None.
(b)None.
(c)During the last fiscal quarter, (i) each of the individuals listed below, who were at the time Sempra directors or officers, adopted a Rule 10b5-1 trading arrangement with respect to the securities of Sempra, with the material terms described below; (ii) no Sempra directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement with respect to the securities of Sempra; and (iii) no SDG&E or SoCalGas directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement with respect to the securities of each such Registrant. As used herein, directors and officers are as defined in Rule 16a-1(f) under the Exchange Act, a Rule 10b5-1 trading arrangement is as defined in Item 408(a) of SEC Regulation S-K, and a non-Rule 10b5-1 trading arrangement is as defined in Item 408(c) of SEC Regulation S-K. The Rule 10b5-1 trading arrangement listed below is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

NON-RULE 10B5-1 TRADING ARRANGEMENTS
(In the three months ended September 30, 2025)
Name and title of the director or officer	Date on which the director or officer adopted or terminated the trading arrangement	Duration of the trading arrangement	Aggregate number of securities to be purchased or sold pursuant to the trading arrangement
Jeffrey W. Martin, Chairman, Chief Executive Officer and President	August 11, 2025	From January 2, 2026 until all shares are sold or the trading arrangement is otherwise terminated	53,111 owned shares of Sempra common stock
Karen L. Sedgwick, Executive Vice President and Chief Financial Officer	August 19, 2025	From November 24, 2025 until all shares are sold or the trading arrangement is otherwise terminated
▪7,564 owned shares of Sempra common stock
▪All shares of Sempra common stock subject to 2,446 time-based and 14,678 performance-based RSUs vesting in January and February 2026, plus the accumulated dividend equivalents related to such RSUs(1)
▪50% of the shares of Sempra common stock subject to 9,323 performance-based RSUs vesting in January and February of 2027(1)
in each case (other than with respect to the 7,564 owned shares), less shares to which Ms. Sedgwick would otherwise be entitled that are withheld to satisfy minimum statutory tax withholding requirements

Caroline A. Winn, Executive Vice President	August 13, 2025	From November 18, 2025 until all shares are sold or the trading arrangement is otherwise terminated	6,000 owned shares of Sempra common stock
(1)    Shares subject to the performance-based RSUs scheduled to vest in January and February of 2026 and 2027 generally will vest, in whole or in part, or be forfeited in early 2026 or early 2027, as applicable, based on our total shareholder return for the three-year performance period ending on January 2, 2026 or January 4, 2027, as applicable, and EPS growth (as adjusted for long-term incentive plan purposes) for the three-year performance period ending on December 31, 2025 and December 31, 2026, as applicable. The number of shares that will vest may range from 0% to 200% of the target number of shares (plus dividend equivalents) and cannot be ascertained until the performance period has ended and the Compensation and Talent Development Committee of Sempra’s board of directors has certified the results.

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
Sempra
4.1	Officers’ Certificate of Sempra, dated as of August 29, 2025, including the form of 6.375% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2056.		8-K	4.1	08/29/25

EXHIBIT 10 -- MATERIAL CONTRACTS
Management Contract or Compensatory Plan, Contract or Arrangement
Sempra / Southern California Gas Company
10.1*	Letter Agreement from Southern California Gas Company to Sara Mijares dated June 2, 2025.	X

10.2*	Letter Agreement from Southern California Gas Company to Erin Smith dated June 3, 2025.	X

* Portions of the exhibit have been omitted in accordance with applicable SEC rules.

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra
31.1	Certification of Sempra’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra
32.1	Certification of Sempra’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA, (Registrant)

Date: November 5, 2025	By: /s/ Dyan Z. Wold
Dyan Z. Wold
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 5, 2025	By: /s/ Valerie A. Bille
Valerie A. Bille
Senior Vice President, Chief Financial Officer, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 5, 2025	By: /s/ Sara P. Mijares
Sara P. Mijares
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)