Form 10-Q
period 2026-03-31
SEMPRA; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2026-05-07
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		March 31, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	IRS Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	Sempra	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	San Diego Gas & Electric Company	California	95-1184800	No change
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	Southern California Gas Company	California	95-1240705	No change
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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging Growth Company
Sempra	☒	☐	☐	☐	☐
San Diego Gas & Electric Company	☐	☐	☒	☐	☐
Southern California Gas Company	☐	☐	☒	☐	☐

If an emerging growth company, indicate by check mark if the Registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding as of May 4, 2026:
Sempra	653,690,046 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra

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

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

2019 Wildfire Legislation	AB 1054 and AB 111
2025 Wildfire Legislation	Senate Bill 254
AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
amparo	an extraordinary constitutional appeal governed by Articles 103 and 107 of the Mexican Constitution and filed in Mexican federal court
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Safety, Energy, and Environment)
ASU	Accounting Standards Update
ATM	at-the-market equity offering program pursuant to the Sales Agreement
Bechtel	Bechtel Energy Inc.
Blackstone	BX Frontier Member I LLC and BX Frontier Member II LLC, collectively
bps	basis points
California ISO adder	an additional 0.50% ROE for participation in the California ISO
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CCA	Community Choice Aggregator
CCM	cost of capital adjustment mechanism
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
CNE	Comisión Nacional de Energía (Mexico’s National Commission of Energy)
CODM	chief operating decision maker as defined in Accounting Standards Codification 280
ConocoPhillips	ConocoPhillips Company
Continuation Account	the Wildfire Fund Continuation Account established by the 2025 Wildfire Legislation
CPUC	California Public Utilities Commission
CRNCI	contingently redeemable noncontrolling interest
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V., a subsidiary of SI Partners that owns the ECA LNG Phase 1 project
ECA LNG Phase 2	ECA LNG II Holdings B.V., a subsidiary of SI Partners that owns the ECA LNG Phase 2 project
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EPC	engineering, procurement and construction
EPS	earnings (losses) per common share
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FD	final decision
feed gas	natural gas that is provided to be used for processing to produce LNG
FERC	Federal Energy Regulatory Commission
FID	final investment decision
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HOA	Heads of Agreement
IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IMG	Infraestructura Marina del Golfo
IOU	investor-owned utility

GLOSSARY

IRS	U.S. Internal Revenue Service
ISO	Independent System Operator
ITC	investment tax credit
JV	joint venture
KKR Partners	affiliates of Kohlberg Kravis Roberts & Co. L.P. and indirect co-investor Canada Pension Plan Investment Board, collectively
KKR Pinnacle	KKR Pinnacle Investor L.P., an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LA Fires	the wildfires in Los Angeles County, California, including the Palisades, Eaton and other fires, that burned in January and February of 2025
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OEIS	Office of Energy Infrastructure Safety
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
Other Sempra	All Sempra consolidated entities, except for SDG&E and SoCalGas
PA2 JVCo	a subsidiary of SI Partners that owns Port Arthur LNG II
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PBOP	postretirement benefits other than pension
PD	proposed decision
Port Arthur LNG I	Port Arthur LNG, LLC, a subsidiary of SI Partners that owns the PA LNG Phase 1 project
Port Arthur LNG II	Port Arthur LNG Phase II, LLC, a subsidiary of SI Partners that owns the PA LNG Phase 2 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PSEP	Pipeline Safety Enhancement Plan
PUCT	Public Utility Commission of Texas
Registrants	has the meaning set forth in Rule 12b-2 under the Exchange Act and consists of Sempra, SDG&E and SoCalGas for purposes of this report
ROE	return on equity
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
Sales Agreement	ATM Equity Offering Sales Agreement, dated November 6, 2024 and amended May 6, 2026, among Sempra and Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (each a sales agent or forward seller) and Barclays Bank PLC, Bank of Montreal, BNP Paribas, Bank of America, N.A., Citibank, N.A., Crédit Agricole Corporate and Investment Bank, Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, Truist Bank and Wells Fargo Bank, National Association, or one of their respective affiliates (each a forward purchaser)
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C, which we redeemed in October 2025 and which is no longer an authorized series of Sempra’s capital stock
Sharyland Utilities	Sharyland Utilities, L.L.C.

GLOSSARY

SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s businesses not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate
SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement
SRP	Oncor’s system resiliency plan approved by the PUCT in November 2024
Support Agreement	support agreement, dated July 28, 2020 and amended in June 2021 and January 2025, between Sempra and Sumitomo Mitsui Banking Corporation
TAG Norte	TAG Norte Holding, S. de R.L. de C.V.
TAG Pipelines	TAG Pipelines Norte, S. de R.L. de C.V.
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019 through May 31, 2025
TO5 adder refund provision	the provision in the TO5 settlement providing that SDG&E will refund the California ISO adder as of June 1, 2019 if the FERC issues an order ruling that California IOUs are no longer eligible for the California ISO adder
TO6	Electric Transmission Owner Formula Rate, effective June 1, 2025, subject to refund
TTI	Texas Transmission Investment LLC, an entity that owns a 19.75% interest in Oncor and is indirectly owned by OMERS Administration Corporation (acting through its infrastructure investment entity, OMERS Infrastructure Management Inc.) and GIC Private Limited
U.S. GAAP	generally accepted accounting principles in the United States of America
UTM	unified tracker mechanism
VIE	variable interest entity
VREP	Voluntary Retirement Enhancement Program
Wildfire Fund	the fund established pursuant to AB 1054
WMP	wildfire mitigation plan
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
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:
▪California wildfires, including potential liability for damages regardless of fault and any inability to recover all or a substantial portion of costs from insurance, the Wildfire Fund and the Continuation Account, rates from customers or a combination thereof
▪decisions, disallowances or denials of cost recovery, audits, investigations, inquiries, ordered studies, regulations, legislative actions, denials or revocations of permits, consents, approvals or other authorizations, renewals of franchises, and other actions, including the failure to honor contracts and commitments, by the (i) CNE, CPUC, DOE, FERC, IRS, PUCT and other regulatory bodies and (ii) U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries where we do business
▪the success of business development efforts, construction projects, acquisitions, divestitures, and other significant transactions, such as the planned sale of a portion of our equity interest in SI Partners, including risks related to, as applicable, (i) being able to reach a positive FID, (ii) negotiating pricing and other terms in definitive contracts, (iii) completing construction projects or other transactions on schedule and budget, (iv) realizing anticipated benefits from any of these efforts if completed, (v) obtaining regulatory and other approvals and (vi) third parties honoring their contracts and commitments, including with respect to closing or post-closing payments
▪changes to our capital expenditure plans and their potential impact on rate base or other growth
▪changes, due to evolving economic, political and other factors and increasing geopolitical instability as a result of wars or other conflicts in various parts of the world, to (i) trade and other foreign policy, including the imposition of tariffs by the U.S. and foreign countries (and uncertainty related to the implementation and enforceability thereof), and (ii) laws and regulations, including those related to tax and the energy industry in the U.S. and Mexico
▪litigation, arbitration, property disputes and other proceedings
▪cybersecurity threats, including by nation-state actors, of ransomware or other attacks on our systems, the energy grid or our other infrastructure, or the systems of third parties with which we conduct business
▪the availability, uses, sufficiency, and cost of capital resources and our ability to borrow money or otherwise raise capital on favorable terms and meet our obligations, which can be affected by, among other things, (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook, (ii) instability in the capital markets, and (iii) fluctuating interest rates and inflation
▪the impact of efforts to increase affordability of U.S. utility customer rates on our ability to obtain cost recovery from applicable regulators, our capital expenditure and other growth plans and our ability to advance statewide policies
▪the impact on affordability of customer rates, cost of capital and operating margin due to (i) volatility in inflation, interest rates, commodity prices, tariff rates, and foreign currency exchange rates and (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of meeting the demand for lower carbon and reliable energy in California
▪the impact of climate policies, laws, rules, regulations, trends and required disclosures, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies, the risk of nonrecovery for stranded assets, and uncertainty related to emerging technologies
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events, such as work stoppages, that disrupt our operations, damage our facilities or systems, cause the release of harmful materials or fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms or insurance or may impact our ability to obtain satisfactory levels of affordable insurance

▪the availability of electric power, natural gas and natural gas storage and transportation capacity, including disruptions caused by failures in the transmission grid or pipeline and storage systems or limitations on the injection and withdrawal of natural gas from storage facilities
▪Oncor’s ability to reduce or eliminate its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪other uncertainties, some of which are difficult to predict and beyond our control
We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2026	2025
	(unaudited)
REVENUES
Utilities:
Natural gas	$2,025	$2,362
Electric	1,224	1,059
Energy-related businesses	406	381
Total revenues	3,655	3,802

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(335)	(493)
Cost of electric fuel and purchased power	(81)	(52)
Energy-related businesses cost of sales	(76)	(119)
Operation and maintenance	(1,242)	(1,343)
Depreciation and amortization	(621)	(640)
Franchise fees and other taxes	(210)	(196)
Other income, net	100	91
Interest income	40	34
Interest expense	(382)	(433)
Income before income taxes and equity earnings	848	651
Income tax expense	(65)	(57)
Equity earnings	367	325
Net income	1,150	919
Earnings attributable to noncontrolling interests	(107)	(2)
Earnings attributable to contingently redeemable noncontrolling interest	(6)	—
Preferred dividends	—	(11)
Earnings attributable to common shares	$1,037	$906

Basic EPS:
Earnings	$1.59	$1.39
Weighted-average common shares outstanding	653,589	651,992

Diluted EPS:
Earnings	$1.58	$1.39
Weighted-average common shares outstanding	655,488	653,018
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	NCI (after tax)	CRNCI (after tax)	Total
	(unaudited)
	Three months ended March 31, 2026 and 2025
2026:
Net income	$1,102	$(65)	$1,037	$107	$6	$1,150
Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	—	(2)	(1)	—	(3)
Financial instruments	3	(1)	2	2	—	4
Pension and other postretirement benefits	6	—	6	—	—	6
Total other comprehensive income	7	(1)	6	1	—	7
Comprehensive income	$1,109	$(66)	$1,043	$108	$6	$1,157
2025:
Net income	$974	$(57)	$917	$2	$—	$919
Other comprehensive income (loss):
Financial instruments	(36)	4	(32)	(5)	—	(37)
Pension and other postretirement benefits	3	—	3	—	—	3
Total other comprehensive loss	(33)	4	(29)	(5)	—	(34)
Comprehensive income (loss)	$941	$(53)	$888	$(3)	$—	$885
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2026	2025(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$794	$29
Restricted cash	2	2
Accounts receivable – trade, net	1,604	1,767
Accounts receivable – other, net	203	157
Due from unconsolidated affiliates	34	—
Income taxes receivable	177	71
Inventories	530	561
Regulatory assets	561	761
Greenhouse gas allowances	199	203
Assets held for sale	31,865	31,024
Other current assets	234	262
Total current assets	36,203	34,837

Other assets:
Regulatory assets	4,077	3,868
Greenhouse gas allowances	1,378	1,221
Nuclear decommissioning trusts	884	899
Dedicated assets in support of certain benefit plans	588	605
Deferred income taxes	10	10
Right-of-use assets – operating leases	1,297	1,262
Investment in Oncor Holdings	18,243	17,472
Other investments	148	147
Wildfire fund	240	246
Other long-term assets	1,261	1,300
Total other assets	28,126	27,030

Property, plant and equipment:
Property, plant and equipment	67,477	66,900
Less accumulated depreciation and amortization	(18,288)	(17,889)
Property, plant and equipment, net	49,189	49,011
Total assets	$113,518	$110,878
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2026	2025(1)
	(unaudited)
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term debt	$3,708	$4,166
Accounts payable – trade	1,134	1,461
Accounts payable – other	174	203
Due to unconsolidated affiliates	—	8
Dividends and interest payable	920	770
Accrued compensation and benefits	316	521
Regulatory liabilities	3	3
Current portion of long-term debt and finance leases	1,878	1,876
Greenhouse gas obligations	199	203
Liabilities held for sale	12,249	11,704
Other current liabilities	858	979
Total current liabilities	21,439	21,894

Long-term debt and finance leases	30,847	28,979

Deferred credits and other liabilities:
Regulatory liabilities	4,303	4,250
Greenhouse gas obligations	1,064	957
Pension and other postretirement benefit plan obligations, net of plan assets	126	124
Deferred income taxes	6,414	6,127
Asset retirement obligations	3,773	3,743
Deferred credits and other	2,824	2,805
Total deferred credits and other liabilities	18,504	18,006

Commitments and contingencies (Note 13)

Contingently redeemable noncontrolling interest	3,254	3,206

Equity:
Preferred stock (50,000,000 shares authorized; none issued)	—	—
Common stock (1,125,000,000 shares authorized; 653,344,198 and 652,731,668 shares outstanding at March 31, 2026 and December 31, 2025, respectively; no par value)	14,731	14,699
Retained earnings	17,699	17,092
Accumulated other comprehensive income (loss)	(191)	(197)
Total Sempra shareholders’ equity	32,239	31,594
Preferred stock of subsidiary	20	20
Other noncontrolling interests	7,215	7,179
Total equity	39,474	38,793
Total liabilities, contingently redeemable noncontrolling interest, and equity	$113,518	$110,878
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,150	$919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	621	640
Deferred income taxes and investment tax credits	124	(48)
Equity earnings	(367)	(325)
Share-based compensation expense	25	(2)
Fixed-price contracts and other derivatives	(9)	134
Bad debt expense	18	6
Other	8	(3)
Net change in working capital components	89	(35)
Distributions from investments	389	291
Changes in other noncurrent assets and liabilities, net	(239)	(95)
Net cash provided by operating activities	1,809	1,482

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,461)	(2,336)
Expenditures for investments	(876)	(486)
Purchases of nuclear decommissioning and other trust assets	(368)	(292)
Proceeds from sales of nuclear decommissioning and other trust assets	395	329
Other	(1)	—
Net cash used in investing activities	(3,311)	(2,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(409)	(380)
Issuances of common stock, net	9	10
Repurchases of common stock	(20)	(57)
Issuances of debt (maturities greater than 90 days)	3,345	2,941
Payments on debt (maturities greater than 90 days) and finance leases	(673)	(994)
Decrease in short-term debt, net	(458)	(70)
Advances from unconsolidated affiliates	63	44
Contributions from noncontrolling interests	41	34
Distributions to noncontrolling interests	(65)	(38)
Termination of interest rate swaps, net of transaction costs	96	—
Other	(17)	(14)
Net cash provided by financing activities	1,912	1,476

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—

Increase in cash, cash equivalents and restricted cash	407	173
Cash, cash equivalents and restricted cash, January 1	3,552	1,589
Cash, cash equivalents and restricted cash, March 31	$3,959	$1,762
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2026	2025
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$243	$243
Income tax payments, net of refunds	20	100

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Repayments of advances from unconsolidated affiliate in lieu of distributions	$60	$45
Accrued capital expenditures for PP&E	1,122	1,061
Increase in finance lease obligations capitalized to PP&E	5	16
Unamortized debt issuance costs reclassified from noncurrent assets to long-term debt	14	22
Change in equity related to allocation of interests	42	—
Preferred dividends declared but not paid	—	11
Common dividends declared but not paid	430	420
Common dividends issued in stock	12	13
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Dollars in millions)
	CRNCI	Preferred stock	Common stock	Retained earnings	AOCI	Sempra shareholders’ equity	NCI	Total equity
	(unaudited)
	Three months ended March 31, 2026
Balance at December 31, 2025	$3,206	$—	$14,699	$17,092	$(197)	$31,594	$7,199	$38,793
Net income	6			1,037		1,037	107	1,144
Other comprehensive income					6	6	1	7
Share-based compensation expense			25			25		25
Dividends declared:
Common stock ($0.66/share)				(430)		(430)		(430)
Issuances of common stock			21			21		21
Repurchases of common stock			(20)			(20)		(20)
CRNCI and NCI activities:
Allocation of interests	42		6			6	(48)	(42)
Contributions from NCI							41	41
Distributions to NCI							(65)	(65)
Balance at March 31, 2026	$3,254	$—	$14,731	$17,699	$(191)	$32,239	$7,235	$39,474

	Three months ended March 31, 2025
Balance at December 31, 2024	$—	$889	$13,520	$16,979	$(166)	$31,222	$6,566	$37,788
Net income				917		917	2	919
Other comprehensive loss					(29)	(29)	(5)	(34)
Share-based compensation expense			(2)			(2)		(2)
Dividends declared:
Series C preferred stock ($12.19/share)				(11)		(11)		(11)
Common stock ($0.65/share)				(420)		(420)		(420)
Issuances of common stock			23			23		23
Repurchases of common stock			(57)			(57)		(57)
CRNCI and NCI activities:
Contributions from NCI							34	34
Distributions to NCI							(38)	(38)
Balance at March 31, 2025	$—	$889	$13,484	$17,465	$(195)	$31,643	$6,559	$38,202
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2026	2025
	(unaudited)
Operating revenues:
Electric	$1,228	$1,064
Natural gas	319	356
Total operating revenues	1,547	1,420
Operating expenses:
Cost of electric fuel and purchased power	94	73
Cost of natural gas	90	87
Operation and maintenance	423	440
Depreciation and amortization	344	320
Franchise fees and other taxes	123	110
Total operating expenses	1,074	1,030
Operating income	473	390
Other income, net	38	40
Interest income	1	—
Interest expense	(147)	(135)
Income before income taxes	365	295
Income tax expense	(69)	(14)
Net income/Earnings attributable to common shares	$296	$281
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2026 and 2025
2026:
Net income/Comprehensive income	$365	$(69)	$296
2025:
Net income/Comprehensive income	$295	$(14)	$281
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2026	2025(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$747	$7
Accounts receivable – trade, net	897	809
Accounts receivable – other, net	105	92
Due from unconsolidated affiliates	1	1
Income taxes receivable, net	2	30
Inventories	263	267
Prepaid expenses	104	121
Regulatory assets	361	433
Greenhouse gas allowances	24	28
Other current assets	26	18
Total current assets	2,530	1,806

Other assets:
Regulatory assets	1,994	1,953
Greenhouse gas allowances	298	286
Nuclear decommissioning trusts	884	899
Right-of-use assets – operating leases	1,025	1,047
Wildfire fund	240	246
Other long-term assets	135	141
Total other assets	4,576	4,572

Property, plant and equipment:
Property, plant and equipment	35,383	35,033
Less accumulated depreciation and amortization	(8,946)	(8,729)
Property, plant and equipment, net	26,437	26,304
Total assets	$33,543	$32,682
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2026	2025(1)
	(unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term debt	$—	$531
Accounts payable – trade	622	712
Accounts payable – other	35	42
Due to unconsolidated affiliates	70	59
Interest payable	137	94
Accrued compensation and benefits	85	174
Regulatory liabilities	3	3
Current portion of long-term debt and finance leases	799	798
Greenhouse gas obligations	24	28
Asset retirement obligations	109	107
Other current liabilities	340	273
Total current liabilities	2,224	2,821

Long-term debt and finance leases	11,159	10,081

Deferred credits and other liabilities:
Regulatory liabilities	3,003	2,960
Greenhouse gas obligations	140	137
Pension obligation, net of plan assets	30	19
Deferred income taxes	3,343	3,286
Asset retirement obligations	747	746
Deferred credits and other	1,668	1,699
Total deferred credits and other liabilities	8,931	8,847

Commitments and contingencies (Note 13)

Shareholder’s equity:
Preferred stock (45,000,000 shares authorized; none issued)	—	—
Common stock (255,000,000 shares authorized; 116,583,358 shares outstanding; no par value)	1,660	1,660
Retained earnings	9,575	9,279
Accumulated other comprehensive income (loss)	(6)	(6)
Total shareholder’s equity	11,229	10,933
Total liabilities and shareholder’s equity	$33,543	$32,682
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$296	$281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344	320
Deferred income taxes and investment tax credits	22	(3)
Bad debt expense	19	16
Other	(1)	(5)
Net change in working capital components	10	30
Changes in noncurrent assets and liabilities, net	(16)	(61)
Net cash provided by operating activities	674	578

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(486)	(539)
Purchases of nuclear decommissioning trust assets	(283)	(258)
Proceeds from sales of nuclear decommissioning trust assets	291	274
Net cash used in investing activities	(478)	(523)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	1,096	848
Payments on finance leases	(12)	(10)
Decrease in short-term debt, net	(531)	(280)
Debt issuance costs	(9)	(6)
Net cash provided by financing activities	544	552

Increase in cash and cash equivalents	740	607
Cash and cash equivalents, January 1	7	—
Cash and cash equivalents, March 31	$747	$607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$101	$102

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$185	$199
Increase in finance lease obligations capitalized to PP&E	4	2
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	AOCI	Total shareholder’s equity
	(unaudited)
	Three months ended March 31, 2026
Balance at December 31, 2025	$1,660	$9,279	$(6)	$10,933
Net income		296		296
Balance at March 31, 2026	$1,660	$9,575	$(6)	$11,229

	Three months ended March 31, 2025
Balance at December 31, 2024	$1,660	$8,916	$(12)	$10,564
Net income		281		281
Balance at March 31, 2025	$1,660	$9,197	$(12)	$10,845
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2026	2025
	(unaudited)

Operating revenues	$1,728	$2,020
Operating expenses:
Cost of natural gas	256	415
Operation and maintenance	621	757
Depreciation and amortization	273	242
Franchise fees and other taxes	81	79
Total operating expenses	1,231	1,493
Operating income	497	527
Other income, net	43	42
Interest income	1	2
Interest expense	(97)	(90)
Income before income taxes	444	481
Income tax expense	(20)	(38)
Net income/Earnings attributable to common shares	$424	$443
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2026 and 2025
2026:
Net income/Comprehensive income	$444	$(20)	$424
2025:
Net income	$481	$(38)	$443
Other comprehensive income (loss):
Pension and other postretirement benefits	2	—	2
Total other comprehensive income	2	—	2
Comprehensive income	$483	$(38)	$445
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2026	2025(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$14
Accounts receivable – trade, net	706	958
Accounts receivable – other, net	88	61
Due from unconsolidated affiliates	10	8
Inventories	267	294
Regulatory assets	200	328
Greenhouse gas allowances	175	175
Other current assets	74	91
Total current assets	1,521	1,929

Other assets:
Regulatory assets	2,048	1,888
Greenhouse gas allowances	1,080	935
Right-of-use assets – operating leases	126	68
Other long-term assets	705	738
Total other assets	3,959	3,629

Property, plant and equipment:
Property, plant and equipment	31,249	31,078
Less accumulated depreciation and amortization	(9,127)	(8,948)
Property, plant and equipment, net	22,122	22,130
Total assets	$27,602	$27,688
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2026	2025(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$499	$903
Accounts payable – trade	473	727
Accounts payable – other	139	161
Due to unconsolidated affiliates	44	35
Accrued compensation and benefits	155	219
Current portion of long-term debt and finance leases	529	529
Greenhouse gas obligations	175	175
Asset retirement obligations	96	98
Other current liabilities	434	536
Total current liabilities	2,544	3,383

Long-term debt and finance leases	7,615	7,619

Deferred credits and other liabilities:
Regulatory liabilities	1,300	1,290
Greenhouse gas obligations	924	820
Pension obligation, net of plan assets	18	18
Deferred income taxes	2,397	2,271
Asset retirement obligations	3,023	2,994
Deferred credits and other	521	457
Total deferred credits and other liabilities	8,183	7,850

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock (11,000,000 shares authorized; 862,043 shares outstanding)	22	22
Common stock (100,000,000 shares authorized; 91,300,000 shares outstanding; no par value)	2,316	2,316
Retained earnings	6,939	6,515
Accumulated other comprehensive income (loss)	(17)	(17)
Total shareholders’ equity	9,260	8,836
Total liabilities and shareholders’ equity	$27,602	$27,688
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$424	$443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273	242
Deferred income taxes and investment tax credits	(20)	(33)
Bad debt expense	7	8
Other	(6)	(5)
Net change in working capital components	210	76
Changes in noncurrent assets and liabilities, net	(9)	48
Net cash provided by operating activities	879	779

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(481)	(555)
Net cash used in investing activities	(481)	(555)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on finance leases	(7)	(6)
Decrease in short-term debt, net	(404)	(190)
Net cash used in financing activities	(411)	(196)

(Decrease) increase in cash and cash equivalents	(13)	28
Cash and cash equivalents, January 1	14	12
Cash and cash equivalents, March 31	$1	$40

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$56	$64

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$189	$199
Increase in finance lease obligations capitalized to PP&E	1	14
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	AOCI	Total shareholders’ equity
	(unaudited)
	Three months ended March 31, 2026
Balance at December 31, 2025	$22	$2,316	$6,515	$(17)	$8,836
Net income			424		424
Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at March 31, 2026	$22	$2,316	$6,939	$(17)	$9,260

	Three months ended March 31, 2025
Balance at December 31, 2024	$22	$2,316	$5,850	$(27)	$8,161
Net income			443		443
Other comprehensive income				2	2
Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at March 31, 2025	$22	$2,316	$6,293	$(25)	$8,606
See Notes to Condensed Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL INFORMATION AND OTHER FINANCIAL DATA
PRINCIPLES OF CONSOLIDATION
Sempra
Sempra’s Condensed Consolidated Financial Statements include the accounts of Sempra and its consolidated entities. Sempra is a holding company whose principal businesses are regulated utilities in California and Texas. Our businesses invest in and operate electric and gas utilities and other energy infrastructure that provide energy services to customers. Sempra has three operating and reportable segments, which we describe in Note 14. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
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
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after March 31, 2026 through the date the financial statements were issued and, in the opinion of management, the accompanying financial statements reflect all adjustments and disclosures necessary for a fair presentation.
All December 31, 2025 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2025 Consolidated Financial Statements in the Annual Report. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the interim period reporting provisions of U.S. GAAP and the SEC.
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
Sempra Infrastructure’s natural gas distribution utility, Ecogas, also applies U.S. GAAP provisions governing rate-regulated operations. Certain business activities at Sempra Infrastructure are regulated by the CNE and the FERC and meet the regulatory accounting requirements of U.S. GAAP.

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
SDG&E has agreements under which it purchases power generated by facilities for which it supplies all the natural gas to fuel the power plant (i.e., tolling agreements). SDG&E’s obligation to absorb natural gas costs may be a significant variable interest. In addition, SDG&E has the power to direct the dispatch of electricity generated by these facilities. Based on our analysis, the ability to direct the dispatch of electricity may have the most significant impact on the economic performance of the entity owning the generating facility because of the associated exposure to the cost of natural gas, which fuels the plants, and the value of electricity produced. To the extent that SDG&E (1) is obligated to purchase and provide fuel to operate the facility, (2) has the power to direct the dispatch, and (3) purchases all of the output from the facility for a substantial portion of the facility’s useful life, SDG&E may be the primary beneficiary of the entity owning the generating facility. SDG&E determines if it is the primary beneficiary in these cases based on a qualitative approach in which it considers the operational characteristics of the facility, including its expected power generation output relative to its capacity to generate and the financial structure of the entity, among other factors. If SDG&E determines that it is the primary beneficiary, SDG&E and Sempra consolidate the entity that owns the facility as a VIE.
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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at March 31, 2026 and December 31, 2025. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,101 million and $1,109 million at March 31, 2026 and December 31, 2025, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.

Other Sempra
Nonconsolidated VIEs
Oncor Holdings. Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing measures, governance mechanisms and commitments in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which is $18,243 million and $17,472 million at March 31, 2026 and December 31, 2025, respectively.
Cameron LNG JV. Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. At March 31, 2026 and December 31, 2025, the carrying value of our investment is $1,249 million and $1,259 million, respectively, of which $1,233 million and $1,242 million, respectively, is classified as held for sale (see Note 6). Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 13.
CFIN. As we discuss in Note 13, in July 2020, Sempra entered into the Support Agreement for the benefit of CFIN, which is a VIE. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of CFIN, including modification, prepayment, and refinance decisions related to the financing arrangement with external lenders and Cameron LNG JV’s four project owners as well as the ability to determine and enforce remedies in the event of default. The conditional obligations of the Support Agreement represent a variable interest that we measure at fair value on a recurring basis (see Note 9). Sempra’s maximum exposure to loss under the terms of the Support Agreement is $979 million.
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
Sempra consolidated $16,362 million and $15,950 million of assets at March 31, 2026 and December 31, 2025, respectively, consisting primarily of PP&E, net, and restricted cash attributable to these VIEs that could be used only to settle obligations of these VIEs and that are not available to settle obligations of Sempra, and $6,728 million and $6,335 million of liabilities at March 31, 2026 and December 31, 2025, respectively, consisting primarily of long-term debt and accounts payable attributable to these VIEs for which creditors do not have recourse to the general credit of Sempra. At March 31, 2026 and December 31, 2025, these assets and liabilities are classified as held for sale (see Note 6).
Additionally, IEnova and TotalEnergies SE have provided guarantees for repayment of up to $1,226 million and $305 million, respectively, plus accrued and unpaid interest, of the loan facility supporting construction of the ECA LNG Phase 1 project (see Note 7). Both SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion (see Note 11). SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. SI Partners has committed to fund up to $7.8 billion to PA2 JVCo to support its share of the budgeted PA LNG Phase 2 project construction costs, while Blackstone has committed to fund $7.0 billion (see Note 12 of the Notes to Consolidated Financial Statements in the Annual Report). SI Partners has also provided a guarantee for repayment of the $300 million credit facility supporting construction of the PA LNG Phase 2 project (see Note 7 of the Notes to Consolidated Financial Statements in the Annual Report).

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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	March 31, 2026	December 31, 2025
Sempra:
Cash and cash equivalents	$794	$29
Restricted cash, current	2	2
Assets held for sale	3,163	3,521
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$3,959	$3,552

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
SDG&E and SoCalGas have regulatory mechanisms to recover credit losses and thus record changes in the allowances for credit losses related to accounts receivable that are probable of recovery in regulatory accounts. We discuss regulatory accounts in Note 4.

Changes in allowances for credit losses for trade receivables, other receivables and a note receivable are as follows:

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2026	2025
Sempra:
Allowances for credit losses at January 1	$298	$519
Provisions for expected credit losses(1)	19	(4)
Write-offs	(42)	(48)
Reclassification to assets held for sale	7	—
Allowances for credit losses at March 31	$282	$467
SDG&E:
Allowances for credit losses at January 1	$80	$114
Provisions for expected credit losses	19	15
Write-offs	(18)	(20)
Allowances for credit losses at March 31	$81	$109
SoCalGas:
Allowances for credit losses at January 1	$214	$285
Provisions for expected credit losses	7	9
Write-offs	(24)	(28)
Allowances for credit losses at March 31	$197	$266
(1)    Includes activities in 2026 within the disposal group that is classified as held for sale.
Allowances for credit losses related to trade receivables, other receivables and a note receivable are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	March 31,	December 31,
	2026	2025
Sempra:
Accounts receivable – trade, net	$219	$235
Accounts receivable – other, net	48	47
Other long-term assets(1)(2)	15	16
Total allowances for credit losses	$282	$298
SDG&E:
Accounts receivable – trade, net	$50	$49
Accounts receivable – other, net	27	26
Other long-term assets(1)	4	5
Total allowances for credit losses	$81	$80
SoCalGas:
Accounts receivable – trade, net	$169	$186
Accounts receivable – other, net	21	21
Other long-term assets(1)	7	7
Total allowances for credit losses	$197	$214
(1)    In January 2024, the CPUC directed SDG&E and SoCalGas to offer long-term payment plans to eligible residential customers with past-due balances.
(2)    At both March 31, 2026 and December 31, 2025, includes $4 of expected credit losses on an interest-bearing promissory note due from KKR Pinnacle.
Off-Balance Sheet Credit Exposures
We are exposed to credit losses from off-balance sheet arrangements through Sempra’s guarantees related to the SDSRA and SI Partners’ February 2025 credit support agreement, which we discuss in Note 13. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on our off-balance sheet arrangements based on external credit ratings, published default rate studies and the maturity date of the arrangements. On Sempra’s Condensed Consolidated Balance Sheets, expected credit losses of $5 million are included in Deferred Credits and Other at both March 31, 2026 and December 31, 2025, and $1 million and $2 million are included in Liabilities Held for Sale at March 31, 2026 and December 31, 2025, respectively.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	SDG&E		SoCalGas
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
SDG&E			$8	$6
Various affiliates	$1	$1	2	2
Total due from unconsolidated affiliates – current	$1	$1	$10	$8

Sempra	$(53)	$(48)	$(44)	$(35)
SoCalGas	(8)	(6)
Various affiliates	(9)	(5)	—	—
Total due to unconsolidated affiliates – current	$(70)	$(59)	$(44)	$(35)

Income taxes due (to) from Sempra(1)	$(3)	$43	$(46)	$(6)
(1)    SDG&E and SoCalGas are included in the consolidated income tax return of Sempra, and their respective income tax expense/benefit is computed as an amount equal to that which would result from each company having always filed a separate return. Amounts include current and noncurrent income taxes due from/to Sempra.

At March 31, 2026 and December 31, 2025, net current amounts due to Sempra from Oncor Holdings related to a tax sharing agreement are $34 million and negligible, respectively. At March 31, 2026 and December 31, 2025, net current amounts due from Sempra to Oncor Holdings related to a tax sharing agreement are negligible and $8 million, respectively.
At March 31, 2026 and December 31, 2025, amounts due from unconsolidated affiliates – current of $4 million and $3 million, respectively, are included in Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheets. At March 31, 2026 and December 31, 2025, amounts due to unconsolidated affiliates – noncurrent of $485 million and $477 million, respectively, are included in Liabilities Held for Sale on the Sempra Condensed Consolidated Balance Sheets. These amounts relate to U.S. dollar‑denominated loans at fixed interest rates with TAG Pipelines and TAG Norte and a variable interest rate note with IMG, and include outstanding principal, accrued interest, and value‑added tax payable to the Mexican government.
The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Sempra:
Revenues	$8	$9
Interest expense	6	4
SDG&E:
Revenues	$6	$6
Cost of sales	28	38
SoCalGas:
Revenues	$46	$41
Cost of sales(1)	—	(1)
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provides guarantees to certain unconsolidated affiliates, which we discuss in Note 13.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Natural gas	$134	$158	$2	$2	$132	$156
Materials and supplies	396	403	261	265	135	138
Total	$530	$561	$263	$267	$267	$294
At March 31, 2026 and December 31, 2025, total inventories of $104 million and $109 million, respectively, are included in Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheets, which consist of $8 million and $12 million of natural gas, $4 million and $12 million of LNG, and $92 million and $85 million of materials and supplies, respectively.

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement Plan, Cash Balance Restoration Plan and Employee and Director Savings Plan, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $588 million and $605 million at March 31, 2026 and December 31, 2025, respectively.

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
In April 2026, a participating IOU publicly disclosed that it has received, or expects to receive, approximately $1.27 billion in aggregate reimbursements from the Wildfire Fund for eligible claims related to wildfires that occurred in 2019 and 2021. Also in April 2026, another participating IOU publicly disclosed it has received, or expects to receive, approximately $295 million in aggregate reimbursements from the Wildfire Fund for losses incurred and expected to be incurred in connection with one of the LA Fires, the cause of which remains under investigation and has not been conclusively determined. The administrator of the Wildfire Fund has confirmed that this wildfire qualifies as a “covered wildfire” for purposes of accessing the Wildfire Fund, and the scope of potential damages caused by this fire could materially reduce or exhaust the Wildfire Fund. The participating IOU stated that it is currently unable to reasonably estimate a range of potential losses associated with this event. Accordingly, SDG&E is unable to estimate a range of potential loss resulting from any reduction in available coverage from the Wildfire Fund. The carrying value of SDG&E’s Wildfire Fund asset totaled $253 million at March 31, 2026.
In March 2026, SDG&E received its annual wildfire certificate, formerly known as a safety certification, from the OEIS.
2025 Wildfire Legislation
In September 2025, the 2025 Wildfire Legislation was signed into law to establish, among other things, the Continuation Account, a new state-administered account with up to $18.0 billion of additional liquidity to reimburse catastrophic wildfire-related claims incurred by participating California electric IOUs, including SDG&E, if certain conditions are met. We discuss the 2025 Wildfire Legislation and related Continuation Account further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At March 31, 2026 and December 31, 2025, Other Long-Term Assets includes $372 million and $368 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowance for credit losses, on Sempra’s Condensed Consolidated Balance Sheets.
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

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Sempra	$239	$174
SDG&E	23	25
SoCalGas	22	25

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Three months ended March 31, 2026 and 2025
Sempra:
Balance at December 31, 2025	$(45)	$(54)	$(98)	$(197)
OCI before reclassifications	(2)	5	5	8
Amounts reclassified from AOCI	—	(3)	1	(2)
Net OCI	(2)	2	6	6
Balance at March 31, 2026	$(47)	$(52)	$(92)	$(191)

Balance at December 31, 2024	$(66)	$15	$(115)	$(166)
OCI before reclassifications	—	(31)	(2)	(33)
Amounts reclassified from AOCI	—	(1)	5	4
Net OCI	—	(32)	3	(29)
Balance at March 31, 2025	$(66)	$(17)	$(112)	$(195)
SDG&E:
Balance at December 31, 2025 and March 31, 2026			$(6)	$(6)

Balance at December 31, 2024 and March 31, 2025			$(12)	$(12)
SoCalGas:
Balance at December 31, 2025 and March 31, 2026		$(9)	$(8)	$(17)

Balance at December 31, 2024		$(10)	$(17)	$(27)
OCI before reclassifications		—	(2)	(2)
Amounts reclassified from AOCI		—	4	4
Net OCI		—	2	2
Balance at March 31, 2025		$(10)	$(15)	$(25)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended March 31,
	2026	2025
Sempra:
Financial instruments:
Interest rate instruments	$(1)	$(2)	Interest expense
Interest rate instruments	(1)	(5)	Equity earnings(1)
Foreign exchange instruments	(2)	2	Revenues: Energy-related businesses
Foreign exchange instruments	(2)	2	Equity earnings(1)
Total, before income tax	(6)	(3)
	1	1	Income tax expense
Total, net of income tax	(5)	(2)
	2	1	Earnings attributable to noncontrolling interests
Total, net of income tax and after NCI	$(3)	$(1)

Pension and PBOP(2):
Amortization of actuarial loss	$1	$2	Other income, net
Settlement charges	—	4	Other income, net
Total, before income tax	1	6
	—	(1)	Income tax expense
Total, net of income tax	$1	$5

Total reclassifications for the period, net of income tax and after NCI	$(2)	$4
SoCalGas:
Pension and PBOP(2):
Amortization of actuarial loss	$—	$1	Other income, net
Settlement charges	—	4	Other income, net
Total, before income tax	—	5
	—	(1)	Income tax expense
Total, net of income tax	$—	$4

Total reclassifications for the period, net of income tax	$—	$4
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).
In the three months ended March 31, 2026 and 2025, reclassifications out of AOCI to net income were negligible for SDG&E.

PENSION AND PBOP
Special Termination Benefits
In the first quarter of 2026, certain eligible employees elected to retire in the second quarter of 2026 under a VREP and will receive an additional postretirement health benefit in the form of a $100,000 Health Reimbursement Account. Employees eligible to participate in the VREP consisted of:
▪SDG&E and SoCalGas non-represented employees aged 62 years or older with five years of service or ages 55 to 61 with 10 years of service as of April 30, 2026
▪SoCalGas represented employees aged 65 years or older with five years of service or ages 55 to 64 with 15 years of service as of April 30, 2026
We accounted for the benefit obligation attributable to the Health Reimbursement Account as a special termination benefit. This resulted in increases to the recorded liability for PBOP and net periodic benefit cost of $18 million for Sempra, $6 million for SDG&E and $12 million for SoCalGas in the three months ended March 31, 2026.
SDG&E also offered a similar program to represented employees aged 62 years or older with five years of service or ages 55 to 61 with 10 years of service as of June 30, 2026. Eligible employees have until May 15, 2026 to make their elections. SDG&E will account for this special termination benefit obligation attributable to the Health Reimbursement Account in the second quarter of 2026.
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

NET PERIODIC BENEFIT COST
(Dollars in millions)
	Pension		PBOP
	Three months ended March 31,
	2026	2025	2026	2025
Sempra:
Service cost	$34	$32	$3	$3
Interest cost	45	45	11	10
Expected return on assets	(45)	(45)	(18)	(16)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss (gain)	1	3	(3)	(3)
Settlement charges	—	4	—	—
Special termination benefits	—	—	18	—
Net periodic benefit cost (credit)	36	40	10	(7)
Regulatory adjustments	(28)	(28)	(10)	7
Total expense recognized	$8	$12	$—	$—
SDG&E:
Service cost	$10	$9	$1	$1
Interest cost	12	12	2	2
Expected return on assets	(13)	(12)	(3)	(2)
Amortization of:
Actuarial loss (gain)	1	2	—	(1)
Special termination benefits	—	—	6	—
Net periodic benefit cost	10	11	6	—
Regulatory adjustments	(10)	(10)	(6)	—
Total expense recognized	$—	$1	$—	$—
SoCalGas:
Service cost	$19	$19	$2	$3
Interest cost	28	28	8	7
Expected return on assets	(30)	(30)	(15)	(14)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss (gain)	—	1	(2)	(2)
Settlement charges	—	4	—	—
Special termination benefits	—	—	12	—
Net periodic benefit cost (credit)	18	23	4	(7)
Regulatory adjustments	(18)	(18)	(4)	7
Total expense recognized	$—	$5	$—	$—

OTHER INCOME, NET

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Sempra:
Allowance for equity funds used during construction	$42	$41
Investment gains, net(1)	1	2
Gains on foreign exchange instruments, net	9	—
Foreign currency transaction (losses) gains, net	(1)	4
Non-service components of net periodic benefit cost	29	23
Interest on regulatory balancing accounts, net	19	21
Sundry, net	1	—
Total	$100	$91
SDG&E:
Allowance for equity funds used during construction	$17	$19
Non-service components of net periodic benefit cost	11	9
Interest on regulatory balancing accounts, net	12	11
Sundry, net	(2)	1
Total	$38	$40
SoCalGas:
Allowance for equity funds used during construction	$15	$18
Non-service components of net periodic benefit cost	21	17
Interest on regulatory balancing accounts, net	7	10
Sundry, net	—	(3)
Total	$43	$42
(1)    Represents net investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

INCOME TAXES

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Sempra:
Income tax expense	$65	$57

Income before income taxes and equity earnings	$848	$651
Equity earnings, before income tax(1)	148	141
Pretax income	$996	$792

Effective income tax rate	7%	7%
SDG&E:
Income tax expense	$69	$14
Income before income taxes	$365	$295
Effective income tax rate	19%	5%
SoCalGas:
Income tax expense	$20	$38
Income before income taxes	$444	$481
Effective income tax rate	5%	8%
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
In the three months ended March 31, 2026, we recognized an income tax benefit of $33 million to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners for foreign subsidiaries that are no longer considered to be indefinitely reinvested and an income tax benefit of $3 million ($2 million after NCI) for a Mexican deferred income tax liability on our outside basis difference in Ecogas as a result of classifying these assets as held for sale, which we discuss in Note 6.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended March 31, 2026
By major service line:
Utilities	$3,220	$27	$(9)	$3,238
Energy-related businesses	—	203	(13)	190
Revenues from contracts with customers	$3,220	$230	$(22)	$3,428
By market:
Gas	$1,988	$135	$(7)	$2,116
Electric	1,232	95	(15)	1,312
Revenues from contracts with customers	$3,220	$230	$(22)	$3,428

Revenues from contracts with customers	$3,220	$230	$(22)	$3,428
Utilities regulatory revenues	11	—	—	11
Other revenues	—	213	3	216
Total revenues	$3,231	$443	$(19)	$3,655

	Three months ended March 31, 2025
By major service line:
Utilities	$3,463	$26	$(6)	$3,483
Energy-related businesses	—	218	(20)	198
Revenues from contracts with customers	$3,463	$244	$(26)	$3,681
By market:
Gas	$2,392	$142	$(5)	$2,529
Electric	1,071	102	(21)	1,152
Revenues from contracts with customers	$3,463	$244	$(26)	$3,681

Revenues from contracts with customers	$3,463	$244	$(26)	$3,681
Utilities regulatory revenues	(62)	—	—	(62)
Other revenues	—	182	1	183
Total revenues	$3,401	$426	$(25)	$3,802

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E		SoCalGas
	Three months ended March 31,
	2026	2025	2026	2025
By major service line:
Revenues from contracts with customers – Utilities	$1,556	$1,434	$1,708	$2,068
By market:
Gas	$321	$359	$1,708	$2,068
Electric	1,235	1,075	—	—
Revenues from contracts with customers	$1,556	$1,434	$1,708	$2,068

Revenues from contracts with customers	$1,556	$1,434	$1,708	$2,068
Utilities regulatory revenues	(9)	(14)	20	(48)
Total revenues	$1,547	$1,420	$1,728	$2,020
REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, we expect to recognize revenue related to the fixed fee component of the consideration. Sempra’s remaining performance obligations primarily relate to capacity agreements for transmission line projects at SDG&E and natural gas storage and transportation at Sempra Infrastructure. SoCalGas did not have any remaining performance obligations for contracts greater than one year at March 31, 2026.
At March 31, 2026, SDG&E’s remaining performance obligations for contracts greater than one year totaled $67 million, comprising $3 million in 2026, excluding the first three months of 2026, $4 million in each of 2027 through 2030 and $48 million thereafter. At March 31, 2026, remaining performance obligations for contracts greater than one year within the disposal group that is classified as held for sale totaled $3,064 million, comprising $232 million in 2026, excluding the first three months of 2026, $287 million in 2027, $241 million in 2028, $213 million in 2029, $213 million in 2030, and $1,878 million thereafter.
Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the three months ended March 31, 2026 or 2025.

CONTRACT LIABILITIES
(Dollars in millions)
	2026	2025
Sempra:
Contract liabilities at January 1	$(68)	$(196)
Revenue from performance obligations satisfied during reporting period(1)	1	28
Payments received in advance(1)	—	(1)
Contract liabilities at March 31(2)	$(67)	$(169)
SDG&E:
Contract liabilities at January 1	$(68)	$(72)
Revenue from performance obligations satisfied during reporting period	1	1
Contract liabilities at March 31(2)	$(67)	$(71)
(1)    Includes negligible activities in 2026 within the disposal group that is classified as held for sale.
(2)    Balance at March 31, 2026 includes $4 in Other Current Liabilities and $63 in Deferred Credits and Other.

Receivables from Revenues from Contracts with Customers
The table below shows receivable balances, net of allowances for credit losses, associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	March 31, 2026	December 31, 2025
Sempra:
Accounts receivable – trade, net(1)	$1,603	$1,767
Accounts receivable – other, net	22	22
Assets held for sale	91	77
Other long-term assets(2)	21	21
Total	$1,737	$1,887
SDG&E:
Accounts receivable – trade, net(1)	$897	$809
Accounts receivable – other, net	18	18
Due from unconsolidated affiliates – current(3)	11	11
Other long-term assets(2)	4	3
Total	$930	$841
SoCalGas:
Accounts receivable – trade, net	$706	$958
Accounts receivable – other, net	4	4
Other long-term assets(2)	17	18
Total	$727	$980
(1)     At March 31, 2026 and December 31, 2025, includes $135 and $152, respectively, of receivables due from customers that were billed on behalf of CCAs, which are not included in revenues.
(2)     In 2024, the CPUC directed SDG&E and SoCalGas to offer long-term payment plans to eligible residential customers with past-due balances.
(3)     Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.

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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Fixed-price contracts and other derivatives	$21	$50	$6	$7	$15	$43
Deferred income taxes recoverable in rates(1)	2,503	2,314	1,134	1,098	1,334	1,189
Pension and PBOP plan obligations	(570)	(610)	15	(1)	(585)	(609)
Employee benefit costs	18	18	3	3	15	15
Removal obligations	(3,584)	(3,540)	(2,956)	(2,913)	(628)	(627)
Environmental costs	152	152	113	113	39	39
Sunrise Powerlink fire mitigation	122	125	122	125	—	—
Regulatory balancing accounts(2)(3):
Commodity – electric	228	186	228	186	—	—
Commodity – gas, including transportation	403	173	49	17	354	156
Safety and reliability	893	894	290	286	603	608
Public purpose programs	(330)	(347)	(143)	(175)	(187)	(172)
2024 GRC retroactive impacts	172	299	71	124	101	175
Wildfire mitigation plan	560	530	560	530	—	—
Liability insurance premium	(62)	(62)	(54)	(53)	(8)	(9)
Other balancing accounts	(254)	90	(150)	4	(104)	86
Other regulatory assets, net(3)	60	104	61	72	(1)	32
Total	$332	$376	$(651)	$(577)	$948	$926
(1)    At March 31, 2026 and December 31, 2025, $57 and $54, respectively, is included in Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheets.
(2)    At March 31, 2026 and December 31, 2025, the noncurrent portion of regulatory balancing accounts – net undercollected for Sempra is $1,073 and $1,060, respectively, for SDG&E is $505 and $502, respectively, and for SoCalGas is $568 and $558, respectively.
(3)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.
Catastrophic Event Memorandum Account
In July 2025, the CPUC issued an FD that authorized partial recovery of costs recorded in SoCalGas’ Catastrophic Event Memorandum Account. The FD authorized the recovery of $19 million out of the requested $55 million, denying recovery of coronavirus disease 2019 costs included in the Catastrophic Event Memorandum Account. The CPUC denied SoCalGas’ request for a rehearing of the FD. In February 2026, SoCalGas filed a petition with the California Court of Appeal.

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
2024 GRC Track 3
In April 2025, SDG&E and SoCalGas each submitted additional requests to the CPUC in the 2024 GRC, known as Track 3 requests. SDG&E submitted a request seeking review and recovery of its WMP costs incurred in 2023 that were in addition to the amounts authorized in the 2019 GRC and not addressed in the 2024 GRC. In March 2026 and amended in April 2026, SDG&E provided supplemental testimony in its Track 3 request for drone inspection and repair program costs that were disallowed in its Track 2 request. The supplemental testimony seeks review and recovery of $522 million of direct WMP and drone inspection and repair program costs. SDG&E expects to receive a PD for its Track 3 request related to its WMP costs in the second half of 2026. Additionally, SDG&E and SoCalGas submitted a combined request seeking review and recovery of $240 million of PSEP costs incurred from 2014 through 2019 and $499 million of PSEP costs incurred from 2015 through 2020. SDG&E and SoCalGas expect to receive an FD for their Track 3 requests related to their PSEP costs in the second half of 2026.
Revenue requirements associated with the Track 3 requests have been recorded in regulatory accounts and any disallowances resulting from Track 3 would be recorded as an expense on the Sempra, SDG&E and SoCalGas Condensed Consolidated Statements of Operations. SDG&E and SoCalGas are authorized interim rate recovery of up to 50% of the recorded PSEP regulatory account balance at the end of each year. Such interim rate recovery is subject to refund, contingent on the reasonableness review decision for their Track 3 requests.
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

AUTHORIZED COST OF CAPITAL

	Authorized weighting	2026-2028	2025	2026-2028	2025
		Return on rate base		Weighted return on rate base
SDG&E:
Long-Term Debt	45.25%	4.59%	4.34%	2.08%	1.96%
Preferred Equity	2.75	6.22	6.22	0.17	0.17
Common Equity	52.00	9.93	10.23	5.16	5.32
	100.00%			7.41%	7.45%
SoCalGas:
Long-Term Debt	45.60%	5.02%	4.63%	2.29%	2.11%
Preferred Equity	2.40	6.00	6.00	0.14	0.14
Common Equity	52.00	9.78	10.08	5.09	5.24
	100.00%			7.52%	7.49%
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
TO6 Filing
In October 2024, SDG&E submitted its TO6 filing to the FERC and requested it to be effective January 1, 2025. In December 2024, the FERC accepted SDG&E’s TO6 filing, subject to refund; suspended the effective date to June 1, 2025; established hearing and settlement judge procedures; and disallowed the inclusion of the California ISO adder, the last of which SDG&E has appealed. In March 2026, SDG&E filed with the FERC an uncontested offer of settlement in the TO6 proceeding. Among other things, the offer of settlement reflects an increase to SDG&E’s currently authorized base ROE from 10.10% to 10.28%, a hypothetical capital structure with 54% common equity, and does not affect SDG&E’s appeal of the FERC’s disallowance of the inclusion of the California ISO adder. The settlement is pending approval with the FERC and SDG&E expects to receive a decision in the second half of 2026. If approved, the TO6 settlement will be effective retroactively to June 1, 2025 and will remain in effect until terminated by a notice provided in March of any year. Following any such notice, SDG&E would submit a new Transmission Owner Rate filing for rates to go into effect January 1 of the following year.

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
In the three months ended March 31, 2026 and 2025, Sempra contributed $876 million and $486 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $229 million and $142 million, respectively, to Sempra. On April 29, 2026, Sempra contributed $610 million to Oncor Holdings, and on April 28, 2026, Oncor Holdings distributed $229 million to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Operating revenues	$1,724	$1,548
Operating expenses	(1,272)	(1,157)
Income from operations	452	391
Interest expense	(227)	(185)
Income tax expense	(47)	(40)
Net income	211	179
NCI held by TTI	(42)	(36)
Earnings attributable to Sempra(1)	169	143
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing agreement and changes in basis differences in AOCI within the carrying value of our equity method investment.
SEMPRA INFRASTRUCTURE
In connection with the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6, the carrying amount of our equity method investments totaling $2.5 billion at March 31, 2026 is included in Assets Held for Sale on Sempra’s Condensed Consolidated Balance Sheet.
Cameron LNG JV
In the three months ended March 31, 2026 and 2025, Cameron LNG JV distributed $160 million and $149 million, respectively, to Sempra Infrastructure.
TAG Norte
In the three months ended March 31, 2026 and 2025, TAG Norte distributed $60 million and $45 million, respectively, to Sempra Infrastructure.

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

ASSETS HELD FOR SALE
(Dollars in millions)
March 31, 2026
Cash and cash equivalents	$176
Restricted cash, current	2,984
Accounts receivable, net	475
Due from unconsolidated affiliates	4
Inventories	104
Other current assets	363
Restricted cash, noncurrent	3
Right-of-use assets – operating leases	206
Equity method investments	2,546
Goodwill	1,602
Other intangible assets	273
Other long-term assets	705
Property, plant and equipment, net	22,424
Total assets held for sale	$31,865

Short-term debt	$444
Accounts payable	851
Current portion of long-term debt	49
Other current liabilities	473
Long-term debt	8,454
Due to unconsolidated affiliates	485
Deferred income taxes	936
Asset retirement obligations	100
Deferred credits and other	457
Total liabilities held for sale	$12,249
At March 31, 2026, $26 million of accumulated losses is included in AOCI and is part of the disposal group that is classified as held for sale.
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
The purchase price is subject to adjustments for changes in net debt, net working capital and capital expenditures as of December 31, 2025, among others. The purchase price is subject to further adjustments for certain capital contributions by and distributions to Sempra in 2026 before the closing. In addition, transaction fees of the KKR Partners of $337.5 million will be deducted from the purchase price at the closing and a development credit of $340 million will be payable by Sempra over two years starting in 2026. There may also be post-closing purchase price adjustments based on the performance through 2028 of certain wind power facilities, and adjustments payable by Sempra for capital expenditures related to the ECA LNG Phase 1 project under construction and potential costs associated with third party consents or waivers.
We expect this sale to close in the second or third quarter of 2026, subject to certain conditions, including receipt of third-party consents or waivers, including from certain lenders, partners and others; the absence of a material adverse effect on SI Partners; the absence of specific downgrade events under certain financing arrangements; and other customary closing conditions. A ticking fee payable to Sempra of 0.625% per month on the aggregate base purchase price accrues daily beginning April 1, 2026. If the KKR Partners fail to complete the closing when all closing conditions are satisfied, Sempra will be entitled to receive a termination fee of $414 million. Any party may terminate the agreement if the closing has not occurred within 12 months after signing.
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
In connection with signing the agreement for the sale, we classified SI Partners as held for sale and ceased recording depreciation and amortization in September 2025. We recognized an income tax benefit of $33 million in Income Tax Expense on Sempra’s Condensed Consolidated Statement of Operations in the three months ended March 31, 2026 to adjust deferred income tax liabilities related to outside basis differences in our investment in SI Partners. This amount is based on certain assumptions and could change substantially in subsequent quarters and at the closing due to, among other things, changes to current carrying values, changes in forecasted taxable income, purchase price adjustments, and changes to tax positions and other assumptions.
As we discuss in Note 8, in March 2026, Sempra entered into undesignated foreign currency hedges with notional amounts totaling 11.0 billion Mexican pesos ($612 million in U.S. dollar-equivalent) to help mitigate the exchange rate risk associated with the anticipated Mexican capital gains taxes that will be payable upon completion of the sale. In April 2026, Sempra entered into an additional undesignated foreign currency hedge with notional amounts totaling 2.8 billion Mexican pesos ($155 million in U.S. dollar-equivalent) to further mitigate such risk.

Post-Closing Limited Partnership Agreement. At closing, we will enter into an amended and restated limited partnership agreement of SI Partners with the KKR Partners and ADIA. The limited partnership agreement provides that the KKR Partners will have the right to appoint four managers, Sempra will have the right to appoint two managers, and ADIA will have the right to appoint one manager to the SI Partners board of managers, with matters generally decided by majority vote based on the limited partners’ ownership percentages. The minority partners will have certain minority consent rights so long as they maintain specified ownership thresholds. Subject to exceptions and limitations, SI Partners will be prohibited from taking certain actions, including, among others: (i) redeeming units or making distributions to its limited partners other than on a pro rata basis or as expressly permitted under the partnership agreement; (ii) under certain circumstances, transferring, disposing or issuing equity securities in any subsidiary undertaking or owning a project that has reached a positive FID; (iii) appointing a replacement chief executive officer; (iv) approving certain capital expenditures; and (v) reaching a positive FID on any project, in each case without prior approval from the KKR Partners, Sempra and, in some cases, other limited partners holding at least a specified minimum percentage of ownership.
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
If a project fails to receive the required limited partner approvals to achieve a positive FID, the KKR Partners will be permitted to proceed with the project independently through a different investment vehicle or as a “Sole Risk Project” within SI Partners in exchange for “Sole Risk Interests.” Sole Risk Projects are separated from other SI Partners projects and are conducted at the holder’s sole cost, expense and liability, and the holder receives, through the acquisition of Sole Risk Interests, the economic and other benefits, if any, from such projects. The Guaymas-El Oro segment of the Sonora pipeline will continue to be owned by and a Sole Risk Project of Sempra and is not included within the disposal group that is classified as held for sale. Sempra is solely responsible for costs associated with the Guaymas-El Oro segment of the Sonora pipeline and any proceeds from a sale of the Guaymas-El Oro segment of the Sonora pipeline would be split between Sempra (90%) and ADIA (10%), subject to adjustments.
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
Ecogas
In December 2025, we entered into an agreement to sell Ecogas, a natural gas regulated distribution utility that operates in three separate distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico, to Gas Natural del Noroeste S.A. de C.V. for 9.0 billion Mexican pesos (approximately $500 million in U.S. dollar-equivalent at March 31, 2026), subject to adjustments. In the first quarter of 2026, we entered into contingent foreign currency hedges, which we discuss in Note 8, that are designed to fix the exchange rate associated with the anticipated after-tax net proceeds. We expect to complete the sale in the second or third quarter of 2026, subject to closing conditions. As a result of satisfying all applicable criteria in June 2025, we classified Ecogas’ assets and liabilities as held for sale and ceased depreciation and amortization.
In connection with classifying Ecogas as held for sale, we recognized an income tax benefit of $3 million in Income Tax Expense on Sempra’s Condensed Consolidated Statement of Operations in the three months ended March 31, 2026 for changes in the Mexican deferred income tax liability related to the excess of carrying value over the tax basis (outside basis difference). Since this $3 million ($2 million after NCI) of Mexican income tax benefit on our outside basis difference is based on current carrying value, foreign exchange rates and inflation at March 31, 2026, this amount could change in future periods until the date of sale.

NOTE 7. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At March 31, 2026, Sempra has an aggregate capacity of $10.2 billion under eight primary committed lines of credit, which provide liquidity and support our commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		March 31, 2026
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Letters of credit outstanding	Available unused credit
Sempra	October 2030	$4,000	$(1,461)	$—	$—	$2,539
SDG&E	October 2030	1,500	—	—	—	1,500
SoCalGas	October 2030	1,200	(99)	—	—	1,101
SI Partners and IEnova	September 2026	500	—	(145)	—	355
SI Partners and IEnova	August 2028	1,500	—	(286)	—	1,214
SI Partners and IEnova	December 2028	1,000	—	—	—	1,000
Port Arthur LNG I	March 2030	200	—	—	(87)	113
Port Arthur LNG II	September 2030	300	—	—	(176)	124
Total		$10,200	$(1,560)	$(431)	$(263)	$7,946
Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At March 31, 2026, each Registrant was in compliance with this ratio under its respective credit facility.
The three lines of credit that are shared by SI Partners and its subsidiary, IEnova, require that SI Partners maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in each credit facility) of no more than 5.25 to 1.00 at the end of each quarter. At March 31, 2026, SI Partners was in compliance with this ratio.
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
Uncommitted Line of Credit
ECA LNG Phase 1, which is included in the disposal group that is classified as held for sale, has an uncommitted line of credit with an aggregate capacity of $100 million that expires in August 2026. Borrowings are generally used for working capital requirements and can be in U.S. dollars or Mexican pesos. At March 31, 2026, ECA LNG Phase 1 has outstanding borrowings of $13 million, before reductions of any unamortized discounts, in Mexican pesos that bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 154 bps. Borrowings made in U.S. dollars bear interest at a variable rate based on the one-month or three-month SOFR plus 164 bps and a credit adjustment spread of 10 bps.

Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At March 31, 2026, we have $202 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT OUTSTANDING
(Dollars in millions)
	Expiration date range	March 31, 2026
SDG&E	May 2026 - January 2027	$21
SoCalGas	June 2026 - March 2027	15
Other Sempra(1)	June 2026 - March 2027	166
Total Sempra		$202
(1)     Excludes $1,796 in unsecured standby letters of credit with expiration dates ranging from April 2026 - November 2054 that are included in the disposal group that is classified as held for sale.
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt are as follows:

WEIGHTED-AVERAGE INTEREST RATES

	March 31, 2026	December 31, 2025
Sempra	4.37%	4.32%
SDG&E	—	3.96
SoCalGas	4.32	4.17
LONG-TERM DEBT
SDG&E
In March 2026, SDG&E issued $625 million aggregate principal amount of 5.20% first mortgage bonds due in full upon maturity on March 15, 2036 and received proceeds of $618 million (net of debt discount, underwriting discounts and debt issuance costs of $7 million), and $475 million aggregate principal amount of 5.95% first mortgage bonds due in full upon maturity on March 15, 2056 and received proceeds of $467 million (net of debt discount, underwriting discounts and debt issuance costs of $8 million). Each series of first mortgage bonds is redeemable prior to maturity, subject to its terms, and in certain circumstances subject to make-whole provisions. SDG&E intends to use the net proceeds to repay outstanding first mortgage bonds due in May 2026 and June 2026 and outstanding commercial paper and for other general corporate purposes.
Other Sempra
Sempra
In March 2026, Sempra issued $800 million aggregate principal amount of 5.25% notes due in full upon maturity on March 15, 2036 and received proceeds of $791 million (net of debt discount, underwriting discounts and debt issuance costs of $9 million). The notes are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. We used the net proceeds to repay outstanding commercial paper and other indebtedness and for general corporate purposes.
ECA LNG Phase 1
ECA LNG Phase 1 has a loan agreement with a syndicate of external lenders that matures on December 30, 2027 for an aggregate principal amount of up to $1.5 billion. The loan agreement bears interest at a weighted-average blended rate of 2.29% plus a benchmark interest rate per annum equal to (a) term SOFR based on a tenor comparable to the applicable interest period, plus (b) a credit adjustment spread of 10 bps.

At both March 31, 2026 and December 31, 2025, $1.3 billion of borrowings from external lenders are outstanding under the loan agreement, with a weighted-average interest rate of 6.09% and 6.06%, respectively. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
IEnova and TotalEnergies SE have provided guarantees for repayment of the loan of up to $1,226 million and $305 million, respectively, plus accrued and unpaid interest. The effective interest rate of the loan is based on the interest payments made to external lenders and guarantee payments made to TotalEnergies SE as a guarantor.
Port Arthur LNG I
Port Arthur LNG I has a seven-year term loan facility agreement with a syndicate of lenders that matures on March 20, 2030 for an aggregate principal amount of approximately $6.8 billion. At March 31, 2026 and December 31, 2025, $3.8 billion and $3.2 billion, respectively, of borrowings are outstanding under the loan agreement, with an all-in weighted-average interest rate of 5.60% and 5.47%, respectively. At March 31, 2026, previous borrowings totaling $983 million have been repaid and cannot be reborrowed. Proceeds from the loan are being used to finance the cost of construction of the PA LNG Phase 1 project.
On April 8, 2026, Port Arthur LNG I issued senior secured notes for an aggregate principal amount of $2.0 billion. The notes bear interest at the rate of 6.43% and mature on June 15, 2048. The net proceeds were used to repay borrowings and accrued interest under the existing Port Arthur LNG I term loan facility.

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
In all other cases, we record derivatives at fair value on the Condensed Consolidated Balance Sheets. We may have derivatives that are (1) cash flow hedges, (2) fair value hedges, or (3) undesignated. Depending on the applicability of hedge accounting and the requirement to pass impacts through to customers for SDG&E and SoCalGas and other operations subject to regulatory accounting the impact of derivative instruments may be offset in OCI (cash flow hedges), on the balance sheet (regulatory offsets), or recognized in earnings (fair value hedges and undesignated derivatives not subject to rate recovery). We classify cash flows from the (1) principal settlements of cross-currency swaps that hedge exposure related to Mexican peso-denominated debt and amounts related to terminations or early settlements of interest rate swaps as financing activities, (2) principal settlements of interest rate swaps associated with capitalized interest costs incurred to finance capital projects as investing activities, and (3) settlements of other derivative instruments as operating activities on the Condensed Consolidated Statements of Cash Flows.
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
▪Sempra Infrastructure may use natural gas, LNG and electricity derivatives, as appropriate, in an effort to mitigate commodity price risk and optimize the earnings of its assets which support the following businesses: LNG, natural gas pipelines and storage, and power generation. Gains and losses associated with these undesignated derivatives are recognized in Revenues: Energy-Related Businesses or Energy-Related Business Cost of Sales on the Condensed Consolidated Statements of Operations.
▪From time to time, our various businesses, including SDG&E and SoCalGas, may use other derivatives to hedge exposures such as GHG allowances.
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	March 31, 2026	December 31, 2025
Sempra:
Natural gas(1)	MMBtu	438	336
Congestion revenue rights	MWh	16	18
SDG&E:
Natural gas	MMBtu	14	14
Congestion revenue rights	MWh	16	18
SoCalGas:
Natural gas	MMBtu	424	322
(1)    At March 31, 2026 and December 31, 2025, excludes 1,329 and 1,016, respectively, related to the disposal group that is classified as held for sale.
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
At both March 31, 2026 and December 31, 2025, interest rate derivatives designated as cash flow hedges accrue interest based on notional amounts of $244 million. These instruments have maturities from 2026 to 2034 and are included within the disposal group that is classified as held for sale.

In March 2026, Port Arthur LNG I received a cash settlement of $96 million, net of transaction costs, for the termination of $1.2 billion of the notional amount of interest rate swaps that were de-designated in 2024. At March 31, 2026 and December 31, 2025, interest rate derivatives not designated as hedging instruments have a maximum notional amount of $1,952 million and $3,189 million, respectively, with maturities from 2026 to 2048 and accrue interest based on notional amounts of $1,461 million and $2,286 million, respectively. These undesignated derivatives are included within the disposal group that is classified as held for sale.
FOREIGN CURRENCY DERIVATIVES
Oncor uses cross-currency swaps designated as fair value hedges intended to offset foreign currency exchange rate risk related to its foreign-currency-denominated debt. From time to time, SI Partners and its equity method investees may use foreign currency derivatives to hedge exposures related to cash flows associated with revenues from contracts denominated in Mexican pesos that are indexed to the U.S. dollar.
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
In the first quarter of 2026, SI Partners entered into contingent, undesignated foreign currency hedges that are designed to fix the exchange rate associated with the anticipated after-tax net proceeds from the planned sale of Ecogas, with notional amounts totaling approximately 7.5 billion Mexican pesos ($411 million to $422 million in U.S. dollar-equivalent, depending on the closing date of the sale). Settlement of the hedges is contingent on the completion of the planned sale of Ecogas expected in the second or third quarter of 2026.
Also, in the first quarter of 2026, Sempra entered into undesignated foreign currency hedges with notional amounts totaling 11.0 billion Mexican pesos ($612 million in U.S. dollar-equivalent) to help mitigate the exchange rate risk associated with the anticipated Mexican capital gains taxes that will be payable upon completion of the planned sale of our 45% equity interest in SI Partners, which we expect to close in the second or third quarter of 2026. In April 2026, Sempra entered into an additional undesignated foreign currency hedge with notional amounts totaling 2.8 billion Mexican pesos ($155 million in U.S. dollar-equivalent) to further mitigate such risk.
In addition, foreign currency derivatives designated as cash flow hedges, excluding those in our equity method investments, have notional amounts totaling $122 million and $172 million at March 31, 2026 and December 31, 2025, respectively, with maturities in 2026 and 2027, which are included within the disposal group that is classified as held for sale.

FINANCIAL STATEMENT PRESENTATION
The Condensed Consolidated Balance Sheets reflect the offsetting of net derivative positions and cash collateral with the same counterparty when a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Condensed Consolidated Balance Sheets, including the amount of cash collateral receivables that are not offset because the cash collateral was in excess of liability positions. We discuss the fair value of derivative assets and liabilities in Note 9.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2026
	Current assets			Current liabilities
	Other current assets	Assets held for sale	Other long-term assets	Other current liabilities	Liabilities held for sale	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments		$25			$—
Foreign exchange instruments		—			(6)
Derivatives not designated as hedging instruments:
Interest rate instruments		153			—
Foreign exchange instruments		12		$(3)	—
Commodity contracts not subject to rate recovery		226		—	(231)
Associated offsetting commodity contracts		(9)		—	9
Commodity contracts subject to rate recovery	$7		$14	(24)		$(17)
Associated offsetting commodity contracts	(2)		(5)	2		5
Associated offsetting cash collateral	—		—	12		4
Net amounts presented on the balance sheet	5	407	9	(13)	(228)	(8)
Additional cash collateral for commodity contracts not subject to rate recovery		60			—
Additional cash collateral for commodity contracts subject to rate recovery	25		—	—		—
Total	$30	$467	$9	$(13)	$(228)	$(8)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4		$8	$(12)		$(5)
Associated offsetting commodity contracts	—		(1)	—		1
Associated offsetting cash collateral	—		—	12		4
Net amounts presented on the balance sheet	4		7	—		—
Additional cash collateral for commodity contracts subject to rate recovery	20		—	—		—
Total	$24		$7	$—		$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$3		$6	$(12)		$(12)
Associated offsetting commodity contracts	(2)		(4)	2		4
Net amounts presented on the balance sheet	1		2	(10)		(8)
Additional cash collateral for commodity contracts subject to rate recovery	5		—	—		—
Total	$6		$2	$(10)		$(8)

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31, 2025
	Current assets			Current liabilities
	Other current assets	Assets held for sale	Other long-term assets	Other current liabilities	Liabilities held for sale	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments		$25			$—
Foreign exchange instruments		—			(8)
Derivatives not designated as hedging instruments:
Interest rate instruments		242			—
Commodity contracts not subject to rate recovery		9			(66)
Associated offsetting commodity contracts		(5)			5
Commodity contracts subject to rate recovery	$25		$11	$(134)		$(10)
Associated offsetting commodity contracts	(4)		(2)	4		2
Associated offsetting cash collateral	—		—	68		4
Net amounts presented on the balance sheet	21	271	9	(62)	(69)	(4)
Additional cash collateral for commodity contracts not subject to rate recovery		38			—
Additional cash collateral for commodity contracts subject to rate recovery	23		—	—		—
Total	$44	$309	$9	$(62)	$(69)	$(4)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4		$8	$(12)		$(5)
Associated offsetting commodity contracts	—		(1)	—		1
Associated offsetting cash collateral	—		—	12		4
Net amounts presented on the balance sheet	4		7	—		—
Additional cash collateral for commodity contracts subject to rate recovery	13		—	—		—
Total	$17		$7	$—		$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$21		$3	$(122)		$(5)
Associated offsetting commodity contracts	(4)		(1)	4		1
Associated offsetting cash collateral	—		—	56		—
Net amounts presented on the balance sheet	17		2	(62)		(4)
Additional cash collateral for commodity contracts subject to rate recovery	10		—	—		—
Total	$27		$2	$(62)		$(4)

The following table includes the effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI.

HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended March 31,			Three months ended March 31,
	2026	2025	Location	2026	2025
Sempra:
Cash flow hedges:
Interest rate instruments	$2	$(3)	Interest expense	$1	$2
Interest rate instruments	7	(20)	Equity earnings(1)	1	5
Foreign exchange instruments	2	(5)	Revenues: Energy- related businesses	2	(2)
Foreign exchange instruments	2	(4)	Equity earnings(1)	2	(2)
Fair value hedges:
Foreign exchange instruments	(2)	(9)	Equity earnings(1)	—	—
Total	$11	$(41)		$6	$3
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
For Sempra, we expect that net losses before NCI of $3 million, which are net of income tax benefit and include amounts related to the disposal group that is classified as held for sale, that are currently recorded in AOCI (with negligible gains attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates and foreign currency rates in effect when derivative contracts mature.
At March 31, 2026, the maximum length of time over which Sempra is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is approximately one year.
The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended March 31,
	Location	2026	2025
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-related businesses	$100	$6
Commodity contracts not subject to rate recovery	Energy-related businesses cost of sales	(22)	—
Commodity contracts subject to rate recovery	Cost of natural gas	(1)	(16)
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	(5)	3
Foreign exchange instruments	Other income, net	9	—
Interest rate instruments	Interest expense	11	(65)
Total		$92	$(72)
SDG&E:
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	$(5)	$3
SoCalGas:
Commodity contracts subject to rate recovery	Cost of natural gas	$(1)	$(16)

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
For Sempra, the total fair value of this group of derivative instruments in a liability position at March 31, 2026 and December 31, 2025 is $120 million and $190 million, respectively. For SDG&E, the total fair value of this group of derivative instruments in a liability position is negligible at both March 31, 2026 and December 31, 2025. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at March 31, 2026 and December 31, 2025 is $15 million and $47 million, respectively. At March 31, 2026, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $120 million, and $15 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The tables below set forth our financial assets and liabilities, by level within the fair value hierarchy, that are accounted for at fair value on a recurring basis at March 31, 2026 and December 31, 2025. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair-valued assets and liabilities and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2025.
The determination of fair values, shown in the tables below, incorporates various factors, including but not limited to, the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests).
Our financial assets and liabilities that are accounted for at fair value on a recurring basis in the tables below include the following:
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
▪For commodity contracts, interest rate instruments and foreign exchange instruments, we primarily use a market or income approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable. We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). Level 3 recurring items relate to CRRs at SDG&E, as we discuss below in “Level 3 Information – SDG&E” and natural gas derivatives at Sempra Infrastructure, as we discuss below in “Level 3 Information – Other Sempra.” We further discuss derivative assets and liabilities in Note 8.
▪Rabbi Trust investments include short-term investments that consist of money market and mutual funds that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1).
▪As we discuss in Note 13, in July 2020, Sempra entered into the Support Agreement for the benefit of CFIN. We measure the Support Agreement, which includes a guarantee obligation, a put option and a call option, net of related guarantee fees, at fair value on a recurring basis. We use a discounted cash flow model to value the Support Agreement, net of related guarantee fees. Because some of the inputs that are significant to the valuation are less observable, the Support Agreement is classified as Level 3, as we describe below in “Level 3 Information – Other Sempra.”

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at March 31, 2026
Sempra:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$22	$3	$—		$25
Equity securities	270	2	—		272
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	27	16	—		43
Municipal bonds	—	291	—		291
Other securities	—	261	—		261
Total debt securities	27	568	—		595
Total nuclear decommissioning trusts(2)	319	573	—		892
Short-term investments held in Rabbi Trust	86	—	—		86
Support Agreement, net of related guarantee fees	—	—	41		41
Commodity contracts subject to rate recovery	2	9	10	$18	39
	407	582	51	18	1,058
Assets held for sale:
Interest rate instruments	—	178	—	—	178
Foreign exchange instruments	—	12	—	—	12
Commodity contracts not subject to rate recovery	—	218	8	51	277
Total assets held for sale	—	408	8	51	467
Total assets	$407	$990	$59	$69	$1,525
Liabilities:
Foreign exchange instruments	$—	$3	$—	$—	$3
Commodity contracts subject to rate recovery	17	24	—	(23)	18
	17	27	—	(23)	21
Liabilities held for sale:
Foreign exchange instruments	—	6	—	—	6
Commodity contracts not subject to rate recovery	—	172	59	(9)	222
Total liabilities held for sale	—	178	59	(9)	228
Total liabilities	$17	$205	$59	$(32)	$249
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
	Fair value at March 31, 2026
SDG&E:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$22	$3	$—		$25
Equity securities	270	2	—		272
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	27	16	—		43
Municipal bonds	—	291	—		291
Other securities	—	261	—		261
Total debt securities	27	568	—		595
Total nuclear decommissioning trusts(2)	319	573	—		892
Commodity contracts subject to rate recovery	2	—	10	$19	31
Total assets	$321	$573	$10	$19	$923
Liabilities:
Commodity contracts subject to rate recovery	$17	$—	$—	$(17)	$—

	Fair value at December 31, 2025
SDG&E:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$9	$3	$—		$12
Equity securities	285	3	—		288
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	28	19	—		47
Municipal bonds	—	300	—		300
Other securities	—	255	—		255
Total debt securities	28	574	—		602
Total nuclear decommissioning trusts(2)	322	580	—		902
Commodity contracts subject to rate recovery	2	—	10	$12	24
Total assets	$324	$580	$10	$12	$926
Liabilities:
Commodity contracts subject to rate recovery	$17	$—	$—	$(17)	$—
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
(2)    Excludes receivables (payables), net.

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at March 31, 2026
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$9	$—	$(1)	$8
Liabilities:
Commodity contracts subject to rate recovery	$—	$24	$—	$(6)	$18

	Fair value at December 31, 2025
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$24	$—	$5	$29
Liabilities:
Commodity contracts subject to rate recovery	$20	$107	$—	$(61)	$66
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Balance at January 1	$10	$4
Realized and unrealized gains (losses), net	(3)	(1)
Allocated transmission instruments	3	2
Settlements	—	(1)
Balance at March 31	$10	$4
Change in unrealized gains (losses) relating to instruments still held at March 31	$(2)	$(2)
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Balance at January 1	$41	$25
Realized and unrealized gains (losses), net(1)	2	15
Settlements	(2)	(2)
Balance at March 31(2)	$41	$38
Change in unrealized gains (losses) relating to instruments still held at March 31	$2	$15
(1)    Net gains are included in Interest Income and net losses are recognized in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $8 in Other Current Assets and $33 in Other Long-Term Assets at March 31, 2026 on Sempra's Condensed Consolidated Balance Sheet.

The fair value of the Support Agreement, net of related guarantee fees, is based on a discounted cash flow model using a probability of default and survival methodology. Our estimate of fair value considers inputs such as third-party default rates, credit ratings, recovery rates, and risk-adjusted discount rates, which may be readily observable, market corroborated or generally unobservable inputs. Because CFIN’s credit rating and related default and survival rates are unobservable inputs that are significant to the valuation, the Support Agreement, net of related guarantee fees, is classified as Level 3. We assigned CFIN an internally developed credit rating of A2 at March 31, 2026, and 2025, respectively, and relied on default rate data published by Moody’s to assign a probability of default. A hypothetical change in the credit rating up or down one notch would not result in a significant change in the fair value of the Support Agreement.
Commodity contracts not subject to rate recovery. The table below sets forth a reconciliation of the change in the fair value of natural gas derivatives classified as Level 3 in the fair value hierarchy.

LEVEL 3 RECONCILIATION
(Dollars in millions)
Three months ended March 31, 2026
Balance at January 1	$(55)
Realized and unrealized gains (losses), net(1)	4
Balance at March 31(2)	$(51)
Change in unrealized gains (losses) relating to instruments still held at March 31	$4
(1)    Net realized and unrealized gains and losses are recognized in Revenues: Energy-Related Businesses or Energy-Related Businesses Cost of Sales on the Sempra Condensed Consolidated Statement of Operations.
(2)    Includes $8 in Assets Held for Sale and $59 in Liabilities Held for Sale at March 31, 2026 on Sempra’s Condensed Consolidated Balance Sheet.
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

The following table presents information about the significant unobservable inputs used in the valuation of our Level 3 natural gas derivatives at March 31, 2026:

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENT

	Fair value (in millions)	Valuation technique	Unobservable input	Range			Weighted average
Commodity contracts not subject to rate recovery	$(51)	Income approach	Forward natural gas price per MMBtu	$0.05	to	$2.41	$1.08
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	March 31, 2026
Sempra:
Long-term note receivable(1)	$374	$—	$—	$370	$370
Long-term amounts due to unconsolidated affiliates held for sale	485	—	469	—	469
Long-term debt held for sale(2)	8,641	—	8,259	—	8,259
Long-term debt(3)	31,767	—	29,661	—	29,661
SDG&E:
Long-term debt(4)	$10,900	$—	$9,753	$—	$9,753
SoCalGas:
Long-term debt(5)	$8,109	$—	$7,677	$—	$7,677

	December 31, 2025
Sempra:
Long-term note receivable(1)	$369	$—	$—	$366	$366
Long-term amounts due to unconsolidated affiliates held for sale	477	—	463	—	463
Long-term debt held for sale(2)	7,925	—	7,611	—	7,611
Long-term debt(3)	29,867	—	28,282	—	28,282
SDG&E:
Long-term debt(4)	$9,800	$—	$8,810	$—	$8,810
SoCalGas:
Long-term debt(5)	$8,109	$—	$7,818	$—	$7,818
(1)    Before allowances for credit losses of $4 at both March 31, 2026 and December 31, 2025. Excludes unamortized transaction costs of $2 and $3 at March 31, 2026 and December 31, 2025, respectively.
(2)    After the effects of interest rate swaps. Before reductions of unamortized discount and debt issuance costs of $138 and $132 at March 31, 2026 and December 31, 2025, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $321 and $305 at March 31, 2026 and December 31, 2025, respectively, and excluding finance lease obligations of $1,279 and $1,293 at March 31, 2026 and December 31, 2025, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $110 and $97 at March 31, 2026 and December 31, 2025, respectively, and excluding finance lease obligations of $1,168 and $1,176 at March 31, 2026 and December 31, 2025, respectively.
(5)    Before reductions of unamortized discount and debt issuance costs of $76 and $78 at March 31, 2026 and December 31, 2025, respectively, and excluding finance lease obligations of $111 and $117 at March 31, 2026 and December 31, 2025, respectively.
We provide the fair values for the securities held in the NDT related to SONGS in Note 12.

NOTE 10. SEMPRA – CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST
SEMPRA INFRASTRUCTURE
In September 2025, PA2 JVCo issued 49.9% of its equity interests to Blackstone, which we discuss in Note 12 of the Notes to Consolidated Financial Statements in the Annual Report. We present Blackstone’s equity interest as a CRNCI, which appears between liabilities and equity in the mezzanine section of Sempra’s Condensed Consolidated Balance Sheets. We initially recorded the CRNCI at the amount for which Blackstone has a claim on the underlying net assets in liquidation at book value. At March 31, 2026, the CRNCI is not currently redeemable, nor is it probable that it will become redeemable because the forecasted completion of the PA LNG Phase 2 project is highly unlikely to occur beyond the contractually specified date in which Blackstone’s ownership interest becomes redeemable; therefore, we did not accrete the CRNCI to its redemption value.
Allocation of Interests
Because ownership interests in SI Partners, its subsidiaries and their projects differ by percentage and consolidation level, claims on changes in net assets must be allocated among the respective owners. To effect the allocation of interests, in the three months ended March 31, 2026, we recorded an increase in CRNCI of $42 million, a decrease in NCI of $48 million and an increase in Sempra’s shareholders’ equity of $6 million.

NOTE 11. SEMPRA – EQUITY AND EARNINGS PER COMMON SHARE
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
We intend to use a substantial portion of the net proceeds we receive from the issuance and sale by us of any shares of our common stock to or through the agents and any net proceeds we receive through the settlement of any forward sale agreements with the forward purchasers for working capital and other general corporate purposes, including to partly finance our long-term capital plan and to repay outstanding commercial paper and potentially other indebtedness. At March 31, 2026, approximately $2.6 billion of common stock remained available for sale under the ATM program, which reflects the forward sale agreements that we describe below.

Forward Sale Agreements
We have entered into two forward sale agreements for the sale of shares of Sempra common stock under the ATM program that remain subject to future settlement. The shares offered pursuant to the forward sale agreements were borrowed by the applicable forward purchaser and therefore were not newly issued shares. We did not initially receive any proceeds from the sale of shares pursuant to the forward sale agreements. These forward sale agreements may be settled on one or more dates specified by us occurring no later than the final settlement date under the applicable agreement. Although we may settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the applicable forward purchaser upon the occurrence of certain events. The principal terms of these forward sale agreements at March 31, 2026 are as follows:

FORWARD SALE AGREEMENTS UNDER THE ATM PROGRAM THAT REMAIN SUBJECT TO FUTURE SETTLEMENT
(Dollars in millions, except per share amounts)
Date of agreement	Number of shares subject to agreement	Number of shares that remain to be settled	Initial forward price per share	Expected net proceeds(1)	Forward purchaser	Sales commissions	Final settlement date
November 18, 2024	2,909,274	2,909,274	$92.1546	$268	Bank of America, N.A.	$2.4	June 30, 2026(2)
February 26, 2025	2,087,317	2,087,317	$70.6593	$147	Wells Fargo Bank, N.A.	$1.3	March 31, 2027
(1)    Expected net proceeds assumes full physical settlement, is net of sales commission but does not deduct other equity issuance costs, and is subject to certain adjustments pursuant to the applicable forward sale agreement.
(2)    On April 7, 2026, the forward sale agreement was amended to extend the final settlement date to December 31, 2027.
We provide additional information about these forward sale agreements in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.
COMMON STOCK REPURCHASES
In the three months ended March 31, 2026 and 2025, we withheld 231,910 shares for $20 million and 671,961 shares for $57 million, respectively, of our common stock that would otherwise be issued to long-term incentive plan participants who do not elect otherwise upon the vesting of RSUs and exercise of stock options in an amount sufficient to satisfy minimum statutory tax withholding requirements. Such share withholding is considered a share repurchase for accounting purposes.
NONCONTROLLING INTERESTS
Ownership interests in a consolidated entity that are held by unconsolidated owners are accounted for and reported as NCI.
In the three months ended March 31, 2026 and 2025, Sempra Infrastructure distributed $65 million and $38 million, respectively, to its NCI owners, and NCI owners contributed $41 million and $34 million, respectively, to Sempra Infrastructure.
The following table summarizes net income attributable to Sempra and transfers (to) from CRNCI and NCI, which shows the effects of changes in Sempra’s ownership interest in its subsidiaries on Sempra’s shareholders’ equity.

NET INCOME ATTRIBUTABLE TO SEMPRA AND TRANSFERS (TO) FROM CRNCI AND NCI
(Dollars in millions)
Three months ended
March 31, 2026
Sempra:
Net income attributable to Sempra	$1,037
Transfers (to) from CRNCI and NCI:
Increase in shareholders’ equity from allocation of interests(1)	6
Net transfers (to) from CRNCI and NCI	6
Change from net income attributable to Sempra and transfers (to) from CRNCI and NCI	$1,043
(1)    We describe the allocation of interests in Note 10.

SI Partners Subsidiaries
Both SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of March 31, 2026, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2026	2025
Sempra:
Numerator:
Earnings attributable to common shares	$1,037	$906

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	653,589	651,992
Dilutive effect of common shares sold forward	482	—
Dilutive effect of stock options and RSUs(2)	1,417	1,026
Weighted-average common shares outstanding for diluted EPS	655,488	653,018

EPS:
Basic	$1.59	$1.39
Diluted	$1.58	$1.39
(1)    Includes 385 and 516 fully vested RSUs held in our deferred compensation plan in the three months ended March 31, 2026 and 2025, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.
The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months ended March 31, 2026 and 2025 excludes 561,740 and 522,283 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
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
In January 2026, pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Development Committee of Sempra’s board of directors granted 568,052 nonqualified stock options, 435,890 performance-based RSUs and 181,488 service-based RSUs.
We discuss share-based compensation plans and related awards and the terms and conditions of Sempra’s equity securities further in Notes 13 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	March 31, 2026
Short-term investments, primarily cash equivalents	$25	$—	$—	$25
Equity securities	66	208	(2)	272
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	43	1	(1)	43
Municipal bonds(2)	295	2	(6)	291
Other securities(3)	263	3	(5)	261
Total debt securities	601	6	(12)	595
Receivables (payables), net	(8)	—	—	(8)
Total	$684	$214	$(14)	$884

	December 31, 2025
Short-term investments, primarily cash equivalents	$12	$—	$—	$12
Equity securities	69	221	(2)	288
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	1	—	47
Municipal bonds	301	4	(5)	300
Other securities	253	5	(3)	255
Total debt securities	600	10	(8)	602
Receivables (payables), net	(3)	—	—	(3)
Total	$678	$231	$(10)	$899
(1)    Maturity dates are 2027-2056.
(2)    Maturity dates are 2026-2065.
(3)    Maturity dates are 2026-2071.
The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Proceeds from sales	$291	$274
Gross realized gains	9	10
Gross realized losses	2	2
Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units was $443 million at March 31, 2026 and is based on a cost study prepared in 2024, which is pending CPUC approval. SDG&E expects to receive an FD in the second half of 2026.

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
At March 31, 2026, loss contingency accruals for legal matters that are probable and estimable are $48 million for Sempra and $33 million for SoCalGas.
SDG&E
City of San Diego Franchise Agreements
Pending. In 2021, a lawsuit was filed in the California Superior Court challenging various aspects of the natural gas and electric franchise agreements granted by the City of San Diego to SDG&E. The lawsuit is seeking to void the franchise agreements. In October 2023, the court ruled in favor of SDG&E and the City of San Diego, upholding all terms of the franchise agreements, except for the two-thirds City Council vote requirement for termination if the City decides to terminate under certain circumstances. Under the court’s ruling, the City can instead terminate on a majority vote, so long as it satisfies repayment provisions under the franchise agreements. Both sides have appealed the ruling.
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
Eaton Fire Litigation - Pending. There is a separate consolidated legal action pending in Los Angeles County Superior Court related to the January 2025 Eaton fire. The first of these lawsuits was filed against Edison in January 2025. In January 2026, Edison and Edison International filed cross-complaints in Los Angeles County Superior Court against more than a dozen defendants, including but not limited to SoCalGas, the City of Pasadena, Pasadena Water and Power, Los Angeles County, and Genasys Inc. (collectively, the Eaton Cross-Defendants) in connection with underlying litigation related to the January 2025 Eaton fire. The Edison cross-complaints against the Eaton Cross-Defendants seek indemnity, compensatory damages, attorneys’ fees, litigation costs and pre-judgment interest. In April 2026, SoCalGas filed a cross-complaint against Edison seeking compensatory damages for damage to SoCalGas’ infrastructure and costs associated with service restoration, attorneys’ fees, litigation costs and pre-judgment interest.
Other Sempra
Energía Costa Azul
We describe below a land dispute and permit challenges that may affect our ECA Regas Facility or ECA LNG liquefaction facilities under construction or in development. One or more unfavorable conclusions on these disputes or challenges could materially adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility and have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Land Dispute - Pending. Energía Costa Azul, S. de R.L. de C.V. LNG has been engaged in a long-running land dispute relating to property adjacent to and owned by its ECA Regas Facility (the facility, however, is not situated on the land that is the subject of this dispute). A claimant to the adjacent property filed suit to reinitiate an administrative procedure at SEDATU to obtain the property title for the disputed property, which title had previously been issued in a ruling by the federal Agrarian Court and subsequently reversed by a federal court in Mexico. In April 2021, the proceeding in the Agrarian Court concluded with the court ordering that the administrative procedure be restarted. The administrative procedure at SEDATU may continue if SEDATU decides to reopen the matter.
Environmental and Social Impact Permits - Pending. Several administrative challenges are pending before Mexico’s Secretariat of Environment and Natural Resources (the Mexican environmental protection agency) and Federal Tax and Administrative Courts, seeking revocation of the environmental impact authorization issued to the ECA Regas Facility in 2003. These cases generally allege that the conditions and mitigation measures in the environmental impact authorization are inadequate and challenge findings that the activities of the terminal are consistent with regional development guidelines.
In addition, a group of residents filed an administrative appeal in June 2021 against various federal and state authorities alleging deficiencies in the public consultation process for the environmental and social impact permits issued by each of ASEA and SENER to ECA LNG authorizing natural gas liquefaction activities at the ECA Regas Facility. The request for an administrative appeal was denied. The claimants appealed this ruling via a constitutional challenge (an amparo trial) but were not successful. The lower court’s ruling was favorable to the ECA Regas Facility, as the court determined that no harm has been caused to the plaintiffs and dismissed the lawsuit. The claimants appealed the rulings via the Second Federal Collegiate Court, and the appeal is yet to be resolved.
Port Arthur LNG I
Construction Incident - Pending. In April 2025, an incident occurred at the site of the PA LNG Phase 1 project that resulted in the deaths of three Bechtel employees and injuries to two Bechtel employees. In November 2025, the cases were transferred to a multidistrict litigation pretrial court and, in March 2026, the cases were assigned to a judge to oversee pretrial proceedings. As of May 4, 2026, there are two pending lawsuits filed by 17 plaintiffs in the 172nd Judicial District Court in Jefferson County, Texas and the 295th Judicial District Court in Harris County, Texas. The complaints collectively name as defendants Port Arthur LNG I, SI Partners, Sempra and/or other Sempra affiliates, Bechtel and/or Bechtel Corporation, and ConocoPhillips. Plaintiffs assert negligence and gross negligence and additional causes of action for wrongful death, survival and bystander claims and are seeking compensatory and punitive damages, lost wages and attorneys’ fees.
Bechtel is providing indemnity pursuant to the terms of Port Arthur LNG I’s EPC contract and is continuing construction of the PA LNG Phase 1 project.
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
Leases That Have Not Yet Commenced
SDG&E has four PPAs, of which SDG&E expects three will commence in 2027 and one will commence in 2028. SDG&E expects the future minimum lease payments to be $12 million in 2027, $23 million in 2028, $25 million in each of 2029 and 2030 and $290 million thereafter (through expiration in 2043).
SI Partners has a lease agreement for tugboat services for the Port Arthur LNG liquefaction project that it expects will commence in 2027. SI Partners expects the future minimum lease payments to be $10 million in 2027, $12 million in each of 2028 through 2030, and $186 million thereafter (through expiration in 2047, exclusive of certain renewal options) and total future minimum fixed payments for operation and maintenance services to be $184 million.

Lessor Accounting
SI Partners is a lessor for certain of its natural gas and ethane pipelines, compressor stations, liquid petroleum gas storage facilities, a rail facility and refined products terminals, which we account for as operating or sales-type leases.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Sempra – Sales-type leases:
Interest income	$—	$1
Total revenues from sales-type leases(1)	$—	$1

Sempra – Operating leases:
Fixed lease payments	$100	$86
Variable lease payments	8	5
Total revenues from operating leases(1)	$108	$91

Depreciation expense(2)	$—	$18
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.
(2)    We stopped recording depreciation expense when these assets were classified as held for sale in September 2025.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first three months of 2026 to contractual commitments discussed in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.
Natural Gas Contracts
SoCalGas’ natural gas contracts and transportation commitments have increased by approximately $192 million since December 31, 2025, reflecting a decrease related to amounts that settled during the first three months of 2026 and increases from entering into new natural gas transportation contracts in the first three months of 2026. At March 31, 2026, we expect future payments to decrease by $24 million in 2026, and increase by $16 million in 2027, $21 million in 2028, $22 million in each of 2029 and 2030, and $135 million thereafter compared to December 31, 2025.
LNG Purchase Agreement
SI Partners has an SPA for the supply of LNG to the ECA Regas Facility, which is included within the disposal group that is classified as held for sale. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2026 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by SI Partners. At March 31, 2026, we expect the commitment amount to decrease by $122 million in 2026, $55 million in 2027, $12 million in 2028 and $14 million in 2029 compared to December 31, 2025, reflecting changes in estimated forward prices since December 31, 2025 and actual transactions in the first three months of 2026. These LNG commitment amounts are based on the assumption that all LNG cargoes under the agreement are delivered, less those already confirmed to be diverted as of March 31, 2026. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the supplier electing to divert cargoes as allowed by the agreement.
PPAs Not Accounted for as Leases
SDG&E’s PPA commitments have increased by approximately $99 million since December 31, 2025, primarily from entering into energy storage agreements in the first three months of 2026. At March 31, 2026, we expect future payments to increase by $5 million in 2026, $4 million in 2027, $6 million in each of 2028 through 2030, and $72 million thereafter compared to December 31, 2025.

ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which is $362 million for Sempra, $25 million for SDG&E and $15 million for SoCalGas at March 31, 2026.
SEMPRA – GUARANTEES
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $16 million at March 31, 2026, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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
Sempra Infrastructure’s $753 million proportionate share of the affiliate loans, based on SI Partners’ 50.2% ownership interest in Cameron LNG JV, was funded by external lenders comprised of a syndicate of banks (the bank debt) to whom Sempra has provided a guarantee pursuant to the Support Agreement under which:
▪Sempra has severally guaranteed repayment of the bank debt plus accrued and unpaid interest if CFIN fails to pay the external lenders
▪the external lenders may exercise an option to put the bank debt to Sempra Infrastructure upon the occurrence of certain events, including a failure by CFIN to meet its payment obligations under the bank debt
▪on March 28, 2028, March 28, 2030 and March 28, 2035, the agent for the external lenders, on behalf of such external lenders, is obligated to put all of the then outstanding bank debt to Sempra Infrastructure, except to the extent any external lender elects not to participate in the put three months prior to the applicable put exercise date
▪Sempra Infrastructure also has a right to call the bank debt back from, or to refinance the bank debt with, the external lenders at any time
▪the Support Agreement will terminate upon full repayment of the bank debt, including repayment following an event in which the bank debt is put to Sempra Infrastructure
In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 9). At March 31, 2026, the fair value of the Support Agreement is $41 million, of which $8 million is included in Other Current Assets and $33 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
This guarantee will remain with Sempra after the planned sale of a portion of our equity interest in SI Partners is complete, which we discuss in Note 6.

SI Partners Credit Support Agreement
In February 2025, SI Partners entered into a 15-month credit support agreement with a third-party financial institution related to a customer’s secured borrowing for repayment of its past due account balance owed to SI Partners. At March 31, 2026, SI Partners’ maximum exposure to loss under this off-balance sheet arrangement is $29 million.
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
Sempra’s CODM is its chief executive officer, who utilizes segment earnings attributable to common shares predominantly in the annual financial planning process to assess financial performance. Sempra’s CODM prioritizes resource allocation to each segment in a manner that aligns with Sempra’s capital expenditures plan.
Amounts labeled as “Parent and other,” which does not meet the definition of an operating or reportable segment, consist primarily of activities of parent organizations.

The following tables present selected information by segment and reconciliations of assets, capital expenditures for PP&E, and earnings attributable to common shares to Sempra’s consolidated totals.

SEGMENT INFORMATION
(Dollars in millions)
	March 31, 2026	December 31, 2025
ASSETS
Sempra California	$61,138	$60,364
Sempra Texas Utilities	18,555	17,733
Sempra Infrastructure	33,800	32,796
Segment totals	113,493	110,893
Parent and other	1,191	1,084
Intersegment eliminations(1)	(1,166)	(1,099)
Total Sempra	$113,518	$110,878
EQUITY METHOD INVESTMENTS
Sempra Texas Utilities	$18,374	$17,601
Sempra Infrastructure(2)	16	17
Segment totals/Total Sempra	$18,390	$17,618

	Three months ended March 31,
	2026	2025
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$2	$2
Sempra Infrastructure	146	139
Segment totals	148	141
Equity earnings, net of income tax:
Sempra Texas Utilities	171	146
Sempra Infrastructure	48	38
Segment totals	219	184
Total Sempra	$367	$325
CAPITAL EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT
Sempra California	$967	$1,094
Sempra Infrastructure	1,493	1,241
Segment totals	2,460	2,335
Parent and other	1	1
Total Sempra	$2,461	$2,336
(1)     Primarily includes an intersegment loan from Sempra Infrastructure to Parent and other related to deferred income taxes.
(2)     At March 31, 2026 and December 31, 2025, $2,546 and $2,566, respectively, is included in Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheets. The remaining $16 and $17 at March 31, 2026 and December 31, 2025, respectively, represents our investment balance in Cameron LNG JV related to our guarantee under the SDSRA, which we discuss in Note 13.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Sempra California	Sempra Texas Utilities(1)	Sempra Infrastructure	Sempra
	Three months ended March 31, 2026
Revenues	$3,231		$443
Operation and maintenance	(1,016)		(221)
Depreciation and amortization	(617)		(3)
Interest income	2		33
Interest expense(2)	(244)		10
Income tax expense	(89)		(14)
Equity earnings		$173	194
Earnings attributable to noncontrolling interests			(107)
Earnings attributable to contingently redeemable noncontrolling interest			(6)
Other segment items(3)	(547)	(2)	(67)
Segment earnings attributable to common shares	$720	$171	$262	$1,153
Parent and other				(116)
Earnings attributable to common shares				$1,037

	Three months ended March 31, 2025
Revenues	$3,401		$426
Operation and maintenance	(1,175)		(174)
Depreciation and amortization	(562)		(76)
Interest income	2		19
Interest expense(2)	(225)		(77)
Income tax expense	(52)		(22)
Equity earnings		$148	177
Earnings attributable to noncontrolling interests			(2)
Other segment items(3)	(665)	(2)	(125)
Segment earnings attributable to common shares	$724	$146	$146	$1,016
Parent and other				(110)
Earnings attributable to common shares				$906
(1)    Substantially all earnings attributable to common shares are from equity earnings.
(2)    Sempra Infrastructure includes net unrealized gains (losses) from undesignated interest rate swaps related to the PA LNG Phase 1 project.
(3)    Includes cost of natural gas, cost of electric fuel and purchased power, franchise fees and other taxes, and other income (expense), net, for Sempra California; O&M for Sempra Texas Utilities related to activities at the holding company; and cost of natural gas, energy-related businesses cost of sales, franchise fees and other taxes, and other income (expense), net, for Sempra Infrastructure.

The following table presents revenues by services by segment, reconciled to Sempra’s consolidated revenues.

REVENUES BY SERVICES
(Dollars in millions)
	Sempra California	Sempra Infrastructure	Sempra	Sempra California	Sempra Infrastructure	Sempra
	Three months ended March 31,
	2026			2025
Revenues from external customers:
Utilities	$3,211	$27		$3,457	$26
Energy-related businesses	—	190		—	198
Total revenues from external customers(1)	3,211	217	$3,428	3,457	224	$3,681
Other revenues(2):
Utilities	11	—		(62)	—
Energy-related businesses	—	216		—	183
Total other revenues	11	216	227	(62)	183	121
Intersegment revenues(3):
Utilities	9	—		6	—
Energy-related businesses	—	10		—	19
Total intersegment revenues	9	10	19	6	19	25
Segment revenues	$3,231	$443	3,674	$3,401	$426	3,827
Intersegment eliminations			(19)			(25)
Revenues			$3,655			$3,802
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
SDG&E’s CODM is its president, who utilizes earnings attributable to common shares to manage the business, assess performance and allocate resources.
Total assets at SDG&E are $33.5 billion and $32.7 billion at March 31, 2026 and December 31, 2025, respectively. The following table presents selected information for SDG&E’s single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2026	2025
SDG&E:
Revenues from external customers:
Electric	$1,235	$1,075
Natural gas	321	359
Total revenues from external customers(1)	1,556	1,434
Other revenues(2):
Electric	(7)	(11)
Natural gas	(2)	(3)
Total other revenues	(9)	(14)
Total revenues	1,547	1,420
Operation and maintenance	(423)	(440)
Depreciation and amortization	(344)	(320)
Interest income	1	—
Interest expense	(147)	(135)
Income tax expense	(69)	(14)
Other segment items(3)	(269)	(230)
Earnings attributable to common shares	$296	$281

Capital expenditures for property, plant and equipment	$486	$539
(1)    SDG&E did not have revenues from transactions with a single external customer that amounted to 10% or more of its total revenues.
(2)    See “Revenues from Sources Other Than Contracts with Customers” in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for a description of this revenue source, which may be additive or subtractive from period to period.
(3)    Includes cost of electric fuel and purchased power, cost of natural gas, franchise fees and other taxes, and other income (expense), net.

SOCALGAS
SoCalGas is a regulated public natural gas distribution utility, serving customers throughout most of Southern California and part of central California. SoCalGas has one operating and reportable segment.
Effective April 18, 2026, SoCalGas’ chief operating officer was appointed president on an interim basis and assumed the responsibilities of the CODM. The CODM utilizes earnings attributable to common shares to manage the business, assess performance and allocate resources. SoCalGas’ CODM was previously its chief executive officer.
Total assets at SoCalGas are $27.6 billion and $27.7 billion at March 31, 2026 and December 31, 2025, respectively. The following table presents selected information for SoCalGas’ single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2026	2025
SoCalGas:
Natural gas:
Revenues from external customers(1)	$1,708	$2,068
Other revenues(2)	20	(48)
Total revenues	1,728	2,020
Operation and maintenance	(621)	(757)
Depreciation and amortization	(273)	(242)
Interest income	1	2
Interest expense	(97)	(90)
Income tax expense	(20)	(38)
Other segment items(3)	(294)	(452)
Earnings attributable to common shares	$424	$443

Capital expenditures for property, plant and equipment	$481	$555
(1)    SoCalGas did not have revenues from transactions with a single external customer that amounted to 10% or more of its total revenues.
(2)    See “Revenues from Sources Other Than Contracts with Customers” in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for a description of this revenue source, which may be additive or subtractive from period to period.
(3)    Includes cost of natural gas, franchise fees and other taxes, and other income (expense), net.

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
We discuss herein Sempra’s results of operations and significant changes in earnings, revenues and costs by segment, as well as Parent and other, in the three months ended March 31, 2026 compared to the same period in 2025. We also discuss herein the impact of foreign currency and inflation rates on Sempra’s results of operations.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Sempra:
Sempra California	$720	$724
Sempra Texas Utilities	171	146
Sempra Infrastructure	262	146
Segment earnings attributable to common shares	1,153	1,016
Parent and other	(116)	(110)
Earnings attributable to common shares	$1,037	$906
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

In the three months ended March 31, 2026 compared to the same period in 2025, the decrease in earnings of $4 million (1%) was primarily due to:
▪$34 million lower income tax benefits primarily from flow-through items
▪$14 million higher net interest expense
Offset by:
▪$38 million higher CPUC base operating margin, net of operating expenses, including $43 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD
▪$6 million regulatory award approved by the CPUC in 2026
Sempra Texas Utilities
In the three months ended March 31, 2026 compared to the same period in 2025, the increase in earnings of $25 million (17%) was primarily due to higher equity earnings from Oncor Holdings driven by:
▪overall higher revenues primarily attributable to:
◦the establishment of the UTM in June 2025 and the SRP
◦rate updates to reflect increases in invested capital
◦customer growth
Offset by:
◦lower customer consumption primarily attributable to weather
Offset by:
▪higher interest expense and depreciation expense associated with increases in invested capital
▪higher O&M
Sempra Infrastructure
In the three months ended March 31, 2026 compared to the same period in 2025, the increase in earnings of $116 million was primarily due to:
▪$58 million from asset and supply optimization driven by unrealized gains on commodity derivatives in 2026 compared to unrealized losses on commodity derivatives in 2025 due to changes in natural gas prices and higher optimization of transport and storage contracts
▪$36 million lower depreciation expense as a result of classifying SI Partners and Ecogas as held for sale in September 2025 and June 2025, respectively
▪$35 million net income tax benefit in 2026 as a result of classifying SI Partners and Ecogas as held for sale, comprised of the following:
◦$33 million net income tax benefit to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners
◦$2 million income tax benefit to adjust a Mexican deferred income tax liability on our outside basis difference in Ecogas
▪$12 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico and associated undesignated derivatives, comprised of a $19 million favorable impact in 2026 compared to a $7 million favorable impact in 2025
Offset by:
▪$11 million higher O&M from changes in provisions for expected credit losses
▪$9 million from revenues in 2025 driven by a contract modification in December 2024 on an LNG storage and regasification agreement that ended in December 2025
Parent and Other
In the three months ended March 31, 2026 compared to the same period in 2025, the increase in losses of $6 million (5%) was primarily due to:
▪$17 million higher net interest expense
▪$14 million unfavorable impact from $4 million net investment losses in 2026 compared to $10 million net investment gains in 2025 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan
Offset by:
▪$11 million preferred dividends in 2025 prior to the redemption of series C preferred stock

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

UTILITIES: NATURAL GAS REVENUES AND COST OF NATURAL GAS
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Sempra:
Natural gas revenues:
Sempra California	$2,006	$2,341
Sempra Infrastructure	27	26
Segment totals	2,033	2,367
Eliminations and adjustments	(8)	(5)
Total	$2,025	$2,362
Cost of natural gas(1):
Sempra California	$330	$485
Sempra Infrastructure	7	11
Segment totals	337	496
Eliminations and adjustments	(2)	(3)
Total	$335	$493
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2026 compared to the same period in 2025, Sempra’s natural gas revenues decreased by $337 million (14%) driven by Sempra California, which included:
▪$164 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
▪$155 million decrease in cost of natural gas sold, which we discuss below
▪$29 million lower regulatory revenues associated with the acceleration of self-developed software deductions, which are offset in income tax expense
▪$9 million lower regulatory revenues primarily from higher gas repairs tax benefits
Offset by:
▪$37 million higher CPUC-authorized base revenues
▪$8 million regulatory award approved by the CPUC in 2026
In the three months ended March 31, 2026 compared to the same period in 2025, Sempra’s cost of natural gas decreased by $158 million (32%) driven by Sempra California, which included:
▪$95 million lower volumes driven by weather
▪$60 million lower average natural gas prices

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

UTILITIES: ELECTRIC REVENUES AND COST OF ELECTRIC FUEL AND PURCHASED POWER
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Sempra:
Electric revenues:
Sempra California	$1,225	$1,060
Eliminations and adjustments	(1)	(1)
Total	$1,224	$1,059
Cost of electric fuel and purchased power(1):
Sempra California	$94	$73
Eliminations and adjustments	(13)	(21)
Total	$81	$52
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2026 compared to the same period in 2025, Sempra’s electric revenues increased by $165 million (16%) driven by Sempra California, which included:
▪$99 million higher revenues from incremental and balanced capital projects, including $59 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD
▪$33 million higher regulatory revenues from lower ITCs from standalone energy storage projects, which are offset in income tax expense
▪$21 million increase in cost of electric fuel and purchased power, which we discuss below
▪$14 million higher revenues from transmission operations
▪$9 million higher regulatory revenues associated with refundable programs, which are fully offset in O&M
In the three months ended March 31, 2026 compared to the same period in 2025, Sempra’s cost of electric fuel and purchased power increased by $29 million driven by Sempra California, which included:
▪$42 million lower sales to the California ISO due to lower market prices
▪$5 million higher purchased power primarily due to tolling agreements offset by lower utility-owned generation costs
Offset by:
▪$26 million lower purchased power from the California ISO due to lower market prices

Energy-Related Businesses: Revenues and Cost of Sales

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Sempra:
Revenues:
Sempra Infrastructure	$416	$400
Parent and other(1)	(10)	(19)
Total	$406	$381
Cost of sales(2):
Sempra Infrastructure	$76	$119
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2026 compared to the same period in 2025, Sempra’s revenues from energy-related businesses increased by $25 million (7%) primarily due to:
▪$36 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$80 million from $13 million unrealized gains in 2026 compared to $67 million unrealized losses in 2025 on commodity derivatives
Offset by:
◦$41 million driven by lower natural gas prices associated with optimization of transport and storage contracts
Offset by:
▪$19 million revenues in 2025 driven by a contract modification in December 2024 on an LNG storage and regasification agreement that ended in December 2025
In the three months ended March 31, 2026 compared to the same period in 2025, Sempra’s cost of sales from energy-related businesses decreased by $43 million (36%) primarily due to:
▪$60 million driven by lower natural gas purchases related to asset and supply optimization
Offset by:
▪$22 million unrealized losses in 2026 on commodity derivatives related to the PA LNG Phase 1 project
Operation and Maintenance

OPERATION AND MAINTENANCE
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Sempra:
Sempra California	$1,016	$1,175
Sempra Texas Utilities	2	2
Sempra Infrastructure	221	174
Segment totals	1,239	1,351
Parent and other(1)	3	(8)
Total	$1,242	$1,343
(1)    Includes eliminations of intercompany activity.

In the three months ended March 31, 2026 compared to the same period in 2025, Sempra’s O&M decreased by $101 million (8%) due to:
▪$159 million decrease at Sempra California primarily due to $155 million lower expenses associated with refundable programs, which costs are recovered in revenue
Offset by:
▪ $47 million increase at Sempra Infrastructure due to:
◦$22 million from changes in provisions for expected credit losses
◦$18 million higher purchased services and maintenance expenses
◦$17 million higher development costs and certain non-capitalized expenses from projects under construction
Offset by:
◦$14 million related to 2025 expected credit losses on a credit support agreement with a third-party financial institution and associated transaction fees
▪$11 million increase at Parent and other due to a $16 million change in deferred compensation from $7 million expense in 2026 compared to $9 million benefit in 2025
Depreciation and Amortization
In the three months ended March 31, 2026 compared to the same period in 2025, Sempra’s depreciation and amortization decreased by $19 million (3%) to $621 million primarily due to:
▪$73 million lower at Sempra Infrastructure as a result of classifying SI Partners and Ecogas as held for sale in September 2025 and June 2025, respectively
Offset by:
▪$55 million higher at Sempra California due to higher utility plant rate base
Other Income, Net
In the three months ended March 31, 2026 compared to the same period in 2025, Sempra’s other income, net, increased by $9 million (10%) to $100 million primarily due to:
▪$6 million higher non-service components of net periodic benefit cost at Sempra California
▪$4 million higher net gains from impacts associated with foreign exchange instruments and foreign currency transactions at Sempra Infrastructure, including:
◦$9 million gains in 2026 on foreign currency derivatives as a result of fluctuation of the Mexican peso
Offset by:
◦$5 million from a $1 million loss in 2026 compared to $4 million gains in 2025 driven by foreign currency transactional effects
Interest Expense
In the three months ended March 31, 2026 compared to the same period in 2025, Sempra’s interest expense decreased by $51 million (12%) to $382 million due to:
▪$87 million at Sempra Infrastructure from:
◦$74 million favorable impact in interest expense from interest rate swaps related to the PA LNG Phase 1 project comprised of:
•$84 million realized gains in 2026 from the termination of interest rate swaps, net of transaction costs
Offset by:
•$10 million higher unrealized losses
Offset by:
▪$19 million at Sempra California from higher debt balances from debt issuances
▪$17 million at Parent and other from higher debt balances from debt issuances and higher borrowings on commercial paper offset by higher capitalization of interest expense in 2026 from projects under construction at Sempra Infrastructure

Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Sempra:
Income tax expense	$65	$57

Income before income taxes and equity earnings	$848	$651
Equity earnings, before income tax(1)	148	141
Pretax income	$996	$792

Effective income tax rate	7%	7%
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
In the three months ended March 31, 2026 compared to the same period in 2025, Sempra’s income tax expense increased by $8 million (14%) primarily due to:
▪higher pretax income
▪lower income tax benefit from lower ITCs from standalone energy storage projects
Offset by:
▪$36 million net income tax benefit in 2026 as a result of classifying SI Partners and Ecogas as held for sale, comprised of the following:
◦$33 million net income tax benefit to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners
◦$3 million income tax benefit to adjust a Mexican deferred tax liability on our outside basis difference in Ecogas
▪$21 million higher income tax benefit attributable to NCI’s share of higher U.S. partnership’s pretax income
▪$8 million from $18 million income tax benefit in 2026 compared to $10 million income tax benefit in 2025 from foreign currency and inflation effects on our monetary positions in Mexico and associated undesignated derivatives
▪higher income tax benefits from flow-through items
We discuss the impact of foreign currency exchange rates and inflation on income taxes below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.” See Note 1 of the Notes to Condensed Consolidated Financial Statements in this report and Notes 1 and 8 of the Notes to Consolidated Financial Statements in the Annual Report for further details about our accounting for income taxes and items subject to flow-through treatment.

Equity Earnings
In the three months ended March 31, 2026 compared to the same period in 2025, Sempra’s equity earnings increased by $42 million (13%) to $367 million primarily due to:
▪ $25 million at Oncor Holdings driven by:
◦overall higher revenues primarily attributable to:
•the establishment of the UTM in June 2025 and the SRP
•rate updates to reflect increases in invested capital
•customer growth
Offset by:
•lower customer consumption primarily attributable to weather
Offset by:
◦higher interest expense and depreciation expense associated with increases in invested capital
◦higher O&M
▪$7 million at Cameron LNG JV primarily from lower interest expense and higher maintenance revenues
▪$7 million at IMG due to lower income tax expense primarily from foreign currency and inflation effects
Earnings Attributable to Noncontrolling Interests
In the three months ended March 31, 2026 compared to the same period in 2025, Sempra’s earnings attributable to NCI increased by $105 million to $107 million primarily due to an increase in SI Partners subsidiaries’ net income driven by a favorable impact in interest expense from the termination of interest rate swaps in 2026 related to the PA LNG Phase 1 project and lower depreciation expense as a result of classifying SI Partners and Ecogas as held for sale in September 2025 and June 2025, respectively.

IMPACT OF FOREIGN CURRENCY AND INFLATION RATES ON RESULTS OF OPERATIONS
Because Ecogas, our natural gas distribution utility in Mexico, uses the Mexican peso as its functional currency, its revenues and expenses are translated into U.S. dollars at average exchange rates for the period when included in Sempra’s results of operations. Year‑over‑year differences in average exchange rates used to translate Ecogas’ income statement activity can therefore create variances in our comparative results of operations. In the three months ended March 31, 2026 compared to the same period in 2025, the impact of changes in average foreign currency translation rates on our earnings was $1 million.
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

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended March 31,
	2026	2025	2026	2025
Sempra:
Other income, net	$100	$91	$8	$4
Income tax expense	(65)	(57)	18	10
Equity earnings	367	325	3	(2)
Net income	1,150	919	29	12
Earnings attributable to noncontrolling interests	(107)	(2)	(10)	(4)
Earnings attributable to common shares	1,037	906	19	8
At March 31, 2026, SI Partners, which holds our foreign operations, is classified as held for sale. Upon completion of the sale, which we expect to occur in the second or third quarter of 2026, we will deconsolidate SI Partners and account for our remaining 25% interest under the equity method, which we expect will reduce volatility in our results of operations associated with foreign currency exchange rate fluctuations and Mexican inflation.

We discuss herein SDG&E’s results of operations and significant changes in earnings, revenues and costs in the three months ended March 31, 2026 compared to the same period in 2025.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended March 31, 2026 compared to the same period in 2025, the increase in earnings of $15 million (5%) was primarily due to:
▪$32 million higher CPUC base operating margin, net of operating expenses, including $43 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD
Offset by:
▪$9 million higher net interest expense
▪$8 million lower income tax benefits primarily from flow-through items
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended March 31, 2026 compared to the same period in 2025, SDG&E’s electric revenues increased by $164 million (15%) to $1.2 billion primarily due to:
•$99 million higher revenues from incremental and balanced capital projects, including $59 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD
▪$33 million higher regulatory revenues from lower ITCs from standalone energy storage projects, which are offset in income tax expense
▪$21 million increase in cost of electric fuel and purchased power, which we discuss below
▪$14 million higher revenues from transmission operations
▪$9 million higher regulatory revenues associated with refundable programs, which are fully offset in O&M
In the three months ended March 31, 2026 compared to the same period in 2025, SDG&E’s cost of electric fuel and purchased power increased by $21 million (29%) to $94 million primarily due to:
▪$42 million lower sales to the California ISO due to lower market prices
▪$5 million higher purchased power primarily due to tolling agreements offset by lower utility-owned generation costs
Offset by:
▪$26 million lower purchased power from the California ISO due to lower market prices

Natural Gas Revenues and Cost of Natural Gas
In the three months ended March 31, 2026 and 2025, SDG&E’s average cost of natural gas per thousand cubic feet was $7.59 and $5.69, respectively. The average cost of natural gas sold at SDG&E is impacted by market prices, as well as transportation, tariff and other charges.
In the three months ended March 31, 2026 compared to the same period in 2025, SDG&E’s natural gas revenues decreased by $37 million (10%) to $319 million primarily due to:
▪$27 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
▪$12 million lower revenues from incremental and balanced capital projects
In the three months ended March 31, 2026 compared to the same period in 2025, SDG&E’s cost of natural gas increased by $3 million (3%) to $90 million due to:
▪$23 million higher average natural gas prices
Offset by:
▪$20 million lower volumes driven by weather
Operation and Maintenance
In the three months ended March 31, 2026 compared to the same period in 2025, SDG&E’s O&M decreased by $17 million (4%) to $423 million primarily due to $18 million lower expenses associated with refundable programs, which costs are recovered in revenue.
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2026	2025
SDG&E:
Income tax expense	$69	$14
Income before income taxes	$365	$295
Effective income tax rate	19%	5%
In the three months ended March 31, 2026 compared to the same period in 2025, SDG&E’s income tax expense increased by $55 million primarily due to:
▪lower income tax benefit from lower ITCs from standalone energy storage projects
▪higher pretax income
▪lower income tax benefits from flow-through items

We discuss herein SoCalGas’ results of operations and significant changes in earnings, revenues and costs in the three months ended March 31, 2026 compared to the same period in 2025.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended March 31, 2026 compared to the same period in 2025, the decrease in earnings of $19 million (4%) was primarily due to:
▪$26 million lower income tax benefits primarily from flow-through items
▪$5 million higher net interest expense
Offset by:
▪$6 million higher CPUC base operating margin, net of operating expenses
▪$6 million regulatory award approved by the CPUC in 2026
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Natural Gas Revenues and Cost of Natural Gas
In the three months ended March 31, 2026 and 2025, SoCalGas’ average cost of natural gas per thousand cubic feet was $3.18 and $4.23, respectively. The average cost of natural gas sold at SoCalGas is impacted by market prices, as well as transportation and other charges.
In the three months ended March 31, 2026 compared to the same period in 2025, SoCalGas’ natural gas revenues decreased by $292 million (14%) to $1.7 billion primarily due to:
▪$159 million decrease in cost of natural gas sold, which we discuss below
▪$137 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
▪$28 million lower regulatory revenues associated with the acceleration of self-developed software deductions, which are offset in income tax expense
▪$16 million lower regulatory revenues primarily from higher gas repairs tax benefits
Offset by:
▪$36 million higher CPUC-authorized base revenues
▪$10 million higher revenues from incremental and balanced capital projects
▪$8 million regulatory award approved by the CPUC in 2026

In the three months ended March 31, 2026 compared to the same period in 2025, SoCalGas’ cost of natural gas decreased by $159 million (38%) to $256 million due to:
▪$84 million lower average natural gas prices
▪$75 million lower volumes driven by weather
Operation and Maintenance
In the three months ended March 31, 2026 compared to the same period in 2025, SoCalGas’ O&M decreased by $136 million (18%) to $621 million primarily due to $137 million lower expenses associated with refundable programs, which costs are recovered in revenue.
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2026	2025
SoCalGas:
Income tax expense	$20	$38
Income before income taxes	$444	$481
Effective income tax rate	5%	8%
In the three months ended March 31, 2026 compared to the same period in 2025, SoCalGas’ income tax expense decreased by $18 million (47%) primarily due to higher income tax benefits from flow-through items.

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra
Capital Recycling Program
We regularly review our portfolio of assets with a view toward allocating capital to the businesses we believe can further enhance shareholder value. In September 2025, we entered into an agreement to sell a 45% equity interest in SI Partners to the KKR Partners for $9.99 billion, subject to adjustments. In December 2025, we entered into an agreement to sell Ecogas for 9.0 billion Mexican pesos (approximately $500 million U.S. dollar-equivalent at March 31, 2026), subject to adjustments. We expect to complete the sales in the second or third quarter of 2026, subject to closing conditions. We discuss these sales further in Note 6 of the Notes to Condensed Consolidated Financial Statements and below in “Sempra Infrastructure.”
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
We have entered into two forward sale agreements for the sale of shares of Sempra common stock under the ATM program that remain subject to future settlement. The shares offered pursuant to the forward sale agreements were borrowed by the applicable forward purchaser and therefore were not newly issued shares. We did not initially receive any proceeds from the sale of shares pursuant to the forward sale agreements. These forward sale agreements may be settled on one or more dates specified by us occurring no later than the final settlement date under the applicable agreement. Although we may settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the applicable forward purchaser upon the occurrence of certain events. The principal terms of these forward sale agreements at March 31, 2026 are as follows:

FORWARD SALE AGREEMENTS UNDER THE ATM PROGRAM THAT REMAIN SUBJECT TO FUTURE SETTLEMENT
(Dollars in millions, except per share amounts)
Date of agreement	Number of shares subject to agreement	Number of shares that remain to be settled	Initial forward price per share	Expected net proceeds(1)	Forward purchaser	Sales commissions	Final settlement date
November 18, 2024	2,909,274	2,909,274	$92.1546	$268	Bank of America, N.A.	$2.4	June 30, 2026(2)
February 26, 2025	2,087,317	2,087,317	$70.6593	$147	Wells Fargo Bank, N.A.	$1.3	March 31, 2027
(1)    Expected net proceeds assumes full physical settlement, is net of sales commission but does not deduct other equity issuance costs, and is subject to certain adjustments pursuant to the applicable forward sale agreement.
(2)    On April 7, 2026, the forward sale agreement was amended to extend the final settlement date to December 31, 2027.

At March 31, 2026, approximately $2.6 billion of common stock remains available for sale under the ATM program. We provide additional information about these forward sale agreements in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.
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

AVAILABLE FUNDS AT MARCH 31, 2026
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$970	$747	$1
Available unused credit(2)	8,033	1,500	1,101
(1)    Sempra includes $154 held in foreign jurisdictions, which is included in the $176 that is classified as Assets Held for Sale in the Sempra Condensed Consolidated Balance Sheet. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding and any letters of credit outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures or acquisitions. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper and lines of credit were our primary sources of short-term debt funding in the first three months of 2026.
We discuss our short-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Significant issuances of long-term debt in the first three months of 2026 included the following:

LONG-TERM DEBT ISSUANCES
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra 5.25% notes	$800	2036
SDG&E 5.20% first mortgage bonds	625	2036
SDG&E 5.95% first mortgage bonds	475	2056
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	45	2027
Sempra Infrastructure variable rate term loan (PA LNG Phase 1 project)	670	2030
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first three months of 2026.

ISSUER CREDIT RATINGS AT MARCH 31, 2026

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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt is rated A2, A and A at Moody’s, S&P and Fitch, respectively, at March 31, 2026.
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
SDG&E and SoCalGas have regulatory mechanisms to recover credit losses and thus record changes in the allowances for credit losses related to accounts receivable that are probable of recovery in regulatory accounts. Although SDG&E and SoCalGas have regulatory mechanisms to recover credit losses, any delay in payments by customers impacts the timing of their respective cash flows.
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

Existing and Anticipated Requests for Recovery of Specified Safety, Maintenance and Reliability Investments. The GRC provides SDG&E and SoCalGas with numerous mechanisms to seek cost recovery of specified projects and programs. We expect that the requests for cost recovery of these projects and programs, which remain subject to CPUC approval, may result in additional amounts of authorized revenue requirement. These projects and programs include (i) the Track 3 request that we describe below, (ii) the ability to file advice letters to implement the revenue requirements associated with the costs of SDG&E’s Moreno compressor station project and SoCalGas’ Honor Rancho compressor station and customer information system replacement projects, which projects were all approved by the CPUC subject to applicable cost caps, and (iii) the opportunity to file separate applications for cost recovery of mobile home park and gas integrity management programs at both SDG&E and SoCalGas, advanced metering infrastructure replacements at SDG&E, and other projects and programs.
2024 GRC Track 3. In April 2025, SDG&E and SoCalGas each submitted additional requests to the CPUC in the 2024 GRC, known as Track 3 requests. SDG&E submitted a request seeking review and recovery of its WMP costs incurred in 2023 that were in addition to the amounts authorized in the 2019 GRC and not addressed in the 2024 GRC. In March 2026 and amended in April 2026, SDG&E provided supplemental testimony in its Track 3 request for drone inspection and repair program costs that were disallowed in its Track 2 request. The supplemental testimony seeks review and recovery of $522 million of direct WMP and drone inspection and repair program costs. SDG&E expects to receive a PD for its Track 3 request related to its WMP costs in the second half of 2026. Additionally, SDG&E and SoCalGas submitted a combined request seeking review and recovery of $240 million of PSEP costs incurred from 2014 through 2019 and $499 million of PSEP costs incurred from 2015 through 2020. SDG&E and SoCalGas expect to receive an FD for their Track 3 requests related to their PSEP costs in the second half of 2026.
Revenue requirements associated with the Track 3 requests have been recorded in regulatory accounts and any disallowances resulting from Track 3 would be recorded as an expense on the Sempra, SDG&E and SoCalGas Condensed Consolidated Statements of Operations. SDG&E and SoCalGas are authorized interim rate recovery of up to 50% of the recorded PSEP regulatory account balance at the end of each year. Such interim rate recovery is subject to refund, contingent on the reasonableness review decision for their Track 3 requests.
SDG&E
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
We further describe the 2019 Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028, as well as the 2025 Wildfire Legislation and related Continuation Account, in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
2019 Wildfire Legislation. SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund with respect to wildfires that have occurred since enactment of the 2019 Wildfire Legislation in July 2019. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record accelerated amortization against earnings when available coverage is reduced due to recoverable claims from any of the participating IOUs. The carrying value of SDG&E’s Wildfire Fund asset totaled $253 million at March 31, 2026.

In April 2026, a participating IOU publicly disclosed that it has received, or expects to receive, approximately $1.27 billion in aggregate reimbursements from the Wildfire Fund for eligible claims related to wildfires that occurred in 2019 and 2021. Also in April 2026, another participating IOU publicly disclosed it has received, or expects to receive, approximately $295 million in aggregate reimbursements from the Wildfire Fund for losses incurred and expected to be incurred in connection with one of the LA Fires, the cause of which remains under investigation and has not been conclusively determined. The administrator of the Wildfire Fund has confirmed that this wildfire qualifies as a “covered wildfire” for purposes of accessing the Wildfire Fund, and the scope of potential damages caused by this fire could materially reduce or exhaust the Wildfire Fund. The participating IOU stated that it is currently unable to reasonably estimate a range of potential losses associated with this event. Accordingly, SDG&E is unable to estimate a range of potential loss resulting from any reduction in available coverage from the Wildfire Fund. In addition to the risks described above, a material reduction, exhaustion or termination of the Wildfire Fund may require SDG&E to recognize a reduction to its Wildfire Fund asset up to its carrying value.
2025 Wildfire Legislation. In September 2025, the 2025 Wildfire Legislation was signed into law to establish, among other things, the Continuation Account, a new state-administered account with up to $18.0 billion of additional liquidity to reimburse catastrophic wildfire-related claims incurred by participating California electric IOUs, including SDG&E, if certain conditions are met.
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
TO6 Filing. In October 2024, SDG&E submitted its TO6 filing to the FERC and requested it to be effective January 1, 2025. In December 2024, the FERC accepted SDG&E’s TO6 filing, subject to refund; suspended the effective date to June 1, 2025; established hearing and settlement judge procedures; and disallowed the inclusion of the California ISO adder, the last of which SDG&E has appealed. In March 2026, SDG&E filed with the FERC an uncontested offer of settlement in the TO6 proceeding. Among other things, the offer of settlement reflects an increase to SDG&E’s currently authorized base ROE from 10.10% to 10.28%, a hypothetical capital structure with 54% common equity, and does not affect SDG&E’s appeal of the FERC’s disallowance of the inclusion of the California ISO adder. The settlement is pending approval with the FERC and SDG&E expects to receive a decision in the second half of 2026. If approved, the TO6 settlement will be effective retroactively to June 1, 2025 and will remain in effect until terminated by a notice provided in March of any year. Following any such notice, SDG&E would submit a new Transmission Owner Rate filing for rates to go into effect January 1 of the following year.
Off-Balance Sheet Arrangements
SDG&E has entered into PPAs and tolling agreements that are variable interests in unconsolidated entities. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.
SoCalGas
LA Fires
The LA Fires burned in SoCalGas’ service territory. The California Department of Forestry and Fire Protection estimates that the Palisades and Eaton fires destroyed approximately 16,200 structures and damaged approximately 2,000 structures. Although the majority of SoCalGas’ infrastructure in the fire-affected areas is underground, these fires resulted in service disruptions, response costs and damage to some of SoCalGas’ infrastructure and third-party property. SoCalGas and Sempra are subject to pending litigation with respect to the operation of SoCalGas’ system and damage sustained as a result of the fires, which we discuss in Note 13 of the Notes to Condensed Consolidated Financial Statements. We cannot estimate the timing, costs, other impacts or ultimate outcome of these matters, which are inherently uncertain and subject to a number of risks that we discuss in “Part I – Item 1A. Risk Factors” in the Annual Report.
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
In January 2026, Oncor filed a stipulation in the comprehensive base rate review proceeding requesting PUCT approval of an unopposed, comprehensive settlement among the parties to the proceeding.
On April 17, 2026, the PUCT issued an order in Oncor’s comprehensive base rate review proceeding. The order approves the terms of the settlement and provides for an annual revenue requirement of approximately $6.97 billion, an increase of approximately $560 million, or 8.7%, over Oncor’s adjusted annualized revenues as provided in the rate application. The order also provides for a revised regulatory capital structure ratio of 56.5% debt to 43.5% equity, an authorized ROE of 9.75%, and an authorized cost of debt of 4.94%. This represents an improvement from Oncor’s current authorized regulatory capital structure ratio of 57.5% debt to 42.5% equity, current authorized return on equity of 9.70%, and current authorized cost of debt of 4.39%.
Oncor is permitted to surcharge the difference between the new billing rates and its current rates for the period from January 1, 2026 to June 1, 2026, the effective date of the new rates. The order requires that the surcharge be made through a separate filing and recovered during 2026. Oncor expects to make that filing shortly after the date the new billing rates are effective.
Unified Tracker Mechanism. In June 2025, Texas House Bill 5247 was signed into law and became effective. The bill established the UTM, which allows qualifying electric utilities to apply for a single interim rate update annually through 2035 for cost recovery of certain transmission and distribution capital investments. Since the June 2025 effective date of the bill, Oncor has recognized and expects to continue recognizing revenues and corresponding regulatory assets for recoverable costs related to UTM-eligible transmission and distribution capital investments, including depreciation expense, carrying costs on unrecovered balances and related taxes.
On April 22, 2026, Oncor filed its first annual UTM application with the PUCT seeking to include in rates approximately $4.4 billion of eligible transmission and distribution net capital investment costs incurred from January 1, 2025 to December 31, 2025. The UTM application is subject to PUCT review and approval. Oncor anticipates an order and updated rates in the second half of 2026.
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
In the three months ended March 31, 2026 and 2025, Sempra Infrastructure distributed $65 million and $38 million, respectively, to its NCI owners, and NCI owners contributed $41 million and $34 million, respectively, to Sempra Infrastructure.
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
The descriptions below discuss several HOAs, MOUs and other non-binding development agreements with respect to Sempra Infrastructure’s various development projects. These arrangements do not commit any party to enter into definitive agreements or otherwise participate in the applicable project, and the ultimate participation by the parties remains subject to negotiation and finalization of definitive agreements, among other factors. The descriptions below also discuss certain financing arrangements for several of Sempra Infrastructure’s projects in development and under construction; we discuss these and other financing arrangements related to these projects in more detail in Note 7 of the Notes to Condensed Consolidated Financial Statements in this report and the Notes to Consolidated Financial Statements in the Annual Report.
With respect to each project described below that has reached a positive FID, long-term definitive offtake agreements have been secured with third parties for the full initial offtake or generation capacity of the applicable project, other than an SPA with SI Partners for a portion of the offtake from the PA LNG Phase 2 project, which SI Partners intends to resell to third parties under offtake arrangements it plans to establish from time to time. We describe these SPAs in “Part I – Item 1. Business” in the Annual Report.
SI Partners
As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, in September 2025, we entered into an agreement to sell a 45% equity interest in SI Partners to the KKR Partners for $9.99 billion, subject to adjustments. We expect this sale to close in the second or third quarter of 2026, subject to certain conditions, including receipt of third-party consents or waivers, including from certain lenders, partners and others; the absence of a material adverse effect on SI Partners; the absence of specific downgrade events under certain financing arrangements; and other customary closing conditions. As a result of satisfying all applicable criteria in September 2025, we classified SI Partners’ assets and liabilities as held for sale and ceased depreciation and amortization.
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

The purchase price is subject to adjustments for changes in net debt, net working capital and capital expenditures as of December 31, 2025, among others. The purchase price is subject to further adjustments for certain capital contributions by and distributions to Sempra in 2026 before the closing. In addition, transaction fees of the KKR Partners of $337.5 million will be deducted from the purchase price at the closing and a development credit of $340 million will be payable by Sempra over two years starting in 2026. There may also be post-closing purchase price adjustments based on the performance through 2028 of certain wind power facilities, and adjustments payable by Sempra for capital expenditures related to the ECA LNG Phase 1 project under construction and potential costs associated with third party consents or waivers.
Subject to closing, the KKR Partners will own 65% of SI Partners, Sempra will retain a 25% interest and ADIA will retain a 10% interest. We will then deconsolidate SI Partners and account for our 25% interest in SI Partners under the equity method within the existing Sempra Infrastructure segment. For a description of Sempra’s December 31, 2025 and projected post-sale ownership interest in certain Sempra Infrastructure facilities and projects, see “Part I – Item 1. Business” in the Annual Report.
The rights and obligations of the partners of SI Partners are governed by a limited partnership agreement, which will be amended and restated at closing. This limited partnership agreement contains certain provisions on project funding and distributions that could impact Sempra’s results of operations and cash flows. For instance, the existing limited partnership agreement provides for certain priority distributions to one or more of the minority partners if certain cash flow or rate of return performance levels are not achieved or a specified project that reaches a positive FID does not meet certain other conditions by certain dates. In addition, the post-closing limited partnership agreement provides that Sempra will continue to have substantially similar funding obligations as it has before the sale for cost overruns in the ECA LNG Phase 1 project and the PA LNG Phase 1 project. For more information about the terms of the limited partnership agreement, see “Part I – Item 1. Business” and Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
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
Cameron LNG JV has received major permits and FTA and non-FTA approvals associated with the potential expansion. In November 2025, we received approval from the FERC to extend the deadline for construction authorization until March 2033. The non-FTA approval for the proposed Cameron LNG Phase 2 project includes, among other things, a May 2026 deadline to commence commercial exports. In April 2026, the DOE extended that deadline to March 2033.
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
We received authorizations from the DOE to export U.S.-produced natural gas to Mexico and to re-export LNG to non-FTA countries from the ECA LNG Phase 1 project. In March 2026, the DOE extended the construction deadline associated with the project to September 2026.

We have an EPC contract with TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V., to construct the ECA LNG Phase 1 project. We estimate the total price of the EPC contract to be approximately $1.6 billion, with capital expenditures of approximately $2.5 billion including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates. The ECA LNG Phase 1 project achieved mechanical completion in December 2025 and introduced gas into the facility in April 2026. We continue to expect the project to produce LNG in the spring of 2026 during the commissioning period. We are targeting substantial completion in the summer of 2026 and sales under the long-term SPAs shortly thereafter, when the facility commences commercial operations. Prior to substantial completion, net proceeds from LNG sales are recognized as an offset to total project capital expenditures. Reaching substantial completion under the EPC contract is subject to various milestones, including achieving certain performance tests and functionality.
ECA LNG Phase 1’s customers have a termination right under their SPAs if the ECA LNG Phase 1 project does not commence commercial operations under the SPAs by February 24, 2026, subject to certain additional conditions. As of May 7, 2026, no customers have given notice of their intent to terminate the SPAs.
ECA LNG Phase 1 has a loan agreement with a borrowing capacity of $1.5 billion that matures in December 2027. At both March 31, 2026 and December 31, 2025, $1.3 billion of borrowings are outstanding under the loan agreement. IEnova and TotalEnergies SE have provided guarantees for repayment of the loan of up to $1,226 million and $305 million, respectively, plus accrued and unpaid interest. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
With respect to the ECA LNG Phase 1 project and the ECA LNG Phase 2 project that we discuss below, an unfavorable resolution of a land dispute and/or permit challenges, in each case that we discuss in Note 13 of the Notes to Condensed Consolidated Financial Statements, could have a material adverse effect on the development and construction of these projects.
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
Port Arthur LNG I has a seven-year term loan facility for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility for up to $200 million, each of which matures in March 2030. At March 31, 2026 and December 31, 2025, $3.8 billion and $3.2 billion, respectively, of borrowings are outstanding, and previous borrowings totaling $983 million have been repaid and cannot be reborrowed under the term loan facility agreement. Proceeds from the loan are being used to finance the cost of construction of the PA LNG Phase 1 project.

SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of March 31, 2026, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
As we discuss in Note 13 of the Notes to Condensed Consolidated Financial Statements, in April 2025, an incident occurred at the site of the PA LNG Phase 1 project that resulted in the deaths of three Bechtel employees and injuries to two Bechtel employees. As of May 4, 2026, there are two pending lawsuits filed by 17 plaintiffs related to the incident. Bechtel is providing indemnity pursuant to the terms of Port Arthur LNG I’s EPC contract and is continuing construction of the PA LNG Phase 1 project.
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
As we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements, in September 2025, PA2 JVCo issued 49.9% of its equity interests to Blackstone for $3.4 billion in cash at closing and a commitment to fund an additional $3.6 billion of capital contributions on a pre-determined funding schedule whereby Blackstone’s capital contributions are scheduled prior to SI Partners’ capital contributions. SI Partners holds the remaining 50.1% of equity interests in PA2 JVCo, and has committed to fund up to $7.8 billion to PA2 JVCo to support its share of the budgeted PA LNG Phase 2 project construction costs. SI Partners will continue to consolidate PA2 JVCo and direct the activities related to the construction and future operation and maintenance of the PA LNG Phase 2 project. Blackstone’s equity interest is subject to redemption and exit rights that are outside the control of SI Partners and Blackstone. As a result, we account for Blackstone’s NCI as being contingently redeemable, which is presented as CRNCI on Sempra’s Condensed Consolidated Balance Sheets.
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
Asset and Supply Optimization. As we discuss in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report, SI Partners enters into hedging transactions to help mitigate commodity price risk and optimize the value of its LNG, natural gas pipelines and storage, and power-generating assets. Some of these derivatives that we use as economic hedges do not meet the requirements for hedge accounting, or hedge accounting is not elected, and as a result, the changes in fair value of these derivatives are recorded in earnings. Consequently, significant changes in commodity prices have in the past and could in the future result in earnings volatility, which may be material, as the economic offset of these derivatives may not be recorded at fair value.
Off-Balance Sheet Arrangements. Our investment in Cameron LNG JV is a variable interest in an unconsolidated entity. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.
In February 2025, SI Partners entered into a credit support agreement related to a customer’s secured borrowing for repayment of its past due account balance, which constitutes a guarantee, for the benefit of a third-party financial institution. At March 31, 2026, SI Partners’ maximum exposure to loss is $29 million. The guarantee will terminate in May 2026. We discuss this guarantee in Note 13 of the Notes to Condensed Consolidated Financial Statements.

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
Energy Networks
Ecogas. As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, in December 2025, we entered into an agreement to sell Ecogas for 9.0 billion Mexican pesos (approximately $500 million in U.S. dollar-equivalent at March 31, 2026), subject to adjustments. In the first quarter of 2026, we entered into contingent foreign currency hedges, which we discuss in Note 8, that are designed to fix the exchange rate associated with the anticipated after-tax net proceeds. We expect to complete the sale in the second or third quarter of 2026, subject to closing conditions. As a result of satisfying all applicable criteria in June 2025, we classified Ecogas’ assets and liabilities as held for sale and ceased depreciation and amortization.
Louisiana Storage. SI Partners is constructing Louisiana Storage, a 12.5-billion-cubic-feet salt dome natural gas storage facility to support the PA LNG Phase 1 project. The construction includes an 11-mile pipeline that will connect to the Port Arthur Pipeline Louisiana Connector. We estimate the capital expenditures for the project will be approximately $400 million, including capitalized interest at the project level and project contingency. The actual amount of capital expenditures may differ substantially from our estimates. We expect Louisiana Storage to be ready for service in time to support the needs of the PA LNG Phase 1 project.
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
In December 2025, Sempra Infrastructure and the CFE further amended their transportation services agreement to re-route the portion of the pipeline that is in the Yaqui territory, whereby the CFE has agreed to reimburse Sempra Infrastructure for the re-routing costs with a new tariff and requires the pipeline to be back in service no later than July 2029. This amendment will terminate if certain conditions are not met, and Sempra Infrastructure retains the right to terminate the transportation services agreement and seek to recover its reasonable and documented costs and lost profit. Execution of the re-routing project is ongoing. Additionally, in December 2025, Sempra Infrastructure and the CFE entered into an agreement for potential equity participation in the Guaymas-El Oro segment of the Sonora pipeline.
We estimate the capital expenditures for re-routing the pipeline will be approximately $260 million, including capitalized interest and project contingency. The actual amount of capital expenditures may differ substantially from our estimates.

The Guaymas-El Oro segment of the Sonora pipeline, including the re-routed portion, currently constitutes a Sole Risk Project under the terms of the SI Partners limited partnership agreement, which means that Sempra Infrastructure holds a 100% interest in this Sole Risk Project. Sole Risk Projects are separated from other SI Partners projects and are conducted at Sempra’s sole cost, expense and liability and Sempra Infrastructure receives, through the acquisition of Sole Risk Interests, any economic and other benefits from such projects. The Guaymas-El Oro segment of the Sonora pipeline will continue to be owned by and a Sole Risk Project of Sempra after closing the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements. Any proceeds from a sale of the Guaymas-El Oro segment of the Sonora pipeline would be split between Sempra (90%) and ADIA (10%), subject to adjustments.
Low Carbon Solutions
Cimarrón Wind. SI Partners owns and operates the Cimarrón Wind project, an approximately 320 MW wind generation facility in Baja California, Mexico, that commenced commercial operations in March 2026.
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
Legal and Regulatory Matters
With respect to the ECA Regas Facility, ECA LNG Phase 1 project and ECA LNG Phase 2 project that we discuss above, an unfavorable resolution of a land dispute and/or permit challenges could have a material adverse effect on the natural gas regasification operations at the ECA Regas Facility and the development and construction of the ECA LNG projects. We discuss these legal matters in “Legal Proceedings – Other Sempra – Energía Costa Azul” in Note 13 of the Notes to Condensed Consolidated Financial Statements.
We discuss regulatory matters affecting our operations in Mexico and risks associated with Mexican laws, policies and government influence in “Part I – Item 1A. Risk Factors – Risks Related to Sempra Infrastructure – Legal and Regulatory Risks” in the Annual Report. Regulatory and other actions by the Mexican government could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of the Registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2026	$1,809	$674	$879
2025	1,482	578	779
Change	$327	$96	$100

Change in accounts receivable	$256		$324
Higher net income, adjusted for noncash items included in earnings	249	$71
Higher distributions from Oncor Holdings	87
Change in fixed-price contracts and other derivatives, current and noncurrent	45		41
Change in regulatory accounts, current and noncurrent	(57)	62	(119)
Change in accrued franchise fees	(63)		(42)
Change in income taxes receivable/payable, net	(82)
Change in GHG obligations, current and noncurrent	(147)		(121)
Change in accounts payable		(43)
Other	39	6	17
	$327	$96	$100

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2026	$(3,311)	$(478)	$(481)
2025	(2,785)	(523)	(555)
Change	$(526)	$45	$74

Higher contributions to Oncor Holdings	$(390)
(Increase) decrease in capital expenditures	(125)	$53	$74
Other	(11)	(8)
	$(526)	$45	$74

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra	SDG&E	SoCalGas
2026	$1,912	$544	$(411)
2025	1,476	552	(196)
Change	$436	$(8)	$(215)

Lower payments on long-term debt and finance leases	$734
Higher issuances of short-term debt with maturities greater than 90 days	328
Termination of interest rate swaps, net of transaction costs	96
Higher issuances of long-term debt	76	$248
Change in borrowings and repayments of short-term debt, net	(388)	(251)	$(214)
Higher payments on short-term debt with maturities greater than 90 days	(413)
Other	3	(5)	(1)
	$436	$(8)	$(215)
Capital Expenditures for PP&E and Investments

CAPITAL EXPENDITURES FOR PP&E AND INVESTMENTS
(Dollars in millions)
	Three months ended March 31,
	2026	2025
Sempra:
Sempra California(1)	$967	$1,094
Sempra Texas Utilities	876	486
Sempra Infrastructure	1,493	1,241
Segment totals	3,336	2,821
Parent and other	1	1
Total Sempra	$3,337	$2,822
(1)    Includes capital expenditures for PP&E of $486 and $539 at SDG&E and $481 and $555 at SoCalGas for 2026 and 2025, respectively.
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
COMMODITY PRICE RISK
SI Partners is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first three months of 2026, a hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $8 million at March 31, 2026 compared to $11 million at December 31, 2025.
The one-day value at risk for SDG&E’s and SoCalGas’ commodity positions are $3 million and negligible, respectively, at March 31, 2026 compared to $2 million and $6 million, respectively, at December 31, 2025.
INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	March 31, 2026			December 31, 2025
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$499	$—	$499	$1,436	$532	$904
Other	3,211	—	—	2,733	—	—
Long-term:
Sempra California fixed-rate	$19,009	$10,900	$8,109	$17,909	$9,800	$8,109
Other fixed-rate	12,758	—	—	11,958	—	—
(1)    Before reductions for unamortized discounts and debt issuance costs and excluding finance lease obligations.
At March 31, 2026 and December 31, 2025, the nominal amount of debt of $9,085 million and $8,287 million, respectively, is included in Liabilities Held for Sale on the Sempra Condensed Consolidated Balance Sheets, which consists of $444 million and $362 million of short‑term debt, $4,941 million and $5,766 million of long‑term fixed‑rate debt, and $3,700 million and $2,159 million of long‑term variable‑rate debt, respectively.
An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings attributable to common shares (but disregarding capitalized interest and impacts on equity earnings from debt at our equity method investees) that would result from a hypothetical change in market interest rates. Earnings attributable to common shares are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at March 31, 2026, including short-term debt classified as held for sale, increased or decreased by 10%, the change in earnings attributable to common shares over the 12-month period ending March 31, 2027 would be approximately $13 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt outstanding at March 31, 2026, all of which relates to variable-rate long-term debt classified as held for sale, after considering the effects of interest rate swaps, the change in earnings attributable to common shares over the 12-month period ending March 31, 2027 would be approximately $6 million.

FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURE
At March 31, 2026, SI Partners, which holds our foreign operations, is classified as held for sale. Upon completion of the sale, which we expect to occur in the second or third quarter of 2026, we will deconsolidate SI Partners and account for our remaining 25% interest under the equity method, which we expect will reduce volatility in our results of operations associated with foreign currency exchange rate fluctuations and Mexican inflation. We discuss our foreign currency exchange rate risk and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At March 31, 2026, there were no significant changes to our exposure to foreign currency exchange rate risk since December 31, 2025.
In 2025 and 2026 to date, SDG&E and SoCalGas experienced inflationary pressures from increases in various costs, including the cost of natural gas, electric fuel and purchased power, labor, materials, equipment and supplies, as well as decreased availability of many of these items. During this period, Sempra Texas Utilities experienced increased costs, including labor and contractor-related costs, materials, equipment and supplies, and does not have specific regulatory mechanisms that allow for recovery of higher non-reconcilable costs due to inflation; rather, recovery is limited to rate updates through capital trackers, UTM filings and base rate reviews, which may result in partial non-recovery due to regulatory lag. If such costs continue to be subject to inflationary pressures and we are not able to fully recover such higher costs in rates or there is a delay in recovery, these increased costs may have a significant effect on Sempra’s, SDG&E’s and SoCalGas’ results of operations, financial condition, cash flows and/or prospects.
In 2025 and 2026 to date, SI Partners experienced inflationary pressures from increases in various costs, including the cost of commodities, labor, materials, equipment and supplies, as well as decreased availability of many of these items. SI Partners generally secures long-term contracts that are U.S. dollar-denominated or referenced and are periodically adjusted for market factors, including inflation, and SI Partners generally enters into lump-sum contracts for its large construction projects in which much of the risk during construction is absorbed or hedged by the EPC contractor. If additional costs become subject to inflationary pressures, we may not be able to fully recover such higher costs through contractual adjustments for inflation, which may have a significant effect on Sempra’s results of operations, financial condition, cash flows and/or prospects.

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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.

INTERNAL CONTROL OVER FINANCIAL REPORTING
In January 2026, SI Partners implemented a new enterprise resource planning system (ERP platform) to replace its legacy system, which has affected business processes that are part of our internal control over financial reporting, including the revenue, expenditure, payroll and reporting cycles, that we consider to be material to Sempra. Management has taken steps to help ensure that controls were appropriately designed and implemented in connection with the integration of and transition to the new ERP platform. SI Partners continues to review and enhance the design and related documentation of its internal control over financial reporting in connection with its implementation of the new ERP platform in order to maintain an effective control framework.
Other than SI Partners’ implementation of a new ERP platform, there have been no changes in Sempra’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, any such company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses), including, environmental proceedings described in Item 103(c)(3) of SEC Regulation S-K, except for the matters (1) described in Note 13 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report, or (2) referred to in “Part I – Item 2. MD&A” in this report or in “Part I – Item 1A. Risk Factors” or “Part II – Item 7. MD&A” in the Annual Report.

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

ITEM 5. OTHER INFORMATION
(a)None.
(b)None.
(c)During the last fiscal quarter, no individual who was at the time a Sempra, SDG&E or SoCalGas director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement with respect to the securities of each such Registrant. As used herein, directors and officers are as defined in Rule 16a-1(f) under the Exchange Act, a Rule 10b5-1 trading arrangement is as defined in Item 408(a) of SEC Regulation S-K, and a non-Rule 10b5-1 trading arrangement is as defined in Item 408(c) of SEC Regulation S-K.

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

EXHIBIT INDEX
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 3 -- ARTICLES OF INCORPORATION AND BYLAWS

Sempra
3.1	Restated Articles of Incorporation of Sempra effective February 23, 2026.		10-K	3.1	02/26/26

3.2	Bylaws of Sempra (as amended through May 12, 2023).		8-K	3.2	05/16/23

San Diego Gas & Electric Company
3.3	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective August 15, 2014.		10-K	3.4	02/26/15

3.4	Bylaws of San Diego Gas & Electric Company (as amended through October 26, 2016).		10-Q	3.1	11/02/16

Southern California Gas Company
3.5	Restated Articles of Incorporation of Southern California Gas Company effective October 7, 1996.		10-K	3.01	03/28/97

3.6	Bylaws of Southern California Gas Company (as amended through January 30, 2017).		8-K	3.1	01/31/17

EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
Certain instruments defining the rights of holders of long-term debt instruments are not required to be filed or incorporated by reference herein pursuant to Item 601(b)(4)(iii)(A) of SEC Regulation S-K. Each Registrant agrees to furnish a copy of such instruments to the SEC upon request.

Sempra
4.1	Officers’ Certificate of Sempra, dated as of March 13, 2026, including the form of 5.250% Notes due 2036.		8-K	4.1	03/13/26

Sempra / San Diego Gas & Electric Company
4.2	Seventy-Eighth Supplemental Indenture, dated March 20, 2026.		8-K	4.1	03/20/26

4.3	Seventy-Ninth Supplemental Indenture, dated March 20, 2026.		8-K	4.2	03/20/26

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra
10.1
Amendment No.1 to ATM Equity Offering Sales Agreement, dated May 6, 2026, among Sempra and Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., Truist Securities, Inc., and Wells Fargo Securities, LLC, as sales agents and forward sellers, and Barclays Bank PLC, Bank of Montreal, BNP Paribas, Bank of America, N.A., Citibank, N.A., Crédit Agricole Corporate and Investment Bank, Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, Truist Bank and Wells Fargo Bank, National Association, as forward purchasers.
		X

Management Contract or Compensatory Plan, Contract or Arrangement
Sempra / San Diego Gas & Electric Company / Southern California Gas Company
10.2	Form of Sempra 2019 Long-Term Incentive Plan 2026 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-K	10.2	02/26/26

10.3	Form of Sempra 2019 Long-Term Incentive Plan 2026 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Utilities Index.		10-K	10.3	02/26/26

10.4	Severance Pay Agreement between Sempra and Robert J. Borthwick, signed March 20, 2023 and effective March 1, 2023.		10-K	10.31	02/26/26

Sempra / San Diego Gas & Electric Company
10.5	Severance Pay Agreement between Sempra and Maritza Mekitarian, signed February 12, 2026 and effective as of January 31, 2026.		10-K	10.50	02/26/26

Sempra / Southern California Gas Company
10.6	Letter Agreement from Southern California Gas Company to Rodger R. Schwecke, dated April 8, 2026.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra
31.1	Certification of Sempra’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra
32.1	Certification of Sempra’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA, (Registrant)

Date: May 7, 2026	By: /s/ Dyan Z. Wold
Dyan Z. Wold
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 7, 2026	By: /s/ Maritza Mekitarian
Maritza Mekitarian
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 7, 2026	By: /s/ Sara P. Mijares
Sara P. Mijares
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)