Form 10-Q
period 2026-06-30
SEMPRA; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2026-08-06
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		June 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	IRS Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	Sempra	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	San Diego Gas & Electric Company	California	95-1184800	No change
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	Southern California Gas Company	California	95-1240705	No change
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

Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding as of August 3, 2026:
Sempra	653,900,348 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra

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
Sempra uses the “Corporate updates” webpage, located under the Investor news tab of Sempra’s Investors website at sempra.com/investors, as a means of disclosing important information to investors, some of which may be material, and complying with its disclosure obligations under SEC Regulation FD. The information disseminated on this webpage will be supplemental to the information Sempra disseminates to investors through other channels, including filings with the SEC, press releases, and public conference calls and webcasts, and investors should monitor all these sources for material information about Sempra.
None of the website references in this report are active hyperlinks, and the information contained on or that can be accessed through any such website is not and shall not be deemed to be part of or incorporated by reference in this report or any other document that we file with or furnish to the SEC.

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

2019 Wildfire Legislation	AB 1054 and AB 111
2025 Wildfire Legislation	Senate Bill 254
AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
amparo	an extraordinary constitutional appeal governed by Articles 103 and 107 of the Mexican Constitution and filed in Mexican federal court
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Safety, Energy, and Environment)
ASU	Accounting Standards Update
ATM	at-the-market equity offering program pursuant to the Sales Agreement
Bechtel	Bechtel Energy Inc.
Blackstone	BX Frontier Member I LLC and BX Frontier Member II LLC, collectively
bps	basis points
CAL FIRE	California Department of Forestry and Fire Protection
California ISO adder	an additional 0.50% ROE for participation in the California ISO
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CCM	cost of capital adjustment mechanism
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
CNE	Comisión Nacional de Energía (Mexico’s National Commission of Energy)
CODM	chief operating decision maker as defined in Accounting Standards Codification 280
ConocoPhillips	ConocoPhillips Company
Continuation Account	the Wildfire Fund Continuation Account established by the 2025 Wildfire Legislation
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRNCI	contingently redeemable noncontrolling interest
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V., a subsidiary of SI Partners that owns the ECA LNG Phase 1 project
ECA LNG Phase 2	ECA LNG II Holdings B.V., a subsidiary of SI Partners that owns the ECA LNG Phase 2 project
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EPC	engineering, procurement and construction
EPS	earnings per common share
ERCOT	Electric Reliability Council of Texas, Inc., the ISO and the regional coordinator of various electricity systems within Texas
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FD	final decision
feed gas	natural gas that is provided to be used for processing to produce LNG
FERC	Federal Energy Regulatory Commission
FID	final investment decision
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HOA	Heads of Agreement

GLOSSARY

IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IMG	Infraestructura Marina del Golfo
IOU	investor-owned utility
IRS	U.S. Internal Revenue Service
ISO	Independent System Operator
ITC	investment tax credit
JV	joint venture
KKR Partners	affiliates of Kohlberg Kravis Roberts & Co. L.P. and indirect co-investor Canada Pension Plan Investment Board, collectively
KKR Pinnacle	KKR Pinnacle Investor L.P., an affiliate of Kohlberg Kravis Roberts & Co. L.P.
LACoFD	Los Angeles County Fire Department
LA Fires	the wildfires in Los Angeles County, California, including the Palisades, Eaton and other fires, that burned in January and February of 2025
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OEIS	Office of Energy Infrastructure Safety
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
Other Sempra	All Sempra consolidated entities, except for SDG&E and SoCalGas
outside basis difference	difference between carrying value and tax basis
PA2 JVCo	a subsidiary of SI Partners that owns Port Arthur LNG II
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PBOP	postretirement benefits other than pension
Port Arthur LNG I	Port Arthur LNG, LLC, a subsidiary of SI Partners that owns the PA LNG Phase 1 project
Port Arthur LNG II	Port Arthur LNG Phase II, LLC, a subsidiary of SI Partners that owns the PA LNG Phase 2 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PSEP	Pipeline Safety Enhancement Plan
PUCT	Public Utility Commission of Texas
Registrants	has the meaning set forth in Rule 12b-2 under the Exchange Act and consists of Sempra, SDG&E and SoCalGas for purposes of this report
ROE	return on equity
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
Sales Agreement	ATM Equity Offering Sales Agreement, dated November 6, 2024 and amended May 6, 2026, among Sempra and Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (each a sales agent or forward seller) and Barclays Bank PLC, Bank of Montreal, BNP Paribas, Bank of America, N.A., Citibank, N.A., Crédit Agricole Corporate and Investment Bank, Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, Truist Bank and Wells Fargo Bank, National Association, or one of their respective affiliates (each a forward purchaser)
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)

GLOSSARY

SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C, which we redeemed in October 2025 and which is no longer an authorized series of Sempra’s capital stock
Sharyland Utilities	Sharyland Utilities, L.L.C.
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s businesses not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate
SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement
SRP	Oncor’s system resiliency plan approved by the PUCT in November 2024
Support Agreement	support agreement, dated July 28, 2020 and amended in June 2021, January 2025 and March 2025, between Sempra and Sumitomo Mitsui Banking Corporation
TAG Norte	TAG Norte Holding, S. de R.L. de C.V.
TAG Pipelines	TAG Pipelines Norte, S. de R.L. de C.V.
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019 through May 31, 2025
TO5 adder refund provision	the provision in the TO5 settlement providing that SDG&E will refund the California ISO adder as of June 1, 2019 if the FERC issues an order ruling that California IOUs are no longer eligible for the California ISO adder
TO6	Electric Transmission Owner Formula Rate, effective June 1, 2025
TTI	Texas Transmission Investment LLC, an entity that owns a 19.75% interest in Oncor and is indirectly owned by OMERS Administration Corporation (acting through its infrastructure investment entity, OMERS Infrastructure Management Inc.) and GIC Private Limited
U.S. GAAP	generally accepted accounting principles in the United States of America
UTM	unified tracker mechanism
VIE	variable interest entity
VREP	Voluntary Retirement Enhancement Program
Wildfire Fund	the fund established pursuant to AB 1054
WMP	wildfire mitigation plan
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
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:
▪California wildfires, including potential liability for damages regardless of fault and any inability to recover all or a substantial portion of costs from insurance, the Wildfire Fund and the Continuation Account, rates from customers or a combination thereof
▪decisions, disallowances or denials of cost recovery, audits, investigations, inquiries, ordered studies, regulations, legislative actions, denials or revocations of permits, consents, approvals or other authorizations, renewals of franchises, and other actions, including the failure to honor contracts and commitments, by the (i) CNE, CPUC, DOE, ERCOT, FERC, IRS, PUCT and other regulatory bodies and (ii) U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries where we do business
▪the success of business development efforts, construction projects, acquisitions, divestitures, and other significant transactions, such as the planned sale of a portion of our equity interest in SI Partners, including risks related to, as applicable, (i) being able to reach a positive FID, (ii) negotiating pricing and other terms in definitive contracts, (iii) completing construction projects or other transactions on schedule and budget, (iv) realizing anticipated benefits from any of these efforts if completed, (v) obtaining regulatory and other approvals and (vi) third parties honoring their contracts and commitments, including with respect to closing or post-closing payments
▪changes to our capital expenditure plans and their potential impact on rate base or other growth
▪changes, due to evolving economic, political and other factors and increasing geopolitical instability as a result of wars or other conflicts in various parts of the world, to (i) trade and other foreign policy, including the imposition of tariffs by the U.S. and foreign countries (and uncertainty related to the implementation and enforceability thereof), and (ii) laws and regulations, including those related to tax and the energy industry in the U.S. and Mexico
▪litigation, arbitration, property disputes and other proceedings
▪cybersecurity threats, including by nation-state actors, of ransomware or other attacks on our systems, the energy grid or our other infrastructure, or the systems of third parties with which we conduct business
▪the availability, uses, sufficiency, and cost of capital resources and our ability to borrow money or otherwise raise capital on favorable terms and meet our obligations, which can be affected by, among other things, (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook, (ii) instability in the capital markets, and (iii) fluctuating interest rates and inflation
▪the impact of efforts to increase affordability of U.S. utility customer rates on our ability to obtain cost recovery from applicable regulators, our capital expenditure and other growth plans and our ability to advance statewide policies
▪the impact on affordability of customer rates, cost of capital and operating margin due to (i) volatility in inflation, interest rates, commodity prices, tariff rates, and foreign currency exchange rates and (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of meeting the demand for lower carbon and reliable energy in California
▪the impact of air quality and climate-related policies, laws, rules, regulations, trends and required disclosures, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies, the risk of nonrecovery for stranded assets, and uncertainty related to emerging technologies
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events, such as work stoppages, that disrupt our operations, damage our facilities or systems, cause the release of harmful materials or fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms or insurance or may impact our ability to obtain satisfactory levels of affordable insurance

▪the availability and reliability of electric power, natural gas and natural gas storage and transportation capacity, including disruptions caused by failures in the transmission grid or pipeline and storage systems or limitations on the injection and withdrawal of natural gas from storage facilities
▪Oncor’s ability to reduce or eliminate its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪other uncertainties, some of which are difficult to predict and beyond our control
We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(unaudited)
REVENUES
Utilities:
Natural gas	$1,364	$1,470	$3,389	$3,832
Electric	1,158	1,031	2,382	2,090
Energy-related businesses	475	499	881	880
Total revenues	2,997	3,000	6,652	6,802

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(63)	(183)	(398)	(676)
Cost of electric fuel and purchased power	(114)	(91)	(195)	(143)
Energy-related businesses cost of sales	69	(85)	(7)	(204)
Operation and maintenance	(1,251)	(1,239)	(2,493)	(2,582)
Depreciation and amortization	(612)	(653)	(1,233)	(1,293)
Franchise fees and other taxes	(194)	(165)	(404)	(361)
Other income, net	67	59	167	150
Interest income	38	14	78	48
Interest expense	(430)	(359)	(812)	(792)
Income before income taxes and equity earnings	507	298	1,355	949
Income tax expense	(112)	(172)	(177)	(229)
Equity earnings	547	393	914	718
Net income	942	519	2,092	1,438
Earnings attributable to noncontrolling interests	(141)	(46)	(248)	(48)
Earnings attributable to contingently redeemable noncontrolling interest	(4)	—	(10)	—
Preferred dividends	—	(11)	—	(22)
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$796	$461	$1,833	$1,367

Basic EPS:
Earnings	$1.22	$0.71	$2.80	$2.10
Weighted-average common shares outstanding	654,038	652,664	653,815	652,330

Diluted EPS:
Earnings	$1.21	$0.71	$2.80	$2.09
Weighted-average common shares outstanding	655,945	653,224	655,718	653,123
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	NCI (after tax)	CRNCI (after tax)	Total
	(unaudited)
	Three months ended June 30, 2026 and 2025
2026:
Net income	$909	$(112)	$797	$141	$4	$942
Other comprehensive income (loss):
Foreign currency translation adjustments	7	—	7	3	—	10
Financial instruments	39	(1)	38	1	—	39
Pension and other postretirement benefits	2	—	2	—	—	2
Total other comprehensive income	48	(1)	47	4	—	51
Comprehensive income	957	(113)	844	145	4	993
Preferred dividends of subsidiary	(1)	—	(1)	—	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$956	$(113)	$843	$145	$4	$992
2025:
Net income	$645	$(172)	$473	$46	$—	$519
Other comprehensive income (loss):
Foreign currency translation adjustments	11	—	11	5	—	16
Financial instruments	(36)	3	(33)	(7)	—	(40)
Pension and other postretirement benefits	3	(1)	2	—	—	2
Total other comprehensive loss	(22)	2	(20)	(2)	—	(22)
Comprehensive income	623	(170)	453	44	—	497
Preferred dividends of subsidiary	(1)	—	(1)	—	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$622	$(170)	$452	$44	$—	$496

	Six months ended June 30, 2026 and 2025
2026:
Net income	$2,011	$(177)	$1,834	$248	$10	$2,092
Other comprehensive income (loss):
Foreign currency translation adjustments	5	—	5	2	—	7
Financial instruments	42	(2)	40	3	—	43
Pension and other postretirement benefits	8	—	8	—	—	8
Total other comprehensive income	55	(2)	53	5	—	58
Comprehensive income	2,066	(179)	1,887	253	10	2,150
Preferred dividends of subsidiary	(1)	—	(1)	—	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,065	$(179)	$1,886	$253	$10	$2,149
2025:
Net income	$1,619	$(229)	$1,390	$48	$—	$1,438
Other comprehensive income (loss):
Foreign currency translation adjustments	11	—	11	5	—	16
Financial instruments	(72)	7	(65)	(12)	—	(77)
Pension and other postretirement benefits	6	(1)	5	—	—	5
Total other comprehensive loss	(55)	6	(49)	(7)	—	(56)
Comprehensive income	1,564	(223)	1,341	41	—	1,382
Preferred dividends of subsidiary	(1)	—	(1)	—	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,563	$(223)	$1,340	$41	$—	$1,381
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2026	2025(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48	$29
Restricted cash	2	2
Accounts receivable – trade, net	1,442	1,767
Accounts receivable – other, net	190	157
Due from unconsolidated affiliates	45	—
Income taxes receivable	252	71
Inventories	496	561
Regulatory assets	511	761
Greenhouse gas allowances	196	203
Assets held for sale	32,939	31,024
Other current assets	169	262
Total current assets	36,290	34,837

Other assets:
Regulatory assets	4,297	3,868
Greenhouse gas allowances	1,498	1,221
Nuclear decommissioning trusts	920	899
Dedicated assets in support of certain benefit plans	617	605
Deferred income taxes	10	10
Right-of-use assets – operating leases	1,279	1,262
Investment in Oncor Holdings	19,002	17,472
Other investments	150	147
Wildfire fund	235	246
Other long-term assets	1,247	1,300
Total other assets	29,255	27,030

Property, plant and equipment:
Property, plant and equipment	68,371	66,900
Less accumulated depreciation and amortization	(18,635)	(17,889)
Property, plant and equipment, net	49,736	49,011
Total assets	$115,281	$110,878
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2026	2025(1)
	(unaudited)
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term debt	$3,566	$4,166
Accounts payable – trade	1,225	1,461
Accounts payable – other	198	203
Due to unconsolidated affiliates	—	8
Dividends and interest payable	807	770
Accrued compensation and benefits	358	521
Regulatory liabilities	3	3
Current portion of long-term debt and finance leases	2,075	1,876
Greenhouse gas obligations	196	203
Liabilities held for sale	12,992	11,704
Other current liabilities	685	979
Total current liabilities	22,105	21,894

Long-term debt and finance leases	31,023	28,979

Deferred credits and other liabilities:
Regulatory liabilities	4,396	4,250
Greenhouse gas obligations	1,164	957
Pension and other postretirement benefit plan obligations, net of plan assets	119	124
Deferred income taxes	6,505	6,127
Asset retirement obligations	3,816	3,743
Deferred credits and other	2,847	2,805
Total deferred credits and other liabilities	18,847	18,006

Commitments and contingencies (Note 13)

Contingently redeemable noncontrolling interest	3,308	3,206

Equity:
Preferred stock (50,000,000 shares authorized; none issued)	—	—
Common stock (1,125,000,000 shares authorized; 653,754,366 and 652,731,668 shares outstanding at June 30, 2026 and December 31, 2025, respectively; no par value)	14,763	14,699
Retained earnings	18,066	17,092
Accumulated other comprehensive income (loss)	(144)	(197)
Total Sempra shareholders’ equity	32,685	31,594
Preferred stock of subsidiary	20	20
Other noncontrolling interests	7,293	7,179
Total equity	39,998	38,793
Total liabilities, contingently redeemable noncontrolling interest, and equity	$115,281	$110,878
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,092	$1,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,233	1,293
Deferred income taxes and investment tax credits	241	128
Equity earnings	(914)	(718)
Share-based compensation expense	44	11
Fixed-price contracts and other derivatives	(200)	82
Bad debt expense	48	37
Other	4	(36)
Net change in working capital components	268	(498)
Distributions from investments	721	516
Changes in other noncurrent assets and liabilities, net	(420)	13
Net cash provided by operating activities	3,117	2,266

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(4,687)	(4,640)
Expenditures for investments	(1,485)	(972)
Purchases of nuclear decommissioning and other trust assets	(650)	(531)
Proceeds from sales of nuclear decommissioning and other trust assets	679	580
Advances to unconsolidated affiliates	(30)	—
Other	9	—
Net cash used in investing activities	(6,164)	(5,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(826)	(787)
Preferred dividends paid	—	(22)
Issuances of common stock, net	30	19
Repurchases of common stock	(21)	(58)
Issuances of debt (maturities greater than 90 days)	8,092	5,458
Payments on debt (maturities greater than 90 days) and finance leases	(4,544)	(3,411)
(Decrease) increase in short-term debt, net	(600)	682
Advances from unconsolidated affiliates	79	44
Contributions from noncontrolling interests	74	83
Distributions to noncontrolling interests	(135)	(91)
Termination of interest rate swaps, net of transaction costs	96	—
Other	(51)	(26)
Net cash provided by financing activities	2,194	1,891

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	1

Decrease in cash, cash equivalents and restricted cash	(852)	(1,405)
Cash, cash equivalents and restricted cash, January 1	3,552	1,589
Cash, cash equivalents and restricted cash, June 30	$2,700	$184
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Six months ended June 30,
	2026	2025
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$764	$691
Income tax payments, net of refunds	124	290

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Repayments of advances from unconsolidated affiliate in lieu of distributions	$60	$45
Accrued capital expenditures for PP&E	1,472	1,167
Increase in ARO capitalized to PP&E	17	60
Increase in finance lease obligations capitalized to PP&E	8	31
Unamortized debt issuance costs reclassified from noncurrent assets to long-term debt	22	37
Change in equity related to allocation of interests	92	—
Preferred dividends declared but not paid	—	11
Common dividends declared but not paid	429	421
Common dividends issued in stock	25	26
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Dollars in millions)
	CRNCI	Preferred stock	Common stock	Retained earnings	AOCI	Sempra shareholders' equity	NCI	Total equity
	(unaudited)
	Three months ended June 30, 2026
Balance at March 31, 2026	$3,254	$—	$14,731	$17,699	$(191)	$32,239	$7,235	$39,474
Net income	4			797		797	141	938
Other comprehensive income					47	47	4	51
Share-based compensation expense			19			19		19
Dividends declared:
Common stock ($0.66/share)				(429)		(429)		(429)
Preferred dividends of subsidiary				(1)		(1)		(1)
Issuances of common stock			34			34		34
Repurchases of common stock			(1)			(1)		(1)
CRNCI and NCI activities:
Allocation of interests	50		(20)			(20)	(30)	(50)
Contributions from NCI							33	33
Distributions to NCI							(70)	(70)
Balance at June 30, 2026	$3,308	$—	$14,763	$18,066	$(144)	$32,685	$7,313	$39,998

	Three months ended June 30, 2025
Balance at March 31, 2025	$—	$889	$13,484	$17,465	$(195)	$31,643	$6,559	$38,202
Net income				473		473	46	519
Other comprehensive loss					(20)	(20)	(2)	(22)
Share-based compensation expense			13			13		13
Dividends declared:
Series C preferred stock ($12.19/share)				(11)		(11)		(11)
Common stock ($0.64/share)				(421)		(421)		(421)
Preferred dividends of subsidiary				(1)		(1)		(1)
Issuances of common stock			22			22		22
Repurchases of common stock			(1)			(1)		(1)
CRNCI and NCI activities:
Contributions from NCI							49	49
Distributions to NCI							(53)	(53)
Balance at June 30, 2025	$—	$889	$13,518	$17,505	$(215)	$31,697	$6,599	$38,296
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Dollars in millions)
	CRNCI	Preferred stock	Common stock	Retained earnings	AOCI	Sempra shareholders’ equity	NCI	Total equity
	(unaudited)
	Six months ended June 30, 2026
Balance at December 31, 2025	$3,206	$—	$14,699	$17,092	$(197)	$31,594	$7,199	$38,793
Net income	10			1,834		1,834	248	2,082
Other comprehensive income					53	53	5	58
Share-based compensation expense			44			44		44
Dividends declared:
Common stock ($1.32/share)				(859)		(859)		(859)
Preferred dividends of subsidiary				(1)		(1)		(1)
Issuances of common stock			55			55		55
Repurchases of common stock			(21)			(21)		(21)
CRNCI and NCI activities:
Allocation of interests	92		(14)			(14)	(78)	(92)
Contributions from NCI							74	74
Distributions to NCI							(135)	(135)
Balance at June 30, 2026	$3,308	$—	$14,763	$18,066	$(144)	$32,685	$7,313	$39,998

	Six months ended June 30, 2025
Balance at December 31, 2024	$—	$889	$13,520	$16,979	$(166)	$31,222	$6,566	$37,788
Net income				1,390		1,390	48	1,438
Other comprehensive loss					(49)	(49)	(7)	(56)
Share-based compensation expense			11			11		11
Dividends declared:
Series C preferred stock ($24.38/share)				(22)		(22)		(22)
Common stock ($1.29/share)				(841)		(841)		(841)
Preferred dividends of subsidiary				(1)		(1)		(1)
Issuances of common stock			45			45		45
Repurchases of common stock			(58)			(58)		(58)
CRNCI and NCI activities:
Contributions from NCI							83	83
Distributions to NCI							(91)	(91)
Balance at June 30, 2025	$—	$889	$13,518	$17,505	$(215)	$31,697	$6,599	$38,296
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(unaudited)
Operating revenues:
Electric	$1,163	$1,034	$2,391	$2,098
Natural gas	205	228	524	584
Total operating revenues	1,368	1,262	2,915	2,682
Operating expenses:
Cost of electric fuel and purchased power	135	106	229	179
Cost of natural gas	22	44	112	131
Operation and maintenance	407	403	830	843
Depreciation and amortization	331	323	675	643
Franchise fees and other taxes	119	98	242	208
Total operating expenses	1,014	974	2,088	2,004
Operating income	354	288	827	678
Other income, net	24	31	62	71
Interest income	3	2	4	2
Interest expense	(152)	(139)	(299)	(274)
Income before income taxes	229	182	594	477
Income tax expense	(39)	(7)	(108)	(21)
Net income/Earnings attributable to common shares	$190	$175	$486	$456
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2026 and 2025
2026:
Net income/Comprehensive income	$229	$(39)	$190
2025:
Net income/Comprehensive income	$182	$(7)	$175

	Six months ended June 30, 2026 and 2025
2026:
Net income/Comprehensive income	$594	$(108)	$486
2025:
Net income/Comprehensive income	$477	$(21)	$456
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2026	2025(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$7
Accounts receivable – trade, net	884	809
Accounts receivable – other, net	98	92
Due from unconsolidated affiliates	18	1
Income taxes receivable, net	75	30
Inventories	264	267
Prepaid expenses	54	121
Regulatory assets	336	433
Greenhouse gas allowances	24	28
Other current assets	33	18
Total current assets	1,787	1,806

Other assets:
Regulatory assets	2,046	1,953
Greenhouse gas allowances	303	286
Nuclear decommissioning trusts	920	899
Right-of-use assets – operating leases	1,009	1,047
Wildfire fund	235	246
Other long-term assets	132	141
Total other assets	4,645	4,572

Property, plant and equipment:
Property, plant and equipment	35,769	35,033
Less accumulated depreciation and amortization	(9,133)	(8,729)
Property, plant and equipment, net	26,636	26,304
Total assets	$33,068	$32,682
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2026	2025(1)
	(unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term debt	$2	$531
Accounts payable – trade	681	712
Accounts payable – other	43	42
Due to unconsolidated affiliates	40	59
Interest payable	107	94
Accrued compensation and benefits	95	174
Regulatory liabilities	3	3
Current portion of long-term debt and finance leases	51	798
Greenhouse gas obligations	24	28
Asset retirement obligations	110	107
Other current liabilities	247	273
Total current liabilities	1,403	2,821

Long-term debt and finance leases	11,150	10,081

Deferred credits and other liabilities:
Regulatory liabilities	3,112	2,960
Greenhouse gas obligations	154	137
Pension obligation, net of plan assets	30	19
Deferred income taxes	3,380	3,286
Asset retirement obligations	749	746
Deferred credits and other	1,671	1,699
Total deferred credits and other liabilities	9,096	8,847

Commitments and contingencies (Note 13)

Shareholder’s equity:
Preferred stock (45,000,000 shares authorized; none issued)	—	—
Common stock (255,000,000 shares authorized; 116,583,358 shares outstanding; no par value)	1,660	1,660
Retained earnings	9,765	9,279
Accumulated other comprehensive income (loss)	(6)	(6)
Total shareholder’s equity	11,419	10,933
Total liabilities and shareholder’s equity	$33,068	$32,682
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$486	$456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	675	643
Deferred income taxes and investment tax credits	34	(1)
Bad debt expense	35	22
Other	(10)	(22)
Net change in working capital components	(86)	(200)
Changes in noncurrent assets and liabilities, net	(14)	(33)
Net cash provided by operating activities	1,120	865

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(934)	(1,270)
Purchases of nuclear decommissioning trust assets	(504)	(469)
Proceeds from sales of nuclear decommissioning trust assets	516	499
Other	13	—
Net cash used in investing activities	(909)	(1,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	1,096	848
Payments on debt (maturities greater than 90 days) and finance leases	(774)	(21)
Decrease in short-term debt, net	(529)	(417)
Debt issuance costs	(10)	(7)
Net cash (used in) provided by financing activities	(217)	403

(Decrease) increase in cash and cash equivalents	(6)	28
Cash and cash equivalents, January 1	7	—
Cash and cash equivalents, June 30	$1	$28

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$281	$258
Income tax payments, net of refunds	120	17

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$185	$220
Increase in finance lease obligations capitalized to PP&E	7	4
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	AOCI	Total shareholder’s equity
	(unaudited)
	Three months ended June 30, 2026
Balance at March 31, 2026	$1,660	$9,575	$(6)	$11,229
Net income		190		190
Balance at June 30, 2026	$1,660	$9,765	$(6)	$11,419

	Three months ended June 30, 2025
Balance at March 31, 2025	$1,660	$9,197	$(12)	$10,845
Net income		175		175
Balance at June 30, 2025	$1,660	$9,372	$(12)	$11,020

	Six months ended June 30, 2026
Balance at December 31, 2025	$1,660	$9,279	$(6)	$10,933
Net income		486		486
Balance at June 30, 2026	$1,660	$9,765	$(6)	$11,419

	Six months ended June 30, 2025
Balance at December 31, 2024	$1,660	$8,916	$(12)	$10,564
Net income		456		456
Balance at June 30, 2025	$1,660	$9,372	$(12)	$11,020
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(unaudited)

Operating revenues	$1,187	$1,268	$2,915	$3,288
Operating expenses:
Cost of natural gas	51	152	307	567
Operation and maintenance	619	622	1,240	1,379
Depreciation and amortization	276	251	549	493
Franchise fees and other taxes	72	62	153	141
Total operating expenses	1,018	1,087	2,249	2,580
Operating income	169	181	666	708
Other income (expense), net	41	(2)	84	40
Interest income	2	1	3	3
Interest expense	(104)	(89)	(201)	(179)
Income before income taxes	108	91	552	572
Income tax expense	—	(6)	(20)	(44)
Net income	108	85	532	528
Preferred dividends	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$107	$84	$531	$527
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2026 and 2025
2026:
Net income/Comprehensive income	$108	$—	$108
2025:
Net income	$91	$(6)	$85
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$92	$(6)	$86

	Six months ended June 30, 2026 and 2025
2026:
Net income/Comprehensive income	$552	$(20)	$532
2025:
Net income	$572	$(44)	$528
Other comprehensive income (loss):
Pension and other postretirement benefits	3	—	3
Total other comprehensive income	3	—	3
Comprehensive income	$575	$(44)	$531
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2026	2025(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2	$14
Accounts receivable – trade, net	558	958
Accounts receivable – other, net	83	61
Due from unconsolidated affiliates	5	8
Inventories	232	294
Regulatory assets	175	328
Greenhouse gas allowances	172	175
Other current assets	74	91
Total current assets	1,301	1,929

Other assets:
Regulatory assets	2,215	1,888
Greenhouse gas allowances	1,195	935
Right-of-use assets – operating leases	126	68
Other long-term assets	692	738
Total other assets	4,228	3,629

Property, plant and equipment:
Property, plant and equipment	31,680	31,078
Less accumulated depreciation and amortization	(9,282)	(8,948)
Property, plant and equipment, net	22,398	22,130
Total assets	$27,927	$27,688
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2026	2025(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$500	$903
Accounts payable – trade	467	727
Accounts payable – other	154	161
Due to unconsolidated affiliates	63	35
Accrued compensation and benefits	166	219
Current portion of long-term debt and finance leases	725	529
Greenhouse gas obligations	172	175
Asset retirement obligations	95	98
Other current liabilities	275	536
Total current liabilities	2,617	3,383

Long-term debt and finance leases	7,550	7,619

Deferred credits and other liabilities:
Regulatory liabilities	1,284	1,290
Greenhouse gas obligations	1,010	820
Pension obligation, net of plan assets	18	18
Deferred income taxes	2,481	2,271
Asset retirement obligations	3,064	2,994
Deferred credits and other	536	457
Total deferred credits and other liabilities	8,393	7,850

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock (11,000,000 shares authorized; 862,043 shares outstanding)	22	22
Common stock (100,000,000 shares authorized; 91,300,000 shares outstanding; no par value)	2,316	2,316
Retained earnings	7,046	6,515
Accumulated other comprehensive income (loss)	(17)	(17)
Total shareholders’ equity	9,367	8,836
Total liabilities and shareholders’ equity	$27,927	$27,688
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$532	$528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	549	493
Deferred income taxes	21	7
Bad debt expense	22	17
Other	(4)	(14)
Net change in working capital components	264	(34)
Changes in noncurrent assets and liabilities, net	(143)	145
Net cash provided by operating activities	1,241	1,142

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(967)	(1,045)
Net cash used in investing activities	(967)	(1,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Issuances of debt (maturities greater than 90 days)	647	1,090
Payments on debt (maturities greater than 90 days) and finance leases	(517)	(1,063)
Decrease in short-term debt, net	(403)	(126)
Other	(12)	(9)
Net cash used in financing activities	(286)	(109)

Decrease in cash and cash equivalents	(12)	(12)
Cash and cash equivalents, January 1	14	12
Cash and cash equivalents, June 30	$2	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$188	$170
Income tax payments	29	55

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$220	$221
Increase in finance lease obligations capitalized to PP&E	1	27
Increase in ARO capitalized to PP&E	8	60
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	AOCI	Total shareholders’ equity
	(unaudited)
	Three months ended June 30, 2026
Balance at March 31, 2026	$22	$2,316	$6,939	$(17)	$9,260
Net income			108		108
Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Balance at June 30, 2026	$22	$2,316	$7,046	$(17)	$9,367

	Three months ended June 30, 2025
Balance at March 31, 2025	$22	$2,316	$6,293	$(25)	$8,606
Net income			85		85
Other comprehensive income				1	1
Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Balance at June 30, 2025	$22	$2,316	$6,377	$(24)	$8,691

	Six months ended June 30, 2026
Balance at December 31, 2025	$22	$2,316	$6,515	$(17)	$8,836
Net income			532		532
Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Balance at June 30, 2026	$22	$2,316	$7,046	$(17)	$9,367

	Six months ended June 30, 2025
Balance at December 31, 2024	$22	$2,316	$5,850	$(27)	$8,161
Net income			528		528
Other comprehensive income				3	3
Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Balance at June 30, 2025	$22	$2,316	$6,377	$(24)	$8,691
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
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after June 30, 2026 through the date the financial statements were issued and, in the opinion of management, the accompanying financial statements reflect all adjustments and disclosures necessary for a fair presentation.
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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at June 30, 2026 and December 31, 2025. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,093 million and $1,109 million at June 30, 2026 and December 31, 2025, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.

Other Sempra
Nonconsolidated VIEs
Oncor Holdings. Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing measures, governance mechanisms and commitments in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which is $19,002 million and $17,472 million at June 30, 2026 and December 31, 2025, respectively.
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
Cameron LNG JV. Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. At June 30, 2026 and December 31, 2025, the carrying value of our investment is $1,315 million and $1,259 million, respectively, of which $1,299 million and $1,242 million, respectively, is classified as held for sale (see Note 6). Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 13.
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
Sempra consolidated $17,386 million and $15,950 million of assets at June 30, 2026 and December 31, 2025, respectively, consisting primarily of PP&E, net, and restricted cash attributable to these VIEs that could be used only to settle obligations of these VIEs and that are not available to settle obligations of Sempra, and $7,662 million and $6,335 million of liabilities at June 30, 2026 and December 31, 2025, respectively, consisting primarily of long-term debt and accounts payable attributable to these VIEs for which creditors do not have recourse to the general credit of Sempra. At June 30, 2026 and December 31, 2025, these assets and liabilities are classified as held for sale (see Note 6).
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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	June 30, 2026	December 31, 2025
Sempra:
Cash and cash equivalents	$48	$29
Restricted cash, current	2	2
Assets held for sale	2,650	3,521
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$2,700	$3,552

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

Changes in allowances for credit losses for trade receivables, other receivables and a note receivable are as follows:

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2026	2025
Sempra:
Allowances for credit losses at January 1	$298	$519
Provisions for expected credit losses(1)	50	33
Write-offs	(78)	(94)
Reclassification to assets held for sale	6	—
Allowances for credit losses at June 30	$276	$458
SDG&E:
Allowances for credit losses at January 1	$80	$114
Provisions for expected credit losses	34	25
Write-offs	(35)	(40)
Allowances for credit losses at June 30	$79	$99
SoCalGas:
Allowances for credit losses at January 1	$214	$285
Provisions for expected credit losses	22	21
Write-offs	(43)	(54)
Allowances for credit losses at June 30	$193	$252
(1)    Includes activities in 2026 within the disposal group that is classified as held for sale.
Allowances for credit losses related to trade receivables, other receivables and a note receivable are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	June 30,	December 31,
	2026	2025
Sempra:
Accounts receivable – trade, net	$212	$235
Accounts receivable – other, net	48	47
Other long-term assets(1)(2)	16	16
Total allowances for credit losses	$276	$298
SDG&E:
Accounts receivable – trade, net	$48	$49
Accounts receivable – other, net	27	26
Other long-term assets(1)	4	5
Total allowances for credit losses	$79	$80
SoCalGas:
Accounts receivable – trade, net	$164	$186
Accounts receivable – other, net	21	21
Other long-term assets(1)	8	7
Total allowances for credit losses	$193	$214
(1)    In January 2024, the CPUC directed SDG&E and SoCalGas to offer long-term payment plans to eligible residential customers with past-due balances.
(2)    At both June 30, 2026 and December 31, 2025, includes $4 of expected credit losses on an interest-bearing promissory note due from KKR Pinnacle.
Off-Balance Sheet Credit Exposures
We are exposed to credit losses from off-balance sheet arrangements through Sempra’s guarantee related to the SDSRA which we discuss in Note 13. We were also exposed to credit losses related to SI Partners’ February 2025 credit support agreement, which expired in May 2026. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on our off-balance sheet arrangements based on external credit ratings, published default rate studies and the maturity date of the arrangements. On Sempra’s Condensed Consolidated Balance Sheets, expected credit losses of $4 million and $5 million are included in Deferred Credits and Other at June 30, 2026 and December 31, 2025, respectively, and $2 million are included in Liabilities Held for Sale at December 31, 2025.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at the Registrants in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	June 30, 2026	December 31, 2025
Sempra:
Tax sharing agreement with Oncor Holdings	$15	$—
Sharyland Utilities – 5.14% Note due May 1, 2027(1)	30	—
Total due from unconsolidated affiliates – current	$45	$—

Tax sharing agreement with Oncor Holdings	$—	$(8)
Total due to unconsolidated affiliates – current	$—	$(8)
SDG&E:
SoCalGas	$17	$—
Various affiliates	1	1
Total due from unconsolidated affiliates – current	$18	$1

Sempra	$(32)	$(48)
SoCalGas	—	(6)
Various affiliates	(8)	(5)
Total due to unconsolidated affiliates – current	$(40)	$(59)

Income taxes due from Sempra(2)	$88	$43
SoCalGas:
SDG&E	$—	$6
Various affiliates	5	2
Total due from unconsolidated affiliates – current	$5	$8

Sempra	$(46)	$(35)
SDG&E	(17)	—
Total due to unconsolidated affiliates – current	$(63)	$(35)

Income taxes due from (to) Sempra(2)	$24	$(6)
(1)     Note bears interest at the lower of Sempra’s intercompany borrowing rate or the maximum rate permitted under applicable California law, which was 5.14% at June 30, 2026. Amount includes principal balance plus accumulated interest outstanding.
(2)    SDG&E and SoCalGas are included in the consolidated income tax return of Sempra, and their respective income tax expense/benefit is computed as an amount equal to that which would result from each company having always filed a separate return. Amounts include current and noncurrent income taxes due from/to Sempra.
At both June 30, 2026 and December 31, 2025, amounts due from unconsolidated affiliates – current of $3 million are included in Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheets. At June 30, 2026 and December 31, 2025, amounts due to unconsolidated affiliates – noncurrent of $506 million and $477 million, respectively, are included in Liabilities Held for Sale on the Sempra Condensed Consolidated Balance Sheets. These amounts relate to U.S. dollar‑denominated loans at fixed interest rates with TAG Pipelines and TAG Norte and a variable interest rate note with IMG, and include outstanding principal, accrued interest, and value‑added tax payable to the Mexican government.

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sempra:
Revenues	$8	$8	$16	$17
Interest expense	6	5	12	9
SDG&E:
Revenues	$6	$5	$12	$11
Cost of sales	35	30	63	68
SoCalGas:
Revenues	$46	$40	$92	$81
Cost of sales(1)	(2)	—	(2)	(1)
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provides guarantees to certain unconsolidated affiliates, which we discuss in Note 13.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Natural gas	$104	$158	$2	$2	$102	$156
Materials and supplies	392	403	262	265	130	138
Total	$496	$561	$264	$267	$232	$294
At both June 30, 2026 and December 31, 2025, total inventories of $109 million are included in Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheets. At June 30, 2026 and December 31, 2025, inventories consist of $8 million and $12 million of natural gas, $3 million and $12 million of LNG, and $98 million and $85 million of materials and supplies, respectively.

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement Plan, Cash Balance Restoration Plan and Employee and Director Savings Plan, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $617 million and $605 million at June 30, 2026 and December 31, 2025, respectively.

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

In July 2026, a participating IOU publicly disclosed that it has received, or expects to receive, approximately $1.38 billion in aggregate reimbursements from the Wildfire Fund for eligible claims related to wildfires that occurred in 2019 and 2021. Also in July 2026, another participating IOU publicly disclosed it has received, or expects to receive, approximately $645 million in aggregate reimbursements from the Wildfire Fund for losses incurred and expected to be incurred in connection with one of the LA Fires, which was found by the LACoFD and CAL FIRE investigators to have been caused by such IOU’s equipment. The administrator of the Wildfire Fund has confirmed that this wildfire qualifies as a “covered wildfire” for purposes of accessing the Wildfire Fund, and the scope of potential damages caused by this fire could materially reduce or exhaust the Wildfire Fund. The participating IOU whose equipment was found to have caused this LA Fire stated that it is currently unable to reasonably estimate a range of potential losses associated with this event. Accordingly, SDG&E is unable to estimate a range of potential loss resulting from any reduction in available coverage from the Wildfire Fund. The carrying value of SDG&E’s Wildfire Fund asset totaled $248 million at June 30, 2026.
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

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At June 30, 2026 and December 31, 2025, Other Long-Term Assets includes $377 million and $368 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowances for credit losses, on Sempra’s Condensed Consolidated Balance Sheets.
Upon completion of the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6, Sempra and the KKR Partners will amend this promissory note to, among other things, extend its maturity date and increase its interest rate to 8.5% per annum before January 1, 2031 and 10.0% per annum thereafter through a due date seven years and 91 days after the closing.

CAPITALIZED FINANCING COSTS
The table below summarizes capitalized financing costs.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sempra:
Capitalized interest	$195	$133	$379	$253
AFUDC debt	14	16	27	29
AFUDC equity	38	46	80	87
SDG&E:
AFUDC debt	$7	$9	$13	$15
AFUDC equity	16	23	33	42
SoCalGas:
AFUDC debt	$7	$7	$14	$14
AFUDC equity	15	18	30	36

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Three months ended June 30, 2026 and 2025
Sempra:
Balance at March 31, 2026	$(47)	$(52)	$(92)	$(191)
OCI before reclassifications	7	37	—	44
Amounts reclassified from AOCI	—	1	2	3
Net OCI	7	38	2	47
Balance at June 30, 2026	$(40)	$(14)	$(90)	$(144)

Balance at March 31, 2025	$(66)	$(17)	$(112)	$(195)
OCI before reclassifications	11	(34)	—	(23)
Amounts reclassified from AOCI	—	1	2	3
Net OCI	11	(33)	2	(20)
Balance at June 30, 2025	$(55)	$(50)	$(110)	$(215)
SDG&E:
Balance at March 31, 2026 and June 30, 2026			$(6)	$(6)

Balance at March 31, 2025 and June 30, 2025			$(12)	$(12)
SoCalGas:
Balance at March 31, 2026 and June 30, 2026		$(9)	$(8)	$(17)

Balance at March 31, 2025		$(10)	$(15)	$(25)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at June 30, 2025		$(10)	$(14)	$(24)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Six months ended June 30, 2026 and 2025
Sempra:
Balance at December 31, 2025	$(45)	$(54)	$(98)	$(197)
OCI before reclassifications	5	42	5	52
Amounts reclassified from AOCI	—	(2)	3	1
Net OCI	5	40	8	53
Balance at June 30, 2026	$(40)	$(14)	$(90)	$(144)

Balance at December 31, 2024	$(66)	$15	$(115)	$(166)
OCI before reclassifications	11	(65)	(2)	(56)
Amounts reclassified from AOCI	—	—	7	7
Net OCI	11	(65)	5	(49)
Balance at June 30, 2025	$(55)	$(50)	$(110)	$(215)
SDG&E:
Balance at December 31, 2025 and June 30, 2026			$(6)	$(6)

Balance at December 31, 2024 and June 30, 2025			$(12)	$(12)
SoCalGas:
Balance at December 31, 2025 and June 30, 2026		$(9)	$(8)	$(17)

Balance at December 31, 2024		$(10)	$(17)	$(27)
OCI before reclassifications		—	(2)	(2)
Amounts reclassified from AOCI		—	5	5
Net OCI		—	3	3
Balance at June 30, 2025		$(10)	$(14)	$(24)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended June 30,
	2026	2025
Sempra:
Financial instruments:
Interest rate instruments	$(2)	$—	Interest expense
Interest rate instruments	1	1	Equity earnings(1)
Foreign exchange instruments	(1)	(1)	Revenues: Energy-related businesses
	1	1	Other income, net
Foreign exchange instruments	1	(1)	Equity earnings(1)
Total, net of income tax	—	—
	1	1	Earnings attributable to noncontrolling interests
Total, net of income tax and after NCI	$1	$1

Pension and PBOP(2):
Amortization of actuarial loss	$1	$1	Other income, net
Amortization of prior service cost	1	1	Other income, net
Total, net of income tax	$2	$2

Total reclassifications for the period, net of income tax and after NCI	$3	$3
SoCalGas:
Pension and PBOP(2):
Amortization of prior service cost	$—	$1	Other income (expense), net
Total, net of income tax	$—	$1

Total reclassifications for the period, net of income tax	$—	$1
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Six months ended June 30,
	2026	2025
Sempra:
Financial instruments:
Interest rate instruments	$(3)	$(2)	Interest expense
Interest rate instruments	—	(4)	Equity earnings(1)
Foreign exchange instruments	(3)	1	Revenues: Energy-related businesses
	1	1	Other income, net
Foreign exchange instruments	(1)	1	Equity earnings(1)
Total, before income tax	(6)	(3)
	1	1	Income tax expense
Total, net of income tax	(5)	(2)
	3	2	Earnings attributable to noncontrolling interests
Total, net of income tax and after NCI	$(2)	$—

Pension and PBOP(2):
Amortization of actuarial loss	$2	$3	Other income, net
Amortization of prior service cost	1	1	Other income, net
Settlement charges	—	4	Other income, net
Total, before income tax	3	8
	—	(1)	Income tax expense
Total, net of income tax	$3	$7

Total reclassifications for the period, net of income tax and after NCI	$1	$7
SoCalGas:
Pension and PBOP(2):
Amortization of actuarial loss	$—	$1	Other income (expense), net
Amortization of prior service cost	—	1	Other income (expense), net
Settlement charges	—	4	Other income (expense), net
Total, before income tax	—	6
	—	(1)	Income tax expense
Total, net of income tax	$—	$5

Total reclassifications for the period, net of income tax	$—	$5
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).

In the three months and six months ended June 30, 2026 and 2025, reclassifications out of AOCI to net income were negligible for SDG&E.

PENSION AND PBOP
Special Termination Benefits
In 2026 and 2025, certain eligible employees elected to retire under a VREP and received an additional postretirement health benefit in the form of a $100,000 Health Reimbursement Account. Employees eligible to participate in the VREP consisted of:
▪SDG&E and SoCalGas non-represented employees aged 62 years or older with five years of service or ages 55 to 61 with 10 years of service as of April 30, 2026 and May 31, 2025
▪SoCalGas represented employees aged 65 years or older with five years of service or ages 55 to 64 with 15 years of service as of April 30, 2026 and June 30, 2025
▪SDG&E represented employees aged 62 years or older with five years of service or ages 55 to 61 with 10 years of service as of June 30, 2026 and May 31, 2025
We accounted for the benefit obligation attributable to the Health Reimbursement Account as a special termination benefit, as reflected below in the Net Periodic Benefit Cost table.
Partial Plan Termination
In connection with the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6, Sempra entered into an agreement to contribute Sempra Services Corporation, a wholly owned subsidiary of Sempra, to SI Partners. Sempra Services Corporation employs U.S. employees performing services for SI Partners and is a participating employer in Sempra’s noncontributory defined benefit pension and PBOP plans. Upon closing the sale, which we expect to occur in the third quarter of 2026, Sempra Services Corporation will cease to be a participating employer in Sempra’s pension and PBOP plans. This will result in a partial termination of Sempra’s pension plan due to a reduction in the number of active participants by more than 20%. All impacted participants will be fully vested in their pension benefits as of the termination date. We expect to recognize the financial statement impact, which is currently probable but not estimable, including adjustments to pension and PBOP liabilities, AOCI, curtailment and special termination benefit accounting at the close of the sale. The financial impact for settlement accounting will be recognized when the lump sum payout crosses the annual settlement threshold.

Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost. The components of net periodic benefit cost, other than the service cost component, are included in Other Income, Net.

NET PERIODIC BENEFIT COST
(Dollars in millions)
	Pension		PBOP
	Three months ended June 30,
	2026	2025	2026	2025
Sempra:
Service cost	$33	$32	$4	$4
Interest cost	44	45	11	9
Expected return on assets	(45)	(44)	(19)	(17)
Amortization of:
Prior service cost	1	1	—	—
Actuarial loss (gain)	3	3	(2)	(3)
Special termination benefits	—	—	1	40
Net periodic benefit cost (credit)	36	37	(5)	33
Regulatory adjustments	(16)	27	5	(30)
Total expense recognized	$20	$64	$—	$3
SDG&E:
Service cost	$11	$10	$—	$—
Interest cost	12	12	2	2
Expected return on assets	(13)	(12)	(1)	(2)
Amortization of:
Actuarial gain	—	—	(1)	—
Special termination benefits	—	—	2	17
Net periodic benefit cost	10	10	2	17
Regulatory adjustments	2	2	(2)	(14)
Total expense recognized	$12	$12	$—	$3
SoCalGas:
Service cost	$20	$19	$3	$2
Interest cost	28	28	9	8
Expected return on assets	(28)	(29)	(16)	(15)
Amortization of:
Prior service cost	—	1	—	—
Actuarial gain	—	—	(2)	(2)
Special termination benefits	—	—	(1)	23
Net periodic benefit cost (credit)	20	19	(7)	16
Regulatory adjustments	(18)	25	7	(16)
Total expense recognized	$2	$44	$—	$—

NET PERIODIC BENEFIT COST (CONTINUED)
(Dollars in millions)
	Pension		PBOP
	Six months ended June 30,
	2026	2025	2026	2025
Sempra:
Service cost	$67	$64	$7	$7
Interest cost	89	90	22	19
Expected return on assets	(90)	(89)	(37)	(33)
Amortization of:
Prior service cost (credit)	2	2	(1)	(1)
Actuarial loss (gain)	4	6	(5)	(6)
Settlement charges	—	4	—	—
Special termination benefits	—	—	19	40
Net periodic benefit cost	72	77	5	26
Regulatory adjustments	(44)	(1)	(5)	(23)
Total expense recognized	$28	$76	$—	$3
SDG&E:
Service cost	$21	$19	$1	$1
Interest cost	24	24	4	4
Expected return on assets	(26)	(24)	(4)	(4)
Amortization of:
Actuarial loss (gain)	1	2	(1)	(1)
Special termination benefits	—	—	8	17
Net periodic benefit cost	20	21	8	17
Regulatory adjustments	(8)	(8)	(8)	(14)
Total expense recognized	$12	$13	$—	$3
SoCalGas:
Service cost	$39	$38	$5	$5
Interest cost	56	56	17	15
Expected return on assets	(58)	(59)	(31)	(29)
Amortization of:
Prior service cost (credit)	1	2	(1)	(1)
Actuarial loss (gain)	—	1	(4)	(4)
Settlement charges	—	4	—	—
Special termination benefits	—	—	11	23
Net periodic benefit cost (credit)	38	42	(3)	9
Regulatory adjustments	(36)	7	3	(9)
Total expense recognized	$2	$49	$—	$—

OTHER INCOME, NET

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sempra:
AFUDC equity	$38	$46	$80	$87
Investment gains, net(1)	25	23	26	25
Losses on foreign exchange instruments, net	(41)	(1)	(32)	(1)
Foreign currency transaction gains, net	7	2	6	6
Non-service components of net periodic benefit cost	17	(31)	46	(8)
Interest on regulatory balancing accounts, net	23	20	42	41
Sundry, net	(2)	—	(1)	—
Total	$67	$59	$167	$150
SDG&E:
AFUDC equity	$16	$23	$33	$42
Non-service components of net periodic benefit cost	(1)	(5)	10	4
Interest on regulatory balancing accounts, net	13	15	25	26
Sundry, net	(4)	(2)	(6)	(1)
Total	$24	$31	$62	$71
SoCalGas:
AFUDC equity	$15	$18	$30	$36
Non-service components of net periodic benefit cost	21	(23)	42	(6)
Interest on regulatory balancing accounts, net	10	5	17	15
Sundry, net	(5)	(2)	(5)	(5)
Total	$41	$(2)	$84	$40
(1)    Represents net investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

INCOME TAXES

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sempra:
Income tax expense	$112	$172	$177	$229

Income before income taxes and equity earnings	$507	$298	$1,355	$949
Equity earnings, before income tax(1)	167	169	315	310
Pretax income	$674	$467	$1,670	$1,259

Effective income tax rate	17%	37%	11%	18%
SDG&E:
Income tax expense	$39	$7	$108	$21
Income before income taxes	$229	$182	$594	$477
Effective income tax rate	17%	4%	18%	4%
SoCalGas:
Income tax expense	$—	$6	$20	$44
Income before income taxes	$108	$91	$552	$572
Effective income tax rate	—%	7%	4%	8%
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
In the three months and six months ended June 30, 2026, we recognized an income tax benefit of $21 million and $54 million, respectively, related to the outside basis differences in our investment in SI Partners. We also recognized income tax expense of $1 million and an income tax benefit of $2 million ($1 million after NCI) in the three months and six months ended June 30, 2026, respectively, and income tax expense of $38 million ($26 million after NCI) in the three months and six months ended June 30, 2025, related to the outside basis difference in our investment in Ecogas. These amounts were recorded in Income Tax Expense on Sempra’s Condensed Consolidated Statements of Operations and relate to changes in the deferred income tax liabilities associated with these outside basis differences as a result of classifying these assets as held for sale, which we discuss in Note 6.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent accounting pronouncements that have had or may have a significant effect on our results of operations, financial condition, cash flows or disclosures.
ASU 2024-03, “Disaggregation of Income Statement Expenses”: ASU 2024-03 mandates detailed disclosures on the disaggregation of income statement expenses. Public business entities are required to disclose in the notes to financial statements the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. The standard also requires disclosure of the amount, and a qualitative description, of other items remaining in relevant expense captions that are not separately disaggregated. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and entities may adopt the standard on either a prospective or retrospective basis. We intend to adopt the standard on January 1, 2027 on a prospective basis.
ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”: ASU 2026-02 establishes comprehensive guidance on the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The standard generally requires recognition of environmental credits as assets at cost and environmental credit obligations as liabilities as emissions or other activities occur, along with enhanced disclosures. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted and the standard is to be adopted on a retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the annual reporting period of adoption. We are currently evaluating the effect of the standard on our financial reporting and have not yet selected the year in which we will adopt the standard.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended June 30, 2026
By major service line:
Utilities	$2,576	$18	$(7)	$2,587
Energy-related businesses	—	233	(21)	212
Revenues from contracts with customers	$2,576	$251	$(28)	$2,799
By market:
Gas	$1,376	$140	$(7)	$1,509
Electric	1,200	111	(21)	1,290
Revenues from contracts with customers	$2,576	$251	$(28)	$2,799

Revenues from contracts with customers	$2,576	$251	$(28)	$2,799
Utilities regulatory revenues	(65)	—	—	(65)
Other revenues	—	261	2	263
Total revenues	$2,511	$512	$(26)	$2,997

	Three months ended June 30, 2025
By major service line:
Utilities	$2,449	$18	$(7)	$2,460
Energy-related businesses	—	257	(17)	240
Revenues from contracts with customers	$2,449	$275	$(24)	$2,700
By market:
Gas	$1,596	$173	$(8)	$1,761
Electric	853	102	(16)	939
Revenues from contracts with customers	$2,449	$275	$(24)	$2,700

Revenues from contracts with customers	$2,449	$275	$(24)	$2,700
Utilities regulatory revenues	41	—	—	41
Other revenues	—	255	4	259
Total revenues	$2,490	$530	$(20)	$3,000

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Six months ended June 30, 2026
By major service line:
Utilities	$5,796	$45	$(16)	$5,825
Energy-related businesses	—	436	(34)	402
Revenues from contracts with customers	$5,796	$481	$(50)	$6,227
By market:
Gas	$3,364	$275	$(14)	$3,625
Electric	2,432	206	(36)	2,602
Revenues from contracts with customers	$5,796	$481	$(50)	$6,227

Revenues from contracts with customers	$5,796	$481	$(50)	$6,227
Utilities regulatory revenues	(54)	—	—	(54)
Other revenues	—	474	5	479
Total revenues	$5,742	$955	$(45)	$6,652

	Six months ended June 30, 2025
By major service line:
Utilities	$5,912	$44	$(13)	$5,943
Energy-related businesses	—	475	(37)	438
Revenues from contracts with customers	$5,912	$519	$(50)	$6,381
By market:
Gas	$3,988	$315	$(13)	$4,290
Electric	1,924	204	(37)	2,091
Revenues from contracts with customers	$5,912	$519	$(50)	$6,381

Revenues from contracts with customers	$5,912	$519	$(50)	$6,381
Utilities regulatory revenues	(21)	—	—	(21)
Other revenues	—	437	5	442
Total revenues	$5,891	$956	$(45)	$6,802

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E		SoCalGas
	Three months ended June 30,
	2026	2025	2026	2025
By major service line:
Revenues from contracts with customers – Utilities	$1,387	$1,068	$1,233	$1,421
By market:
Gas	$183	$212	$1,233	$1,421
Electric	1,204	856	—	—
Revenues from contracts with customers	$1,387	$1,068	$1,233	$1,421

Revenues from contracts with customers	$1,387	$1,068	$1,233	$1,421
Utilities regulatory revenues	(19)	194	(46)	(153)
Total revenues	$1,368	$1,262	$1,187	$1,268

	Six months ended June 30,
	2026	2025	2026	2025
By major service line:
Revenues from contracts with customers – Utilities	$2,943	$2,502	$2,941	$3,489
By market:
Gas	$504	$571	$2,941	$3,489
Electric	2,439	1,931	—	—
Revenues from contracts with customers	$2,943	$2,502	$2,941	$3,489

Revenues from contracts with customers	$2,943	$2,502	$2,941	$3,489
Utilities regulatory revenues	(28)	180	(26)	(201)
Total revenues	$2,915	$2,682	$2,915	$3,288
REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, we expect to recognize revenue related to the fixed fee component of the consideration. Sempra’s remaining performance obligations primarily relate to capacity agreements for transmission line projects at SDG&E and natural gas storage and transportation at Sempra Infrastructure. SoCalGas did not have any remaining performance obligations for contracts greater than one year at June 30, 2026.
At June 30, 2026, SDG&E’s remaining performance obligations for contracts greater than one year totaled $66 million, comprising $2 million in 2026, excluding the first six months of 2026, $4 million in each of 2027 through 2030 and $48 million thereafter. At June 30, 2026, remaining performance obligations for contracts greater than one year within the disposal group that is classified as held for sale totaled $2,990 million, comprising $158 million in 2026, excluding the first six months of 2026, $287 million in 2027, $241 million in 2028, $213 million in each of 2029 and 2030, and $1,878 million thereafter.

Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the six months ended June 30, 2026 or 2025.

CONTRACT LIABILITIES
(Dollars in millions)
	2026	2025
Sempra:
Contract liabilities at January 1	$(68)	$(196)
Revenue from performance obligations satisfied during reporting period(1)	2	55
Payments received in advance(1)	—	(1)
Contract liabilities at June 30(2)	$(66)	$(142)
SDG&E:
Contract liabilities at January 1	$(68)	$(72)
Revenue from performance obligations satisfied during reporting period	2	2
Contract liabilities at June 30(2)	$(66)	$(70)
(1)    Includes negligible activities in 2026 within the disposal group that is classified as held for sale.
(2)    Balance at June 30, 2026 includes $4 in Other Current Liabilities and $62 in Deferred Credits and Other.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances, net of allowances for credit losses, associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	June 30, 2026	December 31, 2025
Sempra:
Accounts receivable – trade, net(1)	$1,442	$1,767
Accounts receivable – other, net	16	22
Assets held for sale	113	77
Other long-term assets(2)	19	21
Total	$1,590	$1,887
SDG&E:
Accounts receivable – trade, net(1)	$884	$809
Accounts receivable – other, net	15	18
Due from unconsolidated affiliates – current(3)	12	11
Other long-term assets(2)	4	3
Total	$915	$841
SoCalGas:
Accounts receivable – trade, net	$558	$958
Accounts receivable – other, net	1	4
Other long-term assets(2)	15	18
Total	$574	$980
(1)    At June 30, 2026 and December 31, 2025, includes $155 and $152, respectively, of receivables due from customers that were billed on behalf of Community Choice Aggregators, which are not included in revenues.
(2)    In 2024, the CPUC directed SDG&E and SoCalGas to offer long-term payment plans to eligible residential customers with past-due balances.
(3)    Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Balance Sheets when right of offset exists.

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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Fixed-price contracts and other derivatives	$13	$50	$(2)	$7	$15	$43
Deferred income taxes recoverable in rates(1)	2,574	2,314	1,161	1,098	1,377	1,189
Pension and PBOP plan obligations	(557)	(610)	16	(1)	(573)	(609)
Employee benefit costs	18	18	3	3	15	15
Removal obligations	(3,671)	(3,540)	(3,057)	(2,913)	(614)	(627)
Environmental costs	151	152	113	113	38	39
Sunrise Powerlink fire mitigation	123	125	123	125	—	—
Regulatory balancing accounts(2)(3):
Commodity – electric	279	186	279	186	—	—
Commodity – gas, including transportation	468	173	47	17	421	156
Safety and reliability	916	894	298	286	618	608
Public purpose programs	(326)	(347)	(128)	(175)	(198)	(172)
2024 GRC retroactive impacts	44	299	17	124	27	175
Wildfire mitigation plan	615	530	615	530	—	—
Liability insurance premium	(51)	(62)	(58)	(53)	7	(9)
Other balancing accounts	(237)	90	(219)	4	(18)	86
Other regulatory assets (liabilities), net(3)	50	104	59	72	(9)	32
Total	$409	$376	$(733)	$(577)	$1,106	$926
(1)    At June 30, 2026 and December 31, 2025, $56 and $54, respectively, is included in Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheets.
(2)    At June 30, 2026 and December 31, 2025, the noncurrent portion of regulatory balancing accounts – net undercollected for Sempra is $1,218 and $1,060, respectively, for SDG&E is $528 and $502, respectively, and for SoCalGas is $690 and $558, respectively.
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
2024 GRC
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
2024 GRC Track 3
In April 2025, SDG&E and SoCalGas each submitted additional requests to the CPUC in the 2024 GRC, known as Track 3 requests. SDG&E submitted a request seeking review and recovery of its WMP costs incurred in 2023 that were in addition to the amounts authorized in the 2019 GRC. In March 2026 and amended in April and May of 2026, SDG&E provided supplemental testimony in its Track 3 request for drone inspection and repair program costs incurred from 2019 through 2022 that were transferred from its Track 2 request as a result of the Track 2 FD. The supplemental testimony seeks review and recovery of $659 million of direct WMP and drone inspection and repair program costs. In June 2026, SDG&E and three of four intervenors filed an offer of settlement with the CPUC addressing recovery of its 2023 WMP costs and 2019-2022 drone inspection and repair program costs. If approved, the settlement would reduce SDG&E’s requested revenue requirement from $766 million to $621 million. The settlement remains subject to CPUC approval, and SDG&E expects to receive an FD in the second half of 2026. Separately, SDG&E and SoCalGas submitted a combined request seeking review and recovery of $240 million of PSEP costs incurred from 2014 through 2019 and $499 million of PSEP costs incurred from 2015 through 2020, respectively. SDG&E and SoCalGas expect to receive an FD for their Track 3 requests related to their PSEP costs in the second half of 2026.
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
2028 GRC
In June 2026, SDG&E and SoCalGas filed their 2028 GRC applications requesting CPUC approval of test year revenue requirements for 2028 and attrition year adjustments for 2029 through 2031 as follows:

REQUESTED REVENUE REQUIREMENTS IN 2028 GRC
(Dollars in millions)
	Test year	Attrition years adjustment
	2028	2029		2030		2031
SDG&E	$3,760	$327	8.7%	$226	5.5%	$240	5.6%
SoCalGas	5,096	315	6.2	312	5.8	314	5.5
The requests in the 2028 GRC applications are subject to CPUC approval. SDG&E and SoCalGas expect to receive an FD in the first quarter of 2028 with new rates to be effective in January 2028.

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
FERC RATE MATTERS
SDG&E files separately with the FERC for its authorized transmission revenue requirement, ROE and capital structure on FERC-regulated electric transmission operations and assets.
TO5 Settlement
SDG&E’s TO5 settlement provided for an ROE of 10.60%, consisting of a base ROE of 10.10% plus the California ISO adder. In December 2024, the FERC issued an order, which SDG&E has appealed, finding that SDG&E is not eligible for the California ISO adder and that the TO5 adder refund provision had been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019.
TO6 Settlement
In June 2026, the FERC issued an order approving the TO6 offer of settlement. The TO6 settlement is retroactively effective as of June 1, 2025, and remains in effect until terminated by a notice provided in March of any year. Among other things, the settlement increases SDG&E’s authorized base ROE from 10.10% to 10.28% and establishes a hypothetical capital structure with 54% common equity. SDG&E recognized the retroactive impact in the second quarter of 2026. The TO6 settlement does not affect SDG&E’s appeal of the FERC’s disallowance of the inclusion of the California ISO adder.

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
In the six months ended June 30, 2026 and 2025, Sempra contributed $1.5 billion and $971 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $458 million and $283 million, respectively, to Sempra. On July 29, 2026, Sempra contributed $610 million to Oncor Holdings, and on July 28, 2026, Oncor Holdings distributed $229 million to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating revenues	$2,062	$1,654	$3,786	$3,202
Operating expenses	(1,351)	(1,167)	(2,623)	(2,324)
Income from operations	711	487	1,163	878
Interest expense	(236)	(192)	(463)	(377)
Income tax expense	(94)	(57)	(141)	(97)
Net income	428	257	639	436
NCI held by TTI	(84)	(51)	(126)	(87)
Earnings attributable to Sempra(1)	344	206	513	349
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing agreement and changes in outside basis differences in AOCI within the carrying value of our equity method investment.
SEMPRA INFRASTRUCTURE
In connection with the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6, the carrying amount of our equity method investments totaling $2.6 billion at June 30, 2026 is included in Assets Held for Sale on Sempra’s Condensed Consolidated Balance Sheet.
Cameron LNG JV
In the six months ended June 30, 2025, Sempra Infrastructure contributed $1 million to Cameron LNG JV. In the six months ended June 30, 2026 and 2025, Cameron LNG JV distributed $263 million and $233 million, respectively, to Sempra Infrastructure.

TAG Norte
In the six months ended June 30, 2026 and 2025, TAG Norte distributed $60 million and $45 million, respectively, to Sempra Infrastructure.

NOTE 6. ACQUISITION AND DIVESTITURE ACTIVITY
ACQUISITION
We consolidate assets acquired and liabilities assumed as of the purchase date and include earnings from acquisitions in consolidated earnings after the purchase date.
SDG&E
Following CPUC approval, on July 15, 2026, SDG&E acquired a 100% interest in Westside Canal 2A, LLC from RWE Clean Energy Asset Holdings, Inc., a subsidiary of RWE AG, a German multinational energy company, for total consideration of approximately $205 million. Westside Canal 2A, LLC owns a fully constructed and operational 119-MW battery energy storage facility in Imperial County, California, which will be part of SDG&E’s utility-owned storage portfolio. Under the purchase agreement, SDG&E paid approximately $154 million in cash at closing and will make additional payments of approximately $51 million after reaching certain required milestones within 180 days.
PENDING DIVESTITURES
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

ASSETS HELD FOR SALE
(Dollars in millions)
June 30, 2026
Cash and cash equivalents	$154
Restricted cash, current	2,493
Accounts receivable, net	496
Due from unconsolidated affiliates	3
Inventories	109
Other current assets	298
Restricted cash, noncurrent	3
Right-of-use assets – operating leases	207
Equity method investments	2,649
Goodwill	1,602
Other intangible assets	273
Other long-term assets	667
Property, plant and equipment, net	23,985
Total assets held for sale	$32,939

Short-term debt	$384
Accounts payable	1,163
Current portion of long-term debt	49
Other current liabilities	425
Long-term debt	9,027
Due to unconsolidated affiliates	506
Deferred income taxes	1,009
Asset retirement obligations	104
Deferred credits and other	325
Total liabilities held for sale	$12,992
At June 30, 2026, $3.3 billion of CRNCI, $14 million of accumulated losses in AOCI, and $7.3 billion of NCI are related to the disposal group that is classified as held for sale.
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
The agreement provides that, subject to adjustments and the closing date, the purchase price will be paid to Sempra as follows:
▪$4.65 billion in cash at closing;
▪$4.14 billion plus interest compounded quarterly at 7.5% per annum through maturity on December 31, 2027 (totaling $4.6 billion with principal and interest based on an assumed closing date in the third quarter of 2026) under instruments backed by equity commitment letters; and
▪$1.2 billion plus interest compounded quarterly at 8.5% per annum before January 1, 2031 and then 10.0% per annum through maturity seven years and 91 days after closing (totaling $2.3 billion with principal and interest if held to maturity, which would be less if prepaid, subject to a make-whole provision for interest through December 31, 2027) under promissory notes.
The instruments and notes will be issued by indirect equity holders of the KKR Partners and will be ranked behind senior debt incurred by subsidiaries of the issuers.

The purchase price is subject to adjustments for changes in net debt, net working capital and capital expenditures as of December 31, 2025, among others, and is subject to further adjustments for certain capital contributions by and distributions to Sempra in 2026 before the closing. In addition, $338 million of transaction fees incurred by the KKR Partners will be deducted from the purchase price at closing, and Sempra will pay a $340 million development credit for the KKR Partners’ share of development costs through 2027. There may also be post-closing purchase price adjustments based on the performance through 2028 of certain wind power facilities, which could be affected by recent Mexican regulatory changes that impact the transmission rate methodology for these facilities, and adjustments to reflect any capital expenditure overruns or underruns associated with the ECA LNG Phase 1 project under construction and potential costs associated with third party consents or waivers.
As we discuss in Note 8, Sempra entered into undesignated foreign currency hedges with notional amounts totaling 13.8 billion Mexican pesos ($783 million in U.S. dollar-equivalent) to help mitigate the exchange rate risk associated with the anticipated Mexican capital gains taxes that will be payable upon completion of the planned sale.
We expect this sale to close in the third quarter of 2026, subject to certain conditions, including receipt of consents or waivers from certain lenders, partners and others; the absence of a material adverse effect on SI Partners; the absence of specific downgrade events under certain financing arrangements; and other customary closing conditions. A ticking fee payable to Sempra of 0.625% per month on the aggregate base purchase price accrues daily beginning April 1, 2026. If the KKR Partners fail to complete the closing when all closing conditions are satisfied, Sempra will be entitled to receive a termination fee of $414 million. Any party may terminate the agreement if the closing has not occurred within 12 months after signing.
Subject to closing, the KKR Partners will own 65% of SI Partners, Sempra will retain a 25% interest and ADIA will retain a 10% interest. As we discuss below, Sempra and ADIA will have certain minority rights in SI Partners. As a result of Sempra’s loss of a controlling financial interest in SI Partners, we will deconsolidate SI Partners and account for our 25% interest in SI Partners under the equity method within the existing Sempra Infrastructure segment.
In connection with signing the agreement for the sale, we classified SI Partners’ assets and liabilities as held for sale and ceased recording depreciation and amortization in September 2025. We recognized an income tax benefit of $21 million and $54 million in Income Tax Expense on Sempra’s Condensed Consolidated Statements of Operations in the three months and six months ended June 30, 2026, respectively, to adjust deferred income tax liabilities related to outside basis differences in our investment in SI Partners. This amount is based on certain assumptions and could change substantially in subsequent quarters and at the closing due to, among other things, changes to current carrying values, changes in forecasted taxable income, purchase price adjustments, and changes to tax positions and other assumptions.
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
Ecogas
In December 2025, we entered into an agreement to sell Ecogas, a natural gas regulated distribution utility that operates in three separate distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico, to Gas Natural del Noroeste S.A. de C.V. for 9.0 billion Mexican pesos (approximately $500 million in U.S. dollar-equivalent at June 30, 2026), subject to adjustments. SI Partners entered into contingent foreign currency hedges, which we discuss in Note 8, that are designed to fix the exchange rate associated with the anticipated after-tax net proceeds. SI Partners expects to complete the sale in August 2026 and recognize a gain on sale, excluding the effects of foreign currency hedges, ranging from approximately $165 million ($57 million after tax and NCI) to $205 million ($77 million after tax and NCI).
As a result of satisfying all applicable criteria in June 2025, we classified Ecogas’ assets and liabilities as held for sale and ceased recording depreciation and amortization. We recognized income tax expense of $1 million and an income tax benefit of $2 million ($1 million after NCI) in the three months and six months ended June 30, 2026, respectively, and income tax expense of $38 million ($26 million after NCI) in the three months and six months ended June 30, 2025. These amounts were recorded in Income Tax Expense on Sempra’s Condensed Consolidated Statements of Operations and relate to changes in the Mexican deferred income tax liability associated with our outside basis differences. Since this income tax liability is based on current carrying value, foreign exchange rates and inflation at June 30, 2026, this amount could change in future periods until the date of sale.

NOTE 7. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At June 30, 2026, Sempra has an aggregate capacity of $10.2 billion under eight primary committed lines of credit, which provide liquidity and support our commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		June 30, 2026
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Amounts outstanding	Letters of credit outstanding	Available unused credit
Sempra	October 2030	$4,000	$(1,316)	$—	$—	$2,684
SDG&E	October 2030	1,500	(2)	—	—	1,498
SoCalGas	October 2030	1,200	(100)	—	—	1,100
SI Partners and IEnova	September 2026	500	—	(155)	—	345
SI Partners and IEnova	August 2028	1,500	—	(210)	—	1,290
SI Partners and IEnova	December 2028	1,000	—	—	—	1,000
Port Arthur LNG I	March 2030	200	—	—	(87)	113
Port Arthur LNG II	September 2030	300	—	—	(176)	124
Total		$10,200	$(1,418)	$(365)	$(263)	$8,154
Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At June 30, 2026, each Registrant was in compliance with this ratio under its respective credit facility.
The three lines of credit that are shared by SI Partners and its subsidiary, IEnova, require that SI Partners maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in each credit facility) of no more than 5.25 to 1.00 at the end of each quarter. At June 30, 2026, SI Partners was in compliance with this ratio.
Additionally, the three lines of credit that are shared by SI Partners and IEnova, and the Port Arthur LNG I and Port Arthur LNG II credit facilities, are included in the disposal group that is classified as held for sale. These lines of credit remain legally accessible and are sources of available credit to Sempra Infrastructure until completion of the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6.
Uncommitted Line of Credit
ECA LNG Phase 1, which is included in the disposal group that is classified as held for sale, has an uncommitted line of credit with an aggregate capacity of $100 million that expires on August 12, 2026. Borrowings are generally used for working capital requirements and can be in U.S. dollars or Mexican pesos. At June 30, 2026, ECA LNG Phase 1 has outstanding borrowings of 327 million Mexican pesos (approximately $19 million in U.S. dollar-equivalent), before reductions of any unamortized discounts, that bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus 154 bps. Borrowings made in U.S. dollars bear interest at a variable rate based on the one-month or three-month SOFR plus 164 bps and a credit adjustment spread of 10 bps.

Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At June 30, 2026, we have $203 million in standby letters of credit outstanding under these agreements.

UNCOMMITTED LETTERS OF CREDIT OUTSTANDING
(Dollars in millions)
	Expiration date range	June 30, 2026
SDG&E	November 2026 - June 2027	$21
SoCalGas	October 2026 - June 2027	16
Other Sempra(1)	March 2027 - June 2027	166
Total Sempra		$203
(1)     Excludes $1,792 in unsecured standby letters of credit with expiration dates ranging from July 2026 to November 2054 that are included in the disposal group that is classified as held for sale.
Term Loans
Other Sempra
In May 2025, Sempra entered into a $1.25 billion term loan facility with a maturity date that is 364 days from the initial borrowing date. In July 2025, Sempra borrowed the full $1.25 billion available under the facility. Prior to maturity, Sempra was permitted, subject to lender approval, to request an increase of up to $500 million, which it requested, received and borrowed in full in October 2025. Borrowings initially bore interest at a per annum rate equal to term SOFR plus 80 bps and a credit adjustment spread of 10 bps. In July 2026, the maturity date was extended from July 27, 2026 to October 26, 2026 and the 10-bps credit adjustment spread was removed.
On July 29, 2026, Sempra entered into a $500 million term loan facility with a maturity date that is 364 days from the initial borrowing date. On July 31, 2026, Sempra borrowed the full $500 million available under the facility. Sempra may request an increase in the term loan facility of up to $500 million prior to the maturity date, subject to lender approval. Borrowings bear interest at a per annum rate equal to term SOFR plus 70 bps. Sempra intends to use the proceeds to repay commercial paper and for other general corporate purposes.
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt are as follows:

WEIGHTED-AVERAGE INTEREST RATES

	June 30, 2026	December 31, 2025
Sempra	4.38%	4.32%
SDG&E	3.88	3.96
SoCalGas	4.27	4.17
LONG-TERM DEBT
SDG&E
In March 2026, SDG&E issued $625 million aggregate principal amount of 5.20% first mortgage bonds due in full upon maturity on March 15, 2036 and received proceeds of $618 million (net of debt discount, underwriting discounts and debt issuance costs of $7 million), and $475 million aggregate principal amount of 5.95% first mortgage bonds due in full upon maturity on March 15, 2056 and received proceeds of $467 million (net of debt discount, underwriting discounts and debt issuance costs of $8 million). Each series of first mortgage bonds is redeemable prior to maturity, subject to its terms, and in certain circumstances subject to make-whole provisions. SDG&E used the net proceeds to repay outstanding first mortgage bonds due in May 2026 and June 2026 and outstanding commercial paper and for other general corporate purposes.

SoCalGas
In May 2026, SoCalGas issued $650 million aggregate principal amount of 5.90% first mortgage bonds due in full upon maturity on June 1, 2056 and received proceeds of $640 million (net of debt discount, underwriting discounts and debt issuance costs of $10 million). The first mortgage bonds are redeemable prior to maturity, subject to its terms, and in certain circumstances subject to make-whole provisions. SoCalGas used the net proceeds to repay outstanding first mortgage bonds due in June 2026 and outstanding commercial paper and for other general corporate purposes.
Other Sempra
Sempra
In March 2026, Sempra issued $800 million aggregate principal amount of 5.25% senior unsecured notes due in full upon maturity on March 15, 2036 and received proceeds of $791 million (net of debt discount, underwriting discounts and debt issuance costs of $9 million). The notes are redeemable prior to maturity, subject to their terms, and in certain circumstances subject to make-whole provisions. We used the net proceeds to repay outstanding commercial paper and other indebtedness and for general corporate purposes.
In June 2026, Sempra issued $1.0 billion aggregate principal amount of senior unsecured floating rate notes due in full upon maturity on January 7, 2028. The notes bear interest at a floating rate equal to compounded SOFR plus 67 bps per annum (4.30% at June 30, 2026) and are not redeemable prior to maturity. Sempra received proceeds of $997 million (net of debt discount, underwriting discounts and debt issuance costs of $3 million) and used the net proceeds to repay outstanding commercial paper and other indebtedness and for general corporate purposes.
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
At June 30, 2026 and December 31, 2025, $1.4 billion and $1.3 billion, respectively, of borrowings from external lenders are outstanding under the loan agreement, with a weighted-average interest rate of 6.12% and 6.06%, respectively. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
IEnova and TotalEnergies SE have provided guarantees for repayment of the loan of up to $1,226 million and $305 million, respectively, plus accrued and unpaid interest. The effective interest rate of the loan is based on the interest payments made to external lenders and guarantee payments made to TotalEnergies SE as a guarantor.
Port Arthur LNG I
Port Arthur LNG I has a seven-year term loan facility agreement with a syndicate of lenders that matures on March 20, 2030 for an aggregate principal amount of approximately $6.8 billion. At June 30, 2026 and December 31, 2025, $2.4 billion and $3.2 billion, respectively, of borrowings are outstanding under the loan agreement, with an all-in weighted-average interest rate of 5.43% and 5.47%, respectively. At June 30, 2026, previous borrowings totaling $3.0 billion have been repaid and cannot be reborrowed. Proceeds from the loan are being used to finance the cost of construction of the PA LNG Phase 1 project.
In April 2026, Port Arthur LNG I issued senior secured notes for an aggregate principal amount of $2.0 billion and received proceeds of $1.98 billion (net of debt issuance costs of $18 million). The notes bear interest at the rate of 6.43% and mature on June 15, 2048. The net proceeds were used to repay borrowings and accrued interest under the existing Port Arthur LNG I term loan facility.

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
▪Sempra Infrastructure may use natural gas, LNG and electricity derivatives, as appropriate, in an effort to mitigate commodity price risk and optimize the earnings of its assets which support the following businesses: LNG, natural gas pipelines and storage, and power generation. Gains and losses associated with these undesignated derivatives are recognized in Revenues: Energy-Related Businesses or Energy-Related Businesses Cost of Sales on the Condensed Consolidated Statements of Operations.
▪From time to time, our various businesses, including SDG&E and SoCalGas, may use other derivatives to hedge exposures such as GHG allowances.
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	June 30, 2026	December 31, 2025
Sempra:
Natural gas(1)	MMBtu	534	336
Congestion revenue rights	MWh	15	18
SDG&E:
Natural gas	MMBtu	28	14
Congestion revenue rights	MWh	15	18
SoCalGas:
Natural gas	MMBtu	506	322
(1)    At June 30, 2026 and December 31, 2025, excludes 1,461 and 1,016, respectively, related to the disposal group that is classified as held for sale.
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
At June 30, 2026 and December 31, 2025, interest rate derivatives designated as cash flow hedges, excluding those in our equity method investments, accrue interest based on notional amounts of $230 million and $244 million, respectively. These instruments have maturities from 2026 through 2034 and are included within the disposal group that is classified as held for sale.

In March 2026, Port Arthur LNG I received a cash settlement of $96 million, net of transaction costs, for the termination of $1.2 billion of the notional amount of interest rate swaps that were de-designated in 2024. At June 30, 2026 and December 31, 2025, interest rate derivatives not designated as hedging instruments have a maximum notional amount of $1,952 million and $3,189 million, respectively, with maturities from 2026 through 2048 and accrue interest based on notional amounts of $1,826 million and $2,286 million, respectively. These undesignated derivatives are included within the disposal group that is classified as held for sale.
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
SI Partners entered into contingent, undesignated foreign currency hedges in the first quarter of 2026 to fix the exchange rate associated with the anticipated after-tax net proceeds from the planned sale of Ecogas, with notional amounts totaling approximately 7.5 billion Mexican pesos ($411 million to $422 million in U.S. dollar-equivalent). Settlement of the hedges is contingent on the completion of the sale of Ecogas. SI Partners expects to complete the sale in August 2026.
In the first half of 2026, Sempra entered into undesignated foreign currency hedges with notional amounts totaling 13.8 billion Mexican pesos ($783 million in U.S. dollar-equivalent) to help mitigate the exchange rate risk associated with the anticipated Mexican capital gains taxes that will be payable upon completion of the planned sale of a portion of our equity interest in SI Partners, which we expect to occur in the third quarter of 2026.
In addition, foreign currency derivatives designated as cash flow hedges, excluding those in our equity method investments, have notional amounts totaling $80 million and $172 million at June 30, 2026 and December 31, 2025, respectively, with maturities in 2026 and 2027, which are included within the disposal group that is classified as held for sale.

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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2026
	Current assets			Current liabilities
	Other current assets	Assets held for sale	Other long-term assets	Other current liabilities	Liabilities held for sale	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments		$26			$—
Foreign exchange instruments		—			(7)
Derivatives not designated as hedging instruments:
Interest rate instruments		173			—
Foreign exchange instruments		1		$(2)	(3)
Commodity contracts not subject to rate recovery		69			(19)
Associated offsetting commodity contracts		(4)			4
Commodity contracts subject to rate recovery	$36		$16	(53)		$(17)
Associated offsetting commodity contracts	(29)		(6)	29		6
Associated offsetting cash collateral	—		—	9		2
Net amounts presented on the balance sheet	7	265	10	(17)	(25)	(9)
Additional cash collateral for commodity contracts not subject to rate recovery		83			—
Additional cash collateral for commodity contracts subject to rate recovery	29		—	—		—
Total	$36	$348	$10	$(17)	$(25)	$(9)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$3		$12	$(9)		$(4)
Associated offsetting commodity contracts	—		(2)	—		2
Associated offsetting cash collateral	—		—	9		2
Net amounts presented on the balance sheet	3		10	—		—
Additional cash collateral for commodity contracts subject to rate recovery	28		—	—		—
Total	$31		$10	$—		$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$33		$4	$(44)		$(13)
Associated offsetting commodity contracts	(29)		(4)	29		4
Net amounts presented on the balance sheet	4		—	(15)		(9)
Additional cash collateral for commodity contracts subject to rate recovery	1		—	—		—
Total	$5		$—	$(15)		$(9)

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31, 2025
	Current assets			Current liabilities
	Other current assets	Assets held for sale	Other long-term assets	Other current liabilities	Liabilities held for sale	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments		$25			$—
Foreign exchange instruments		—			(8)
Derivatives not designated as hedging instruments:
Interest rate instruments		242			—
Commodity contracts not subject to rate recovery		9			(66)
Associated offsetting commodity contracts		(5)			5
Commodity contracts subject to rate recovery	$25		$11	$(134)		$(10)
Associated offsetting commodity contracts	(4)		(2)	4		2
Associated offsetting cash collateral	—		—	68		4
Net amounts presented on the balance sheet	21	271	9	(62)	(69)	(4)
Additional cash collateral for commodity contracts not subject to rate recovery		38			—
Additional cash collateral for commodity contracts subject to rate recovery	23		—	—		—
Total	$44	$309	$9	$(62)	$(69)	$(4)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4		$8	$(12)		$(5)
Associated offsetting commodity contracts	—		(1)	—		1
Associated offsetting cash collateral	—		—	12		4
Net amounts presented on the balance sheet	4		7	—		—
Additional cash collateral for commodity contracts subject to rate recovery	13		—	—		—
Total	$17		$7	$—		$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$21		$3	$(122)		$(5)
Associated offsetting commodity contracts	(4)		(1)	4		1
Associated offsetting cash collateral	—		—	56		—
Net amounts presented on the balance sheet	17		2	(62)		(4)
Additional cash collateral for commodity contracts subject to rate recovery	10		—	—		—
Total	$27		$2	$(62)		$(4)

The following table includes the effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI.

HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended June 30,			Three months ended June 30,
	2026	2025	Location	2026	2025
Sempra:
Cash flow hedges:
Interest rate instruments	$2	$(3)	Interest expense	$2	$—
Interest rate instruments	17	(13)	Equity earnings(1)	(1)	(1)
Foreign exchange instruments	—	(5)	Revenues: Energy- related businesses	1	1
			Other income, net	(1)	(1)
Foreign exchange instruments	(1)	(5)	Equity earnings(1)	(1)	1
Fair value hedges:
Foreign exchange instruments	22	(16)	Equity earnings(1)	—	—
Total	$40	$(42)		$—	$—

	Six months ended June 30,			Six months ended June 30,
	2026	2025	Location	2026	2025
Sempra:
Cash flow hedges:
Interest rate instruments	$4	$(6)	Interest expense	$3	$2
Interest rate instruments	24	(33)	Equity earnings(1)	—	4
Foreign exchange instruments	2	(10)	Revenues: Energy- related businesses	3	(1)
			Other income, net	(1)	(1)
Foreign exchange instruments	1	(9)	Equity earnings(1)	1	(1)
Fair value hedges:
Foreign exchange instruments	20	(25)	Equity earnings(1)	—	—
Total	$51	$(83)		$6	$3
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
For Sempra, we expect that net losses before NCI of $3 million, which are net of income tax benefit and include amounts related to the disposal group that is classified as held for sale, that are currently recorded in AOCI (with $1 million of gains attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates and foreign currency rates in effect when derivative contracts mature.
At June 30, 2026, the maximum length of time over which Sempra is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is approximately one year.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2026	2025	2026	2025
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-related businesses	$135	$33	$235	$39
Commodity contracts not subject to rate recovery	Energy-related businesses cost of sales	77	(2)	55	(2)
Commodity contracts subject to rate recovery	Cost of natural gas	(8)	(4)	(9)	(20)
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	8	1	3	4
Foreign exchange instruments	Other income, net	(40)	—	(31)	—
Interest rate instruments	Interest expense	21	9	32	(56)
Total		$193	$37	$285	$(35)
SDG&E:
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	$8	$1	$3	$4
SoCalGas:
Commodity contracts subject to rate recovery	Cost of natural gas	$(8)	$(4)	$(9)	$(20)
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
The table below presents the aggregate fair value of derivative instruments with credit-risk-related contingent features that are in a net liability position by counterparty where a legal right of offset exists, the collateral posted for such positions, and the additional assets that would be required to be posted as collateral if credit ratings were reduced below investment grade.

CREDIT RISK IMPACTS
(Dollars in millions)
	Sempra		SoCalGas
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Fair value of derivative instruments – net liability	$66	$190	$24	$47
Offsetting cash collateral	—	56	—	56
Additional cash collateral to be posted	66	189	24	47
For SDG&E, the total fair value of this group of derivative instruments is negligible at both June 30, 2026 and December 31, 2025.
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
RECURRING FAIR VALUE MEASURES
The tables below set forth our financial assets and liabilities, by level within the fair value hierarchy, that are accounted for at fair value on a recurring basis at June 30, 2026 and December 31, 2025. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair-valued assets and liabilities and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2025.
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
	Fair value at June 30, 2026
Sempra:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$15	$4	$—		$19
Equity securities	299	4	—		303
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	28	17	—		45
Municipal bonds	—	300	—		300
Other securities	—	264	—		264
Total debt securities	28	581	—		609
Total nuclear decommissioning trusts(2)	342	589	—		931
Short-term investments held in Rabbi Trust	90	—	—		90
Support Agreement, net of related guarantee fees	—	—	38		38
Commodity contracts subject to rate recovery	2	37	13	$(6)	46
	434	626	51	(6)	1,105
Assets held for sale:
Interest rate instruments	—	199	—	—	199
Foreign exchange instruments	—	1	—	—	1
Commodity contracts not subject to rate recovery	—	42	27	79	148
Total assets held for sale	—	242	27	79	348
Total assets	$434	$868	$78	$73	$1,453
Liabilities:
Foreign exchange instruments	$—	$2	$—	$—	$2
Commodity contracts subject to rate recovery	13	57	—	(46)	24
	13	59	—	(46)	26
Liabilities held for sale:
Foreign exchange instruments	—	10	—	—	10
Commodity contracts not subject to rate recovery	—	9	10	(4)	15
Total liabilities held for sale	—	19	10	(4)	25
Total liabilities	$13	$78	$10	$(50)	$51
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
	Fair value at June 30, 2026
SDG&E:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$15	$4	$—		$19
Equity securities	299	4	—		303
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	28	17	—		45
Municipal bonds	—	300	—		300
Other securities	—	264	—		264
Total debt securities	28	581	—		609
Total nuclear decommissioning trusts(2)	342	589	—		931
Commodity contracts subject to rate recovery	2	—	13	$26	41
Total assets	$344	$589	$13	$26	$972
Liabilities:
Commodity contracts subject to rate recovery	$13	$—	$—	$(13)	$—

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
(2)    Excludes receivables (payables), net.

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at June 30, 2026
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$37	$—	$(32)	$5
Liabilities:
Commodity contracts subject to rate recovery	$—	$57	$—	$(33)	$24

	Fair value at December 31, 2025
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$24	$—	$5	$29
Liabilities:
Commodity contracts subject to rate recovery	$20	$107	$—	$(61)	$66
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended June 30,
	2026	2025
Balance at April 1	$10	$4
Realized and unrealized gains (losses), net	2	(1)
Allocated transmission instruments	3	1
Settlements	(2)	(1)
Balance at June 30	$13	$3
Change in unrealized gains (losses) relating to instruments still held at June 30	$1	$(1)

	Six months ended June 30,
	2026	2025
Balance at January 1	$10	$4
Realized and unrealized gains (losses), net	(1)	(2)
Allocated transmission instruments	6	3
Settlements	(2)	(2)
Balance at June 30	$13	$3
Change in unrealized gains (losses) relating to instruments still held at June 30	$(1)	$(3)
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended June 30,
	2026	2025
Balance at April 1	$41	$38
Realized and unrealized gains (losses), net(1)	(1)	3
Settlements	(2)	(2)
Balance at June 30(2)	$38	$39
Change in unrealized gains (losses) relating to instruments still held at June 30	$(1)	$3

	Six months ended June 30,
	2026	2025
Balance at January 1	$41	$25
Realized and unrealized gains (losses), net(1)	1	18
Settlements	(4)	(4)
Balance at June 30(2)	$38	$39
Change in unrealized gains (losses) relating to instruments still held at June 30	$1	$18
(1)    Net realized and unrealized gains are included in Interest Income and net realized and unrealized losses are recognized in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $8 in Other Current Assets and $30 in Other Long-Term Assets at June 30, 2026 on Sempra's Condensed Consolidated Balance Sheet.

The fair value of the Support Agreement, net of related guarantee fees, is based on a discounted cash flow model using a probability of default and survival methodology. Our estimate of fair value considers inputs such as third-party default rates, credit ratings, recovery rates, and risk-adjusted discount rates, which may be readily observable, market corroborated or generally unobservable inputs. Because CFIN’s credit rating and related default and survival rates are unobservable inputs that are significant to the valuation, the Support Agreement, net of related guarantee fees, is classified as Level 3. We assigned CFIN an internally developed credit rating of A2 at June 30, 2026, and 2025, respectively, and relied on default rate data published by Moody’s to assign a probability of default. A hypothetical change in the credit rating up or down one notch would not result in a significant change in the fair value of the Support Agreement.

Commodity contracts not subject to rate recovery. The table below sets forth a reconciliation of the change in the fair value of natural gas derivatives classified as Level 3 in the fair value hierarchy.

LEVEL 3 RECONCILIATION
(Dollars in millions)
Three months ended June 30, 2026
Balance at April 1	$(51)
Realized and unrealized gains (losses), net(1)	97
Settlements	(29)
Balance at June 30(2)	$17
Change in unrealized gains (losses) relating to instruments still held at June 30	$97

Six months ended June 30, 2026
Balance at January 1	$(55)
Realized and unrealized gains (losses), net(1)	101
Settlements	(29)
Balance at June 30(2)	$17
Change in unrealized gains (losses) relating to instruments still held at June 30	$101
(1)    Net realized and unrealized gains and losses are recognized in Revenues: Energy-Related Businesses or Energy-Related Businesses Cost of Sales on the Sempra Condensed Consolidated Statements of Operations.
(2)    Includes $27 in Assets Held for Sale and $10 in Liabilities Held for Sale at June 30, 2026 on Sempra’s Condensed Consolidated Balance Sheet.
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
The following table presents information about the significant unobservable inputs used in the valuation of our Level 3 natural gas derivatives at June 30, 2026:

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENT

	Fair value (in millions)	Valuation technique	Unobservable input	Range			Weighted average
Commodity contracts not subject to rate recovery	$17	Income approach	Forward natural gas price per MMBtu	$0.03	to	$2.41	$0.40
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	June 30, 2026
Sempra:
Long-term note receivable(1)	$379	$—	$—	$372	$372
Long-term amounts due to unconsolidated affiliates held for sale	506	—	488	—	488
Long-term debt held for sale(2)	9,201	—	8,845	—	8,845
Long-term debt(3)	32,163	—	30,194	—	30,194
SDG&E:
Long-term debt(4)	$10,150	$—	$9,037	$—	$9,037
SoCalGas:
Long-term debt(5)	$8,255	$—	$7,845	$—	$7,845

	December 31, 2025
Sempra:
Long-term note receivable(1)	$369	$—	$—	$366	$366
Long-term amounts due to unconsolidated affiliates held for sale	477	—	463	—	463
Long-term debt held for sale(2)	7,925	—	7,611	—	7,611
Long-term debt(3)	29,867	—	28,282	—	28,282
SDG&E:
Long-term debt(4)	$9,800	$—	$8,810	$—	$8,810
SoCalGas:
Long-term debt(5)	$8,109	$—	$7,818	$—	$7,818
(1)    Before allowances for credit losses of $4 at both June 30, 2026 and December 31, 2025. Excludes unamortized transaction costs of $2 and $3 at June 30, 2026 and December 31, 2025, respectively.
(2)    Before reductions of unamortized discount and debt issuance costs of $125 and $132 at June 30, 2026 and December 31, 2025, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $329 and $305 at June 30, 2026 and December 31, 2025, respectively, and excluding finance lease obligations of $1,264 and $1,293 at June 30, 2026 and December 31, 2025, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $108 and $97 at June 30, 2026 and December 31, 2025, respectively, and excluding finance lease obligations of $1,159 and $1,176 at June 30, 2026 and December 31, 2025, respectively.
(5)    Before reductions of unamortized discount and debt issuance costs of $85 and $78 at June 30, 2026 and December 31, 2025, respectively, and excluding finance lease obligations of $105 and $117 at June 30, 2026 and December 31, 2025, respectively.
We provide the fair values for the securities held in the NDT related to SONGS in Note 12.

NOTE 10. SEMPRA – CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST
SEMPRA INFRASTRUCTURE
In September 2025, PA2 JVCo issued 49.9% of its equity interests to Blackstone, which we discuss in Note 12 of the Notes to Consolidated Financial Statements in the Annual Report. We present Blackstone’s equity interest as a CRNCI, which appears between liabilities and equity in the mezzanine section of Sempra’s Condensed Consolidated Balance Sheets. We initially recorded the CRNCI at the amount for which Blackstone has a claim on the underlying net assets in liquidation at book value. At June 30, 2026, the CRNCI is not currently redeemable, nor is it probable that it will become redeemable because the forecasted completion of the PA LNG Phase 2 project is highly unlikely to occur beyond the contractually specified date in which Blackstone’s ownership interest becomes redeemable; therefore, we did not accrete the CRNCI to its redemption value.
Allocation of Interests
Because ownership interests in SI Partners, its subsidiaries and their projects differ by percentage and consolidation level, claims on changes in net assets must be allocated among the respective owners. To effect the allocation of interests, we recorded an increase in CRNCI of $50 million and $92 million, a decrease in NCI of $30 million and $78 million and a decrease in Sempra’s shareholders’ equity of $20 million and $14 million, in the three months and six months ended June 30, 2026, respectively.

NOTE 11. SEMPRA – EQUITY AND EARNINGS PER COMMON SHARE
PREFERRED STOCK
SoCalGas Preferred Stock
SoCalGas is authorized to issue up to an aggregate of 11,000,000 shares of preferred stock, series preferred stock and preference stock. The table below presents preferred stock outstanding at SoCalGas:

PREFERRED STOCK OUTSTANDING
(Dollars in millions, except per share amounts)
	June 30, 2026	December 31, 2025
$25 par value, authorized 1,000,000 shares:
6% Series, 79,011 shares outstanding	$3	$3
6% Series A, 783,032 shares outstanding	19	19
SoCalGas - Total preferred stock	$22	$22
Less: 50,970 shares of the 6% Series outstanding owned by Pacific Enterprises	(2)	(2)
Sempra - Total preferred stock of subsidiary	$20	$20
On August 6, 2026, SoCalGas will hold a special shareholders meeting at which shareholders will vote on a proposal to approve the retirement of SoCalGas’ outstanding preferred stock. Because the proposed retirement remains subject to shareholder approval, no retirement has been recognized in the accompanying financial statements. If approved and effective, holders of SoCalGas preferred stock would receive a cash payment of $31.00 per share plus accrued and unpaid dividends thereon to, but excluding, the effective date of the retirement, or approximately $27 million in total.

COMMON STOCK OFFERINGS
ATM Program
In November 2024, we established an ATM program providing for the offer and sale of shares of Sempra common stock having an aggregate gross sales price of up to $3.0 billion through agents acting as our sales agents or as forward sellers or directly to the agents as principals. The shares may be offered and sold in amounts and at times to be determined by us from time to time. Each agent will be entitled to a commission that will not exceed 1.0% of the gross sales price of all shares sold through it as agent pursuant to the Sales Agreement.
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
We intend to use a substantial portion of the net proceeds we receive from the issuance and sale by us of any shares of our common stock to or through the agents and any net proceeds we receive through the settlement of any forward sale agreements with the forward purchasers for working capital and other general corporate purposes, including to partly finance our long-term capital plan and to repay outstanding commercial paper and potentially other indebtedness. At June 30, 2026, approximately $2.6 billion of common stock remained available for sale under the ATM program, which reflects the forward sale agreements that we describe below.
Forward Sale Agreements
We have entered into two forward sale agreements for the sale of shares of Sempra common stock under the ATM program that remain subject to future settlement. The shares offered pursuant to the forward sale agreements were borrowed by the applicable forward purchaser and therefore were not newly issued shares. We did not initially receive any proceeds from the sale of shares pursuant to the forward sale agreements. These forward sale agreements may be settled on one or more dates specified by us occurring no later than the final settlement date under the applicable agreement. Although we may settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the applicable forward purchaser upon the occurrence of certain events. The principal terms of these forward sale agreements at June 30, 2026 are as follows:

FORWARD SALE AGREEMENTS UNDER THE ATM PROGRAM THAT REMAIN SUBJECT TO FUTURE SETTLEMENT
(Dollars in millions, except per share amounts)
Date of agreement	Number of shares subject to agreement	Number of shares that remain to be settled	Initial forward price per share	Expected net proceeds(1)	Forward purchaser	Sales commissions	Final settlement date
November 18, 2024	2,909,274	2,909,274	$92.1546	$268	Bank of America, N.A.	$2.4	December 31, 2027
February 26, 2025	2,087,317	2,087,317	$70.6593	$147	Wells Fargo Bank, N.A.	$1.3	March 31, 2027
(1)    Expected net proceeds assumes full physical settlement, is net of sales commission but does not deduct other equity issuance costs, and is subject to certain adjustments pursuant to the applicable forward sale agreement.
We provide additional information about these forward sale agreements in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

COMMON STOCK REPURCHASES
In the six months ended June 30, 2026 and 2025, we withheld 235,027 shares for $21 million and 678,705 shares for $58 million, respectively, of our common stock that would otherwise be issued to long-term incentive plan participants who do not elect otherwise upon the vesting of RSUs and exercise of stock options in an amount sufficient to satisfy minimum statutory tax withholding requirements. Such share withholding is considered a share repurchase for accounting purposes.
NONCONTROLLING INTERESTS
Ownership interests in a consolidated entity that are held by unconsolidated owners are accounted for and reported as NCI.
In the six months ended June 30, 2026 and 2025, Sempra Infrastructure distributed $135 million and $91 million, respectively, to its NCI owners, and NCI owners contributed $74 million and $83 million, respectively, to Sempra Infrastructure.
The following table summarizes net income attributable to Sempra and transfers (to) from CRNCI and NCI, which shows the effects of changes in Sempra’s ownership interest in its subsidiaries on Sempra’s shareholders’ equity.

NET INCOME ATTRIBUTABLE TO SEMPRA AND TRANSFERS (TO) FROM CRNCI AND NCI
(Dollars in millions)
	Three months ended	Six months ended
	June 30, 2026
Sempra:
Net income attributable to Sempra	$797	$1,834
Transfers (to) from CRNCI and NCI:
Decrease in shareholders’ equity from allocation of interests(1)	(20)	(14)
Net transfers (to) from CRNCI and NCI	(20)	(14)
Change from net income attributable to Sempra and transfers (to) from CRNCI and NCI	$777	$1,820
(1)    We describe the allocation of interests in Note 10.
SI Partners Subsidiaries
Both SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of June 30, 2026, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.

EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sempra:
Numerator:
Earnings attributable to common shares	$796	$461	$1,833	$1,367

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	654,038	652,664	653,815	652,330
Dilutive effect of common shares sold forward	518	101	500	51
Dilutive effect of stock options and RSUs(2)	1,389	459	1,403	742
Weighted-average common shares outstanding for diluted EPS	655,945	653,224	655,718	653,123

EPS:
Basic	$1.22	$0.71	$2.80	$2.10
Diluted	$1.21	$0.71	$2.80	$2.09
(1)    Includes 365 and 499 fully vested RSUs held in our deferred compensation plan in the three months ended June 30, 2026 and 2025, respectively, and 375 and 507 of such RSUs in the six months ended June 30, 2026 and 2025, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.
The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and six months ended June 30, 2026 excludes 595,546 and 578,643 potentially dilutive shares, respectively, and the computation of diluted EPS for the three months and six months ended June 30, 2025 excludes 1,376,618 and 949,450 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
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
Pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Development Committee of Sempra’s board of directors granted 568,052 nonqualified stock options, 441,749 performance-based RSUs and 191,383 service-based RSUs in the six months ended June 30, 2026, primarily in January.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	June 30, 2026
Short-term investments, primarily cash equivalents	$19	$—	$—	$19
Equity securities	66	239	(2)	303
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	45	1	(1)	45
Municipal bonds(2)	301	3	(4)	300
Other securities(3)	266	2	(4)	264
Total debt securities	612	6	(9)	609
Receivables (payables), net	(11)	—	—	(11)
Total	$686	$245	$(11)	$920

	December 31, 2025
Short-term investments, primarily cash equivalents	$12	$—	$—	$12
Equity securities	69	221	(2)	288
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	1	—	47
Municipal bonds	301	4	(5)	300
Other securities	253	5	(3)	255
Total debt securities	600	10	(8)	602
Receivables (payables), net	(3)	—	—	(3)
Total	$678	$231	$(10)	$899
(1)    Maturity dates are 2027-2056.
(2)    Maturity dates are 2026-2065.
(3)    Maturity dates are 2026-2071.
The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Proceeds from sales	$225	$225	$516	$499
Gross realized gains	11	21	20	31
Gross realized losses	2	3	4	5
Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units was $440 million at June 30, 2026 and is based on a cost study prepared in 2024, which is pending CPUC approval. SDG&E expects to receive an FD in the second half of 2026.

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
At June 30, 2026, loss contingency accruals for legal matters that are probable and estimable are $32 million for Sempra, $3 million for SDG&E and $14 million for SoCalGas.
SDG&E
City of San Diego Franchise Agreements
Pending. In 2021, a lawsuit was filed in the California Superior Court challenging various aspects of the natural gas and electric franchise agreements granted by the City of San Diego to SDG&E. The lawsuit sought to void the franchise agreements. In October 2023, the trial court ruled in favor of SDG&E and the City of San Diego, upholding all terms of the franchise agreements, except for the two-thirds City Council vote requirement for termination if the City decides to terminate under certain circumstances. Under the court’s ruling, the City can instead terminate on a majority vote, so long as it satisfies repayment provisions under the franchise agreements. Both sides appealed the ruling and, in May 2026, the California Court of Appeal upheld the trial court’s judgment, which is subject to a petition for review.
SoCalGas
LA Fires
Palisades Fire Litigation - Pending. There is a consolidated legal action pending in Los Angeles County Superior Court related to the January 2025 Palisades fire. Various plaintiffs named nineteen defendants in a December 2025 master complaint, including but not limited to SoCalGas, Sempra, Edison, Edison International, the J. Paul Getty Trust, the City of Los Angeles, Los Angeles County, and the State of California (collectively, the Palisades Defendants). At this early stage of the legal process, it is unclear how many plaintiffs are asserting claims against the Palisades Defendants. The plaintiffs seek an award of economic and noneconomic damages, punitive damages, attorneys’ fees, litigation costs and pre-judgment interest. On July 15, 2026, the Superior Court dismissed Sempra (but not SoCalGas) as a defendant, struck the plaintiffs’ requests for punitive damages against SoCalGas, and provided the plaintiffs an opportunity to amend their master complaint with respect to certain causes of action against SoCalGas that were dismissed.
Eaton Fire Litigation - Pending. There is a separate consolidated legal action pending in Los Angeles County Superior Court related to the January 2025 Eaton fire. The first of these lawsuits was filed against Edison in January 2025. In January 2026, Edison and Edison International filed cross-complaints in Los Angeles County Superior Court against more than a dozen defendants, including but not limited to SoCalGas, the City of Pasadena, Pasadena Water and Power, Los Angeles County, and Genasys Inc. (collectively, the Eaton Cross-Defendants) in connection with underlying litigation related to the January 2025 Eaton fire. The Edison cross-complaints against the Eaton Cross-Defendants seek indemnity, compensatory damages, attorneys’ fees, litigation costs and pre-judgment interest. In April 2026, SoCalGas filed a cross-complaint against Edison seeking compensatory damages for damage to SoCalGas’ infrastructure and costs associated with service restoration, attorneys’ fees, litigation costs and pre-judgment interest. The court has scheduled a January 2027 trial for certain plaintiffs.

Other Sempra
Energía Costa Azul
Land Dispute - Pending. Energía Costa Azul, S. de R.L. de C.V. has been engaged in a long-running land dispute relating to property adjacent to and owned by its ECA Regas Facility (the facility and the ECA LNG projects in development and under construction are not situated on the land that is the subject of this dispute). A claimant to the adjacent property filed suit to reinitiate an administrative procedure at SEDATU to obtain the property title for the disputed property, which title had previously been issued in a ruling by the federal Agrarian Court and subsequently reversed by a federal court in Mexico. In April 2021, the proceeding in the Agrarian Court concluded with the court ordering that the administrative procedure be restarted. The administrative procedure at SEDATU may continue if SEDATU decides to reopen the matter.
Environmental and Social Impact Permits - Resolved. Several administrative challenges were pending before Mexico’s Secretariat of Environment and Natural Resources (the Mexican environmental protection agency) and Federal Tax and Administrative Courts, seeking revocation of the environmental impact authorization issued to the ECA Regas Facility in 2003. These cases generally alleged that the conditions and mitigation measures in the environmental impact authorization were inadequate and challenged findings that the activities of the terminal were consistent with regional development guidelines.
In addition, a group of residents filed an administrative appeal in June 2021 against various federal and state authorities alleging deficiencies in the public consultation process for the environmental and social impact permits issued by each of ASEA and SENER to ECA LNG authorizing natural gas liquefaction activities at the ECA Regas Facility. The request for an administrative appeal was denied. The claimants appealed this ruling via a constitutional challenge (an amparo trial) but were not successful. The lower court’s ruling was favorable to the ECA Regas Facility, as the court determined that no harm has been caused to the plaintiffs and dismissed the lawsuit. The claimants appealed the rulings and, in June 2026, the Second Federal Collegiate Court ruled in favor of the ECA Regas Facility, definitively resolving this matter.
Port Arthur LNG I
Construction Incident - Pending. In April 2025, an incident occurred at the site of the PA LNG Phase 1 project that resulted in the deaths of three Bechtel employees and injuries to two Bechtel employees. In November 2025, the cases were transferred to a multidistrict litigation pretrial court and, in March 2026, the cases were assigned to a judge to oversee pretrial proceedings. As of August 3, 2026, there are two pending lawsuits filed by 12 plaintiffs in the 172nd Judicial District Court in Jefferson County, Texas and the 295th Judicial District Court in Harris County, Texas. The complaints collectively name as defendants Port Arthur LNG I, SI Partners, Sempra and/or other Sempra affiliates, Bechtel and/or Bechtel Corporation, and ConocoPhillips. Plaintiffs assert negligence and gross negligence and additional causes of action for wrongful death, survival and bystander claims and are seeking compensatory and punitive damages.
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
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sempra – Sales-type leases:
Interest income	$1	$1	$1	$2
Total revenues from sales-type leases(1)	$1	$1	$1	$2

Sempra – Operating leases:
Fixed lease payments	$97	$90	$197	$176
Variable lease payments	9	6	17	11
Total revenues from operating leases(1)	$106	$96	$214	$187

Depreciation expense(2)	$—	$17	$—	$35
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.
(2)    We stopped recording depreciation expense when these assets were classified as held for sale in September 2025.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first six months of 2026 to contractual commitments discussed in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.
Natural Gas Contracts
SoCalGas’ natural gas contracts and transportation commitments have increased by approximately $580 million since December 31, 2025, reflecting a decrease related to amounts that settled during the first six months of 2026 and increases from entering into natural gas transportation contracts in the first six months of 2026. At June 30, 2026, we expect future payments to decrease by $34 million in 2026, and increase by $49 million in 2027, $65 million in 2028, $77 million in 2029, $79 million in 2030, and $344 million thereafter compared to December 31, 2025.
LNG Purchase Agreement
SI Partners has an SPA for the supply of LNG to the ECA Regas Facility, which is included within the disposal group that is classified as held for sale. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2026 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by SI Partners. At June 30, 2026, we expect the commitment amount to decrease by $217 million in 2026 and $57 million in 2027, and increase by $34 million in 2028 and $28 million in 2029 compared to December 31, 2025, reflecting changes in estimated forward prices since December 31, 2025 and actual transactions in the first six months of 2026. These LNG commitment amounts are based on the assumption that all LNG cargoes under the agreement are delivered, less those already confirmed to be diverted as of June 30, 2026. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the supplier electing to divert cargoes as allowed by the agreement.

PPAs Not Accounted for as Leases
SDG&E’s PPA commitments have increased by approximately $101 million since December 31, 2025, primarily from entering into energy storage agreements in the first six months of 2026. At June 30, 2026, we expect future payments to increase by $7 million in 2026, $4 million in 2027, $6 million in each of 2028 through 2030, and $72 million thereafter compared to December 31, 2025.
ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which is $363 million for Sempra, $18 million for SDG&E and $13 million for SoCalGas at June 30, 2026.
SEMPRA – GUARANTEES
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $16 million at June 30, 2026, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
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
Sempra Infrastructure’s $753 million proportionate share of the affiliate loans, based on SI Partners’ 50.2% ownership interest in Cameron LNG JV, was funded by external lenders comprised of a syndicate of banks (the bank debt) to whom Sempra has provided a guarantee pursuant to the Support Agreement under which:
▪Sempra has severally guaranteed repayment of the bank debt plus accrued and unpaid interest if CFIN fails to pay the external lenders
▪the external lenders may exercise an option to put the bank debt to Sempra Infrastructure upon the occurrence of certain events, including a failure by CFIN to meet its payment obligations under the bank debt
▪on March 28, 2028, March 28, 2030 and March 28, 2035, the agent for the external lenders, on behalf of such external lenders, is obligated to put all of the then outstanding bank debt to Sempra Infrastructure, except to the extent any external lender elects not to participate in the put three months prior to the applicable put exercise date
▪Sempra Infrastructure also has a right to call the bank debt back from, or to refinance the bank debt with, the external lenders at any time
▪the Support Agreement will terminate upon full repayment of the bank debt, including repayment following an event in which the bank debt is put to Sempra Infrastructure

In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 9). At June 30, 2026, the fair value of the Support Agreement is $38 million, of which $8 million is included in Other Current Assets and $30 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
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

SEGMENT INFORMATION
(Dollars in millions)
			June 30, 2026	December 31, 2025
ASSETS
Sempra California			$60,978	$60,364
Sempra Texas Utilities			19,317	17,733
Sempra Infrastructure			34,944	32,796
Segment totals			115,239	110,893
Parent and other			1,207	1,084
Intersegment eliminations(1)			(1,165)	(1,099)
Total Sempra			$115,281	$110,878
EQUITY METHOD INVESTMENTS
Sempra Texas Utilities			$19,135	$17,601
Sempra Infrastructure(2)			16	17
Segment totals/Total Sempra			$19,151	$17,618

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$2	$1	$4	$3
Sempra Infrastructure	165	168	311	307
Segment totals	167	169	315	310
Equity earnings, net of income tax:
Sempra Texas Utilities	346	209	517	355
Sempra Infrastructure	34	15	82	53
Segment totals	380	224	599	408
Total Sempra	$547	$393	$914	$718
CAPITAL EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT
Sempra California			$1,901	$2,315
Sempra Infrastructure			2,784	2,322
Segment totals			4,685	4,637
Parent and other			2	3
Total Sempra			$4,687	$4,640
(1)     Primarily includes an intersegment loan from Sempra Infrastructure to Parent and other related to deferred income taxes.
(2)     At June 30, 2026 and December 31, 2025, $2,649 and $2,566, respectively, is included in Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheets. The remaining $16 and $17 at June 30, 2026 and December 31, 2025, respectively, represents our investment balance in Cameron LNG JV related to our guarantee under the SDSRA, which we discuss in Note 13.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Sempra California	Sempra Texas Utilities(1)	Sempra Infrastructure	Sempra
	Three months ended June 30, 2026
Revenues	$2,511		$512
Operation and maintenance	(995)		(229)
Depreciation and amortization	(607)		(3)
Interest income	5		26
Interest expense(2)	(256)		(10)
Income tax expense	(39)		(157)
Equity earnings		$348	199
Earnings attributable to noncontrolling interests			(141)
Earnings attributable to contingently redeemable noncontrolling interest			(4)
Other segment items(3)	(322)	(2)	37
Segment earnings attributable to common shares	$297	$346	$230	$873
Parent and other				(77)
Earnings attributable to common shares				$796

	Three months ended June 30, 2025
Revenues	$2,490		$530
Operation and maintenance	(1,000)		(213)
Depreciation and amortization	(574)		(78)
Interest income	3		5
Interest expense(2)	(228)		6
Income tax expense	(13)		(231)
Equity earnings		$210	183
Earnings attributable to noncontrolling interests			(46)
Other segment items(3)	(419)	(2)	(84)
Segment earnings attributable to common shares	$259	$208	$72	$539
Parent and other				(78)
Earnings attributable to common shares				$461
(1)    Substantially all earnings attributable to common shares are from equity earnings.
(2)    Sempra Infrastructure includes net unrealized gains (losses) from undesignated interest rate swaps related to the PA LNG Phase 1 project.
(3)    Includes cost of natural gas, cost of electric fuel and purchased power, franchise fees and other taxes, other income (expense), net, and preferred dividends for Sempra California; O&M and interest expense for Sempra Texas Utilities related to activities at the holding company; and cost of natural gas, energy-related businesses cost of sales, franchise fees and other taxes, and other income (expense), net, for Sempra Infrastructure.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Sempra California	Sempra Texas Utilities(1)	Sempra Infrastructure	Sempra
	Six months ended June 30, 2026
Revenues	$5,742		$955
Operation and maintenance	(2,011)		(450)
Depreciation and amortization	(1,224)		(6)
Interest income	7		59
Interest expense(2)	(500)		—
Income tax expense	(128)		(171)
Equity earnings		$521	393
Earnings attributable to noncontrolling interests			(248)
Earnings attributable to contingently redeemable noncontrolling interest			(10)
Other segment items(3)	(869)	(4)	(30)
Segment earnings attributable to common shares	$1,017	$517	$492	$2,026
Parent and other				(193)
Earnings attributable to common shares				$1,833

	Six months ended June 30, 2025
Revenues	$5,891		$956
Operation and maintenance	(2,175)		(387)
Depreciation and amortization	(1,136)		(154)
Interest income	5		24
Interest expense(2)	(453)		(71)
Income tax expense	(65)		(253)
Equity earnings		$358	360
Earnings attributable to noncontrolling interests			(48)
Other segment items(3)	(1,084)	(4)	(209)
Segment earnings attributable to common shares	$983	$354	$218	$1,555
Parent and other				(188)
Earnings attributable to common shares				$1,367
(1)    Substantially all earnings attributable to common shares are from equity earnings.
(2)    Sempra Infrastructure includes net unrealized gains (losses) from undesignated interest rate swaps related to the PA LNG Phase 1 project.
(3)    Includes cost of natural gas, cost of electric fuel and purchased power, franchise fees and other taxes, other income (expense), net, and preferred dividends for Sempra California; O&M and interest expense for Sempra Texas Utilities related to activities at the holding company; and cost of natural gas, energy-related businesses cost of sales, franchise fees and other taxes, and other income (expense), net, for Sempra Infrastructure.

The following table presents revenues by services by segment, reconciled to Sempra’s consolidated revenues.

REVENUES BY SERVICES
(Dollars in millions)
	Sempra California	Sempra Infrastructure	Sempra	Sempra California	Sempra Infrastructure	Sempra
	Three months ended June 30, 2026			Three months ended June 30, 2025
Revenues from external customers:
Utilities	$2,569	$18		$2,442	$18
Energy-related businesses	—	212		—	240
Total revenues from external customers(1)	2,569	230	$2,799	2,442	258	$2,700
Other revenues(2):
Utilities	(65)	—		41	—
Energy-related businesses	—	263		—	259
Total other revenues	(65)	263	198	41	259	300
Intersegment revenues(3):
Utilities	7	—		7	—
Energy-related businesses	—	19		—	13
Total intersegment revenues	7	19	26	7	13	20
Segment revenues	$2,511	$512	3,023	$2,490	$530	3,020
Intersegment eliminations			(26)			(20)
Revenues			$2,997			$3,000

	Six months ended June 30, 2026			Six months ended June 30, 2025
Revenues from external customers:
Utilities	$5,780	$45		$5,899	$44
Energy-related businesses	—	402		—	438
Total revenues from external customers(1)	5,780	447	$6,227	5,899	482	$6,381
Other revenues(2):
Utilities	(54)	—		(21)	—
Energy-related businesses	—	479		—	442
Total other revenues	(54)	479	425	(21)	442	421
Intersegment revenues(3):
Utilities	16	—		13	—
Energy-related businesses	—	29		—	32
Total intersegment revenues	16	29	45	13	32	45
Segment revenues	$5,742	$955	6,697	$5,891	$956	6,847
Intersegment eliminations			(45)			(45)
Revenues			$6,652			$6,802
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
Total assets at SDG&E are $33.1 billion and $32.7 billion at June 30, 2026 and December 31, 2025, respectively. The following table presents selected information for SDG&E’s single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
SDG&E:
Revenues from external customers:
Electric	$1,204	$856	$2,439	$1,931
Natural gas	183	212	504	571
Total revenues from external customers(1)	1,387	1,068	2,943	2,502
Other revenues(2):
Electric	(41)	179	(48)	168
Natural gas	22	15	20	12
Total other revenues	(19)	194	(28)	180
Total revenues	1,368	1,262	2,915	2,682
Operation and maintenance	(407)	(403)	(830)	(843)
Depreciation and amortization	(331)	(323)	(675)	(643)
Interest income	3	2	4	2
Interest expense	(152)	(139)	(299)	(274)
Income tax expense	(39)	(7)	(108)	(21)
Other segment items(3)	(252)	(217)	(521)	(447)
Earnings attributable to common shares	$190	$175	$486	$456

Capital expenditures for property, plant and equipment			$934	$1,270
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
Total assets at SoCalGas are $27.9 billion and $27.7 billion at June 30, 2026 and December 31, 2025, respectively. The following table presents selected information for SoCalGas’ single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
SoCalGas:
Natural gas:
Revenues from external customers(1)	$1,233	$1,421	$2,941	$3,489
Other revenues(2)	(46)	(153)	(26)	(201)
Total revenues	1,187	1,268	2,915	3,288
Operation and maintenance	(619)	(622)	(1,240)	(1,379)
Depreciation and amortization	(276)	(251)	(549)	(493)
Interest income	2	1	3	3
Interest expense	(104)	(89)	(201)	(179)
Income tax expense	—	(6)	(20)	(44)
Other segment items(3)	(83)	(217)	(377)	(669)
Earnings attributable to common shares	$107	$84	$531	$527

Capital expenditures for property, plant and equipment			$967	$1,045
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
We discuss herein Sempra’s results of operations and significant changes in earnings, revenues and costs by segment, as well as Parent and other, in the three months (Q2) and six months (YTD) ended June 30, 2026 compared to the same period in 2025. We also discuss herein the impact of foreign currency and inflation rates on Sempra’s results of operations.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sempra:
Sempra California	$297	$259	$1,017	$983
Sempra Texas Utilities	346	208	517	354
Sempra Infrastructure	230	72	492	218
Segment earnings attributable to common shares	873	539	2,026	1,555
Parent and other	(77)	(78)	(193)	(188)
Earnings attributable to common shares	$796	$461	$1,833	$1,367

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
In the three months ended June 30, 2026 compared to the same period in 2025, the increase in earnings of $38 million (15%) was primarily due to:
▪$29 million higher income tax benefits primarily from flow-through items
▪$25 million charge in 2025 from disallowed regulatory recovery of COVID-19 costs
▪$21 million higher CPUC base operating margin, net of operating expenses
▪$13 million higher electric transmission margin, including favorable impact from the retroactive application of the June 2026 FERC-approved TO6 settlement
Offset by:
▪$20 million higher net interest expense
▪$10 million lower AFUDC equity
▪$10 million regulatory award approved by the CPUC in 2025
In the six months ended June 30, 2026 compared to the same period in 2025, the increase in earnings of $34 million (3%) was primarily due to:
▪$59 million higher CPUC base operating margin, net of operating expenses, including $43 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD
▪$25 million charge in 2025 from disallowed regulatory recovery of COVID-19 costs
▪$17 million higher electric transmission margin, including favorable impact from the retroactive application of the June 2026 FERC-approved TO6 settlement
Offset by:
▪$34 million higher net interest expense
▪$15 million lower AFUDC equity
▪$5 million lower income tax benefits primarily from flow-through items

Sempra Texas Utilities
In the three months ended June 30, 2026 compared to the same period in 2025, the increase in earnings of $138 million was due to higher equity earnings from Oncor Holdings driven by:
▪overall higher revenues primarily attributable to:
◦the surcharge resulting from the comprehensive base rate review, reflecting the difference between newly approved rates and previously effective rates for the period from January 1, 2026 to June 1, 2026
◦increase due to the UTM and SRP
◦new base rates implemented in June 2026
◦rate updates to reflect increases in invested capital
◦customer growth
Offset by:
▪higher depreciation expense and interest expense associated with increases in invested capital
▪higher O&M
In the six months ended June 30, 2026 compared to the same period in 2025, the increase in earnings of $163 million (46%) was due to higher equity earnings from Oncor Holdings driven by:
▪overall higher revenues primarily attributable to:
◦increase due to the UTM and SRP
◦the surcharge resulting from the comprehensive base rate review, reflecting the difference between newly approved rates and previously effective rates for the period from January 1, 2026 to June 1, 2026
◦new base rates implemented in June 2026
◦rate updates to reflect increases in invested capital
◦customer growth
Offset by:
◦lower customer consumption primarily attributable to weather
Offset by:
▪higher depreciation expense and interest expense associated with increases in invested capital
▪higher O&M

Sempra Infrastructure
In the three months ended June 30, 2026 compared to the same period in 2025, the increase in earnings of $158 million was primarily due to:
▪$46 million from $20 million income tax benefit in 2026 compared to $26 million income tax expense in 2025 as a result of classifying SI Partners and Ecogas as held for sale, comprised of the following:
◦$21 million income tax benefit in 2026 to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners
◦$25 million from $1 million income tax expense in 2026 compared to $26 million income tax expense in 2025 related to a Mexican deferred income tax liability on our outside basis difference in Ecogas
▪$37 million lower depreciation expense as a result of classifying SI Partners and Ecogas as held for sale in September 2025 and June 2025, respectively
▪$34 million from asset and supply optimization driven by higher unrealized gains on commodity derivatives due to changes in natural gas prices and optimization of transport and storage contracts
▪$27 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico and associated undesignated derivatives, comprised of a $71 million unfavorable impact in 2026 compared to a $98 million unfavorable impact in 2025
▪$10 million lower O&M from changes in provisions for expected credit losses
▪$7 million higher net interest income
Offset by:
▪$26 million higher income tax expense primarily from other outside basis differences and changes in tax allocations between Sempra Infrastructure and Parent and other
▪$11 million lower revenues driven by a contract modification in December 2024 on an LNG storage and regasification agreement that ended in December 2025
In the six months ended June 30, 2026 compared to the same period in 2025, the increase in earnings of $274 million was primarily due to:
▪$92 million from asset and supply optimization driven by higher unrealized gains on commodity derivatives due to changes in natural gas prices and optimization of transport and storage contracts
▪$81 million from $55 million income tax benefit in 2026 compared to $26 million income tax expense in 2025 as a result of classifying SI Partners and Ecogas as held for sale, comprised of the following:
◦$54 million income tax benefit in 2026 to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners
◦$27 million from $1 million income tax benefit in 2026 compared to $26 million income tax expense in 2025 related to a Mexican deferred income tax liability on our outside basis difference in Ecogas
▪$73 million lower depreciation expense as a result of classifying SI Partners and Ecogas as held for sale in September 2025 and June 2025, respectively
▪$39 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico and associated undesignated derivatives, comprised of a $52 million unfavorable impact in 2026 compared to a $91 million unfavorable impact in 2025
▪$19 million lower net interest expense
Offset by:
▪$31 million from income tax expense in 2026 compared to income tax benefit in 2025 primarily from other outside basis differences and changes in tax allocations between Sempra Infrastructure and Parent and other
▪$24 million lower revenues driven by a contract modification in December 2024 on an LNG storage and regasification agreement that ended in December 2025

Parent and Other
In the three months ended June 30, 2026 compared to the same period in 2025, the decrease in losses of $1 million (1%) was primarily due to:
▪$11 million preferred dividends in 2025 prior to the redemption of series C preferred stock in October 2025
▪$9 million higher income tax benefits primarily from changes in tax allocations between Sempra Infrastructure and Parent and other
Offset by:
▪$19 million higher net interest expense
In the six months ended June 30, 2026 compared to the same period in 2025, the increase in losses of $5 million (3%) was primarily due to:
▪$36 million higher net interest expense
▪$11 million lower net investment gains on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation plan
Offset by:
▪$22 million preferred dividends in 2025 prior to the redemption of series C preferred stock in October 2025
▪$17 million higher income tax benefits primarily from changes in tax allocations between Sempra Infrastructure and Parent and other
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

UTILITIES: NATURAL GAS REVENUES AND COST OF NATURAL GAS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sempra:
Natural gas revenues:
Sempra California	$1,352	$1,458	$3,358	$3,799
Sempra Infrastructure	18	18	45	44
Segment totals	1,370	1,476	3,403	3,843
Eliminations and adjustments	(6)	(6)	(14)	(11)
Total	$1,364	$1,470	$3,389	$3,832
Cost of natural gas(1):
Sempra California	$60	$181	$390	$666
Sempra Infrastructure	6	4	13	15
Segment totals	66	185	403	681
Eliminations and adjustments	(3)	(2)	(5)	(5)
Total	$63	$183	$398	$676
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s natural gas revenues decreased by $106 million (7%) driven by Sempra California, which included:
▪$121 million decrease in cost of natural gas sold, which we discuss below
▪$45 million lower revenues from a $22 million credit in 2026 compared to a $23 million cost in 2025 for the non-service components of net periodic benefit cost, which fully offsets in other income, net
▪$14 million regulatory award approved by the CPUC in 2025
▪$8 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
▪$8 million lower regulatory revenues associated with the acceleration of self-developed software deductions, which are offset in income tax expense
Offset by:
▪$35 million higher CPUC-authorized base revenues
▪$29 million lower revenues in 2025 from disallowed regulatory recovery of COVID-19 costs
▪$24 million higher regulatory revenues primarily from lower gas repairs tax benefits
In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s cost of natural gas decreased by $120 million driven by Sempra California, which included:
▪$109 million lower average natural gas prices
▪$12 million lower volumes driven by weather
In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s natural gas revenues decreased by $443 million (12%) driven by Sempra California, which included:
▪$276 million decrease in cost of natural gas sold, which we discuss below
▪$172 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
▪$45 million lower revenues from higher non-service components of net periodic benefit cost, which fully offsets in other income, net
▪$37 million lower regulatory revenues associated with the acceleration of self-developed software deductions, which are offset in income tax expense
Offset by:
▪$72 million higher CPUC-authorized base revenues
▪$29 million lower revenues in 2025 from disallowed regulatory recovery of COVID-19 costs
▪$15 million higher regulatory revenues primarily from lower gas repairs tax benefits
In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s cost of natural gas decreased by $278 million (41%) driven by Sempra California, which included:
▪$181 million lower average natural gas prices
▪$95 million lower volumes driven by weather

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

UTILITIES: ELECTRIC REVENUES AND COST OF ELECTRIC FUEL AND PURCHASED POWER
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sempra:
Electric revenues:
Sempra California	$1,159	$1,032	$2,384	$2,092
Eliminations and adjustments	(1)	(1)	(2)	(2)
Total	$1,158	$1,031	$2,382	$2,090
Cost of electric fuel and purchased power(1):
Sempra California	$135	$106	$229	$179
Eliminations and adjustments	(21)	(15)	(34)	(36)
Total	$114	$91	$195	$143
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s electric revenues increased by $127 million (12%) driven by Sempra California, which included:
▪$37 million higher revenues from incremental and balanced capital projects
▪$32 million higher regulatory revenues from lower ITCs from standalone energy storage projects, which are offset in income tax expense
▪$29 million increase in cost of electric fuel and purchased power, which we discuss below
▪$12 million higher revenues from transmission operations, including favorable impact from the retroactive application of the June 2026 FERC-approved TO6 settlement
▪$11 million higher CPUC-authorized base revenues
▪$9 million higher regulatory revenues associated with refundable programs, which are fully offset in O&M
In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s cost of electric fuel and purchased power increased by $23 million (25%) driven by Sempra California, which included:
▪$27 million higher purchased power primarily due to changes in excess capacity sales offset by lower utility-owned generation costs
▪$10 million lower sales to the California ISO due to lower market prices
Offset by:
▪$7 million lower purchased power from the California ISO due to lower market prices

In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s electric revenues increased by $292 million (14%) driven by Sempra California, which included:
▪$136 million higher revenues from incremental and balanced capital projects, including $59 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD
▪$65 million higher regulatory revenues from lower ITCs from standalone energy storage projects, which are offset in income tax expense
▪$50 million increase in cost of electric fuel and purchased power, which we discuss below
▪$26 million higher revenues from transmission operations, including favorable impact from the retroactive application of the June 2026 FERC-approved TO6 settlement
▪$18 million higher regulatory revenues associated with refundable programs, which are fully offset in O&M
▪$17 million higher CPUC-authorized base revenues
Offset by:
▪$10 million lower regulatory revenues associated with the acceleration of self-developed software deductions, which are offset in income tax expense
In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s cost of electric fuel and purchased power increased by $52 million (36%) driven by Sempra California, which included:
▪$52 million lower sales to the California ISO due to lower market prices
▪$32 million higher purchased power primarily due to changes in excess capacity sales and tolling agreements offset by lower utility-owned generation costs
Offset by:
▪$33 million lower purchased power from the California ISO due to lower market prices
Energy-Related Businesses: Revenues and Cost of Sales

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sempra:
Revenues:
Sempra Infrastructure	$494	$512	$910	$912
Parent and other(1)	(19)	(13)	(29)	(32)
Total	$475	$499	$881	$880
Cost of sales(2):
Sempra Infrastructure(3)	$(69)	$85	$7	$204
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.
(3)    Includes net unrealized (gains) losses in 2026 from undesignated commodity derivatives.

In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s revenues from energy-related businesses decreased by $24 million (5%) primarily due to:
▪$27 million revenues in 2025 driven by a contract modification in December 2024 on an LNG storage and regasification agreement that ended in December 2025
▪$11 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$58 million driven by lower natural gas prices and lower volumes associated with optimization of transport and storage contracts
◦$13 million primarily from lower diversion fees due to lower natural gas prices
Offset by:
◦$60 million higher unrealized gains on commodity derivatives
Offset by:
▪$17 million higher revenues primarily due to the commencement of commercial operations at Cimarrón Wind in March 2026 offset by lower volumes from wind power generation assets

In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s cost of sales from energy-related businesses decreased by $154 million primarily due to:
▪$77 million from $75 million unrealized gains in 2026 compared to $2 million unrealized losses in 2025 on undesignated commodity derivatives related to the PA LNG Phase 1 project and ECA LNG Phase 1 project
▪$68 million driven by lower natural gas purchases related to asset and supply optimization
In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s revenues from energy-related businesses increased by $1 million primarily due to:
▪$25 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$140 million from $121 million unrealized gains in 2026 compared to $19 million unrealized losses in 2025 on commodity derivatives
Offset by:
◦$99 million driven by lower natural gas prices associated with optimization of transport and storage contracts
◦$16 million primarily from lower diversion fees due to lower natural gas prices
▪$17 million higher transportation revenues primarily from higher rates
▪$11 million higher revenues primarily due to the commencement of commercial operations at Cimarrón Wind in March 2026 offset by lower volumes from wind power generation assets
Offset by:
▪$53 million revenues in 2025 driven by a contract modification in December 2024 on an LNG storage and regasification agreement that ended in December 2025
In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s cost of sales from energy-related businesses decreased by $197 million primarily due to:
▪$128 million driven by lower natural gas purchases related to asset and supply optimization
▪$55 million from $53 million unrealized gains in 2026 compared to $2 million unrealized losses in 2025 on undesignated commodity derivatives related to the PA LNG Phase 1 project and ECA LNG Phase 1 project
Operation and Maintenance

OPERATION AND MAINTENANCE
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sempra:
Sempra California	$995	$1,000	$2,011	$2,175
Sempra Texas Utilities	1	1	3	3
Sempra Infrastructure	229	213	450	387
Segment totals	1,225	1,214	2,464	2,565
Parent and other(1)	26	25	29	17
Total	$1,251	$1,239	$2,493	$2,582
(1)    Includes eliminations of intercompany activity.

In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s O&M increased by $12 million (1%) primarily due to:
▪$16 million increase at Sempra Infrastructure due to:
◦$19 million higher development costs and certain non-capitalized expenses from projects under construction
◦$13 million higher purchased services and maintenance expenses
Offset by:
◦$22 million from changes in provisions for expected credit losses
Offset by:
▪$5 million decrease at Sempra California primarily due to lower non-refundable operating costs

In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s O&M decreased by $89 million (3%) due to:
▪$164 million decrease at Sempra California due to:
◦$154 million lower expenses associated with refundable programs, which costs are recovered in revenue
◦$10 million lower non-refundable operating costs
Offset by:
▪ $63 million increase at Sempra Infrastructure primarily due to:
◦$36 million higher development costs and certain non-capitalized expenses from projects under construction
◦$31 million higher purchased services and maintenance expenses
Offset by:
◦$9 million related to 2025 expected credit losses on a credit support agreement with a third-party financial institution and associated transaction fees
▪$12 million increase at Parent and other primarily due to higher deferred compensation expense
Depreciation and Amortization
In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s depreciation and amortization decreased by $41 million (6%) to $612 million primarily due to:
▪$75 million lower at Sempra Infrastructure as a result of classifying SI Partners and Ecogas as held for sale in September 2025 and June 2025, respectively
Offset by:
▪$33 million higher at Sempra California due to higher utility plant rate base
In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s depreciation and amortization decreased by $60 million (5%) to $1.2 billion due to:
▪$148 million lower at Sempra Infrastructure as a result of classifying SI Partners and Ecogas as held for sale in September 2025 and June 2025, respectively
Offset by:
▪$88 million higher at Sempra California due to higher utility plant rate base
Other Income, Net
In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s other income, net, increased by $8 million (14%) to $67 million primarily due to:
▪$48 million from a $17 million credit in 2026 compared to a $31 million cost in 2025 for the non-service components of net periodic benefit cost primarily at Sempra California
▪$7 million reduction in regulatory interest in 2025 from disallowed regulatory recovery of COVID-19 costs at Sempra California
Offset by:
▪$35 million from $34 million net losses in 2026 compared to a $1 million net gain in 2025 from impacts associated with foreign exchange instruments and foreign currency transactions primarily at Sempra Infrastructure, including:
◦$40 million higher losses on foreign currency derivatives as a result of fluctuation of the Mexican peso
Offset by:
◦$5 million higher gains driven by foreign currency transactional effects
▪$8 million lower AFUDC equity primarily at Sempra California
▪$4 million lower net interest income on regulatory balancing accounts at Sempra California
In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s other income, net, increased by $17 million (11%) to $167 million primarily due to:
▪$54 million from a $46 million credit in 2026 compared to a $8 million cost in 2025 for the non-service components of net periodic benefit cost primarily at Sempra California
▪$7 million reduction in regulatory interest in 2025 from disallowed regulatory recovery of COVID-19 costs at Sempra California

Offset by:
▪$31 million from $26 million net losses in 2026 compared to $5 million net gains in 2025 from impacts associated with foreign exchange instruments and foreign currency transactions driven by $31 million higher losses on foreign currency derivatives as a result of fluctuation of the Mexican peso at Sempra Infrastructure
▪$7 million lower AFUDC equity
▪$6 million lower net interest income on regulatory balancing accounts at Sempra California
Interest Income
In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s interest income increased by $24 million to $38 million primarily due to $24 million higher interest from interest bearing cash accounts primarily from the PA LNG Phase 1 project and PA LNG Phase 2 project at Sempra Infrastructure.
In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s interest income increased by $30 million to $78 million due to:
▪$43 million higher interest from interest bearing cash accounts primarily from the PA LNG Phase 1 project and PA LNG Phase 2 project at Sempra Infrastructure
Offset by:
▪$17 million change in the fair value of the Support Agreement at Sempra Infrastructure
Interest Expense
In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s interest expense increased by $71 million (20%) to $430 million primarily due to:
▪$28 million at Sempra California from higher debt balances from debt issuances
▪$27 million at Parent and other from higher debt balances from debt issuances and higher borrowings on commercial paper offset by higher capitalization of interest expense from projects under construction at Sempra Infrastructure
▪$16 million at Sempra Infrastructure primarily from:
◦$28 million higher write-off of debt issuance costs due to the early repayment of the Port Arthur LNG I term loan facility
Offset by:
◦$12 million higher unrealized gains on interest rate swaps related to the PA LNG Phase 1 project
In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s interest expense increased by $20 million (3%) to $812 million due to:
▪$47 million at Sempra California primarily from higher debt balances from debt issuances
▪$44 million at Parent and other from higher debt balances from debt issuances and higher borrowings on commercial paper offset by higher capitalization of interest expense from projects under construction at Sempra Infrastructure
Offset by:
▪$71 million at Sempra Infrastructure from:
◦$86 million favorable impact in interest expense from interest rate swaps related to the PA LNG Phase 1 project comprised of:
•$84 million realized gains in 2026 from the termination of interest rate swaps, net of transaction costs
•$2 million lower unrealized losses
Offset by:
◦$12 million higher write-off of debt issuance costs due to the early repayment of the Port Arthur LNG I term loan facility

Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sempra:
Income tax expense	$112	$172	$177	$229

Income before income taxes and equity earnings	$507	$298	$1,355	$949
Equity earnings, before income tax(1)	167	169	315	310
Pretax income	$674	$467	$1,670	$1,259

Effective income tax rate	17%	37%	11%	18%
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
In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s income tax expense decreased by $60 million (35%) primarily due to:
▪$84 million from $38 million income tax expense in 2026 compared to $122 million income tax expense in 2025 from foreign currency and inflation effects on our monetary positions in Mexico and associated undesignated derivatives
▪$58 million from $20 million income tax benefit in 2026 compared to $38 million income tax expense in 2025 as a result of classifying SI Partners and Ecogas as held for sale, comprised of the following:
◦$37 million from $1 million income tax expense in 2026 compared to $38 million income tax expense in 2025 related to a Mexican deferred income tax liability on the outside basis difference in our investment in Ecogas
◦$21 million income tax benefit in 2026 to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners
Offset by:
▪higher pretax income
▪lower income tax benefit from lower ITCs from standalone energy storage projects
In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s income tax expense decreased by $52 million (23%) primarily due to:
▪$94 million from $56 million income tax benefit in 2026 compared to $38 million income tax expense in 2025 as a result of classifying SI Partners and Ecogas as held for sale, comprised of the following:
◦$54 million income tax benefit in 2026 to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners
◦$40 million from $2 million income tax benefit in 2026 compared to $38 million income tax expense in 2025 related to a Mexican deferred income tax liability on the outside basis difference in our investment in Ecogas
▪$92 million from $20 million income tax expense in 2026 compared to $112 million income tax expense in 2025 from foreign currency and inflation effects on our monetary positions in Mexico and associated undesignated derivatives
▪$23 million higher income tax benefit attributable to NCI’s share of higher U.S. partnership’s pretax income
Offset by:
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

Equity Earnings
In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s equity earnings increased by $154 million (39%) to $547 million primarily due to:
▪$137 million at Oncor Holdings driven by:
◦overall higher revenues primarily attributable to:
•the surcharge resulting from the comprehensive base rate review, reflecting the difference between newly approved rates and previously effective rates for the period from January 1, 2026 to June 1, 2026
•increase due to the UTM and SRP
•new base rates implemented in June 2026
•rate updates to reflect increases in invested capital
•customer growth
Offset by:
◦higher depreciation expense and interest expense associated with increases in invested capital
◦higher O&M
▪$14 million at IMG due to lower income tax expense
In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s equity earnings increased by $196 million (27%) to $914 million primarily due to:
▪ $162 million at Oncor Holdings driven by:
◦overall higher revenues primarily attributable to:
•increase due to the UTM and SRP
•the surcharge resulting from the comprehensive base rate review, reflecting the difference between newly approved rates and previously effective rates for the period from January 1, 2026 to June 1, 2026
•new base rates implemented in June 2026
•rate updates to reflect increases in invested capital
•customer growth
Offset by:
•lower customer consumption primarily attributable to weather
Offset by:
◦higher depreciation expense and interest expense associated with increases in invested capital
◦higher O&M
▪$21 million at IMG due to lower income tax expense and lower interest expense
Earnings Attributable to Noncontrolling Interests
In the three months ended June 30, 2026 compared to the same period in 2025, Sempra’s earnings attributable to NCI increased by $95 million to $141 million primarily due to an increase in SI Partners subsidiaries’ net income driven by higher unrealized gains on commodity derivatives and foreign currency and inflation effects on our monetary positions in Mexico.
In the six months ended June 30, 2026 compared to the same period in 2025, Sempra’s earnings attributable to NCI increased by $200 million to $248 million primarily due to an increase in SI Partners subsidiaries’ net income driven by a favorable impact in interest expense from the termination of interest rate swaps in 2026 related to the PA LNG Phase 1 project, lower depreciation expense as a result of classifying SI Partners and Ecogas as held for sale in September 2025 and June 2025, respectively, and unrealized gains in 2026 compared to unrealized losses in 2025 on commodity derivatives.

IMPACT OF FOREIGN CURRENCY AND INFLATION RATES ON RESULTS OF OPERATIONS
Because Ecogas, our natural gas distribution utility in Mexico, uses the Mexican peso as its functional currency, its revenues and expenses are translated into U.S. dollars at average exchange rates for the period when included in Sempra’s results of operations. Year‑over‑year differences in average exchange rates used to translate Ecogas’ income statement activity can therefore create variances in our comparative results of operations. In the three months and six months ended June 30, 2026 compared to the same periods in 2025, the impact of changes in average foreign currency translation rates on our earnings was negligible and $1 million, respectively.
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

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts		Transactional (losses) gains included in reported amounts
	Three months ended June 30,
	2026	2025	2026	2025
Sempra:
Other income, net	$67	$59	$(34)	$1
Income tax expense	(112)	(172)	(38)	(122)
Equity earnings	547	393	(26)	(25)
Net income	942	519	(98)	(146)
Earnings attributable to noncontrolling interests	(141)	(46)	27	49
Earnings attributable to common shares	796	461	(71)	(97)

	Six months ended June 30,
	2026	2025	2026	2025
Sempra:
Other income, net	$167	$150	$(26)	$5
Income tax expense	(177)	(229)	(20)	(112)
Equity earnings	914	718	(23)	(27)
Net income	2,092	1,438	(69)	(134)
Earnings attributable to noncontrolling interests	(248)	(48)	17	45
Earnings attributable to common shares	1,833	1,367	(52)	(89)
At June 30, 2026, SI Partners, which holds our foreign operations, is classified as held for sale. Upon completion of the planned sale, which we expect to occur in the third quarter of 2026, we will deconsolidate SI Partners and account for our remaining 25% interest under the equity method, which we expect will reduce volatility in our results of operations associated with foreign currency exchange rate fluctuations and Mexican inflation.

We discuss herein SDG&E’s results of operations and significant changes in earnings, revenues and costs in the three months (Q2) and six months (YTD) ended June 30, 2026 compared to the same period in 2025.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended June 30, 2026 compared to the same period in 2025, the increase in earnings of $15 million (9%) was primarily due to:
▪$17 million higher CPUC base operating margin, net of operating expenses
▪$13 million higher electric transmission margin, including the favorable impact from the retroactive application of the June 2026 FERC-approved TO6 settlement
▪$8 million higher income tax benefits primarily from flow-through items
Offset by:
▪$9 million higher net interest expense
▪$7 million lower AFUDC equity
In the six months ended June 30, 2026 compared to the same period in 2025, the increase in earnings of $30 million (7%) was primarily due to:
▪$49 million higher CPUC base operating margin, net of operating expenses, including $43 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD
▪$17 million higher electric transmission margin, including the favorable impact from the retroactive application of the June 2026 FERC-approved TO6 settlement
Offset by:
▪$18 million higher net interest expense
▪$9 million lower AFUDC equity

SIGNIFICANT CHANGES IN REVENUES AND COSTS
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended June 30, 2026 compared to the same period in 2025, SDG&E’s electric revenues increased by $129 million (12%) to $1.2 billion primarily due to:
▪$37 million higher revenues from incremental and balanced capital projects
▪$32 million higher regulatory revenues from lower ITCs from standalone energy storage projects, which are offset in income tax expense
▪$29 million increase in cost of electric fuel and purchased power, which we discuss below
▪$12 million higher revenues from transmission operations, including favorable impact from the retroactive application of the June 2026 FERC-approved TO6 settlement
▪$11 million higher CPUC-authorized base revenues
▪$9 million higher regulatory revenues associated with refundable programs, which are fully offset in O&M
In the three months ended June 30, 2026 compared to the same period in 2025, SDG&E’s cost of electric fuel and purchased power increased by $29 million (27%) to $135 million primarily due to:
▪$27 million higher purchased power primarily due to changes in excess capacity sales offset by lower utility-owned generation costs
▪$10 million lower sales to the California ISO due to lower market prices
Offset by:
▪$7 million lower purchased power from the California ISO due to lower market prices
In the six months ended June 30, 2026 compared to the same period in 2025, SDG&E’s electric revenues increased by $293 million (14%) to $2.4 billion primarily due to:
•$136 million higher revenues from incremental and balanced capital projects, including $59 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD
•$65 million higher regulatory revenues from lower ITCs from standalone energy storage projects, which are offset in income tax expense
▪$50 million increase in cost of electric fuel and purchased power, which we discuss below
▪$26 million higher revenues from transmission operations, including favorable impact from the retroactive application of the June 2026 FERC-approved TO6 settlement
▪$18 million higher regulatory revenues associated with refundable programs, which are fully offset in O&M
▪$17 million higher CPUC-authorized base revenues
Offset by:
▪$10 million lower regulatory revenues associated with the acceleration of self-developed software deductions, which are offset in income tax expense
In the six months ended June 30, 2026 compared to the same period in 2025, SDG&E’s cost of electric fuel and purchased power increased by $50 million (28%) to $229 million primarily due to:
▪$52 million lower sales to the California ISO due to lower market prices
▪$32 million higher purchased power primarily due to changes in excess capacity sales and tolling agreements offset by lower utility-owned generation costs
Offset by:
▪$33 million lower purchased power from the California ISO due to lower market prices
Natural Gas Revenues and Cost of Natural Gas
In the three months ended June 30, 2026 and 2025, SDG&E’s average cost of natural gas per thousand cubic feet was $2.77 and $4.60, respectively. In the six months ended June 30, 2026 and 2025, SDG&E’s average cost of natural gas per thousand cubic feet was $5.13 and $4.86, respectively. The average cost of natural gas sold at SDG&E is impacted by market prices, as well as transportation, tariff and other charges.
In the three months ended June 30, 2026 compared to the same period in 2025, SDG&E’s natural gas revenues decreased by $23 million (10%) to $205 million primarily due to:
▪$22 million decrease in cost of natural gas sold, which we discuss below

▪$5 million lower revenues from incremental and balanced capital projects
Offset by:
▪$5 million higher CPUC-authorized base revenues
In the three months ended June 30, 2026 compared to the same period in 2025, SDG&E’s cost of natural gas decreased by $22 million to $22 million due to:
▪$15 million lower average natural gas prices
▪$7 million lower volumes driven by weather
In the six months ended June 30, 2026 compared to the same period in 2025, SDG&E’s natural gas revenues decreased by $60 million (10%) to $524 million primarily due to:
▪$30 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
▪$19 million decrease in cost of natural gas sold, which we discuss below
▪$17 million lower revenues from incremental and balanced capital projects
Offset by:
▪$11 million higher regulatory revenues primarily from lower gas repairs tax benefits
▪$6 million higher CPUC-authorized base revenues
In the six months ended June 30, 2026 compared to the same period in 2025, SDG&E’s cost of natural gas decreased by $19 million (15%) to $112 million due to:
▪$25 million lower volumes driven by weather
Offset by:
▪$6 million higher average natural gas prices
Operation and Maintenance
In the six months ended June 30, 2026 compared to the same period in 2025, SDG&E’s O&M decreased by $13 million (2%) to $830 million primarily due to lower expenses associated with refundable programs, which costs are recovered in revenue.
Other Income, Net
In the three months ended June 30, 2026 compared to the same period in 2025, SDG&E’s other income, net, decreased by $7 million (23%) to $24 million primarily due to lower AFUDC equity.
In the six months ended June 30, 2026 compared to the same period in 2025, SDG&E’s other income, net, decreased by $9 million (13%) to $62 million primarily due to lower AFUDC equity.
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
SDG&E:
Income tax expense	$39	$7	$108	$21
Income before income taxes	$229	$182	$594	$477
Effective income tax rate	17%	4%	18%	4%
In the three months and six months ended June 30, 2026 compared to the same periods in 2025, SDG&E’s income tax expense increased by $32 million and $87 million, respectively, primarily due to:
▪lower income tax benefit from lower ITCs from standalone energy storage projects
▪higher pretax income

We discuss herein SoCalGas’ results of operations and significant changes in earnings, revenues and costs in the three months (Q2) and six months (YTD) ended June 30, 2026 compared to the same period in 2025.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended June 30, 2026 compared to the same period in 2025, the increase in earnings of $23 million (27%) was primarily due to:
▪$25 million charge in 2025 from disallowed regulatory recovery of COVID-19 costs
▪$21 million higher income tax benefits primarily from flow-through items
▪$4 million higher CPUC base operating margin, net of operating expenses
Offset by:
▪$11 million higher net interest expense
▪$10 million regulatory award approved by the CPUC in 2025
▪$3 million lower AFUDC equity
In the six months ended June 30, 2026 compared to the same period in 2025, the increase in earnings of $4 million (1%) was primarily due to:
▪$25 million charge in 2025 from disallowed regulatory recovery of COVID-19 costs
▪$10 million higher CPUC base operating margin, net of operating expenses
Offset by:
▪$16 million higher net interest expense
▪$6 million lower AFUDC equity
▪$5 million lower income tax benefits primarily from flow-through items
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Natural Gas Revenues and Cost of Natural Gas
In the three months ended June 30, 2026 and 2025, SoCalGas’ average cost of natural gas per thousand cubic feet was $0.87 and $2.50, respectively. In the six months ended June 30, 2026 and 2025, SoCalGas’ average cost of natural gas per thousand cubic feet was $2.21 and $3.57, respectively. The average cost of natural gas sold at SoCalGas is impacted by market prices, as well as transportation and other charges.

In the three months ended June 30, 2026 compared to the same period in 2025, SoCalGas’ natural gas revenues decreased by $81 million (6%) to $1.2 billion primarily due to:
▪$101 million decrease in cost of natural gas sold, which we discuss below
▪$43 million lower revenues from a $21 million credit in 2026 compared to a $22 million cost in 2025 for the non-service components of net periodic benefit cost, which fully offsets in other income (expense), net
▪$14 million regulatory award approved by the CPUC in 2025
▪$7 million lower regulatory revenues associated with the acceleration of self-developed software deductions, which are offset in income tax expense
▪$5 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
Offset by:
▪$30 million higher CPUC-authorized base revenues
▪$29 million lower revenues in 2025 from disallowed regulatory recovery of COVID-19 costs
▪$20 million higher regulatory revenues primarily from lower gas repairs tax benefits
▪$14 million higher revenues from incremental and balanced capital projects
In the three months ended June 30, 2026 compared to the same period in 2025, SoCalGas’ cost of natural gas decreased by $101 million to $51 million due to:
▪$96 million lower average natural gas prices
▪$5 million lower volumes driven by weather
In the six months ended June 30, 2026 compared to the same period in 2025, SoCalGas’ natural gas revenues decreased by $373 million (11%) to $2.9 billion primarily due to:
▪$260 million decrease in cost of natural gas sold, which we discuss below
▪$142 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
▪$43 million lower revenues from a $43 million credit in 2026 compared to a negligible cost in 2025 for the non-service components of net periodic benefit cost, which fully offsets in other income (expense), net
▪$35 million lower regulatory revenues associated with the acceleration of self-developed software deductions, which are offset in income tax expense
Offset by:
▪$66 million higher CPUC-authorized base revenues
▪$29 million lower revenues in 2025 from disallowed regulatory recovery of COVID-19 costs
▪$24 million higher revenues from incremental and balanced capital projects
In the six months ended June 30, 2026 compared to the same period in 2025, SoCalGas’ cost of natural gas decreased by $260 million (46%) to $307 million due to:
▪$190 million lower average natural gas prices
▪$70 million lower volumes driven by weather
Operation and Maintenance
In the six months ended June 30, 2026 compared to the same period in 2025, SoCalGas’ O&M decreased by $139 million (10%) to $1.2 billion primarily due to lower expenses associated with refundable programs, which costs are recovered in revenue.
Other Income (Expense), Net
In the three months ended June 30, 2026 compared to the same period in 2025, SoCalGas had $41 million of other income, net, in 2026 compared to $2 million of other expense, net, in 2025 primarily due to:
▪$44 million from a $21 million credit in 2026 compared to a $23 million cost in 2025 for the non-service components of net periodic benefit cost
▪$7 million reduction in regulatory interest in 2025 from disallowed regulatory recovery of COVID-19 costs
Offset by:
▪$3 million lower AFUDC equity
▪$2 million lower net interest income on regulatory balancing accounts

In the six months ended June 30, 2026 compared to the same period in 2025, SoCalGas’ other income, net, increased by $44 million to $84 million due to:
▪$48 million from a $42 million credit in 2026 compared to a $6 million cost in 2025 for the non-service components of net periodic benefit cost
▪$7 million reduction in regulatory interest in 2025 from disallowed regulatory recovery of COVID-19 costs
Offset by:
▪$6 million lower AFUDC equity
▪$5 million lower net interest income on regulatory balancing accounts
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
SoCalGas:
Income tax expense	$—	$6	$20	$44
Income before income taxes	$108	$91	$552	$572
Effective income tax rate	—%	7%	4%	8%
In the three months and six months ended June 30, 2026 compared to the same periods in 2025, SoCalGas’ income tax expense decreased by $6 million and $24 million, respectively, primarily due to higher income tax benefits from flow-through items.

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra
Capital Recycling Program
We regularly review our portfolio of assets with a view toward allocating capital to the businesses we believe can further enhance shareholder value. In September 2025, we entered into an agreement to sell a 45% equity interest in SI Partners to the KKR Partners for $9.99 billion, subject to adjustments. We expect to complete the sale in the third quarter of 2026, subject to closing conditions. SI Partners expects to complete the sale of Ecogas in August 2026 for 9.0 billion Mexican pesos (approximately $500 million in U.S. dollar-equivalent), subject to adjustments. We discuss these sales further in Note 6 of the Notes to Condensed Consolidated Financial Statements and below in “Sempra Infrastructure.”
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
ATM Program and Forward Sale Agreements
In November 2024, we established an ATM program providing for the offer and sale of shares of Sempra common stock having an aggregate gross sales price of up to $3.0 billion through agents acting as our sales agents or as forward sellers or directly to the agents as principals. The shares may be offered and sold in amounts and at times to be determined by us from time to time.
We have entered into two forward sale agreements for the sale of shares of Sempra common stock under the ATM program that remain subject to future settlement. The shares offered pursuant to the forward sale agreements were borrowed by the applicable forward purchaser and therefore were not newly issued shares. We did not initially receive any proceeds from the sale of shares pursuant to the forward sale agreements. These forward sale agreements may be settled on one or more dates specified by us occurring no later than the final settlement date under the applicable agreement. Although we may settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the applicable forward purchaser upon the occurrence of certain events. The principal terms of these forward sale agreements at June 30, 2026 are as follows:

FORWARD SALE AGREEMENTS UNDER THE ATM PROGRAM THAT REMAIN SUBJECT TO FUTURE SETTLEMENT
(Dollars in millions, except per share amounts)
Date of agreement	Number of shares subject to agreement	Number of shares that remain to be settled	Initial forward price per share	Expected net proceeds(1)	Forward purchaser	Sales commissions	Final settlement date
November 18, 2024	2,909,274	2,909,274	$92.1546	$268	Bank of America, N.A.	$2.4	December 31, 2027
February 26, 2025	2,087,317	2,087,317	$70.6593	$147	Wells Fargo Bank, N.A.	$1.3	March 31, 2027
(1)    Expected net proceeds assumes full physical settlement, is net of sales commission but does not deduct other equity issuance costs, and is subject to certain adjustments pursuant to the applicable forward sale agreement.
At June 30, 2026, approximately $2.6 billion of common stock remains available for sale under the ATM program. We provide additional information about these forward sale agreements in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.
We further discuss these activities, including the intended use of proceeds and effect on diluted EPS, in Note 11 of the Notes to Condensed Consolidated Financial Statements.

Available Funds
Our committed lines of credit provide liquidity and support commercial paper. Sempra, SDG&E and SoCalGas each have a committed line of credit expiring in 2030. Sempra Infrastructure has five committed lines of credit expiring on various dates from 2026 through 2030 and an uncommitted line of credit expiring on August 12, 2026, which are included in the disposal group that is classified as held for sale. These lines of credit remain legally accessible and are sources of available credit to Sempra Infrastructure until completion of the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements.

AVAILABLE FUNDS AT JUNE 30, 2026
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$202	$1	$2
Available unused credit(2)	8,235	1,498	1,100
(1)    Sempra includes $113 held in foreign jurisdictions, which is included in the $154 that is classified as Assets Held for Sale in the Sempra Condensed Consolidated Balance Sheet. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding and any letters of credit outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures or acquisitions. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper and lines of credit were our primary sources of short-term debt funding in the first six months of 2026.
We discuss our short-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first six months of 2026 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra senior unsecured floating rate notes	$1,000	2028
Sempra senior unsecured 5.25% notes	800	2036
SDG&E 5.20% first mortgage bonds	625	2036
SDG&E 5.95% first mortgage bonds	475	2056
SoCalGas 5.90% first mortgage bonds	650	2056
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	107	2027
Sempra Infrastructure variable rate term loan (PA LNG Phase 1 project)	1,169	2030
Sempra Infrastructure 6.43% senior secured notes (PA LNG Phase 1 project)	2,000	2048

Payments:	Payments	Maturity
SDG&E 2.50% first mortgage bonds	$500	2026
SDG&E 6.00% first mortgage bonds	250	2026
SoCalGas 2.60% first mortgage bonds	500	2026
Sempra Infrastructure variable rate term loan (PA LNG Phase 1 project)	1,975	2030
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first six months of 2026.

ISSUER CREDIT RATINGS AT JUNE 30, 2026

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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt is rated A2, A and A at Moody’s, S&P and Fitch, respectively, at June 30, 2026.
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

Existing and Anticipated Requests for Recovery of Specified Safety, Maintenance and Reliability Investments. The 2024 GRC provides SDG&E and SoCalGas with numerous mechanisms to seek cost recovery of specified projects and programs. We expect that the requests for cost recovery of these projects and programs, which remain subject to CPUC approval, may result in additional amounts of authorized revenue requirement. These projects and programs include (i) the Track 3 request that we describe below, (ii) the ability to file advice letters to implement the revenue requirements associated with the costs of SDG&E’s Moreno compressor station project and SoCalGas’ Honor Rancho compressor station and customer information system replacement projects, which projects were all approved by the CPUC subject to applicable cost caps, and (iii) the opportunity to file separate applications for cost recovery of mobile home park and gas integrity management programs at both SDG&E and SoCalGas, advanced metering infrastructure replacements at SDG&E, and other projects and programs.
2024 GRC Track 3. In April 2025, SDG&E and SoCalGas each submitted additional requests to the CPUC in the 2024 GRC, known as Track 3 requests. SDG&E submitted a request seeking review and recovery of its WMP costs incurred in 2023 that were in addition to the amounts authorized in the 2019 GRC. In March 2026 and amended in April and May of 2026, SDG&E provided supplemental testimony in its Track 3 request for drone inspection and repair program costs incurred from 2019 through 2022 that were transferred from its Track 2 request as a result of the Track 2 FD. The supplemental testimony seeks review and recovery of $659 million of direct WMP and drone inspection and repair program costs. In June 2026, SDG&E and three of four intervenors filed an offer of settlement with the CPUC addressing recovery of its 2023 WMP costs and 2019-2022 drone inspection and repair program costs. If approved, the settlement would reduce SDG&E’s requested revenue requirement from $766 million to $621 million. The settlement remains subject to CPUC approval, and SDG&E expects to receive an FD in the second half of 2026. Separately, SDG&E and SoCalGas submitted a combined request seeking review and recovery of $240 million of PSEP costs incurred from 2014 through 2019 and $499 million of PSEP costs incurred from 2015 through 2020, respectively. SDG&E and SoCalGas expect to receive an FD for their Track 3 requests related to their PSEP costs in the second half of 2026.
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
SDG&E
Wildfire Fund and Continuation Account
The 2019 Wildfire Legislation established the Wildfire Fund and the 2025 Wildfire Legislation established the Continuation Account (collectively, the Wildfire Legislation), which offer liquidity to reimburse wildfire-related claims incurred by participating California electric IOUs in excess of $1.0 billion, subject to the coverage of each fund. The Wildfire Fund and the Continuation Account, if it becomes operative, could be materially reduced, exhausted, or terminated due to claims by SDG&E or other participating IOUs related to fires caused by utility conduct or operations, or SDG&E could fail to maintain a valid annual safety certification from the OEIS or meet other requirements, any of which could result in SDG&E losing eligibility for the Wildfire Legislation’s liability cap and the other protections afforded by these funds. As a result, a fire resulting from the conduct or operations of any participating California electric IOU could have a material adverse effect on Sempra’s and SDG&E’s results of operations, financial condition, cash flows and/or prospects, with potentially material additional exposure if SDG&E’s conduct or operations is determined to be a cause of a fire and SDG&E is found to have acted imprudently.
We further describe the 2019 Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028, as well as the 2025 Wildfire Legislation and related Continuation Account, in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
2019 Wildfire Legislation. SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund with respect to wildfires that have occurred since enactment of the 2019 Wildfire Legislation in July 2019. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record accelerated amortization against earnings when available coverage is reduced due to recoverable claims from any of the participating IOUs. The carrying value of SDG&E’s Wildfire Fund asset totaled $248 million at June 30, 2026.

In July 2026, a participating IOU publicly disclosed that it has received, or expects to receive, approximately $1.38 billion in aggregate reimbursements from the Wildfire Fund for eligible claims related to wildfires that occurred in 2019 and 2021. Also in July 2026, another participating IOU publicly disclosed it has received, or expects to receive, approximately $645 million in aggregate reimbursements from the Wildfire Fund for losses incurred and expected to be incurred in connection with one of the LA Fires, which was found by the LACoFD and CAL FIRE investigators to have been caused by such IOU’s equipment. The administrator of the Wildfire Fund has confirmed that this wildfire qualifies as a “covered wildfire” for purposes of accessing the Wildfire Fund, and the scope of potential damages caused by this fire could materially reduce or exhaust the Wildfire Fund. The participating IOU whose equipment was found to have caused this LA Fire stated that it is currently unable to reasonably estimate a range of potential losses associated with this event. Accordingly, SDG&E is unable to estimate a range of potential loss resulting from any reduction in available coverage from the Wildfire Fund. In addition to the risks described above, a material reduction, exhaustion or termination of the Wildfire Fund may require SDG&E to recognize a reduction to its Wildfire Fund asset up to its carrying value.
2025 Wildfire Legislation. In September 2025, the 2025 Wildfire Legislation was signed into law to establish, among other things, the Continuation Account, a new state-administered account with up to $18.0 billion of additional liquidity to reimburse catastrophic wildfire-related claims incurred by participating California electric IOUs, including SDG&E, if certain conditions are met.
FERC Rate Matters
SDG&E files separately with the FERC for its authorized transmission revenue requirement, ROE and capital structure on FERC-regulated electric transmission operations and assets.
TO5 Settlement. SDG&E’s TO5 settlement provided for an ROE of 10.60%, consisting of a base ROE of 10.10% plus the California ISO adder. In December 2024, the FERC issued an order, which SDG&E has appealed, finding that SDG&E is not eligible for the California ISO adder and that the TO5 adder refund provision had been triggered, requiring SDG&E to refund customers the California ISO adder retroactively from June 1, 2019.
TO6 Settlement. In June 2026, the FERC issued an order approving the TO6 offer of settlement. The TO6 settlement is retroactively effective as of June 1, 2025, and remains in effect until terminated by a notice provided in March of any year. Among other things, the settlement increases SDG&E’s authorized base ROE from 10.10% to 10.28% and establishes a hypothetical capital structure with 54% common equity. SDG&E recognized the retroactive impact in the second quarter of 2026. The TO6 settlement does not affect SDG&E’s appeal of the FERC’s disallowance of the inclusion of the California ISO adder.
Off-Balance Sheet Arrangements
SDG&E has entered into PPAs and tolling agreements that are variable interests in unconsolidated entities. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.
SoCalGas
LA Fires
The LA Fires burned in SoCalGas’ service territory. The California Department of Forestry and Fire Protection estimates that the Palisades and Eaton fires destroyed approximately 16,200 structures and damaged approximately 2,000 structures. Although the majority of SoCalGas’ infrastructure in the fire-affected areas is underground, these fires resulted in service disruptions, response costs and damage to some of SoCalGas’ infrastructure and third-party property. SoCalGas is subject to pending litigation with respect to the operation of its system and damage sustained as a result of the fires, which we discuss in Note 13 of the Notes to Condensed Consolidated Financial Statements. We cannot estimate the timing, costs, other impacts or ultimate outcome of these matters, which are inherently uncertain and subject to a number of risks that we discuss in “Part I – Item 1A. Risk Factors” in the Annual Report.
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
Oncor
ERCOT Developments. Oncor operates in the ERCOT market. ERCOT is developing plans to address anticipated load growth in Texas, including in Oncor’s service territory. Some of these plans, as well as the increase in data centers and other large load customers throughout the state, have been the subject of heightened engagement from the public and state and local officials regarding costs, timing, alternatives and implementation, including scrutiny and calls by some for modifications, delays or denials of ERCOT’s 765-kV Strategic Transmission Expansion Plan (STEP) and other 765-kV transmission line projects. ERCOT also has implemented a PUCT-approved, system-wide approach to sequence large load customer interconnection requests in a recurring batch interconnection framework, the first stage of which is known as the batch zero process. ERCOT recently indicated it is suspending certain batch zero notifications in response to a directive for the PUCT and ERCOT to conduct a comprehensive audit of all data centers advancing through ERCOT’s interconnection process, resulting in uncertainty about the timing for notifications of project placement in this process.
The outcome of public and legislative focus on ERCOT’s proposed 765-kV transmission line plans and the timing for and determination of the customer projects eligible to advance in the batch zero interconnection process could have various and potentially material financial, operational, legal and other impacts on Oncor as a transmission service provider, including with respect to its capital expenditures and, in turn, Sempra’s capital expenditures and investments. For instance, Oncor’s capital expenditures plan from 2026 through 2030 and announced incremental capital expenditure opportunities within this period include significant amounts attributable to STEP. These and other political, legal and regulatory developments related to anticipated load growth in Oncor’s service territory and large load customers could have a significant impact on Oncor’s business, and the execution of these proposed plans is subject to numerous risks and uncertainties. For a discussion of some of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
2025 Comprehensive Base Rate Review. In April 2026, the PUCT issued an order in Oncor’s comprehensive base rate review proceeding approving the terms of an unopposed comprehensive rate case settlement among the parties to the proceeding. The order provides for an annual revenue requirement of approximately $6.97 billion, an increase of approximately $560 million, or 8.7%, over Oncor’s adjusted annualized revenues as provided in the rate application. The order also provides for a revised regulatory capital structure ratio of 56.5% debt to 43.5% equity, an authorized ROE of 9.75%, and an authorized cost of debt of 4.94%. This represents an improvement from Oncor’s previously authorized regulatory capital structure ratio of 57.5% debt to 42.5% equity, return on equity of 9.70%, and cost of debt of 4.39%. The new base rates took effect on June 1, 2026.
Under a prior settlement regarding interim rates, Oncor is permitted to surcharge the difference between the new billing rates and its rates that had been in effect for the period from January 1, 2026 to June 1, 2026. Oncor filed the surcharge in a separate compliance filing in June 2026, and the requested surcharge took effect on August 1, 2026. In the second quarter of 2026, Oncor recognized the impact of the surcharge, including amounts related to the first quarter of 2026. As a result, our second-quarter equity earnings include a favorable impact of approximately $50 million, net of income tax, attributable to the first quarter.
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
In April 2026, Oncor filed its first annual UTM application with the PUCT seeking to include in rates approximately $4.4 billion of eligible transmission and distribution net capital investment costs incurred from January 1, 2025 to December 31, 2025. The UTM application is subject to PUCT review and approval. Oncor anticipates an order and updated rates in the second half of 2026.

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
In the six months ended June 30, 2026 and 2025, Sempra Infrastructure distributed $135 million and $91 million, respectively, to its NCI owners, and NCI owners contributed $74 million and $83 million, respectively, to Sempra Infrastructure.
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

SI Partners
As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, in September 2025, we entered into an agreement to sell a 45% equity interest in SI Partners to the KKR Partners for $9.99 billion, subject to adjustments. We expect this sale to close in the third quarter of 2026, subject to certain conditions, including receipt of consents or waivers from certain lenders, partners and others; the absence of a material adverse effect on SI Partners; the absence of specific downgrade events under certain financing arrangements; and other customary closing conditions. As a result of satisfying all applicable criteria in September 2025, we classified SI Partners’ assets and liabilities as held for sale and ceased recording depreciation and amortization.
The agreement provides that, subject to adjustments and the closing date, the purchase price will be paid to Sempra as follows:
▪$4.65 billion in cash at closing;
▪$4.14 billion plus interest compounded quarterly at 7.5% per annum through maturity on December 31, 2027 (totaling $4.6 billion with principal and interest based on an assumed closing date in the third quarter of 2026) under instruments backed by equity commitment letters; and
▪$1.2 billion plus interest compounded quarterly at 8.5% per annum before January 1, 2031 and then 10.0% per annum through maturity seven years and 91 days after closing (totaling $2.3 billion with principal and interest if held to maturity, which would be less if prepaid, subject to a make-whole provision for interest through December 31, 2027) under promissory notes.
The purchase price is subject to adjustments for changes in net debt, net working capital and capital expenditures as of December 31, 2025, among others, and is subject to further adjustments for certain capital contributions by and distributions to Sempra in 2026 before the closing. In addition, $338 million of transaction fees incurred by the KKR Partners will be deducted from the purchase price at closing, and Sempra will pay a $340 million development credit for the KKR Partners’ share of development costs through 2027. There may also be post-closing purchase price adjustments based on the performance through 2028 of certain wind power facilities, which could be affected by recent Mexican regulatory changes that impact the transmission rate methodology for these facilities, and adjustments to reflect any capital expenditure overruns or underruns associated with the ECA LNG Phase 1 project under construction and potential costs associated with third party consents or waivers.
Subject to closing, the KKR Partners will own 65% of SI Partners, Sempra will retain a 25% interest and ADIA will retain a 10% interest. As a result of Sempra’s loss of a controlling financial interest in SI Partners, we will deconsolidate SI Partners and account for our 25% interest in SI Partners under the equity method within the existing Sempra Infrastructure segment.
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
We have an EPC contract with TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V., to construct the ECA LNG Phase 1 project. We estimate the total price of the EPC contract to be approximately $1.6 billion, with capital expenditures of approximately $2.5 billion including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates. The ECA LNG Phase 1 project achieved mechanical completion in December 2025 and introduced gas into the facility in April 2026. As part of the commissioning process, the project completed loading and exported its first LNG cargo on July 7, 2026. Following the export of its first cargo, the facility was shut down for planned inspections, during which time damage was discovered in the project’s refrigerant compressors. Subject to completion of a root cause investigation and the execution of the remediation workstreams being consistent with management expectations, we expect the project to reach substantial completion in the fourth quarter of 2026, with sales under long-term SPAs commencing shortly thereafter. Prior to substantial completion, net proceeds from LNG sales are recognized as an offset to total project capital expenditures. Reaching substantial completion under the EPC contract is subject to various milestones, including achieving certain performance tests and functionality.
ECA LNG Phase 1’s customers have a termination right under their SPAs if the ECA LNG Phase 1 project does not commence commercial operations under the SPAs by February 24, 2026, subject to certain additional conditions. As of August 3, 2026, no customers have given notice of their intent to terminate the SPAs.
ECA LNG Phase 1 has a loan agreement with a borrowing capacity of $1.5 billion that matures in December 2027. At June 30, 2026 and December 31, 2025, $1.4 billion and $1.3 billion, respectively, of borrowings are outstanding under the loan agreement. IEnova and TotalEnergies SE have provided guarantees for repayment of the loan of up to $1,226 million and $305 million, respectively, plus accrued and unpaid interest. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
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
As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, Port Arthur LNG I has a seven-year term loan facility for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility for up to $200 million, each of which matures in March 2030. At June 30, 2026 and December 31, 2025, $2.4 billion and $3.2 billion, respectively, of borrowings are outstanding, and previous borrowings totaling $3.0 billion have been repaid and cannot be reborrowed under the term loan facility agreement. Proceeds from the loan are being used to finance the cost of construction of the PA LNG Phase 1 project.
SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of June 30, 2026, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
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
Energy Networks
Ecogas. As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, in December 2025, we entered into an agreement to sell Ecogas for 9.0 billion Mexican pesos (approximately $500 million in U.S. dollar-equivalent at June 30, 2026), subject to adjustments. SI Partners entered into contingent foreign currency hedges, which we discuss in Note 8 of the Notes to Condensed Consolidated Financial Statements, that are designed to fix the exchange rate associated with the anticipated after-tax net proceeds. SI Partners expects to complete the sale in August 2026.
As a result of satisfying all applicable criteria in June 2025, we classified Ecogas’ assets and liabilities as held for sale and ceased recording depreciation and amortization.
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
Port Arthur Pipeline Louisiana Connector. SI Partners owns and operates the Port Arthur Pipeline Louisiana Connector, a 72-mile pipeline connecting the PA LNG Phase 1 project to Gillis, Louisiana, which will be used to supply feed gas to the PA LNG Phase 1 project. The Port Arthur Pipeline Louisiana Connector achieved mechanical completion in January 2026 and was placed into service in June 2026.
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
In December 2025, Sempra Infrastructure and the CFE further amended their transportation services agreement to re-route the portion of the pipeline that is in the Yaqui territory, whereby the CFE has agreed to reimburse Sempra Infrastructure for the re-routing costs with a new tariff and requires the pipeline to be back in service no later than July 2029. This amendment will terminate if certain conditions are not met, and Sempra Infrastructure retains the right to terminate the transportation services agreement and seek to recover its reasonable and documented costs and lost profit. Execution of the re-routing project is ongoing. Additionally, in December 2025, Sempra Infrastructure and the CFE entered into an agreement for the CFE’s potential equity participation in the Guaymas-El Oro segment of the Sonora pipeline.

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
Legal and Regulatory Matters
With respect to the ECA Regas Facility, ECA LNG Phase 1 project and ECA LNG Phase 2 project that we discuss above, an unfavorable resolution of a land dispute could have a material adverse effect on the natural gas regasification operations at the ECA Regas Facility and the development and construction of the ECA LNG projects. With respect to the PA LNG Phase 1 project that we discuss above, lawsuits are pending related to the deaths of three Bechtel employees and injuries to two others, for which Bechtel is providing indemnity under Port Arthur LNG I’s EPC contract. We discuss these legal matters in “Legal Proceedings – Other Sempra” in Note 13 of the Notes to Condensed Consolidated Financial Statements.
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

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of the Registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2026	$3,117	$1,120	$1,241
2025	2,266	865	1,142
Change	$851	$255	$99

Change in regulatory accounts, current and noncurrent	$423	$337	$86
Higher net income, adjusted for noncash items included in earnings	313	122	89
Higher distributions from Oncor Holdings	175
Change in inventories	89	54	43
Change in net margin posted, current and noncurrent	65
Satisfaction of performance obligations related to a contract modification	53
Change in noncurrent qualified pension assets/liabilities, net	46		44
Change in fixed-price contracts and other derivatives, current and noncurrent	44		45
Change in due to/from unconsolidated affiliates, net	(40)
Change in deferred excess capacity sales	(40)	(40)
Change in accounts receivable	(68)	(115)	37
Change in GHG obligations, current and noncurrent	(159)	(25)	(140)
Change in income taxes receivable/payable, net		(53)
Change in accounts payable			(103)
Other	(50)	(25)	(2)
	$851	$255	$99

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2026	$(6,164)	$(909)	$(967)
2025	(5,563)	(1,240)	(1,045)
Change	$(601)	$331	$78

Higher contributions to Oncor Holdings	$(514)
(Increase) decrease in capital expenditures	(47)	$336	$78
Advances to Sharyland Utilities	(30)
Other	(10)	(5)
	$(601)	$331	$78

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2026	$2,194	$(217)	$(286)
2025	1,891	403	(109)
Change	$303	$(620)	$(177)

Higher (lower) issuances of long-term debt	$2,212	$248	$(443)
Higher issuances of short-term debt with maturities greater than 90 days	422
Termination of interest rate swaps, net of transaction costs	96
Lower repurchases of common stock	37
Higher advances from unconsolidated affiliates	35
Higher common dividends paid	(39)
Higher distributions to NCI	(44)
Higher payments on long-term debt and finance leases	(1,149)	(753)	(154)
Change in borrowings and repayments of short-term debt, net	(1,282)	(112)	(277)
Lower payments on short-term debt with maturities greater than 90 days			700
Other	15	(3)	(3)
	$303	$(620)	$(177)
Capital Expenditures for PP&E and Investments

CAPITAL EXPENDITURES FOR PP&E AND INVESTMENTS
(Dollars in millions)
	Six months ended June 30,
	2026	2025
Sempra:
Sempra California(1)	$1,901	$2,315
Sempra Texas Utilities	1,485	971
Sempra Infrastructure	2,784	2,323
Segment totals	6,170	5,609
Parent and other	2	3
Total Sempra	$6,172	$5,612
(1)    Includes capital expenditures for PP&E of $934 and $1,270 at SDG&E and $967 and $1,045 at SoCalGas for 2026 and 2025, respectively.
We expect capital expenditures for PP&E and investments in 2026 to total approximately $11.3 billion, an increase from the $8.6 billion estimate included in “Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The increase is primarily due to a $2.4 billion increase at Sempra Infrastructure, driven by the later expected closing of the sale of a 45% equity interest in SI Partners. Upon closing, the sale would reduce Sempra’s ownership interest in SI Partners from 70% to 25%. We now expect the sale to close near the end of the third quarter of 2026, compared to our previous assumption that it would close as early as the beginning of the second quarter of 2026, resulting in Sempra retaining a greater share of SI Partners’ capital expenditures for PP&E and investments for a longer portion of 2026.
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
COMMODITY PRICE RISK
SI Partners is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first six months of 2026, a hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $21 million at June 30, 2026 compared to $11 million at December 31, 2025.
The one-day value at risk for SDG&E’s and SoCalGas’ commodity positions are $2 million and $6 million, respectively, at both June 30, 2026 and December 31, 2025.
INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	June 30, 2026			December 31, 2025
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$502	$2	$500	$1,436	$532	$904
Other	3,066	—	—	2,733	—	—
Long-term:
Sempra California fixed-rate	$18,405	$10,150	$8,255	$17,909	$9,800	$8,109
Other fixed-rate	12,758	—	—	11,958	—	—
Other variable-rate	1,000	—	—	—	—	—
(1)    Before reductions for unamortized discounts and debt issuance costs and excluding finance lease obligations.

At June 30, 2026 and December 31, 2025, the nominal amount of debt of $9,585 million and $8,287 million, respectively, is included in Liabilities Held for Sale on the Sempra Condensed Consolidated Balance Sheets, which consists of $384 million and $362 million of short‑term debt, $7,282 million and $5,766 million of long‑term fixed‑rate debt, and $1,919 million and $2,159 million of long‑term variable‑rate debt after the effects of interest rate swaps, respectively.
An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings attributable to common shares (but disregarding capitalized interest and impacts on equity earnings from debt at our equity method investees) that would result from a hypothetical change in market interest rates. Earnings attributable to common shares are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at June 30, 2026, including short-term debt classified as held for sale, increased or decreased by 10%, the change in earnings attributable to common shares over the 12-month period ending June 30, 2027 would be approximately $12 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt outstanding at June 30, 2026, including long-term debt classified as held for sale, after considering the effects of interest rate swaps, the change in earnings attributable to common shares over the 12-month period ending June 30, 2027 would be approximately $8 million.
FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURE
At June 30, 2026, SI Partners, which holds our foreign operations, is classified as held for sale. Upon completion of the planned sale, which we expect to occur in the third quarter of 2026, we will deconsolidate SI Partners and account for our remaining 25% interest under the equity method, which we expect will reduce volatility in our results of operations associated with foreign currency exchange rate fluctuations and Mexican inflation. We discuss our foreign currency exchange rate risk and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At June 30, 2026, there were no significant changes to our exposure to foreign currency exchange rate risk since December 31, 2025.
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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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

ITEM 5. OTHER INFORMATION
(a)None.
(b)None.
(c)During the last fiscal quarter, (i) the individual listed below, who was at the time a Sempra director or officer, adopted a Rule 10b5-1 trading arrangement with respect to the securities of Sempra, with the material terms described below; (ii) no Sempra directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement with respect to the securities of Sempra; and (iii) no SDG&E or SoCalGas directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement with respect to the securities of each such Registrant. As used herein, directors and officers are as defined in Rule 16a-1(f) under the Exchange Act, a Rule 10b5-1 trading arrangement is as defined in Item 408(a) of SEC Regulation S-K, and a non-Rule 10b5-1 trading arrangement is as defined in Item 408(c) of SEC Regulation S-K. The Rule 10b5-1 trading arrangement listed below is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

RULE 10B5-1 TRADING ARRANGEMENTS
(In the three months ended June 30, 2026)
Name and title of the director or officer	Date on which the director or officer adopted or terminated the trading arrangement	Duration of the trading arrangement	Aggregate number of securities to be purchased or sold pursuant to the trading arrangement
Jeffrey W. Martin, Chairman, Chief Executive Officer and President	May 12, 2026	From January 5, 2027 until all shares are sold or the trading arrangement is otherwise terminated
▪20,985 owned shares of Sempra common stock
▪All shares of Sempra common stock subject to 60,043 performance-based RSUs vesting in January 2027, less shares to which Mr. Martin would otherwise be entitled that are withheld to satisfy minimum statutory tax withholding requirements(1)

(1)    Shares subject to the performance-based RSUs scheduled to vest in January 2027 generally will vest, in whole or in part, or be forfeited in early 2027 based on our total shareholder return for the three-year performance period ending on January 4, 2027. The number of shares that will vest may range from 0% to 200% of the target number of shares (plus dividend equivalents) and cannot be ascertained until the performance period has ended and the Compensation and Talent Development Committee of Sempra’s board of directors has certified the results.

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

Sempra
4.1	Officers’ Certificate of Sempra, dated as of June 9, 2026, including the form of Floating Rate Notes due 2028.		8-K	4.1	06/09/26

Sempra / Southern California Gas Company
4.2	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of May 15, 2026.		8-K	4.1	05/15/26

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra / Southern California Gas Company
10.1	Severance Pay Agreement between Sempra and Elvia Lima Ortiz, signed July 29, 2026 and effective July 10, 2026.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra
31.1	Certification of Sempra’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra
32.1	Certification of Sempra’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA, (Registrant)

Date: August 6, 2026	By: /s/ Dyan Z. Wold
Dyan Z. Wold
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 6, 2026	By: /s/ Maritza Mekitarian
Maritza Mekitarian
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 6, 2026	By: /s/ Elvia Lima Ortiz
Elvia Lima Ortiz
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)