Form 10-Q
period 2026-09-30
SEMPRA; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2026-11-05
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		September 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	IRS Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	Sempra	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	San Diego Gas & Electric Company	California	95-1184800	No change
8330 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	Southern California Gas Company	California	95-1240705
	350 S Grand Avenue			555 West 5th Street
	Los Angeles, California 90071			Los Angeles,
	(213) 244-1200			California 90013

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Sempra:
Common Stock, without par value	SRE	New York Stock Exchange
5.75% Junior Subordinated Notes Due 2079, $25 par value	SREA	New York Stock Exchange
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

Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding as of November 2, 2026:
Sempra	654,119,591 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra

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

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

2019 Wildfire Legislation	AB 1054 and AB 111, signed into law in July 2019
2025 Wildfire Legislation	Senate Bill 254, signed into law in September 2025
AB	California Assembly Bill
ADIA	Black Silverback ZC 2022 LP (assignee of Black River B 2017 Inc.), a wholly owned affiliate of Abu Dhabi Investment Authority
AFUDC	allowance for funds used during construction
amparo	an extraordinary constitutional appeal governed by Articles 103 and 107 of the Mexican Constitution and filed in Mexican federal court
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASEA	Agencia de Seguridad, Energía y Ambiente (Mexico’s National Agency for Safety, Energy, and Environment)
ASU	Accounting Standards Update
ATM	at-the-market equity offering program pursuant to the Sales Agreement
Bechtel	Bechtel Energy Inc.
Blackstone	BX Frontier Member I LLC and BX Frontier Member II LLC, collectively
bps	basis points
CAL FIRE	California Department of Forestry and Fire Protection
California ISO adder	an additional 0.50% ROE for participation in the California ISO
Cameron LNG JV	Cameron LNG Holdings, LLC
Cameron LNG Phase 1 facility	Cameron LNG JV liquefaction facility
Cameron LNG Phase 2 project	Cameron LNG JV liquefaction expansion project
CCM	cost of capital adjustment mechanism
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
CNE	Comisión Nacional de Energía (Mexico’s National Commission of Energy)
CODM	chief operating decision maker as defined in Accounting Standards Codification 280
ConocoPhillips	ConocoPhillips Company
Continuation Account	the Wildfire Fund Continuation Account established by the 2025 Wildfire Legislation
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRNCI	contingently redeemable noncontrolling interest
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V., a subsidiary of SI Partners that owns the ECA LNG Phase 1 project
ECA LNG Phase 2	ECA LNG II Holdings B.V., a subsidiary of SI Partners that owns the ECA LNG Phase 2 project
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EPC	engineering, procurement and construction
EPS	earnings per common share
ERCOT	Electric Reliability Council of Texas, Inc., the ISO and the regional coordinator of various electricity systems within Texas
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FD	final decision
feed gas	natural gas that is provided to be used for processing to produce LNG
FERC	Federal Energy Regulatory Commission
FID	final investment decision
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HOA	Heads of Agreement

GLOSSARY

IEnova	Infraestructura Energética Nova, S.A.P.I. de C.V.
IMG	Infraestructura Marina del Golfo
IOU	investor-owned utility
IRS	U.S. Internal Revenue Service
ISO	Independent System Operator
ITC	investment tax credit
JV	joint venture
KKR Partners	entities owned by affiliates of Kohlberg Kravis Roberts & Co. L.P. and indirect co-investor Canada Pension Plan Investment Board, collectively
KKR Pinnacle	KKR Pinnacle Investor L.P., an affiliate of Kohlberg Kravis Roberts & Co. L.P.
kV	kilovolt
LACoFD	Los Angeles County Fire Department
LA Fires	the wildfires in Los Angeles County, California, including the Palisades, Eaton and other fires, that burned in January and February of 2025
LNG	liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service, Inc.
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
O&M	operation and maintenance expense
OBBBA	One Big Beautiful Bill Act of 2025, signed into law in July 2025
OCI	other comprehensive income (loss)
OEIS	Office of Energy Infrastructure Safety
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
Other Sempra	All Sempra consolidated entities, except for SDG&E and SoCalGas
outside basis difference	difference between carrying value and tax basis
PA2 JVCo	a subsidiary of SI Partners that owns Port Arthur LNG II
PA LNG Phase 1 project	initial phase of the Port Arthur LNG liquefaction project
PA LNG Phase 2 project	second phase of the Port Arthur LNG liquefaction project
PBOP	postretirement benefits other than pension
PBRP	Permian Basin Reliability Plan
PD	proposed decision
PG&E	Pacific Gas and Electric Company
Port Arthur LNG I	Port Arthur LNG, LLC, a subsidiary of SI Partners that owns the PA LNG Phase 1 project
Port Arthur LNG II	Port Arthur LNG Phase II, LLC, a subsidiary of SI Partners that owns the PA LNG Phase 2 project
PP&E	property, plant and equipment
PPA	power purchase agreement
PSEP	Pipeline Safety Enhancement Plan
PUCT	Public Utility Commission of Texas
Registrants	has the meaning set forth in Rule 12b-2 under the Exchange Act and consists of Sempra, SDG&E and SoCalGas for purposes of this report
ROE	return on equity
RSU	restricted stock unit
S&P	S&P Global Ratings, a division of S&P Global Inc.
Sales Agreement	ATM Equity Offering Sales Agreement, dated November 6, 2024 and amended May 6, 2026, among Sempra and Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (each a sales agent or forward seller) and Barclays Bank PLC, Bank of Montreal, BNP Paribas, Bank of America, N.A., Citibank, N.A., Crédit Agricole Corporate and Investment Bank, Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, Truist Bank and Wells Fargo Bank, National Association, or one of their respective affiliates (each a forward purchaser)
SDG&E	San Diego Gas & Electric Company

GLOSSARY

SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C, which we redeemed in October 2025 and which is no longer an authorized series of Sempra’s capital stock
Sharyland Utilities	Sharyland Utilities, L.L.C.
SI Partners	Sempra Infrastructure Partners, LP, the holding company for most of Sempra’s businesses not subject to California or Texas utility regulation
SoCalGas	Southern California Gas Company
SOFR	Secured Overnight Financing Rate
SONGS	San Onofre Nuclear Generating Station
SPA	sale and purchase agreement
SRP	Oncor’s system resiliency plan approved by the PUCT in November 2024
Support Agreement	support agreement, dated July 28, 2020 and amended in June 2021, January 2025 and March 2025, between Sempra and Sumitomo Mitsui Banking Corporation
TAG Norte	TAG Norte Holding, S. de R.L. de C.V.
TCJA	Tax Cuts and Jobs Act of 2017
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019 through May 31, 2025
TO5 adder refund provision	the provision in the TO5 settlement providing that SDG&E will refund the California ISO adder as of June 1, 2019 if the FERC issues an order ruling that California IOUs are no longer eligible for the California ISO adder
TO6	Electric Transmission Owner Formula Rate, effective June 1, 2025
TTI	Texas Transmission Investment LLC, an entity that owns a 19.75% interest in Oncor and is indirectly owned by OMERS Administration Corporation (acting through its infrastructure investment entity, OMERS Infrastructure Management Inc.) and GIC Private Limited
U.S. GAAP	generally accepted accounting principles in the United States of America
UTM	unified tracker mechanism
VIE	variable interest entity
VREP	Voluntary Retirement Enhancement Program
Wildfire Fund	the fund established pursuant to AB 1054
WMP	wildfire mitigation plan
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
Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:
▪California wildfires, including potential liability for damages regardless of fault, any inability to recover all or a substantial portion of costs from insurance, the Wildfire Fund and the Continuation Account, rates from customers or a combination thereof, and the absence of legislative reform regarding wildfire liabilities
▪decisions, disallowances or denials of cost recovery, audits, investigations, inquiries, ordered studies, regulations, legislative actions, denials or revocations of permits, consents, approvals or other authorizations, renewals of franchises, and other actions, including the failure to honor contracts and commitments, by the (i) CNE, CPUC, DOE, ERCOT, FERC, IRS, PUCT and other regulatory bodies and (ii) U.S., Mexico and states, counties, cities and other jurisdictions therein and in other countries where we do business
▪the success of business development efforts, construction projects, acquisitions, divestitures, and other significant transactions, such as the planned sale of a portion of our equity interest in SI Partners, including risks related to, as applicable, (i) being able to reach a positive FID, (ii) negotiating pricing and other terms in definitive contracts, (iii) completing construction projects or other transactions on schedule and budget, (iv) realizing anticipated benefits from any of these efforts if completed, (v) obtaining regulatory and other approvals and (vi) third parties honoring their contracts and commitments, including with respect to closing or post-closing payments
▪changes to our capital expenditure plans and their potential impact on rate base or other growth
▪changes, due to evolving economic, political and other factors and increasing geopolitical instability as a result of wars or other conflicts in various parts of the world, to (i) trade and other foreign policy, including the imposition of tariffs by the U.S. and foreign countries (and uncertainty related to the implementation and enforceability thereof), and (ii) laws and regulations, including those related to tax and the energy industry in the U.S. and Mexico
▪litigation, arbitration, property disputes and other proceedings
▪cybersecurity threats, including by nation-state actors, of ransomware or other attacks on our systems, the energy grid or our other infrastructure, or the systems of third parties with which we conduct business
▪the availability, uses, sufficiency, and cost of capital resources and our ability to borrow money or otherwise raise capital on favorable terms and meet our obligations, which can be affected by, among other things, (i) actions by credit rating agencies to downgrade our credit ratings or place those ratings on negative outlook, (ii) instability in the capital markets, and (iii) fluctuating interest rates and inflation
▪the impact of efforts to increase affordability of U.S. utility customer rates on our ability to obtain cost recovery from applicable regulators, our capital expenditure and other growth plans and our ability to advance statewide policies
▪the impact on affordability of customer rates, cost of capital and operating margin due to (i) volatility in inflation, interest rates, commodity prices, tariff rates, and foreign currency exchange rates and (ii) with respect to SDG&E’s and SoCalGas’ businesses, the cost of meeting the demand for lower carbon and reliable energy in California
▪the impact of air quality and climate-related policies, laws, rules, regulations, trends and required disclosures, including actions to reduce or eliminate reliance on natural gas, increased uncertainty in the political or regulatory environment for California natural gas distribution companies, the risk of nonrecovery for stranded assets, and uncertainty related to emerging technologies
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, terrorism, information system outages or other events, such as work stoppages, that disrupt our operations, damage our facilities or systems, cause the release of harmful materials or fires or subject us to liability for damages, fines and penalties, some of which may not be recoverable through regulatory mechanisms or insurance or may impact our ability to obtain satisfactory levels of affordable insurance

▪the availability and reliability of electric power, natural gas and natural gas storage and transportation capacity, including disruptions caused by failures in the transmission grid or pipeline and storage systems or limitations on the injection and withdrawal of natural gas from storage facilities
▪Oncor’s ability to reduce or eliminate its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪other uncertainties, some of which are difficult to predict and beyond our control
We caution you not to rely unduly on any forward-looking statements. You should review and carefully consider the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)
REVENUES
Utilities:
Natural gas	$1,347	$1,363	$4,736	$5,195
Electric	1,391	1,260	3,773	3,350
Energy-related businesses	453	528	1,334	1,408
Total revenues	3,191	3,151	9,843	9,953

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(179)	(210)	(577)	(886)
Cost of electric fuel and purchased power	(154)	(122)	(349)	(265)
Energy-related businesses cost of sales	(137)	(117)	(144)	(321)
Operation and maintenance	(1,219)	(1,349)	(3,712)	(3,931)
Regulatory disallowances, net	(205)	—	(205)	—
Depreciation and amortization	(632)	(662)	(1,865)	(1,955)
Franchise fees and other taxes	(214)	(194)	(618)	(555)
Gain on sales	214	—	214	—
Other income, net	58	49	225	199
Interest income	35	17	113	65
Interest expense	(298)	(403)	(1,110)	(1,195)
Income before income taxes and equity earnings	460	160	1,815	1,109
Income tax expense	(14)	(482)	(191)	(711)
Equity earnings	668	472	1,582	1,190
Net income	1,114	150	3,206	1,588
Earnings attributable to noncontrolling interests	(231)	(55)	(479)	(103)
Earnings attributable to contingently redeemable noncontrolling interest	—	—	(10)	—
Preferred deemed dividends	—	(11)	—	(11)
Preferred deemed dividends of subsidiary	(6)	—	(6)	—
Preferred dividends	—	(7)	—	(29)
Preferred dividends of subsidiary	—	—	(1)	(1)
Earnings attributable to common shares	$877	$77	$2,710	$1,444

Basic EPS:
Earnings	$1.34	$0.12	$4.14	$2.21
Weighted-average common shares outstanding	654,262	652,948	653,966	652,538

Diluted EPS:
Earnings	$1.34	$0.12	$4.13	$2.21
Weighted-average common shares outstanding	655,939	654,009	655,793	653,420
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	NCI (after tax)	CRNCI (after tax)	Total
	(unaudited)
	Three months ended September 30, 2026 and 2025
2026:
Net income	$897	$(14)	$883	$231	$—	$1,114
Other comprehensive income (loss):
Foreign currency translation adjustments	38	—	38	17	—	55
Financial instruments	167	(9)	158	6	—	164
Pension and other postretirement benefits	3	(1)	2	—	—	2
Total other comprehensive income	208	(10)	198	23	—	221
Comprehensive income	1,105	(24)	1,081	254	—	1,335
Preferred deemed dividends of subsidiary	(6)	—	(6)	—	—	(6)
Comprehensive income, after preferred deemed dividends of subsidiary	$1,099	$(24)	$1,075	$254	$—	$1,329
2025:
Net income	$577	$(482)	$95	$55	$—	$150
Other comprehensive income (loss):
Foreign currency translation adjustments	5	—	5	3	—	8
Financial instruments	(14)	1	(13)	(1)	—	(14)
Pension and other postretirement benefits	12	(1)	11	—	—	11
Total other comprehensive income	3	—	3	2	—	5
Comprehensive income	$580	$(482)	$98	$57	$—	$155

	Nine months ended September 30, 2026 and 2025
2026:
Net income	$2,908	$(191)	$2,717	$479	$10	$3,206
Other comprehensive income (loss):
Foreign currency translation adjustments	43	—	43	19	—	62
Financial instruments	209	(11)	198	9	—	207
Pension and other postretirement benefits	11	(1)	10	—	—	10
Total other comprehensive income	263	(12)	251	28	—	279
Comprehensive income	3,171	(203)	2,968	507	10	3,485
Preferred deemed dividends of subsidiary	(6)	—	(6)	—	—	(6)
Preferred dividends of subsidiary	(1)	—	(1)	—	—	(1)
Comprehensive income, after preferred deemed dividends of subsidiary and preferred dividends of subsidiary	$3,164	$(203)	$2,961	$507	$10	$3,478
2025:
Net income	$2,196	$(711)	$1,485	$103	$—	$1,588
Other comprehensive income (loss):
Foreign currency translation adjustments	16	—	16	8	—	24
Financial instruments	(86)	8	(78)	(13)	—	(91)
Pension and other postretirement benefits	18	(2)	16	—	—	16
Total other comprehensive loss	(52)	6	(46)	(5)	—	(51)
Comprehensive income	2,144	(705)	1,439	98	—	1,537
Preferred dividends of subsidiary	(1)	—	(1)	—	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,143	$(705)	$1,438	$98	$—	$1,536
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2026	2025(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34	$29
Restricted cash	2	2
Accounts receivable – trade, net	1,573	1,767
Accounts receivable – other, net	178	157
Due from unconsolidated affiliates	53	—
Income taxes receivable	236	71
Inventories	531	561
Regulatory assets	589	761
Greenhouse gas allowances	202	203
Assets held for sale	33,552	31,024
Other current assets	368	262
Total current assets	37,318	34,837

Other assets:
Regulatory assets	4,241	3,868
Greenhouse gas allowances	1,614	1,221
Nuclear decommissioning trusts	891	899
Dedicated assets in support of certain benefit plans	609	605
Deferred income taxes	10	10
Right-of-use assets – operating leases	1,239	1,262
Investment in Oncor Holdings	20,010	17,472
Other investments	152	147
Wildfire fund	226	246
Other long-term assets	1,230	1,300
Total other assets	30,222	27,030

Property, plant and equipment:
Property, plant and equipment	69,431	66,900
Less accumulated depreciation and amortization	(18,947)	(17,889)
Property, plant and equipment, net	50,484	49,011
Total assets	$118,024	$110,878
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2026	2025(1)
	(unaudited)
LIABILITIES, CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Current liabilities:
Short-term debt	$4,438	$4,166
Accounts payable – trade	1,318	1,461
Accounts payable – other	190	203
Due to unconsolidated affiliates	—	8
Dividends and interest payable	927	770
Accrued compensation and benefits	475	521
Regulatory liabilities	29	3
Current portion of long-term debt and finance leases	1,528	1,876
Greenhouse gas obligations	202	203
Liabilities held for sale	13,118	11,704
Other current liabilities	984	979
Total current liabilities	23,209	21,894

Long-term debt and finance leases	31,508	28,979

Deferred credits and other liabilities:
Regulatory liabilities	4,464	4,250
Greenhouse gas obligations	1,301	957
Pension and other postretirement benefit plan obligations, net of plan assets	105	124
Deferred income taxes	6,555	6,127
Asset retirement obligations	3,876	3,743
Deferred credits and other	2,830	2,805
Total deferred credits and other liabilities	19,131	18,006

Commitments and contingencies (Note 13)

Contingently redeemable noncontrolling interest	3,392	3,206

Equity:
Preferred stock (50,000,000 shares authorized; none issued)	—	—
Common stock (1,125,000,000 shares authorized; 653,949,225 and 652,731,668 shares outstanding at September 30, 2026 and December 31, 2025, respectively; no par value)	14,760	14,699
Retained earnings	18,513	17,092
Accumulated other comprehensive income (loss)	54	(197)
Total Sempra shareholders’ equity	33,327	31,594
Preferred stock of subsidiary	—	20
Other noncontrolling interests	7,457	7,179
Total equity	40,784	38,793
Total liabilities, contingently redeemable noncontrolling interest, and equity	$118,024	$110,878
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,206	$1,588
Adjustments to reconcile net income to net cash provided by operating activities:
Regulatory disallowances, net	205	—
Depreciation and amortization	1,865	1,955
Gain on sales	(214)	—
Deferred income taxes and investment tax credits	118	558
Equity earnings	(1,582)	(1,190)
Share-based compensation expense	66	25
Fixed-price contracts and other derivatives	(226)	133
Bad debt expense	88	109
Other	63	3
Net change in working capital components	60	(745)
Distributions from investments	1,079	828
Changes in other noncurrent assets and liabilities, net	(48)	112
Net cash provided by operating activities	4,680	3,376

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(7,327)	(7,201)
Expenditures for investments	(2,095)	(1,492)
Proceeds from sales, net of transaction costs and cash sold	535	—
Purchases of nuclear decommissioning and other trust assets	(914)	(746)
Proceeds from sales of nuclear decommissioning and other trust assets	942	831
Advances to unconsolidated affiliates	(30)	—
Other	(17)	3
Net cash used in investing activities	(8,906)	(8,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends	(1,245)	(1,195)
Preferred deemed dividends of subsidiary	(6)	—
Preferred dividends	—	(22)
Preferred dividends of subsidiary	(1)	(1)
Issuances of common stock, net	37	26
Repurchases of common stock	(21)	(58)
Issuances of debt (maturities greater than 90 days)	11,178	8,892
Payments on debt (maturities greater than 90 days) and finance leases	(6,891)	(4,142)
Decrease in short-term debt, net	(328)	(170)
Advances from unconsolidated affiliates	140	96
Contributions from contingently redeemable noncontrolling interest, net of transaction costs	—	3,212
Proceeds from investor equity subscription	—	106
Purchase of noncontrolling interest	(20)	—
Contributions from noncontrolling interests	97	137
Distributions to noncontrolling interests	(206)	(131)
Termination of interest rate swaps, net of transaction costs	96	—
Other	(54)	(89)
Net cash provided by financing activities	2,776	6,661

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	4

(Decrease) increase in cash, cash equivalents and restricted cash	(1,448)	1,436
Cash, cash equivalents and restricted cash, January 1	3,552	1,589
Cash, cash equivalents and restricted cash, September 30	$2,104	$3,025
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Nine months ended September 30,
	2026	2025
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$1,048	$940
Income tax payments, net of refunds	164	339

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued interest receivable capitalized to note receivable	$14	$13
Repayments of advances from unconsolidated affiliate in lieu of distributions	60	45
Accrued capital expenditures for PP&E	1,382	1,619
Increase in ARO capitalized to PP&E	44	59
Increase in finance lease obligations capitalized to PP&E	49	41
Unamortized debt issuance costs reclassified from noncurrent assets to long-term debt	30	49
Redemption of preferred stock	—	900
Preferred deemed dividends	—	(11)
Change in equity related to allocation of interests	176	1,115
Preferred dividends declared but not paid	—	18
Common dividends declared but not paid	430	421
Common dividends issued in stock	35	39
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Dollars in millions)
	CRNCI	Preferred stock	Common stock	Retained earnings	AOCI	Sempra shareholders' equity	NCI	Total equity
	(unaudited)
	Three months ended September 30, 2026
Balance at June 30, 2026	$3,308	$—	$14,763	$18,066	$(144)	$32,685	$7,313	$39,998
Net income	—			883		883	231	1,114
Other comprehensive income					198	198	23	221
Share-based compensation expense			22			22		22
Dividends declared:
Common stock ($0.65/share)				(430)		(430)		(430)
Preferred deemed dividends of subsidiary				(6)		(6)		(6)
Issuances of common stock			17			17		17
CRNCI and NCI activities:
Allocation of interests	84		(42)			(42)	(42)	(84)
Purchase of NCI							(20)	(20)
Contributions from NCI							23	23
Distributions to NCI							(71)	(71)
Balance at September 30, 2026	$3,392	$—	$14,760	$18,513	$54	$33,327	$7,457	$40,784

	Three months ended September 30, 2025
Balance at June 30, 2025	$—	$889	$13,518	$17,505	$(215)	$31,697	$6,599	$38,296
Net income				95		95	55	150
Other comprehensive income					3	3	2	5
Share-based compensation expense			14			14		14
Dividends declared:
Series C preferred stock ($12.19/share)				(7)		(7)		(7)
Common stock ($0.65/share)				(421)		(421)		(421)
Redemption of preferred stock		(900)				(900)		(900)
Preferred deemed dividends		11		(11)		—		—
Issuances of common stock			20			20		20
CRNCI and NCI activities:
Contributions from CRNCI	3,166
Investor equity subscription	76		16			16	9	25
Allocation of interests	(1,309)		635			635	455	1,090
Contributions from NCI							54	54
Distributions to NCI							(40)	(40)
Balance at September 30, 2025	$1,933	$—	$14,203	$17,161	$(212)	$31,152	$7,134	$38,286
See Notes to Condensed Consolidated Financial Statements.

SEMPRA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONTINGENTLY REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Dollars in millions)
	CRNCI	Preferred stock	Common stock	Retained earnings	AOCI	Sempra shareholders’ equity	NCI	Total equity
	(unaudited)
	Nine months ended September 30, 2026
Balance at December 31, 2025	$3,206	$—	$14,699	$17,092	$(197)	$31,594	$7,199	$38,793
Net income	10			2,717		2,717	479	3,196
Other comprehensive income					251	251	28	279
Share-based compensation expense			66			66		66
Dividends declared:
Common stock ($1.97/share)				(1,289)		(1,289)		(1,289)
Preferred deemed dividends of subsidiary				(6)		(6)		(6)
Preferred dividends of subsidiary				(1)		(1)		(1)
Issuances of common stock			72			72		72
Repurchases of common stock			(21)			(21)		(21)
CRNCI and NCI activities:
Allocation of interests	176		(56)			(56)	(120)	(176)
Purchase of NCI							(20)	(20)
Contributions from NCI							97	97
Distributions to NCI							(206)	(206)
Balance at September 30, 2026	$3,392	$—	$14,760	$18,513	$54	$33,327	$7,457	$40,784

	Nine months ended September 30, 2025
Balance at December 31, 2024	$—	$889	$13,520	$16,979	$(166)	$31,222	$6,566	$37,788
Net income				1,485		1,485	103	1,588
Other comprehensive loss					(46)	(46)	(5)	(51)
Share-based compensation expense			25			25		25
Dividends declared:
Series C preferred stock ($36.57/share)				(29)		(29)		(29)
Common stock ($1.94/share)				(1,262)		(1,262)		(1,262)
Redemption of preferred stock		(900)				(900)		(900)
Preferred deemed dividends		11		(11)		—		—
Preferred dividends of subsidiary				(1)		(1)		(1)
Issuances of common stock			65			65		65
Repurchases of common stock			(58)			(58)		(58)
CRNCI and NCI activities:
Contributions from CRNCI	3,166
Investor equity subscription	76		16			16	9	25
Allocation of interests	(1,309)		635			635	455	1,090
Contributions from NCI							137	137
Distributions to NCI							(131)	(131)
Balance at September 30, 2025	$1,933	$—	$14,203	$17,161	$(212)	$31,152	$7,134	$38,286
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)
Operating revenues:
Electric	$1,395	$1,264	$3,786	$3,362
Natural gas	215	216	739	800
Total operating revenues	1,610	1,480	4,525	4,162
Operating expenses:
Cost of electric fuel and purchased power	168	135	397	314
Cost of natural gas	43	44	155	175
Operation and maintenance	438	451	1,268	1,294
Regulatory disallowances, net	(104)	—	(104)	—
Depreciation and amortization	353	334	1,028	977
Franchise fees and other taxes	137	116	379	324
Total operating expenses	1,035	1,080	3,123	3,084
Operating income	575	400	1,402	1,078
Other income, net	24	32	86	103
Interest income	1	—	5	2
Interest expense	(148)	(141)	(447)	(415)
Income before income taxes	452	291	1,046	768
Income tax (expense) benefit	(76)	33	(184)	12
Net income/Earnings attributable to common shares	$376	$324	$862	$780
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2026 and 2025
2026:
Net income/Comprehensive income	$452	$(76)	$376
2025:
Net income/Comprehensive income	$291	$33	$324

	Nine months ended September 30, 2026 and 2025
2026:
Net income/Comprehensive income	$1,046	$(184)	$862
2025:
Net income/Comprehensive income	$768	$12	$780
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2026	2025(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2	$7
Accounts receivable – trade, net	1,009	809
Accounts receivable – other, net	90	92
Due from unconsolidated affiliates	6	1
Income taxes receivable, net	44	30
Inventories	255	267
Prepaid expenses	179	121
Regulatory assets	258	433
Greenhouse gas allowances	29	28
Other current assets	37	18
Total current assets	1,909	1,806

Other assets:
Regulatory assets	2,298	1,953
Greenhouse gas allowances	312	286
Nuclear decommissioning trusts	891	899
Right-of-use assets – operating leases	972	1,047
Wildfire fund	226	246
Other long-term assets	123	141
Total other assets	4,822	4,572

Property, plant and equipment:
Property, plant and equipment	36,259	35,033
Less accumulated depreciation and amortization	(9,274)	(8,729)
Property, plant and equipment, net	26,985	26,304
Total assets	$33,716	$32,682
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2026	2025(1)
	(unaudited)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Short-term debt	$191	$531
Accounts payable – trade	698	712
Accounts payable – other	50	42
Due to unconsolidated affiliates	46	59
Interest payable	128	94
Accrued compensation and benefits	140	174
Regulatory liabilities	29	3
Current portion of long-term debt and finance leases	52	798
Greenhouse gas obligations	29	28
Asset retirement obligations	114	107
Other current liabilities	390	273
Total current liabilities	1,867	2,821

Long-term debt and finance leases	11,141	10,081

Deferred credits and other liabilities:
Regulatory liabilities	3,149	2,960
Greenhouse gas obligations	197	137
Pension obligation, net of plan assets	26	19
Deferred income taxes	3,459	3,286
Asset retirement obligations	755	746
Deferred credits and other	1,627	1,699
Total deferred credits and other liabilities	9,213	8,847

Commitments and contingencies (Note 13)

Shareholder’s equity:
Preferred stock (45,000,000 shares authorized; none issued)	—	—
Common stock (255,000,000 shares authorized; 116,583,358 shares outstanding; no par value)	1,660	1,660
Retained earnings	9,841	9,279
Accumulated other comprehensive income (loss)	(6)	(6)
Total shareholder’s equity	11,495	10,933
Total liabilities and shareholder’s equity	$33,716	$32,682
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$862	$780
Adjustments to reconcile net income to net cash provided by operating activities:
Regulatory disallowances, net	(104)	—
Depreciation and amortization	1,028	977
Deferred income taxes and investment tax credits	71	(26)
Bad debt expense	46	39
Other	22	(1)
Net change in working capital components	(18)	(321)
Changes in noncurrent assets and liabilities, net	(1)	(105)
Net cash provided by operating activities	1,906	1,343

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,599)	(1,811)
Purchases of nuclear decommissioning trust assets	(752)	(672)
Proceeds from sales of nuclear decommissioning trust assets	772	709
Other	9	12
Net cash used in investing activities	(1,570)	(1,762)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(300)	—
Issuances of debt (maturities greater than 90 days)	1,096	848
Payments on debt (maturities greater than 90 days) and finance leases	(787)	(32)
Decrease in short-term debt, net	(340)	(390)
Debt issuance costs	(10)	(7)
Net cash (used in) provided by financing activities	(341)	419

Decrease in cash and cash equivalents	(5)	—
Cash and cash equivalents, January 1	7	—
Cash and cash equivalents, September 30	$2	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$406	$355
Income tax payments, net of refunds	120	23

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$193	$206
Increase in finance lease obligations capitalized to PP&E	10	8
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Dollars in millions)
	Common stock	Retained earnings	AOCI	Total shareholder’s equity
	(unaudited)
	Three months ended September 30, 2026
Balance at June 30, 2026	$1,660	$9,765	$(6)	$11,419
Net income		376		376
Common stock dividends declared ($2.57/share)		(300)		(300)
Balance at September 30, 2026	$1,660	$9,841	$(6)	$11,495

	Three months ended September 30, 2025
Balance at June 30, 2025	$1,660	$9,372	$(12)	$11,020
Net income		324		324
Balance at September 30, 2025	$1,660	$9,696	$(12)	$11,344

	Nine months ended September 30, 2026
Balance at December 31, 2025	$1,660	$9,279	$(6)	$10,933
Net income		862		862
Common stock dividends declared ($2.57/share)		(300)		(300)
Balance at September 30, 2026	$1,660	$9,841	$(6)	$11,495

	Nine months ended September 30, 2025
Balance at December 31, 2024	$1,660	$8,916	$(12)	$10,564
Net income		780		780
Balance at September 30, 2025	$1,660	$9,696	$(12)	$11,344
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)

Operating revenues	$1,171	$1,181	$4,086	$4,469
Operating expenses:
Cost of natural gas	153	182	460	749
Operation and maintenance	582	623	1,822	2,002
Regulatory disallowances	309	—	309	—
Depreciation and amortization	276	257	825	750
Franchise fees and other taxes	73	74	226	215
Gain on sale	(16)	—	(16)	—
Total operating expenses	1,377	1,136	3,626	3,716
Operating (loss) income	(206)	45	460	753
Other income (expense), net	45	(3)	129	37
Interest income	1	2	4	5
Interest expense	(102)	(93)	(303)	(272)
(Loss) income before income taxes	(262)	(49)	290	523
Income tax benefit	115	95	95	51
Net (loss) income	(147)	46	385	574
Preferred deemed dividends	(6)	—	(6)	—
Preferred dividends	—	—	(1)	(1)
(Losses) earnings attributable to common shares	$(153)	$46	$378	$573
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2026 and 2025
2026:
Net loss	$(262)	$115	$(147)
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive loss	$(261)	$115	$(146)
2025:
Net (loss) income	$(49)	$95	$46
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	7	(2)	5
Total other comprehensive income	8	(2)	6
Comprehensive (loss) income	$(41)	$93	$52

	Nine months ended September 30, 2026 and 2025
2026:
Net income	$290	$95	$385
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$291	$95	$386
2025:
Net income	$523	$51	$574
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	10	(2)	8
Total other comprehensive income	11	(2)	9
Comprehensive income	$534	$49	$583
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2026	2025(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1	$14
Accounts receivable – trade, net	563	958
Accounts receivable – other, net	76	61
Due from unconsolidated affiliates	1	8
Inventories	276	294
Regulatory assets	331	328
Greenhouse gas allowances	173	175
Other current assets	131	91
Total current assets	1,552	1,929

Other assets:
Regulatory assets	1,908	1,888
Greenhouse gas allowances	1,302	935
Right-of-use assets – operating leases	125	68
Other long-term assets	665	738
Total other assets	4,000	3,629

Property, plant and equipment:
Property, plant and equipment	32,176	31,078
Less accumulated depreciation and amortization	(9,449)	(8,948)
Property, plant and equipment, net	22,727	22,130
Total assets	$28,279	$27,688
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2026	2025(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$76	$903
Accounts payable – trade	571	727
Accounts payable – other	140	161
Due to unconsolidated affiliates	51	35
Accrued compensation and benefits	203	219
Current portion of long-term debt and finance leases	726	529
Greenhouse gas obligations	173	175
Asset retirement obligations	94	98
Other current liabilities	470	536
Total current liabilities	2,504	3,383

Long-term debt and finance leases	8,041	7,619

Deferred credits and other liabilities:
Regulatory liabilities	1,315	1,290
Greenhouse gas obligations	1,104	820
Pension obligation, net of plan assets	18	18
Deferred income taxes	2,435	2,271
Asset retirement obligations	3,118	2,994
Deferred credits and other	551	457
Total deferred credits and other liabilities	8,541	7,850

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock (5,000,000 and 11,000,000 shares authorized; no shares and 862,043 shares outstanding at September 30, 2026 and December 31, 2025, respectively)	—	22
Common stock (100,000,000 shares authorized; 91,300,000 shares outstanding; no par value)	2,316	2,316
Retained earnings	6,893	6,515
Accumulated other comprehensive income (loss)	(16)	(17)
Total shareholders’ equity	9,193	8,836
Total liabilities and shareholders’ equity	$28,279	$27,688
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$385	$574
Adjustments to reconcile net income to net cash provided by operating activities:
Regulatory disallowances	309	—
Depreciation and amortization	825	750
Gain on sale	(16)	—
Deferred income taxes	(81)	(82)
Bad debt expense	51	43
Other	(16)	(10)
Net change in working capital components	24	(110)
Changes in noncurrent assets and liabilities, net	243	261
Net cash provided by operating activities	1,724	1,426

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,504)	(1,523)
Proceeds from sale, net of transaction costs	17	—
Net cash used in investing activities	(1,487)	(1,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of preferred stock	(22)	—
Preferred deemed dividends	(6)	—
Preferred dividends	(1)	(1)
Issuances of debt (maturities greater than 90 days)	1,144	1,090
Payments on debt (maturities greater than 90 days) and finance leases	(923)	(1,069)
(Decrease) increase in short-term debt, net	(427)	74
Other	(15)	(9)
Net cash (used in) provided by financing activities	(250)	85

Decrease in cash and cash equivalents	(13)	(12)
Cash and cash equivalents, January 1	14	12
Cash and cash equivalents, September 30	$1	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$240	$222
Income tax payments	29	58

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures for PP&E	$255	$244
Increase in finance lease obligations capitalized to PP&E	4	33
Increase in ARO capitalized to PP&E	29	59
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	AOCI	Total shareholders’ equity
	(unaudited)
	Three months ended September 30, 2026
Balance at June 30, 2026	$22	$2,316	$7,046	$(17)	$9,367
Net loss			(147)		(147)
Other comprehensive income				1	1
Dividends declared:
Preferred stock ($0.38/share)			—		—
Retirement of preferred stock	(22)				(22)
Preferred deemed dividends			(6)		(6)
Balance at September 30, 2026	$—	$2,316	$6,893	$(16)	$9,193

	Three months ended September 30, 2025
Balance at June 30, 2025	$22	$2,316	$6,377	$(24)	$8,691
Net income			46		46
Other comprehensive income				6	6
Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at September 30, 2025	$22	$2,316	$6,423	$(18)	$8,743

	Nine months ended September 30, 2026
Balance at December 31, 2025	$22	$2,316	$6,515	$(17)	$8,836
Net income			385		385
Other comprehensive income				1	1
Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Retirement of preferred stock	(22)				(22)
Preferred deemed dividends			(6)		(6)
Balance at September 30, 2026	$—	$2,316	$6,893	$(16)	$9,193

	Nine months ended September 30, 2025
Balance at December 31, 2024	$22	$2,316	$5,850	$(27)	$8,161
Net income			574		574
Other comprehensive income				9	9
Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Balance at September 30, 2025	$22	$2,316	$6,423	$(18)	$8,743
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
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim period reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after September 30, 2026 through the date the financial statements were issued and, in the opinion of management, the accompanying financial statements reflect all adjustments and disclosures necessary for a fair presentation.
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
Sempra Infrastructure’s natural gas distribution utility, Ecogas, which we sold in August 2026, as we discuss in Note 6, also applies U.S. GAAP provisions governing rate-regulated operations. Certain business activities at Sempra Infrastructure are regulated by the CNE and the FERC and meet the regulatory accounting requirements of U.S. GAAP.

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

SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at September 30, 2026 and December 31, 2025. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net, and finance lease liabilities with balances of $1,085 million and $1,109 million at September 30, 2026 and December 31, 2025, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Other Sempra
Nonconsolidated VIEs
Oncor Holdings. Oncor Holdings is a VIE. Sempra is not the primary beneficiary of this VIE because of the structural and operational ring-fencing measures, governance mechanisms and commitments in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which is $20,010 million and $17,472 million at September 30, 2026 and December 31, 2025, respectively.
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
Cameron LNG JV. Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of this VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. At September 30, 2026 and December 31, 2025, the carrying value of our investment is $1,339 million and $1,259 million, respectively, of which $1,323 million and $1,242 million, respectively, is classified as held for sale (see Note 6). Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 13.
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
Sempra consolidated $18,123 million and $15,950 million of assets at September 30, 2026 and December 31, 2025, respectively, consisting primarily of PP&E, net, and restricted cash attributable to these VIEs that could be used only to settle obligations of these VIEs and that are not available to settle obligations of Sempra, and $8,184 million and $6,335 million of liabilities at September 30, 2026 and December 31, 2025, respectively, consisting primarily of long-term debt and accounts payable attributable to these VIEs for which creditors do not have recourse to the general credit of Sempra. At September 30, 2026 and December 31, 2025, these assets and liabilities are classified as held for sale (see Note 6).

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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	September 30, 2026	December 31, 2025
Sempra:
Cash and cash equivalents	$34	$29
Restricted cash, current	2	2
Assets held for sale	2,068	3,521
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$2,104	$3,552

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

Changes in allowances for credit losses for trade receivables, other receivables and a note receivable are as follows:

CHANGES IN ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2026	2025
Sempra:
Allowances for credit losses at January 1	$298	$519
Provisions for expected credit losses(1)	87	106
Write-offs	(103)	(147)
Reclassification to assets held for sale	7	(134)
Allowances for credit losses at September 30	$289	$344
SDG&E:
Allowances for credit losses at January 1	$80	$114
Provisions for expected credit losses	44	40
Write-offs	(43)	(61)
Allowances for credit losses at September 30	$81	$93
SoCalGas:
Allowances for credit losses at January 1	$214	$285
Provisions for expected credit losses	50	42
Write-offs	(60)	(80)
Allowances for credit losses at September 30	$204	$247
(1)    Includes activities within the disposal group that is classified as held for sale.
Allowances for credit losses related to trade receivables, other receivables and a note receivable are included in the Condensed Consolidated Balance Sheets as follows:

ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	September 30,	December 31,
	2026	2025
Sempra:
Accounts receivable – trade, net	$223	$235
Accounts receivable – other, net	49	47
Other long-term assets(1)(2)	17	16
Total allowances for credit losses	$289	$298
SDG&E:
Accounts receivable – trade, net	$49	$49
Accounts receivable – other, net	27	26
Other long-term assets(1)	5	5
Total allowances for credit losses	$81	$80
SoCalGas:
Accounts receivable – trade, net	$174	$186
Accounts receivable – other, net	22	21
Other long-term assets(1)	8	7
Total allowances for credit losses	$204	$214
(1)    In 2024, the CPUC directed SDG&E and SoCalGas to offer long-term payment plans to eligible residential customers with past-due balances.
(2)    At both September 30, 2026 and December 31, 2025, includes $4 of expected credit losses on an interest-bearing promissory note due from KKR Pinnacle.
Off-Balance Sheet Credit Exposures
We are exposed to credit losses from off-balance sheet arrangements through Sempra’s guarantee related to the SDSRA, which we discuss in Note 13. On a quarterly basis, we evaluate credit losses and record liabilities for expected credit losses on our off-balance sheet arrangements based on external credit ratings, published default rate studies and the maturity date of the arrangements. On Sempra’s Condensed Consolidated Balance Sheets, expected credit losses of $4 million and $5 million are included in Deferred Credits and Other at September 30, 2026 and December 31, 2025, respectively, and $2 million are included in Liabilities Held for Sale at December 31, 2025.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at the Registrants in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	September 30, 2026	December 31, 2025
Sempra:
Tax sharing agreement with Oncor Holdings	$23	$—
Sharyland Utilities – 5.15% Note due May 1, 2027(1)	30	—
Total due from unconsolidated affiliates – current	$53	$—

Tax sharing agreement with Oncor Holdings	$—	$(8)
Total due to unconsolidated affiliates – current	$—	$(8)
SDG&E:
SoCalGas	$6	$—
Various affiliates	—	1
Total due from unconsolidated affiliates – current	$6	$1

Sempra	$(38)	$(48)
SoCalGas	—	(6)
Various affiliates	(8)	(5)
Total due to unconsolidated affiliates – current	$(46)	$(59)

Income taxes due from Sempra(2)	$50	$43
SoCalGas:
SDG&E	$—	$6
Various affiliates	1	2
Total due from unconsolidated affiliates – current	$1	$8

Sempra	$(45)	$(35)
SDG&E	(6)	—
Total due to unconsolidated affiliates – current	$(51)	$(35)

Income taxes due from (to) Sempra(2)	$37	$(6)
(1)     Note bears interest at the lower of Sempra’s intercompany borrowing rate or the maximum rate permitted under applicable California law. Amount includes principal balance plus accumulated interest outstanding.
(2)    SDG&E and SoCalGas are included in the consolidated income tax return of Sempra, and their respective income tax expense/benefit is computed as an amount equal to that which would result from each company having always filed a separate return. Amounts include current and noncurrent income taxes due from/to Sempra.
At both September 30, 2026 and December 31, 2025, amounts due from unconsolidated affiliates – current of $3 million are included in Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheets. At September 30, 2026 and December 31, 2025, amounts due to unconsolidated affiliates – noncurrent of $574 million and $477 million, respectively, are included in Liabilities Held for Sale on the Sempra Condensed Consolidated Balance Sheets. These amounts relate to U.S. dollar‑denominated loans at fixed interest rates with TAG Pipelines Norte, S. de R.L. de C.V. and TAG Norte and a variable interest rate note with IMG, and include outstanding principal, accrued interest, and value‑added tax payable to the Mexican government.

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
Revenues	$9	$9	$25	$26
Interest income	1	—	1	—
Interest expense	7	4	19	13
SDG&E:
Revenues	$5	$6	$17	$17
Cost of sales	33	35	96	103
SoCalGas:
Revenues	$47	$47	$139	$128
Cost of sales(1)	(1)	(2)	(3)	(3)
(1)     Includes net commodity costs from natural gas transactions with unconsolidated affiliates.
Guarantees
Sempra provides guarantees to certain unconsolidated affiliates, which we discuss in Note 13.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Natural gas	$149	$158	$1	$2	$148	$156
Materials and supplies	382	403	254	265	128	138
Total	$531	$561	$255	$267	$276	$294
At September 30, 2026 and December 31, 2025, total inventories of $124 million and $109 million, respectively, are included in Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheets. At September 30, 2026 and December 31, 2025, inventories consist of $14 million and $12 million of natural gas, $4 million and $12 million of LNG, and $106 million and $85 million of materials and supplies, respectively.

DEDICATED ASSETS IN SUPPORT OF CERTAIN BENEFITS PLANS
In support of its Supplemental Executive Retirement Plan, Cash Balance Restoration Plan and Employee and Director Savings Plan, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $609 million and $605 million at September 30, 2026 and December 31, 2025, respectively.

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

Wildfire Fund Asset
At September 30, 2026, the carrying value of SDG&E’s Wildfire Fund asset totaled $239 million.
SDG&E is amortizing the Wildfire Fund asset on a straight-line basis over the estimated period of benefit of 25 years, as adjusted for utilization by the other participating IOUs, PG&E and Edison. SDG&E recognizes a reduction of its Wildfire Fund asset and records a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from any of the participating IOUs. Wildfire claims that are recoverable from the Wildfire Fund, net of anticipated or actual reimbursement to the Wildfire Fund by the responsible IOU, decrease the Wildfire Fund asset and remaining available coverage. SDG&E periodically evaluates the estimated period of benefit of the Wildfire Fund asset based on actual experience and changes in assumptions, including relying on publicly disclosed wildfire-related losses incurred by the other participating IOUs.
In October 2026, PG&E publicly disclosed that it has received, or expects to receive, approximately $1.38 billion in aggregate reimbursements from the Wildfire Fund for eligible claims related to wildfires that occurred in 2019 and 2021.
Also in October 2026, Edison publicly disclosed it has received, or expects to receive, approximately $859 million in aggregate reimbursements from the Wildfire Fund for losses incurred and expected to be incurred in connection with the Eaton fire, which was found by the LACoFD and CAL FIRE investigators to have been caused by Edison’s equipment. The administrator of the Wildfire Fund has confirmed that this wildfire qualifies as a “covered wildfire” for purposes of accessing the Wildfire Fund, and the scope of potential damages caused by this fire could materially reduce or exhaust the Wildfire Fund. Edison stated that it is currently unable to reasonably estimate a range of potential losses associated with the Eaton fire. Accordingly, SDG&E is unable to estimate a range of potential loss resulting from any reduction in available coverage from the Wildfire Fund.
SDG&E reduced its Wildfire Fund asset by recording $5 million and $10 million in the three months and nine months ended September 30, 2026, respectively, and $2 million in the three months and nine months ended September 30, 2025, of accelerated amortization in O&M on Sempra’s and SDG&E’s Condensed Consolidated Statements of Operations.
2025 Wildfire Legislation
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

NOTE RECEIVABLE
In November 2021, Sempra loaned $300 million to KKR Pinnacle in exchange for an interest-bearing promissory note that is due in full no later than October 2029 and bears compound interest at 5% per annum, which may be paid quarterly or added to the outstanding principal at the election of KKR Pinnacle. At September 30, 2026 and December 31, 2025, Other Long-Term Assets includes $381 million and $368 million, respectively, of outstanding principal, compounded interest and unamortized transaction costs, net of allowances for credit losses, on Sempra’s Condensed Consolidated Balance Sheets.
Upon completion of the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6, Sempra expects to extinguish and replace this promissory note to, among other things, extend its maturity date and increase its interest rate to 8.5% per annum before January 1, 2031 and 10.0% per annum thereafter through a due date seven years and 91 days after the closing.

CAPITALIZED FINANCING COSTS
The table below summarizes capitalized financing costs.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
Capitalized interest	$212	$148	$591	$401
AFUDC debt	15	14	42	43
AFUDC equity	37	43	117	130
SDG&E:
AFUDC debt	$7	$6	$20	$21
AFUDC equity	17	19	50	61
SoCalGas:
AFUDC debt	$8	$8	$22	$22
AFUDC equity	20	17	50	53

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, after amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Three months ended September 30, 2026 and 2025
Sempra:
Balance at June 30, 2026	$(40)	$(14)	$(90)	$(144)
OCI before reclassifications	(1)	165	—	164
Amounts reclassified from AOCI	39	(7)	2	34
Net OCI	38	158	2	198
Balance at September 30, 2026	$(2)	$144	$(88)	$54

Balance at June 30, 2025	$(55)	$(50)	$(110)	$(215)
OCI before reclassifications	5	(11)	(1)	(7)
Amounts reclassified from AOCI	—	(2)	12	10
Net OCI	5	(13)	11	3
Balance at September 30, 2025	$(50)	$(63)	$(99)	$(212)
SDG&E:
Balance at June 30, 2026 and September 30, 2026			$(6)	$(6)

Balance at June 30, 2025 and September 30, 2025			$(12)	$(12)
SoCalGas:
Balance at June 30, 2026		$(9)	$(8)	$(17)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at September 30, 2026		$(9)	$(7)	$(16)

Balance at June 30, 2025		$(10)	$(14)	$(24)
Amounts reclassified from AOCI		1	5	6
Net OCI		1	5	6
Balance at September 30, 2025		$(9)	$(9)	$(18)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and PBOP	Total AOCI
	Nine months ended September 30, 2026 and 2025
Sempra:
Balance at December 31, 2025	$(45)	$(54)	$(98)	$(197)
OCI before reclassifications	4	207	5	216
Amounts reclassified from AOCI	39	(9)	5	35
Net OCI	43	198	10	251
Balance at September 30, 2026	$(2)	$144	$(88)	$54

Balance at December 31, 2024	$(66)	$15	$(115)	$(166)
OCI before reclassifications	16	(76)	(3)	(63)
Amounts reclassified from AOCI	—	(2)	19	17
Net OCI	16	(78)	16	(46)
Balance at September 30, 2025	$(50)	$(63)	$(99)	$(212)
SDG&E:
Balance at December 31, 2025 and September 30, 2026			$(6)	$(6)

Balance at December 31, 2024 and September 30, 2025			$(12)	$(12)
SoCalGas:
Balance at December 31, 2025		$(9)	$(8)	$(17)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at September 30, 2026		$(9)	$(7)	$(16)

Balance at December 31, 2024		$(10)	$(17)	$(27)
OCI before reclassifications		—	(2)	(2)
Amounts reclassified from AOCI		1	10	11
Net OCI		1	8	9
Balance at September 30, 2025		$(9)	$(9)	$(18)
(1)    All amounts are net of income tax, if subject to tax, and after NCI.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended September 30,
	2026	2025
Sempra:
Foreign currency translation adjustments	$55	$—	Gain on sales
	(16)	—	Earnings attributable to noncontrolling interests
Total after NCI	$39	$—

Financial instruments:
Interest rate instruments	$—	$(4)	Interest expense
Interest rate instruments	(2)	(6)	Equity earnings(1)
Foreign exchange instruments	—	2	Revenues: Energy-related businesses
	—	1	Other income, net
Foreign exchange instruments	(1)	3	Equity earnings(1)
Total, before income tax	(3)	(4)
	(7)	—	Gain on sales
	—	1	Income tax expense
Total, net of income tax	(10)	(3)
	3	1	Earnings attributable to noncontrolling interests
Total, net of income tax and after NCI	$(7)	$(2)

Pension and PBOP(2):
Amortization of actuarial loss	$1	$—	Gain on sales
Amortization of actuarial loss	2	2	Other income, net
Settlement charges	—	12	Other income, net
Total, before income tax	3	14
	(1)	(2)	Income tax expense
Total, net of income tax	$2	$12

Total reclassifications for the period, net of income tax and after NCI	$34	$10
SoCalGas:
Financial instruments:
Interest rate instruments	$—	$1	Interest expense

Pension and PBOP(2):
Amortization of actuarial loss	$1	$—	Other income (expense), net
Settlement charges	—	6	Other income (expense), net
Total, before income tax	1	6
	—	(1)	Income tax benefit
Total, net of income tax	$1	$5

Total reclassifications for the period, net of income tax	$1	$6
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about AOCI components	Amounts reclassified from AOCI		Affected line item on Condensed Consolidated Statements of Operations
	Nine months ended September 30,
	2026	2025
Sempra:
Foreign currency translation adjustments	$55	$—	Gain on sales
	(16)	—	Earnings attributable to noncontrolling interests
Total after NCI	$39	$—

Financial instruments:
Interest rate instruments	$(3)	$(6)	Interest expense
Interest rate instruments	(2)	(10)	Equity earnings(1)
Foreign exchange instruments	(3)	3	Revenues: Energy-related businesses
	1	2	Other income, net
Foreign exchange instruments	(2)	4	Equity earnings(1)
Total, before income tax	(9)	(7)
	(7)	—	Gain on sales
	1	2	Income tax expense
Total, net of income tax	(15)	(5)
	6	3	Earnings attributable to noncontrolling interests
Total, net of income tax and after NCI	$(9)	$(2)

Pension and PBOP(2):
Amortization of actuarial loss	$1	$—	Gain on sales
Amortization of actuarial loss	4	5	Other income, net
Amortization of prior service cost	1	1	Other income, net
Settlement charges	—	16	Other income, net
Total, before income tax	6	22
	(1)	(3)	Income tax expense
Total, net of income tax	$5	$19

Total reclassifications for the period, net of income tax and after NCI	$35	$17
SoCalGas:
Financial instruments:
Interest rate instruments	$—	$1	Interest expense

Pension and PBOP(2):
Amortization of actuarial loss	$1	$1	Other income (expense), net
Amortization of prior service cost	—	1	Other income (expense), net
Settlement charges	—	10	Other income (expense), net
Total, before income tax	1	12
	—	(2)	Income tax benefit
Total, net of income tax	$1	$10

Total reclassifications for the period, net of income tax	$1	$11
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and PBOP” below).

In the three months and nine months ended September 30, 2026 and 2025, reclassifications out of AOCI to net income were negligible for SDG&E.

PENSION AND PBOP
Special Termination Benefits
In 2026 and 2025, certain eligible employees elected to retire under a VREP and received an additional postretirement health benefit in the form of a $100,000 Health Reimbursement Account. Employees eligible to participate in the VREP consisted of:
▪SDG&E and SoCalGas non-represented employees aged 62 years or older with 5 years of service or ages 55 to 61 with 10 years of service as of April 30, 2026 and May 31, 2025
▪SoCalGas represented employees aged 65 years or older with 5 years of service or ages 55 to 64 with 15 years of service as of April 30, 2026 and June 30, 2025
▪SDG&E represented employees aged 62 years or older with 5 years of service or ages 55 to 61 with 10 years of service as of June 30, 2026 and May 31, 2025
We accounted for the benefit obligation attributable to the Health Reimbursement Account as a special termination benefit, as reflected below in the Net Periodic Benefit Cost table.
Partial Plan Termination
In connection with the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6, Sempra entered into an agreement to contribute Sempra Services Corporation, a wholly owned subsidiary of Sempra, to SI Partners. Sempra Services Corporation employs U.S. employees performing services for SI Partners and is a participating employer in Sempra’s noncontributory defined benefit pension and PBOP plans. Upon closing the sale, which we expect to occur in November 2026, Sempra Services Corporation will cease to be a participating employer in Sempra’s pension and PBOP plans. This will result in a partial termination of Sempra’s pension plan due to a reduction in the number of active participants by more than 20%. All impacted participants will be fully vested in their pension benefits as of the termination date. We expect to recognize the financial statement impact, which is currently probable but not estimable, including adjustments to pension and PBOP liabilities, AOCI, curtailment and special termination benefit accounting at the close of the sale. The financial impact for settlement accounting will be recognized when the lump sum payout exceeds the annual settlement threshold.

Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost. The components of net periodic benefit cost, other than the service cost component, are included in Other Income, Net.

NET PERIODIC BENEFIT COST
(Dollars in millions)
	Pension		PBOP
	Three months ended September 30,
	2026	2025	2026	2025
Sempra:
Service cost	$33	$32	$3	$3
Interest cost	46	42	10	10
Expected return on assets	(42)	(41)	(17)	(17)
Amortization of:
Prior service cost (credit)	—	1	(1)	(1)
Actuarial loss (gain)	3	3	(4)	(3)
Settlement charges	—	12	—	—
Net periodic benefit cost (credit)	40	49	(9)	(8)
Regulatory adjustments	(20)	26	9	8
Total expense recognized	$20	$75	$—	$—
SDG&E:
Service cost	$10	$10	$1	$—
Interest cost	12	11	3	2
Expected return on assets	(12)	(11)	(4)	(2)
Amortization of:
Actuarial loss	1	1	—	—
Net periodic benefit cost	11	11	—	—
Regulatory adjustments	2	2	—	—
Total expense recognized	$13	$13	$—	$—
SoCalGas:
Service cost	$18	$19	$2	$2
Interest cost	29	28	7	7
Expected return on assets	(27)	(30)	(14)	(13)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss (gain)	1	1	(3)	(3)
Settlement charges	—	6	—	—
Net periodic benefit cost (credit)	22	25	(9)	(8)
Regulatory adjustments	(22)	24	9	8
Total expense recognized	$—	$49	$—	$—

NET PERIODIC BENEFIT COST (CONTINUED)
(Dollars in millions)
	Pension		PBOP
	Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
Service cost	$100	$96	$10	$10
Interest cost	135	132	32	29
Expected return on assets	(132)	(130)	(54)	(50)
Amortization of:
Prior service cost (credit)	2	3	(2)	(2)
Actuarial loss (gain)	7	9	(9)	(9)
Settlement charges	—	16	—	—
Special termination benefits	—	—	19	40
Net periodic benefit cost (credit)	112	126	(4)	18
Regulatory adjustments	(64)	25	4	(15)
Total expense recognized	$48	$151	$—	$3
SDG&E:
Service cost	$31	$29	$2	$1
Interest cost	36	35	7	6
Expected return on assets	(38)	(35)	(8)	(6)
Amortization of:
Actuarial loss (gain)	2	3	(1)	(1)
Special termination benefits	—	—	8	17
Net periodic benefit cost	31	32	8	17
Regulatory adjustments	(6)	(6)	(8)	(14)
Total expense recognized	$25	$26	$—	$3
SoCalGas:
Service cost	$57	$57	$7	$7
Interest cost	85	84	24	22
Expected return on assets	(85)	(89)	(45)	(42)
Amortization of:
Prior service cost (credit)	2	3	(2)	(2)
Actuarial loss (gain)	1	2	(7)	(7)
Settlement charges	—	10	—	—
Special termination benefits	—	—	11	23
Net periodic benefit cost (credit)	60	67	(12)	1
Regulatory adjustments	(58)	31	12	(1)
Total expense recognized	$2	$98	$—	$—

OTHER INCOME, NET

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
AFUDC equity	$37	$43	$117	$130
Investment (losses) gains, net(1)	(18)	22	8	47
Gains (losses) on foreign exchange instruments, net	3	(1)	(29)	(2)
Foreign currency transaction gains, net	1	4	7	10
Non-service components of net periodic benefit cost	16	(40)	62	(48)
Interest on regulatory balancing accounts, net	18	29	60	70
Sundry, net	1	(8)	—	(8)
Total	$58	$49	$225	$199
SDG&E:
AFUDC equity	$17	$19	$50	$61
Non-service components of net periodic benefit cost	(2)	(3)	8	1
Interest on regulatory balancing accounts, net	10	18	35	44
Sundry, net	(1)	(2)	(7)	(3)
Total	$24	$32	$86	$103
SoCalGas:
AFUDC equity	$20	$17	$50	$53
Non-service components of net periodic benefit cost	20	(28)	62	(34)
Interest on regulatory balancing accounts, net	8	11	25	26
Sundry, net	(3)	(3)	(8)	(8)
Total	$45	$(3)	$129	$37
(1)    Represents net investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

INCOME TAXES

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
Income tax expense	$14	$482	$191	$711

Income before income taxes and equity earnings	$460	$160	$1,815	$1,109
Equity earnings, before income tax(1)	143	133	458	443
Pretax income	$603	$293	$2,273	$1,552

Effective income tax rate	2%	165%	8%	46%
SDG&E:
Income tax expense (benefit)	$76	$(33)	$184	$(12)
Income before income taxes	$452	$291	$1,046	$768
Effective income tax rate	17%	(11)%	18%	(2)%
SoCalGas:
Income tax benefit	$(115)	$(95)	$(95)	$(51)
(Loss) income before income taxes	$(262)	$(49)	$290	$523
Effective income tax rate	44%	194%	(33)%	(10)%
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
For SDG&E and SoCalGas, the CPUC requires flow-through rate-making treatment for the current income tax benefit or expense arising from certain property-related and other temporary differences between the treatment for financial reporting and income tax, which will reverse over time. Under the regulatory accounting treatment required for these flow-through temporary differences, deferred income tax assets and liabilities are not recorded to deferred income tax expense, but rather to a regulatory asset or liability that will be flowed through to customers in the future, which impacts the ETR. As a result, changes in the relative size of these items compared to pretax income, from period to period, can cause variations in the ETR. Items subject to flow-through treatment include:
▪repairs expenditures related to certain utility plant assets
▪the equity component of AFUDC, which is non-taxable
▪cost of removal related to certain utility plant assets
▪utility self-developed software expenditures
▪depreciation related to certain utility plant assets
▪state income taxes

AFUDC related to equity recorded for regulated construction projects at Sempra Infrastructure has similar flow-through treatment.
We recognized the following amounts related to our investments in SI Partners and Ecogas in Income Tax Expense on Sempra’s Condensed Consolidated Statements of Operations:
▪income tax benefit of $9 million and $63 million in the three months and nine months ended September 30, 2026, respectively, and income tax expense of $514 million in the three months and nine months ended September 30, 2025, primarily related to outside basis differences in our investment in SI Partners
▪income tax expense of $17 million ($11 million after NCI) and $15 million ($10 million after NCI) in the three months and nine months ended September 30, 2026, respectively, and $38 million ($26 million after NCI) in the nine months ended September 30, 2025, related to the outside basis difference in our investment in Ecogas
▪income tax expense of $59 million from the gain on sale of Ecogas in August 2026, which we discuss in Note 6
The OBBBA includes revisions to tax credits and other incentives for energy and climate initiatives of the Inflation Reduction Act enacted in 2022 and extends or revises key provisions of the TCJA, among other changes. Effective January 1, 2025, we have adopted the provisions of OBBBA, which include immediate expensing of domestic research and experimental expenditures, including utility self-developed software expenditures, under the new Internal Revenue Code Section 174A. This change supersedes prior rules requiring five-year amortization of domestic research and experimental expenditures under the TCJA. In accordance with IRS transitional guidance (Revenue Procedure 2025-28), we elected to accelerate deductions evenly over 2025 and 2026 for domestic unamortized utility self-developed software expenditures incurred in tax years 2022-2024. As a result, Sempra, SDG&E and SoCalGas recorded an income tax benefit of $73 million, $26 million and $47 million, respectively, in the three months and nine months ended September 30, 2025, with remaining balances deductible in 2026.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Three months ended September 30, 2026
By major service line:
Utilities	$2,736	$9	$(4)	$2,741
Energy-related businesses	—	303	(14)	289
Revenues from contracts with customers	$2,736	$312	$(18)	$3,030
By market:
Gas	$1,247	$174	$(4)	$1,417
Electric	1,489	138	(14)	1,613
Revenues from contracts with customers	$2,736	$312	$(18)	$3,030

Revenues from contracts with customers	$2,736	$312	$(18)	$3,030
Utilities regulatory revenues	(3)	—	—	(3)
Other revenues	—	162	2	164
Total revenues	$2,733	$474	$(16)	$3,191

	Three months ended September 30, 2025
By major service line:
Utilities	$2,518	$15	$(5)	$2,528
Energy-related businesses	—	241	(13)	228
Revenues from contracts with customers	$2,518	$256	$(18)	$2,756
By market:
Gas	$1,390	$156	$(3)	$1,543
Electric	1,128	100	(15)	1,213
Revenues from contracts with customers	$2,518	$256	$(18)	$2,756

Revenues from contracts with customers	$2,518	$256	$(18)	$2,756
Utilities regulatory revenues	95	—	—	95
Other revenues	—	299	1	300
Total revenues	$2,613	$555	$(17)	$3,151

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	Sempra
	Sempra California	Sempra Infrastructure	Consolidating adjustments and Parent and other	Sempra
	Nine months ended September 30, 2026
By major service line:
Utilities	$8,532	$54	$(20)	$8,566
Energy-related businesses	—	739	(48)	691
Revenues from contracts with customers	$8,532	$793	$(68)	$9,257
By market:
Gas	$4,611	$449	$(18)	$5,042
Electric	3,921	344	(50)	4,215
Revenues from contracts with customers	$8,532	$793	$(68)	$9,257

Revenues from contracts with customers	$8,532	$793	$(68)	$9,257
Utilities regulatory revenues	(57)	—	—	(57)
Other revenues	—	636	7	643
Total revenues	$8,475	$1,429	$(61)	$9,843

	Nine months ended September 30, 2025
By major service line:
Utilities	$8,430	$59	$(18)	$8,471
Energy-related businesses	—	716	(50)	666
Revenues from contracts with customers	$8,430	$775	$(68)	$9,137
By market:
Gas	$5,378	$471	$(16)	$5,833
Electric	3,052	304	(52)	3,304
Revenues from contracts with customers	$8,430	$775	$(68)	$9,137

Revenues from contracts with customers	$8,430	$775	$(68)	$9,137
Utilities regulatory revenues	74	—	—	74
Other revenues	—	736	6	742
Total revenues	$8,504	$1,511	$(62)	$9,953

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E		SoCalGas
	Three months ended September 30,
	2026	2025	2026	2025
By major service line:
Revenues from contracts with customers – Utilities	$1,683	$1,349	$1,101	$1,217
By market:
Gas	$190	$218	$1,101	$1,217
Electric	1,493	1,131	—	—
Revenues from contracts with customers	$1,683	$1,349	$1,101	$1,217

Revenues from contracts with customers	$1,683	$1,349	$1,101	$1,217
Utilities regulatory revenues	(73)	131	70	(36)
Total revenues	$1,610	$1,480	$1,171	$1,181

	Nine months ended September 30,
	2026	2025	2026	2025
By major service line:
Revenues from contracts with customers – Utilities	$4,626	$3,851	$4,042	$4,706
By market:
Gas	$694	$789	$4,042	$4,706
Electric	3,932	3,062	—	—
Revenues from contracts with customers	$4,626	$3,851	$4,042	$4,706

Revenues from contracts with customers	$4,626	$3,851	$4,042	$4,706
Utilities regulatory revenues	(101)	311	44	(237)
Total revenues	$4,525	$4,162	$4,086	$4,469
REVENUES FROM CONTRACTS WITH CUSTOMERS
Remaining Performance Obligations
For contracts greater than one year, we expect to recognize revenue related to the fixed fee component of the consideration. Sempra’s remaining performance obligations primarily relate to capacity agreements for transmission line projects at SDG&E. SoCalGas did not have any remaining performance obligations for contracts greater than one year at September 30, 2026.
At September 30, 2026, SDG&E’s remaining performance obligations for contracts greater than one year totaled $65 million, comprising $1 million in 2026, $4 million in each of 2027 through 2030, and $48 million thereafter. At September 30, 2026, remaining performance obligations for contracts greater than one year within the disposal group that is classified as held for sale totaled $2,921 million, comprising $83 million in 2026, $290 million in 2027, $243 million in 2028, $214 million in 2029, $213 million in 2030, and $1,878 million thereafter.

Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the nine months ended September 30, 2026 or 2025.

CONTRACT LIABILITIES
(Dollars in millions)
	2026	2025
Sempra:
Contract liabilities at January 1	$(68)	$(196)
Revenue from performance obligations satisfied during reporting period(1)	4	83
Payments received in advance(1)	(1)	(1)
Reclassification to liabilities held for sale	—	45
Contract liabilities at September 30(2)	$(65)	$(69)
SDG&E:
Contract liabilities at January 1	$(68)	$(72)
Revenue from performance obligations satisfied during reporting period	3	3
Contract liabilities at September 30(2)	$(65)	$(69)
(1)    Includes activities within the disposal group that is classified as held for sale.
(2)    Balance at September 30, 2026 includes $4 in Other Current Liabilities and $61 in Deferred Credits and Other.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances, net of allowances for credit losses, associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	September 30, 2026	December 31, 2025
Sempra:
Accounts receivable – trade, net(1)	$1,573	$1,767
Accounts receivable – other, net	15	22
Assets held for sale	87	77
Other long-term assets(2)	18	21
Total	$1,693	$1,887
SDG&E:
Accounts receivable – trade, net(1)	$1,009	$809
Accounts receivable – other, net	13	18
Due from unconsolidated affiliates – current(3)	11	11
Other long-term assets(2)	5	3
Total	$1,038	$841
SoCalGas:
Accounts receivable – trade, net	$563	$958
Accounts receivable – other, net	2	4
Other long-term assets(2)	13	18
Total	$578	$980
(1)    At September 30, 2026 and December 31, 2025, includes $190 and $152, respectively, of receivables due from customers that were billed on behalf of Community Choice Aggregators, which are not included in revenues.
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

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	Sempra		SDG&E		SoCalGas
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Fixed-price contracts and other derivatives	$32	$50	$(13)	$7	$45	$43
Deferred income taxes recoverable in rates(1)	2,688	2,314	1,219	1,098	1,434	1,189
Pension and PBOP plan obligations	(544)	(610)	14	(1)	(558)	(609)
Employee benefit costs	18	18	3	3	15	15
Removal obligations	(3,738)	(3,540)	(3,085)	(2,913)	(653)	(627)
Environmental costs	152	152	112	113	40	39
Sunrise Powerlink fire mitigation	124	125	124	125	—	—
Regulatory balancing accounts(2)(3):
Commodity – electric	267	186	267	186	—	—
Commodity – gas, including transportation	583	173	54	17	529	156
Safety and reliability(4)	684	894	268	286	416	608
Public purpose programs	(295)	(347)	(102)	(175)	(193)	(172)
2024 GRC retroactive impacts	—	299	—	124	—	175
Wildfire mitigation plan(5)	871	530	871	530	—	—
Liability insurance premium	(48)	(62)	(63)	(53)	15	(9)
Other balancing accounts	(492)	90	(341)	4	(151)	86
Other regulatory assets (liabilities), net(3)	35	104	50	72	(15)	32
Total	$337	$376	$(622)	$(577)	$924	$926
(1)    At September 30, 2026 and December 31, 2025, $55 and $54, respectively, is included in Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheets.
(2)    At September 30, 2026 and December 31, 2025, the noncurrent portion of regulatory balancing accounts – net undercollected for Sempra is $1,046 and $1,060, respectively, for SDG&E is $732 and $502, respectively, and for SoCalGas is $314 and $558, respectively.
(3)    Includes regulatory assets earning a return authorized by applicable regulators, which generally approximates the three-month commercial paper rate.
(4)    Includes decreases of $38 and $111 in 2026 at SDG&E and SoCalGas, respectively, from regulatory disallowances associated with the Track 3 PD and $92 in 2026 at SoCalGas from regulatory disallowances associated with the Transmission Integrity Management Program PD.
(5)    Includes a $222 increase in 2026 from the reversal of a portion of regulatory disallowances as a result of SDG&E’s Track 3 PD and a $508 decrease in 2025 from regulatory disallowances associated with SDG&E’s Track 2 FD.

Transmission Integrity Management Program
In September 2026, the CPUC issued a PD authorizing an $82 million revenue requirement, compared with the $174 million requested by SoCalGas, for costs associated with the 2019 GRC cycle for integrity assessments and repairs associated with federal regulatory changes. In the third quarter of 2026, SoCalGas recorded a charge of $92 million ($66 million after tax) in Regulatory Disallowances, Net, on the Condensed Consolidated Statements of Operations, of which $91 million ($66 million after tax) relates to prior years and $1 million relates to 2026.
On October 29, 2026, the CPUC approved a revised PD that reduces the disallowance of capital and O&M costs by approximately $30 million, and allows SoCalGas to propose an alternative allocation of the disallowance between capital and O&M costs. SoCalGas is required to submit an advice letter within 30 days of the FD’s effective date to calculate the final revenue requirement. As a result, the charge SoCalGas recorded in the third quarter of 2026, pursuant to the PD, may change based on the approved advice letter. SoCalGas expects to file the advice letter in the fourth quarter of 2026.
Catastrophic Event Memorandum Account
In July 2025, the CPUC issued an FD that authorized partial recovery of costs recorded in SoCalGas’ Catastrophic Event Memorandum Account. The FD authorized the recovery of $19 million out of the requested $55 million, denying recovery of COVID-19 costs included in the Catastrophic Event Memorandum Account. In the nine months ended September 30, 2025, SoCalGas recorded a charge of $36 million ($25 million after tax) in disallowed costs, comprised of a $29 million reduction in Utilities: Natural Gas Revenues and a $7 million reduction in regulatory interest in Other Income (Expense), Net, on Sempra’s and SoCalGas’ Condensed Consolidated Statements of Operations. The CPUC denied SoCalGas’ request for a rehearing of the FD. In February 2026, SoCalGas filed a petition with the California Court of Appeal.
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
In December 2025, SDG&E and SoCalGas filed a petition for modification of the 2024 GRC FD, seeking to modify the post-test year mechanism for capital related costs. The petition for modification seeks increases of $55 million, $87 million and $79 million to the approved revenue requirements for SDG&E for 2025, 2026 and 2027, respectively, and increases of $86 million, $122 million and $109 million to the approved revenue requirements for SoCalGas for 2025, 2026 and 2027, respectively. In October 2026, the CPUC issued a PD denying the petition for modification of the 2024 GRC FD. SDG&E and SoCalGas expect the CPUC to issue an FD in the fourth quarter of 2026.
2024 GRC Track 3
In April 2025, SDG&E and SoCalGas each submitted additional requests to the CPUC in the 2024 GRC, known as Track 3 requests. SDG&E requested review and recovery of WMP costs incurred in 2023 in excess of amounts authorized in the 2019 GRC. In March 2026, as amended in April and May 2026, SDG&E submitted supplemental testimony seeking review and recovery of drone inspection and repair program costs incurred from 2019 through 2022. These costs had been transferred from SDG&E’s Track 2 request following the Track 2 FD. In total, SDG&E’s Track 3 request seeks recovery of $659 million of direct costs associated with the WMP and drone inspection and repair programs. In June 2026, SDG&E and three of the four intervenors filed an offer of settlement with the CPUC addressing recovery of these costs. In September 2026, the CPUC issued a PD approving the settlement agreement and reducing SDG&E’s requested revenue requirement from $766 million to $621 million. SDG&E expects the CPUC to issue an FD in the fourth quarter of 2026. If approved, the settlement would improve upon the initial Track 2 FD related to the 2019–2022 drone inspection and repair costs, which disallowed approximately $245 million of revenue requirement but permitted SDG&E to refile its request. In total, the settlement represents an approximately $234 million increase in revenue requirement compared with the Track 2 FD, primarily attributable to the recovery of drone inspection and repair program costs incurred from 2019 through 2022.

Separately, SDG&E and SoCalGas submitted a combined Track 3 request seeking review and recovery of $240 million and $499 million, respectively, of PSEP costs. SDG&E incurred its PSEP costs from 2014 through 2019, and SoCalGas incurred its PSEP costs from 2015 through 2020. In September 2026, the CPUC issued a PD authorizing revenue requirements through 2026 of $210 million for SDG&E and $361 million for SoCalGas. SDG&E and SoCalGas expect the CPUC to issue an FD in the fourth quarter of 2026. Through 2026, SDG&E and SoCalGas are authorized to collect $193 million and $341 million, respectively, in rates under an interim cost recovery mechanism approved by the CPUC in 2016. The Track 3 PD authorizes SDG&E and SoCalGas to collect the remaining $17 million and $20 million, respectively, in 2027.
Accounting Impacts from Regulatory Disallowances
As a result of these PDs in the Track 3 requests, SDG&E recorded a credit in the third quarter of 2026 to Regulatory Disallowances, Net, of $104 million ($72 million after tax), of which $98 million ($67 million after tax) relates to prior years and $6 million ($5 million after tax) relates to 2026. The credit consists of the reversal of a portion of the $651 million ($464 million after tax) regulatory disallowance charge recognized in the fourth quarter of 2025, partially offset by an additional regulatory disallowance charge recognized in the third quarter of 2026. SoCalGas recorded a charge in the third quarter of 2026 to Regulatory Disallowances of $217 million ($157 million after tax), of which $209 million ($150 million after tax) relates to prior years and $8 million ($7 million after tax) relates to 2026.
2028 GRC
In June 2026, SDG&E and SoCalGas filed their 2028 GRC applications requesting CPUC approval of test year revenue requirements for 2028 and attrition year adjustments for 2029 through 2031. The following amounts reflect the applications as updated by revised testimony filed in September 2026:

REQUESTED REVENUE REQUIREMENTS IN 2028 GRC
(Dollars in millions)
	Test year	Attrition years adjustment
	2028	2029		2030		2031
SDG&E	$3,748	$325	8.7%	$224	5.5%	$239	5.5%
SoCalGas	5,090	314	6.2	311	5.8	313	5.5
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
In the nine months ended September 30, 2026 and 2025, Sempra contributed $2.1 billion and $1.5 billion, respectively, to Oncor Holdings, and Oncor Holdings distributed $687 million and $459 million, respectively, to Sempra. On October 28, 2026, Sempra contributed $610 million to Oncor Holdings, and on October 27, 2026, Oncor Holdings distributed $229 million to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating revenues	$2,296	$1,845	$6,082	$5,047
Operating expenses	(1,370)	(1,213)	(3,993)	(3,537)
Income from operations	926	632	2,089	1,510
Interest expense	(261)	(201)	(724)	(578)
Income tax expense	(141)	(82)	(282)	(179)
Net income	571	378	1,210	814
NCI held by TTI	(113)	(75)	(239)	(162)
Earnings attributable to Sempra(1)	458	303	971	652
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing agreement and changes in outside basis differences in AOCI within the carrying value of our equity method investment.
Sharyland Holdings
On October 30, 2026, Sempra contributed $6 million to Sharyland Holdings.
SEMPRA INFRASTRUCTURE
In connection with the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6, the carrying amount of our equity method investments totaling $2.7 billion at September 30, 2026 is included in Assets Held for Sale on Sempra’s Condensed Consolidated Balance Sheet.

Cameron LNG JV
In the nine months ended September 30, 2025, Sempra Infrastructure contributed $2 million to Cameron LNG JV. In the nine months ended September 30, 2026 and 2025, Cameron LNG JV distributed $392 million and $369 million, respectively, to Sempra Infrastructure.
TAG Norte
In the nine months ended September 30, 2026 and 2025, TAG Norte distributed $60 million and $45 million, respectively, to Sempra Infrastructure.

NOTE 6. ACQUISITION AND DIVESTITURE ACTIVITY
ACQUISITION
We consolidate assets acquired and liabilities assumed as of the purchase date and include earnings from acquisitions in consolidated earnings after the purchase date.
SDG&E
Following CPUC approval, in July 2026, SDG&E acquired a 100% interest in Westside Canal 2A, LLC from RWE Clean Energy Asset Holdings, Inc., a subsidiary of RWE AG, a German multinational energy company, for total consideration of $205 million. Westside Canal 2A, LLC owns a fully constructed and operational 119-MW battery energy storage facility located in Imperial County, California, which has been added to SDG&E’s utility-owned storage portfolio. Under the purchase agreement, SDG&E paid $195 million in cash and is required to make an additional payment of $10 million upon the achievement of specified post-closing milestones within 180 days after the acquisition date. SDG&E accounted for the transaction as an asset acquisition.
DIVESTITURE
Sempra Infrastructure
Ecogas
In August 2026, SI Partners completed the sale of Ecogas, a natural gas regulated distribution utility that operates in three separate distribution zones in Mexicali, Chihuahua and La Laguna-Durango, Mexico, to Gas Natural del Noroeste S.A. de C.V. and received 9.0 billion Mexican pesos ($524 million in U.S. dollar-equivalent, net of $7 million in transaction costs), subject to post-closing adjustments. SI Partners entered into contingent foreign currency hedges, which we discuss in Note 8, to fix the exchange rate associated with the after-tax net proceeds. In the three months and nine months ended September 30, 2026, SI Partners recognized a gain on sale, excluding the effects of the foreign currency hedges, of $198 million ($97 million after tax and NCI), subject to post-closing adjustments, in Gain on Sales on Sempra’s Condensed Consolidated Statements of Operations.

The following table summarizes the deconsolidation of Ecogas.

DECONSOLIDATION OF ECOGAS
(Dollars in millions)
August 20, 2026
Proceeds from sale, net of transaction costs	$524
Cash and cash equivalents	(6)
Other current assets	(23)
Right-of-use assets – operating leases	(6)
Property, plant and equipment, net	(296)
Accounts payable	12
Other current liabilities	9
Deferred income taxes	26
Other long-term liabilities	7
AOCI	(49)
Gain on sale	$198
As a result of satisfying all applicable criteria in June 2025, we classified Ecogas’ assets and liabilities as held for sale and ceased recording depreciation and amortization. We recognized income tax expense of $17 million ($11 million after NCI) and $15 million ($10 million after NCI) in the three months and nine months ended September 30, 2026, respectively, and income tax expense of $38 million ($26 million after NCI) in the nine months ended September 30, 2025. These amounts were recorded in Income Tax Expense on Sempra’s Condensed Consolidated Statements of Operations and relate to changes in the Mexican deferred income tax liability associated with outside basis differences in our investment in Ecogas.
PENDING DIVESTITURE
Sempra Infrastructure
SI Partners
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

We summarize the carrying amounts of the major classes of assets and related liabilities of SI Partners classified as held for sale in the following table.

ASSETS HELD FOR SALE
(Dollars in millions)
September 30, 2026
Cash and cash equivalents	$178
Restricted cash, current	1,887
Accounts receivable, net	514
Due from unconsolidated affiliates	3
Inventories	124
Other current assets	237
Restricted cash, noncurrent	3
Right-of-use assets – operating leases	185
Equity method investments	2,748
Goodwill	1,602
Other intangible assets	273
Other long-term assets	828
Property, plant and equipment, net	24,970
Total assets held for sale	$33,552

Short-term debt	$27
Accounts payable	1,021
Current portion of long-term debt	49
Other current liabilities	475
Long-term debt and finance leases	9,627
Due to unconsolidated affiliates	574
Deferred income taxes	925
Asset retirement obligations	105
Deferred credits and other	315
Total liabilities held for sale	$13,118
At September 30, 2026, $3.4 billion of CRNCI, $35 million in AOCI, and $7.5 billion of NCI are related to the disposal group that is classified as held for sale.
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
The agreement provides that, subject to adjustments and the closing date, the purchase price will be paid to Sempra as follows:
▪$4.65 billion in cash at closing
▪$4.14 billion plus interest compounded quarterly at 7.5% per annum through maturity on December 31, 2027 (totaling $4.51 billion with principal and interest based on an assumed closing date in November 2026) under instruments supported by equity commitment letters from investors in the KKR Partners, pursuant to which such investors have committed, subject to the terms thereof, to fund amounts required to satisfy the payment obligations under the instruments
▪$1.20 billion plus interest compounded quarterly at 8.5% per annum before January 1, 2031 and then 10.0% per annum through maturity seven years and 91 days after closing (totaling $2.31 billion with principal and interest if held to maturity, which would be less if prepaid, subject to a make-whole provision for interest through December 31, 2027) under promissory notes
The instruments and notes will be issued by indirect equity holders of the KKR Partners and will be ranked behind senior debt incurred by subsidiaries of the issuers.

Sempra expects to record a gain on the sale upon closing, primarily based on:
▪the purchase price, subject to adjustments at closing, including (i) adjustments to reflect SI Partners’ net debt, net working capital and capital expenditures as of or through December 31, 2025; (ii) adjustments for certain capital contributions by and distributions to Sempra in 2026 before closing; (iii) costs related to transaction consents; (iv) a ticking fee of 0.625% per month on the aggregate base purchase price that accrues daily beginning April 1, 2026; (v) $338 million of transaction fees reimbursed by Sempra to the KKR Partners; and (vi) other transaction costs
▪the estimated fair value of Sempra’s retained 25% equity interest in SI Partners
▪estimated carrying values of SI Partners’ net assets, CRNCI, AOCI, NCI, and interest capitalized at Parent and other as of the closing date
▪a $340 million credit payable by Sempra for the KKR Partners’ share of development costs through 2027
▪the estimated fair value of Sempra’s indemnification obligations to the KKR Partners for potential losses associated with certain tax matters related to periods prior to December 31, 2025 and other specified tax exposures of SI Partners and its subsidiaries
▪the estimated fair value of contingent consideration based on the Ventika wind power generation facilities’ performance through 2028, which could be affected by recent changes to Mexico’s transmission rate methodology applicable to legacy generation facilities
▪any difference between actual and projected capital expenditures associated with the ECA LNG Phase 1 project under construction
Additionally, Sempra expects to recognize additional costs associated with the transaction, including:
▪provisions for expected credit losses on the abovementioned notes receivable and related to a previously existing note receivable
▪a reimbursement to ADIA in connection with ADIA’s original purchase from Sempra of a 10% interest in SI Partners, which was renegotiated as a result of this transaction and arises from certain project-related conditions not being satisfied within specified timeframes
As we discuss in Note 8, Sempra entered into undesignated foreign currency hedges with notional amounts totaling 13.8 billion Mexican pesos ($796 million in U.S. dollar-equivalent) to help mitigate the exchange rate risk associated with the anticipated Mexican capital gains taxes that will be payable upon completion of the planned sale.
We now expect this sale to close in November 2026, subject to closing conditions; the absence of a material adverse effect on SI Partners; the absence of specific downgrade events under certain financing arrangements; and other customary closing conditions. If the KKR Partners fail to complete the closing when all closing conditions are satisfied, Sempra will be entitled to receive a termination fee of $414 million. In September 2026, the parties agreed to extend to November 27, 2026 the date on which a party may terminate the agreement if the closing has not occurred.
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
In connection with signing the agreement for the sale, we classified SI Partners’ assets and liabilities as held for sale and ceased recording depreciation and amortization in September 2025. We recognized an income tax benefit of $9 million and $63 million in the three months and nine months ended September 30, 2026, respectively, and income tax expense of $514 million in the three months and nine months ended September 30, 2025. These amounts were recorded in Income Tax Expense on Sempra’s Condensed Consolidated Statements of Operations to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners. These amounts are based on certain assumptions and could change substantially in subsequent quarters and at closing due to, among other things, changes to current carrying values, changes in forecasted taxable income, purchase price adjustments, and changes to tax positions and other assumptions.

Post-Closing Limited Partnership Agreement. At closing, we will enter into an amended and restated limited partnership agreement of SI Partners with the KKR Partners and ADIA. The limited partnership agreement provides that the KKR Partners will have the right to appoint four managers, Sempra will have the right to appoint two managers, and ADIA will have the right to appoint one manager to the SI Partners board of managers, with matters generally decided by majority vote based on the limited partners’ ownership percentages. The minority partners will have certain minority rights so long as they maintain specified ownership thresholds. Subject to exceptions and limitations, SI Partners will be prohibited from taking certain actions, including, among others: (i) redeeming units or making distributions to its limited partners other than on a pro rata basis or as expressly permitted under the partnership agreement; (ii) under certain circumstances, transferring, disposing or issuing equity securities in any subsidiary undertaking or owning a project that has reached a positive FID; (iii) appointing a replacement chief executive officer; (iv) approving certain capital expenditures; and (v) reaching a positive FID on any project, in each case without prior approval from the KKR Partners, Sempra and, in some cases, other limited partners holding at least a specified minimum percentage of ownership.
SI Partners will be required to distribute quarterly at least 85% of its distributable cash flow, subject to certain exceptions and reserves. Generally, distributions will be made to the limited partners on a pro rata basis in accordance with their respective ownership interests, except that (i) the KKR Partners will be entitled to a post-closing distribution of an additional 31.5% of the $1.9 billion true-up payment from Port Arthur LNG II to Port Arthur LNG I to acquire a 50% interest in the shared common facilities; and (ii) the KKR Partners and ADIA will be entitled to certain priority distributions related to excess LNG production at the Cameron LNG Phase 1 facility. The limited partners will be required to fund capital calls under certain circumstances, which vary depending on whether a project has reached a positive FID. Sempra will continue to have substantially similar funding obligations as it has before the sale for cost overruns in certain projects, including the ECA LNG Phase 1 project and the PA LNG Phase 1 project.
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
Under the limited partnership agreement, Sempra will be restricted from transferring its ownership interest in SI Partners before January 1, 2029. Any proposed transfer (other than a permitted transfer) by a minority partner to a third party will be subject to a right of first offer of the KKR Partners. The minority partners will have co-sale rights in respect of any transfer by the KKR Partners of over 50% of SI Partners’ equity interests. The KKR Partners will have customary drag-along rights in connection with any sale of SI Partners, provided that the minority partners obtain minimum return thresholds. The limited partners will have customary registration rights in the event of an initial public offering of SI Partners.

NOTE 7. DEBT AND CREDIT FACILITIES
The principal terms of our debt arrangements are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
SHORT-TERM DEBT
Committed Lines of Credit
At September 30, 2026, Sempra has an aggregate capacity of $10.0 billion under eight primary committed lines of credit, which provide liquidity and support our commercial paper programs. Because our commercial paper programs are supported by some of these lines of credit, we reflect the amount of commercial paper outstanding, before reductions of any unamortized discounts, and any letters of credit outstanding as a reduction to the available unused credit capacity in the following table.

COMMITTED LINES OF CREDIT
(Dollars in millions)
		September 30, 2026
Borrower	Expiration date of facility	Total facility	Commercial paper outstanding	Letters of credit outstanding	Available unused credit
Sempra	October 2030	$4,000	$(1,423)	$—	$2,577
SDG&E	October 2030	1,500	(191)	—	1,309
SoCalGas	October 2030	1,200	(76)	—	1,124
SI Partners and IEnova	September 2027(1)	300	—	—	300
SI Partners and IEnova	August 2028	1,500	—	—	1,500
SI Partners and IEnova	December 2028	1,000	—	—	1,000
Port Arthur LNG I	March 2030	200	—	(87)	113
Port Arthur LNG II	September 2030	300	—	(257)	43
Total		$10,000	$(1,690)	$(344)	$7,966
(1)     In September 2026, SI Partners and IEnova amended their shared credit facility to extend the expiration date from September 2026 to September 2027 and decrease the borrowing capacity from $500 to $300.
Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At September 30, 2026, each Registrant was in compliance with this ratio under its respective credit facility.
The three lines of credit that are shared by SI Partners and its subsidiary, IEnova, require that SI Partners maintain a ratio of consolidated adjusted net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in each credit facility) of no more than 5.25 to 1.00 at the end of each quarter. At September 30, 2026, SI Partners was in compliance with this ratio.
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
Uncommitted Line of Credit
ECA LNG Phase 1, which is included in the disposal group that is classified as held for sale, has an uncommitted line of credit with an aggregate capacity of $100 million. Borrowings are generally used for working capital requirements and can be in U.S. dollars or Mexican pesos. At September 30, 2026, ECA LNG Phase 1 has outstanding borrowings of 486 million Mexican pesos (approximately $27 million in U.S. dollar-equivalent), before reductions of any unamortized discounts, that bear interest at a variable rate based on the 28-day Interbank Equilibrium Interest Rate plus the applicable margin. Borrowings made in U.S. dollars bear interest at a variable rate based on the one-month or three-month SOFR plus the applicable margin and a credit adjustment spread of 10 bps. In August 2026, the facility was amended to extend the expiration date to August 2027 and adjust the applicable margin to 140 bps for amounts borrowed in Mexican pesos and 150 bps for amounts borrowed in U.S. dollars.

Uncommitted Letters of Credit
Outside of our domestic and foreign credit facilities, we have unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements.

UNCOMMITTED LETTERS OF CREDIT OUTSTANDING
(Dollars in millions)
	Expiration date range	September 30, 2026
SDG&E	December 2026 - November 2027	$22
SoCalGas	December 2026 - November 2027	16
Other Sempra(1)	March 2027 - June 2027	165
Total Sempra		$203
(1)     Excludes $1,789 in unsecured standby letters of credit with expiration dates ranging from October 2026 to November 2054 that are included in the disposal group that is classified as held for sale.
Term Loans
Other Sempra
In May 2025, Sempra entered into a $1.25 billion term loan facility with a maturity date that is 364 days from the initial borrowing date. In July 2025, Sempra borrowed the full $1.25 billion available under the facility. Prior to maturity, Sempra was permitted, subject to lender approval, to request an increase of up to $500 million, which it requested, received and borrowed in full in October 2025. Borrowings initially bore interest at a per annum rate equal to term SOFR plus 80 bps and a credit adjustment spread of 10 bps. Sempra used the proceeds for working capital, capital expenditures, other general corporate purposes and to pay a portion of the cost to redeem all outstanding shares of Sempra’s series C preferred stock. In July 2026, the maturity date was extended from July 27, 2026 to October 26, 2026 and the 10-bps credit adjustment spread was removed, and on October 13, 2026, the maturity date was further extended to December 24, 2026.
In July 2026, Sempra entered into a $500 million term loan facility with a maturity date that is 364 days from the initial borrowing date. In July 2026, Sempra borrowed the full $500 million available under the facility. Prior to maturity, Sempra was permitted, subject to lender approval, to request an increase of up to $500 million, which it requested, received and borrowed in full in September 2026. Borrowings bear interest at a per annum rate equal to term SOFR plus 70 bps. Sempra used the proceeds to repay commercial paper and for other general corporate purposes.
Weighted-Average Interest Rates
The weighted-average interest rates on all short-term debt, including those within the disposal group that is classified as held for sale, are as follows:

WEIGHTED-AVERAGE INTEREST RATES

	September 30, 2026	December 31, 2025
Sempra	4.51%	4.32%
SDG&E	4.09	3.96
SoCalGas	4.04	4.17
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
In August 2026, SoCalGas issued $500 million aggregate principal amount of 5.50% first mortgage bonds due in full upon maturity on September 1, 2036 and received proceeds of $493 million (net of discount, underwriting discounts and debt issuance costs of $7 million). The first mortgage bonds are redeemable prior to maturity, subject to its terms, and in certain circumstances subject to make-whole provisions. SoCalGas used the net proceeds to repay an outstanding term loan due in December 2026 and outstanding commercial paper and for other general corporate purposes.
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
In June 2026, Sempra issued $1.0 billion aggregate principal amount of senior unsecured floating rate notes due in full upon maturity on January 7, 2028. The notes bear interest at a floating rate equal to compounded SOFR plus 67 bps per annum (4.34% at September 30, 2026) and are not redeemable prior to maturity. Sempra received proceeds of $997 million (net of debt discount, underwriting discounts and debt issuance costs of $3 million) and used the net proceeds to repay outstanding commercial paper and other indebtedness and for general corporate purposes.
ECA LNG Phase 1
ECA LNG Phase 1 has a loan agreement with a syndicate of external lenders that matures on December 30, 2027 for an aggregate principal amount of up to $1.5 billion. Borrowings under the loan agreement bear interest at a weighted-average blended rate of 2.29% plus a benchmark interest rate per annum equal to (a) term SOFR based on a tenor comparable to the applicable interest period, plus (b) a credit adjustment spread of 10 bps.
At September 30, 2026 and December 31, 2025, $1.4 billion and $1.3 billion, respectively, of borrowings from external lenders are outstanding under the loan agreement, with a weighted-average interest rate of 6.46% and 6.06%, respectively. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
IEnova and TotalEnergies SE have provided guarantees for repayment of the loan of up to $1,226 million and $305 million, respectively, plus accrued and unpaid interest. The effective interest rate of the loan is based on the interest payments made to external lenders and guarantee payments made to TotalEnergies SE as a guarantor.
Port Arthur LNG I
Port Arthur LNG I has a seven-year term loan facility agreement with a syndicate of lenders that matures on March 20, 2030 for an aggregate principal amount of approximately $6.8 billion. At September 30, 2026 and December 31, 2025, $2.9 billion and $3.2 billion, respectively, of borrowings are outstanding under the loan agreement, with an all-in weighted-average interest rate of 5.56% and 5.47%, respectively. At September 30, 2026, previous borrowings totaling $3.0 billion have been repaid and cannot be reborrowed. Proceeds from the loan are being used to finance the cost of construction of the PA LNG Phase 1 project.
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

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments primarily to manage exposures arising in the normal course of business. Our principal exposures are commodity market risk, benchmark interest rate risk and foreign exchange rate exposures. Our use of derivatives for these risks is integrated into the economic management of our anticipated revenues, anticipated expenses, assets and liabilities. Derivatives may be effective in mitigating these risks (i) that could lead to declines in anticipated revenues or increases in anticipated expenses, or (ii) that could cause our asset values to fall or our liabilities to increase. Accordingly, our derivative activity summarized below generally represents an impact that is intended to offset associated revenues, expenses, assets or liabilities that are not included in the tables below.
In certain cases, we apply the normal purchase or sale exception to contracts that otherwise would have been accounted for as derivative instruments and have other commodity contracts that are not derivatives. These contracts are not recorded at fair value and are therefore excluded from the disclosures below.
In all other cases, we record derivatives at fair value on the Condensed Consolidated Balance Sheets. We may have derivatives that are (i) cash flow hedges, (ii) fair value hedges, or (iii) undesignated. Depending on the applicability of hedge accounting and the requirement to pass impacts through to customers for SDG&E and SoCalGas and other operations subject to regulatory accounting the impact of derivative instruments may be offset in OCI (cash flow hedges), on the balance sheet (regulatory offsets), or recognized in earnings (fair value hedges and undesignated derivatives not subject to rate recovery). We classify cash flows from the (i) principal settlements of cross-currency swaps that hedge exposure related to Mexican peso-denominated debt and amounts related to terminations or early settlements of interest rate swaps as financing activities, (ii) principal settlements of interest rate swaps associated with capitalized interest costs incurred to finance capital projects and principal settlements of foreign exchange hedges used to hedge the after-tax net proceeds from asset sales as investing activities, and (iii) settlements of other derivative instruments as operating activities on the Condensed Consolidated Statements of Cash Flows.
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
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	September 30, 2026	December 31, 2025
Sempra:
Natural gas(1)	MMBtu	604	336
Congestion revenue rights	MWh	14	18
SDG&E:
Natural gas	MMBtu	13	14
Congestion revenue rights	MWh	14	18
SoCalGas:
Natural gas	MMBtu	591	322
(1)    At September 30, 2026 and December 31, 2025, excludes 1,455 and 1,016, respectively, related to the disposal group that is classified as held for sale.
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
At September 30, 2026 and December 31, 2025, interest rate derivatives designated as cash flow hedges, excluding those in our equity method investments, accrue interest based on notional amounts of $230 million and $244 million, respectively. These instruments have maturities from 2026 through 2034 and are included within the disposal group that is classified as held for sale.

In March 2026, Port Arthur LNG I received a cash settlement of $96 million, net of transaction costs, for the termination of $1.2 billion of the notional amount of interest rate swaps that were de-designated in 2024. At September 30, 2026 and December 31, 2025, interest rate derivatives not designated as hedging instruments have a maximum notional amount of $2.0 billion and $3.2 billion, respectively, with maturities from 2026 through 2048 and accrue interest based on notional amounts of $1.9 billion and $2.3 billion, respectively. These undesignated derivatives are included within the disposal group that is classified as held for sale.
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
SI Partners entered into contingent, undesignated foreign currency hedges to fix the exchange rate associated with the anticipated after-tax net proceeds from the sale of Ecogas, with notional amounts totaling 7.5 billion Mexican pesos ($418 million in U.S. dollar-equivalent). In August 2026, SI Partners completed the sale of Ecogas and settled the hedges for a cash payment of $22 million.
In the first half of 2026, Sempra entered into undesignated foreign currency hedges with notional amounts totaling 13.8 billion Mexican pesos ($796 million in U.S. dollar-equivalent) to help mitigate the exchange rate risk associated with the anticipated Mexican capital gains taxes that will be payable upon completion of the planned sale of a portion of our equity interest in SI Partners, which we expect to close in November 2026.
The following table presents the notional amounts of our foreign currency derivatives, which are included within the disposal group that is classified as held for sale, and which exclude those in our equity method investments.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	September 30, 2026		December 31, 2025
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cash flow hedges	$41	2026-2027	$172	2026-2027
Undesignated derivatives	100	2027-2028	—	—

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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2026
	Current assets			Current liabilities
	Other current assets	Assets held for sale	Other long-term assets	Other current liabilities	Liabilities held for sale	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments		$31			$—
Foreign exchange instruments		—			(2)
Derivatives not designated as hedging instruments:
Interest rate instruments		287			—
Foreign exchange instruments	$33	5		$—	—
Commodity contracts not subject to rate recovery		70			(9)
Associated offsetting commodity contracts		(3)			3
Commodity contracts subject to rate recovery	25		$18	(64)		$(28)
Associated offsetting commodity contracts	(20)		(5)	20		5
Associated offsetting cash collateral	—		—	17		—
Net amounts presented on the balance sheet	38	390	13	(27)	(8)	(23)
Additional cash collateral for commodity contracts not subject to rate recovery		69			—
Additional cash collateral for commodity contracts subject to rate recovery	32		—	—		—
Total	$70	$459	$13	$(27)	$(8)	$(23)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$6		$14	$(6)		$(2)
Associated offsetting commodity contracts	(2)		(2)	2		2
Associated offsetting cash collateral	—		—	4		—
Net amounts presented on the balance sheet	4		12	—		—
Additional cash collateral for commodity contracts subject to rate recovery	31		—	—		—
Total	$35		$12	$—		$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$19		$4	$(58)		$(26)
Associated offsetting commodity contracts	(18)		(3)	18		3
Associated offsetting cash collateral	—		—	13		—
Net amounts presented on the balance sheet	1		1	(27)		(23)
Additional cash collateral for commodity contracts subject to rate recovery	1		—	—		—
Total	$2		$1	$(27)		$(23)

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31, 2025
	Current assets			Current liabilities
	Other current assets	Assets held for sale	Other long-term assets	Other current liabilities	Liabilities held for sale	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate instruments		$25			$—
Foreign exchange instruments		—			(8)
Derivatives not designated as hedging instruments:
Interest rate instruments		242			—
Commodity contracts not subject to rate recovery		9			(66)
Associated offsetting commodity contracts		(5)			5
Commodity contracts subject to rate recovery	$25		$11	$(134)		$(10)
Associated offsetting commodity contracts	(4)		(2)	4		2
Associated offsetting cash collateral	—		—	68		4
Net amounts presented on the balance sheet	21	271	9	(62)	(69)	(4)
Additional cash collateral for commodity contracts not subject to rate recovery		38			—
Additional cash collateral for commodity contracts subject to rate recovery	23		—	—		—
Total	$44	$309	$9	$(62)	$(69)	$(4)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4		$8	$(12)		$(5)
Associated offsetting commodity contracts	—		(1)	—		1
Associated offsetting cash collateral	—		—	12		4
Net amounts presented on the balance sheet	4		7	—		—
Additional cash collateral for commodity contracts subject to rate recovery	13		—	—		—
Total	$17		$7	$—		$—
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$21		$3	$(122)		$(5)
Associated offsetting commodity contracts	(4)		(1)	4		1
Associated offsetting cash collateral	—		—	56		—
Net amounts presented on the balance sheet	17		2	(62)		(4)
Additional cash collateral for commodity contracts subject to rate recovery	10		—	—		—
Total	$27		$2	$(62)		$(4)

The following table includes the effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI.

HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended September 30,			Three months ended September 30,
	2026	2025	Location	2026	2025
Sempra:
Cash flow hedges:
Interest rate instruments	$7	$2	Interest expense	$—	$4
Interest rate instruments	151	(6)	Equity earnings(1)	2	6
Foreign exchange instruments	4	(1)	Revenues: Energy- related businesses	—	(2)
			Other income, net	—	(1)
Foreign exchange instruments	4	(1)	Equity earnings(1)	1	(3)
Fair value hedges:
Foreign exchange instruments	13	(5)	Equity earnings(1)	—	—
Total	$179	$(11)		$3	$4
SoCalGas:
Cash flow hedges:
Interest rate instruments	$—	$—	Interest expense	$—	$(1)

	Nine months ended September 30,			Nine months ended September 30,
	2026	2025	Location	2026	2025
Sempra:
Cash flow hedges:
Interest rate instruments	$11	$(4)	Interest expense	$3	$6
Interest rate instruments	175	(39)	Equity earnings(1)	2	10
Foreign exchange instruments	6	(11)	Revenues: Energy- related businesses	3	(3)
			Other income, net	(1)	(2)
Foreign exchange instruments	5	(10)	Equity earnings(1)	2	(4)
Fair value hedges:
Foreign exchange instruments	33	(30)	Equity earnings(1)	—	—
Total	$230	$(94)		$9	$7
SoCalGas:
Cash flow hedges:
Interest rate instruments	$—	$—	Interest expense	$—	$(1)
(1)    Equity earnings at Oncor Holdings and our foreign equity method investees are recognized after tax.
For Sempra, we expect that net gains before NCI of $9 million, which are net of income tax expense and include amounts related to the disposal group that is classified as held for sale, that are currently recorded in AOCI (with $3 million of gains attributable to NCI) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates and foreign currency rates in effect when derivative contracts mature.
At September 30, 2026, the maximum length of time over which Sempra is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is approximately four months.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended September 30,		Nine months ended September 30,
	Location	2026	2025	2026	2025
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-related businesses	$(194)	$(35)	$41	$4
Commodity contracts not subject to rate recovery	Energy-related businesses cost of sales	24	1	79	(1)
Commodity contracts subject to rate recovery	Cost of natural gas	(39)	(91)	(48)	(111)
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	5	(7)	8	(3)
Foreign exchange instruments	Revenues: Energy-related businesses	5	—	5	—
Foreign exchange instruments	Other income, net	3	—	(28)	—
Interest rate instruments	Interest expense	118	(2)	150	(58)
Total		$(78)	$(134)	$207	$(169)
SDG&E:
Commodity contracts subject to rate recovery	Cost of electric fuel and purchased power	$5	$(7)	$8	$(3)
SoCalGas:
Commodity contracts subject to rate recovery	Cost of natural gas	$(39)	$(91)	$(48)	$(111)
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

CREDIT RISK IMPACTS
(Dollars in millions)
	Sempra		SoCalGas
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Fair value of derivative instruments – net liability	$65	$190	$63	$47
Offsetting cash collateral	13	56	13	56
Additional cash collateral to be posted	52	189	50	47
For SDG&E, the total fair value of this group of derivative instruments is negligible at both September 30, 2026 and December 31, 2025.
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
RECURRING FAIR VALUE MEASURES
The tables below set forth our financial assets and liabilities, by level within the fair value hierarchy, that are accounted for at fair value on a recurring basis at September 30, 2026 and December 31, 2025. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair-valued assets and liabilities and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2025.
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
	Fair value at September 30, 2026
Sempra:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$17	$2	$—		$19
Equity securities	291	3	—		294
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	26	17	—		43
Municipal bonds	—	287	—		287
Other securities	—	256	—		256
Total debt securities	26	560	—		586
Total nuclear decommissioning trusts(2)	334	565	—		899
Short-term investments held in Rabbi Trust	97	—	—		97
Support Agreement, net of related guarantee fees	—	—	37		37
Foreign exchange instruments	—	33	—		33
Commodity contracts subject to rate recovery	5	23	15	$7	50
	436	621	52	7	1,116
Assets held for sale:
Interest rate instruments	—	318	—	—	318
Foreign exchange instruments	—	5	—	—	5
Commodity contracts not subject to rate recovery	—	2	68	66	136
Total assets held for sale	—	325	68	66	459
Total assets	$436	$946	$120	$73	$1,575
Liabilities:
Commodity contracts subject to rate recovery	$8	$84	$—	$(42)	$50

Liabilities held for sale:
Foreign exchange instruments	—	2	—	—	2
Commodity contracts not subject to rate recovery	—	8	1	(3)	6
Total liabilities held for sale	—	10	1	(3)	8
Total liabilities	$8	$94	$1	$(45)	$58
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
	Fair value at September 30, 2026
SDG&E:
Assets:
Nuclear decommissioning trusts:
Short-term investments, primarily cash equivalents	$17	$2	$—		$19
Equity securities	291	3	—		294
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	26	17	—		43
Municipal bonds	—	287	—		287
Other securities	—	256	—		256
Total debt securities	26	560	—		586
Total nuclear decommissioning trusts(2)	334	565	—		899
Commodity contracts subject to rate recovery	5	—	15	$27	47
Total assets	$339	$565	$15	$27	$946
Liabilities:
Commodity contracts subject to rate recovery	$8	$—	$—	$(8)	$—

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
(2)    Excludes receivables (payables), net.

RECURRING FAIR VALUE MEASURES
(Dollars in millions)
	Level 1	Level 2	Level 3	Netting(1)	Total
	Fair value at September 30, 2026
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$23	$—	$(20)	$3
Liabilities:
Commodity contracts subject to rate recovery	$—	$84	$—	$(34)	$50

	Fair value at December 31, 2025
SoCalGas:
Assets:
Commodity contracts subject to rate recovery	$—	$24	$—	$5	$29
Liabilities:
Commodity contracts subject to rate recovery	$20	$107	$—	$(61)	$66
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended September 30,
	2026	2025
Balance at July 1	$13	$3
Realized and unrealized gains (losses), net	(3)	3
Allocated transmission instruments	4	2
Settlements	1	(2)
Balance at September 30	$15	$6
Change in unrealized gains (losses) relating to instruments still held at September 30	$(2)	$2

	Nine months ended September 30,
	2026	2025
Balance at January 1	$10	$4
Realized and unrealized gains (losses), net	(4)	1
Allocated transmission instruments	10	5
Settlements	(1)	(4)
Balance at September 30	$15	$6
Change in unrealized gains (losses) relating to instruments still held at September 30	$(3)	$(1)
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

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended September 30,
	2026	2025
Balance at July 1	$38	$39
Realized and unrealized gains (losses), net(1)	1	2
Settlements	(2)	(2)
Balance at September 30(2)	$37	$39
Change in unrealized gains (losses) relating to instruments still held at September 30	$1	$2

	Nine months ended September 30,
	2026	2025
Balance at January 1	$41	$25
Realized and unrealized gains (losses), net(1)	2	20
Settlements	(6)	(6)
Balance at September 30(2)	$37	$39
Change in unrealized gains (losses) relating to instruments still held at September 30	$2	$20
(1)    Net realized and unrealized gains are recognized in Interest Income and net realized and unrealized losses are recognized in Interest Expense on Sempra’s Condensed Consolidated Statements of Operations.
(2)    Includes $8 in Other Current Assets and $29 in Other Long-Term Assets at September 30, 2026 on Sempra's Condensed Consolidated Balance Sheet.

The fair value of the Support Agreement, net of related guarantee fees, is based on a discounted cash flow model using a probability of default and survival methodology. Our estimate of fair value considers inputs such as third-party default rates, credit ratings, recovery rates, and risk-adjusted discount rates, which may be readily observable, market corroborated or generally unobservable inputs. Because CFIN’s credit rating and related default and survival rates are unobservable inputs that are significant to the valuation, the Support Agreement, net of related guarantee fees, is classified as Level 3. We assigned CFIN an internally developed credit rating of A2 at September 30, 2026 and 2025, and relied on default rate data published by Moody’s to assign a probability of default. A hypothetical change in the credit rating up or down one notch would not result in a significant change in the fair value of the Support Agreement.

Commodity contracts not subject to rate recovery. The table below sets forth reconciliations of changes in the fair value of natural gas derivatives classified as Level 3 in the fair value hierarchy.

LEVEL 3 RECONCILIATION
(Dollars in millions)
Three months ended September 30, 2026
Balance at July 1	$17
Realized and unrealized gains (losses), net(1)	58
Settlements	(8)
Balance at September 30(2)	$67
Change in unrealized gains (losses) relating to instruments still held at September 30	$58

Nine months ended September 30, 2026
Balance at January 1	$(55)
Realized and unrealized gains (losses), net(1)	159
Settlements	(37)
Balance at September 30(2)	$67
Change in unrealized gains (losses) relating to instruments still held at September 30	$159
(1)    Net realized and unrealized gains and losses are recognized in Revenues: Energy-Related Businesses or Energy-Related Businesses Cost of Sales on the Sempra Condensed Consolidated Statements of Operations.
(2)    Includes $68 in Assets Held for Sale and $1 in Liabilities Held for Sale at September 30, 2026 on Sempra’s Condensed Consolidated Balance Sheet.
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
The following table presents information about the significant unobservable inputs used in the valuation of our Level 3 natural gas derivatives at September 30, 2026:

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENT

	Fair value (in millions)	Valuation technique	Unobservable input	Range			Weighted average
Commodity contracts not subject to rate recovery	$67	Income approach	Forward natural gas price per MMBtu	$0.03	to	$2.41	$1.06
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
	September 30, 2026
Sempra:
Short-term amounts due from unconsolidated affiliates	$30	$—	$—	$30	$30
Long-term note receivable(1)	383	—	—	368	368
Long-term amounts due to unconsolidated affiliates held for sale	574	—	551	—	551
Long-term debt held for sale(2)	9,768	—	9,281	—	9,281
Long-term debt(3)	32,113	—	28,484	—	28,484
SDG&E:
Long-term debt(4)	$10,150	$—	$8,426	$—	$8,426
SoCalGas:
Long-term debt(5)	$8,755	$—	$7,790	$—	$7,790

	December 31, 2025
Sempra:
Long-term note receivable(1)	$369	$—	$—	$366	$366
Long-term amounts due to unconsolidated affiliates held for sale	477	—	463	—	463
Long-term debt held for sale(2)	7,925	—	7,611	—	7,611
Long-term debt(3)	29,867	—	28,282	—	28,282
SDG&E:
Long-term debt(4)	$9,800	$—	$8,810	$—	$8,810
SoCalGas:
Long-term debt(5)	$8,109	$—	$7,818	$—	$7,818
(1)    Before allowances for credit losses of $4 at both September 30, 2026 and December 31, 2025. Excludes unamortized transaction costs of $2 and $3 at September 30, 2026 and December 31, 2025, respectively.
(2)    Before reductions of unamortized discount and debt issuance costs of $127 and $132 at September 30, 2026 and December 31, 2025, respectively, and excluding a finance lease obligation of $35 at September 30, 2026.
(3)    Before reductions of unamortized discount and debt issuance costs of $328 and $305 at September 30, 2026 and December 31, 2025, respectively, and excluding finance lease obligations of $1,251 and $1,293 at September 30, 2026 and December 31, 2025, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $106 and $97 at September 30, 2026 and December 31, 2025, respectively, and excluding finance lease obligations of $1,149 and $1,176 at September 30, 2026 and December 31, 2025, respectively.
(5)    Before reductions of unamortized discount and debt issuance costs of $90 and $78 at September 30, 2026 and December 31, 2025, respectively, and excluding finance lease obligations of $102 and $117 at September 30, 2026 and December 31, 2025, respectively.
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
We present Blackstone’s equity interest as a CRNCI, which appears between liabilities and equity in the mezzanine section of Sempra’s Condensed Consolidated Balance Sheets. We initially recorded the CRNCI at the amount for which Blackstone has a claim on the underlying net assets in liquidation at book value. At September 30, 2026, the CRNCI is not currently redeemable, nor is it probable that it will become redeemable because the forecasted completion of the PA LNG Phase 2 project is highly unlikely to occur beyond the contractually specified date in which Blackstone’s ownership interest becomes redeemable; therefore, we did not accrete the CRNCI to its redemption value.
Allocation of Interests
Because ownership interests in SI Partners, its subsidiaries and their projects differ by percentage and consolidation level, claims on changes in net assets must be allocated among the respective owners. To effect the allocation of interests, in the three months and nine months ended September 30, 2026, we recorded an increase in CRNCI of $84 million and $176 million, a decrease in NCI of $42 million and $120 million and a decrease in Sempra’s shareholders’ equity of $42 million and $56 million, respectively. In the three months and nine months ended September 30, 2025, we recorded a decrease in CRNCI of $1,309 million, an increase in NCI of $455 million and an increase in Sempra’s shareholders’ equity of $635 million, net of $219 million in income tax expense.

NOTE 11. EQUITY AND EARNINGS PER COMMON SHARE
PREFERRED STOCK
Sempra Series C Preferred Stock
In September 2025, Sempra provided notice of the redemption of all 900,000 issued and outstanding shares of its series C preferred stock for a redemption price of $1,000 per share totaling $900 million. Upon notice of the redemption, Sempra recognized $11 million of capitalized underwriting discount and equity issuance costs in Preferred Deemed Dividends and $4 million of accrued dividends in Interest Expense on Sempra’s Condensed Consolidated Statement of Operations.
In February 2026, Sempra filed restated articles of incorporation that implemented the revocation of the series C preferred stock, such that the number of authorized shares of such series decreased to zero and it is no longer an authorized series of Sempra’s capital stock.

SoCalGas Preferred Stock
At December 31, 2025, SoCalGas was authorized to issue up to an aggregate of 11,000,000 shares of preferred stock, series preferred stock and preference stock. The table below presents preferred stock outstanding at SoCalGas:

PREFERRED STOCK OUTSTANDING
(Dollars in millions, except per share amounts)
December 31, 2025
$25 par value, authorized 1,000,000 shares:
6% Series, 79,011 shares outstanding	$3
6% Series A, 783,032 shares outstanding	19
SoCalGas - Total preferred stock	22
Less: 50,970 shares of the 6% Series outstanding owned by Pacific Enterprises	(2)
Sempra - Total preferred stock of subsidiary	$20
In August 2026, SoCalGas held a special shareholders meeting at which its shareholders approved the restated articles of incorporation providing for the retirement of SoCalGas’ outstanding preferred stock. Holders of SoCalGas preferred stock received $31.00 in cash per share, representing the $25.00 par value plus a $6.00 premium, together with accrued and unpaid dividends, for an aggregate payment of $27 million. Upon retirement of the preferred stock, SoCalGas recognized the $5 million premium paid to preferred shareholders and $1 million in retirement costs in Preferred Deemed Dividends on the SoCalGas Condensed Statements of Operations for the three months and nine months ended September 30, 2026.
At Sempra, the preferred stock at SoCalGas is presented as NCI, except for the preferred stock held by Pacific Enterprises, a wholly owned subsidiary of Sempra. As a result of the retirement, Sempra reduced equity attributable to NCI by $20 million and recognized the $5 million premium paid to SoCalGas’ preferred shareholders, excluding Pacific Enterprises’ share, and $1 million in retirement costs as Preferred Deemed Dividends of Subsidiary on the Sempra Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2026.
In August 2026, SoCalGas filed restated articles of incorporation that eliminated its 1,000,000 authorized shares of preferred stock and 5,000,000 authorized shares of preference stock. SoCalGas remains authorized to issue 5,000,000 shares of series preferred stock.
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
We intend to use a substantial portion of the net proceeds we receive from the issuance and sale by us of any shares of our common stock to or through the agents and any net proceeds we receive through the settlement of any forward sale agreements with the forward purchasers for working capital and other general corporate purposes, including to partly finance our long-term capital plan and to repay outstanding commercial paper and potentially other indebtedness. At September 30, 2026, approximately $2.6 billion of common stock remained available for sale under the ATM program, which reflects the forward sale agreements that we describe below.

Forward Sale Agreements
We have entered into two forward sale agreements for the sale of shares of Sempra common stock under the ATM program that remain subject to future settlement. The shares offered pursuant to the forward sale agreements were borrowed by the applicable forward purchaser and therefore were not newly issued shares. We did not initially receive any proceeds from the sale of shares pursuant to the forward sale agreements. These forward sale agreements may be settled on one or more dates specified by us occurring no later than the final settlement date under the applicable agreement. Although we may settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the applicable forward purchaser upon the occurrence of certain events. The principal terms of these forward sale agreements at September 30, 2026 are as follows:

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
COMMON STOCK REPURCHASES
In the nine months ended September 30, 2026 and 2025, we withheld 235,027 shares for $21 million and 684,447 shares for $58 million, respectively, of our common stock that would otherwise be issued to long-term incentive plan participants who do not elect otherwise upon the vesting of RSUs and exercise of stock options in an amount sufficient to satisfy minimum statutory tax withholding requirements. Such share withholding is considered a share repurchase for accounting purposes.
NONCONTROLLING INTERESTS
Ownership interests in a consolidated entity that are held by unconsolidated owners are accounted for and reported as NCI.
In the nine months ended September 30, 2026 and 2025, Sempra Infrastructure distributed $206 million and $131 million, respectively, to its NCI owners, and NCI owners contributed $97 million and $137 million, respectively, to Sempra Infrastructure.
The following table summarizes net income attributable to Sempra and transfers (to) from CRNCI and NCI, which shows the effects of changes in Sempra’s ownership interest in its subsidiaries on Sempra’s shareholders’ equity.

NET INCOME ATTRIBUTABLE TO SEMPRA AND TRANSFERS (TO) FROM CRNCI AND NCI
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
Net income attributable to Sempra	$883	$95	$2,717	$1,485
Transfers (to) from CRNCI and NCI:
Increase in shareholders’ equity from investor equity subscription	—	16	—	16
(Decrease) increase in shareholders’ equity from allocation of interests(1)	(42)	635	(56)	635
Net transfers (to) from CRNCI and NCI	(42)	651	(56)	651
Change from net income attributable to Sempra and transfers (to) from CRNCI and NCI	$841	$746	$2,661	$2,136
(1)    We describe the allocation of interests in Note 10.

SI Partners Subsidiaries
Both SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of September 30, 2026, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
EARNINGS PER COMMON SHARE
Basic EPS is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
Numerator:
Earnings attributable to common shares	$877	$77	$2,710	$1,444

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	654,262	652,948	653,966	652,538
Dilutive effect of common shares sold forward	396	267	465	123
Dilutive effect of stock options and RSUs(2)	1,281	794	1,362	759
Weighted-average common shares outstanding for diluted EPS	655,939	654,009	655,793	653,420

EPS:
Basic	$1.34	$0.12	$4.14	$2.21
Diluted	$1.34	$0.12	$4.13	$2.21
(1)    Includes 368 and 492 fully vested RSUs held in our deferred compensation plan in the three months ended September 30, 2026 and 2025, respectively, and 373 and 502 of such RSUs in the nine months ended September 30, 2026 and 2025, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.
The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and nine months ended September 30, 2026 excludes 908,615 and 688,634 potentially dilutive shares, respectively, and the computation of diluted EPS for the three months and nine months ended September 30, 2025 excludes 331,462 and 743,454 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
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
Pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Development Committee of Sempra’s board of directors granted 568,052 nonqualified stock options, 441,749 performance-based RSUs and 197,314 service-based RSUs in the nine months ended September 30, 2026, primarily in January.

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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	September 30, 2026
Short-term investments, primarily cash equivalents	$19	$—	$—	$19
Equity securities	66	230	(2)	294
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	43	2	(2)	43
Municipal bonds(2)	304	—	(17)	287
Other securities(3)	266	1	(11)	256
Total debt securities	613	3	(30)	586
Receivables (payables), net	(8)	—	—	(8)
Total	$690	$233	$(32)	$891

	December 31, 2025
Short-term investments, primarily cash equivalents	$12	$—	$—	$12
Equity securities	69	221	(2)	288
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	1	—	47
Municipal bonds	301	4	(5)	300
Other securities	253	5	(3)	255
Total debt securities	600	10	(8)	602
Receivables (payables), net	(3)	—	—	(3)
Total	$678	$231	$(10)	$899
(1)    Maturity dates are 2027-2057.
(2)    Maturity dates are 2027-2065.
(3)    Maturity dates are 2026-2071.
The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Proceeds from sales	$256	$210	$772	$709
Gross realized gains	12	12	32	43
Gross realized losses	3	1	7	6
Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION
The present value of SDG&E’s ARO related to decommissioning costs for all three SONGS units was $440 million at September 30, 2026 and is based on a cost study prepared in 2024, which is pending CPUC approval. SDG&E expects to receive an FD in the fourth quarter of 2026.

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
At September 30, 2026, loss contingency accruals for legal matters that are probable and estimable are $30 million for Sempra, $3 million for SDG&E and $12 million for SoCalGas.
SDG&E
Norte Fire
Pending. On October 19, 2026, a lawsuit was filed in Orange County Superior Court against SDG&E, Enova Corporation and Sempra relating to the October 16, 2026 Norte fire near San Clemente, California. The complaint alleges that SDG&E’s electrical facilities caused the fire and asserts claims for negligence, inverse condemnation, premises liability, trespass, private and public nuisance, and violations of the California Public Utilities Code and Health and Safety Code. The lawsuit seeks an award of economic and noneconomic damages, punitive damages, attorney’s fees and litigation costs arising from the fire. The cause of the fire remains under investigation by the Orange County Fire Authority.
City of San Diego Franchise Agreements
Resolved. In 2021, a lawsuit was filed in the California Superior Court challenging various aspects of the natural gas and electric franchise agreements granted by the City of San Diego to SDG&E. The lawsuit sought to void the franchise agreements. In October 2023, the trial court ruled in favor of SDG&E and the City of San Diego, upholding all terms of the franchise agreements, except for the two-thirds City Council vote requirement for termination if the City decides to terminate under certain circumstances. Under the court’s ruling, the City can instead terminate on a majority vote, so long as it satisfies repayment provisions under the franchise agreements. Both sides appealed the ruling and, in May 2026, the California Court of Appeal upheld the trial court’s judgment. In September 2026, the California Supreme Court denied the petition for review, making the California Court of Appeal’s decision final and definitively resolving this matter.
SoCalGas
LA Fires
Palisades Fire Litigation - Pending. There is a consolidated legal action pending in Los Angeles County Superior Court related to the January 2025 Palisades fire. Various plaintiffs named nineteen defendants in a December 2025 master complaint, including but not limited to SoCalGas, Sempra, Edison, Edison International, the J. Paul Getty Trust, the City of Los Angeles, Los Angeles County, and the State of California (collectively, the Palisades Defendants). The plaintiffs seek an award of economic and noneconomic damages, punitive damages, attorneys’ fees, litigation costs and pre-judgment interest. In July 2026, the Superior Court dismissed Sempra (but not SoCalGas) as a defendant, struck the plaintiffs’ requests for punitive damages against SoCalGas, and provided the plaintiffs an opportunity to amend their master complaint with respect to certain causes of action against SoCalGas that were dismissed. The court is scheduled to hold a hearing in February 2027 on the plaintiffs’ first amended master complaint and SoCalGas’ motion to dismiss certain causes of action against it.

Eaton Fire Litigation - Pending. There is a separate consolidated legal action pending in Los Angeles County Superior Court related to the January 2025 Eaton fire. The first of these lawsuits was filed against Edison in January 2025. In January 2026, Edison and Edison International filed cross-complaints in Los Angeles County Superior Court against more than a dozen defendants, including but not limited to SoCalGas, the City of Pasadena, Pasadena Water and Power, Los Angeles County, and Genasys Inc. (collectively, the Eaton Cross-Defendants) in connection with underlying litigation related to the January 2025 Eaton fire. The Edison cross-complaints against the Eaton Cross-Defendants seek indemnity, compensatory damages, attorneys’ fees, litigation costs and pre-judgment interest. In April 2026, SoCalGas filed a cross-complaint against Edison seeking compensatory damages for damage to SoCalGas’ infrastructure and costs associated with service restoration, attorneys’ fees, litigation costs and pre-judgment interest. The court has scheduled a March 2027 trial for certain plaintiffs, and in August 2026, the court ruled that SoCalGas would not be a participant in the March 2027 trial.
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
Port Arthur LNG I
Construction Incident - Pending. In April 2025, an incident occurred at the site of the PA LNG Phase 1 project that resulted in the deaths of three Bechtel employees and injuries to two Bechtel employees. Two lawsuits related to the incident were filed by 12 plaintiffs. In March 2026, the cases were assigned to a judge to oversee pretrial proceedings in a Texas multidistrict litigation pretrial court. The complaints collectively name as defendants Port Arthur LNG I, SI Partners, Sempra and/or other Sempra affiliates, Bechtel and/or Bechtel Corporation, and ConocoPhillips. The plaintiffs assert negligence and gross negligence and additional causes of action for wrongful death, survival and bystander claims and are seeking compensatory and punitive damages.
In August 2026, all claims in the lawsuits have been settled in principle, subject to execution of definitive settlement agreements and court approvals, as applicable. Through the settlement process, the pleadings in the lawsuits were amended to assert claims on behalf of 26 total plaintiffs to ensure full and complete dismissals of all claims arising out of or related to the incident. As of November 2, 2026, the claims of 10 plaintiffs have been fully resolved and dismissed.
Bechtel is providing indemnification pursuant to the terms of Port Arthur LNG I’s EPC contract and continues construction of the PA LNG Phase 1 project.
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
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sempra – Sales-type leases:
Interest income	$—	$—	$1	$2
Total revenues from sales-type leases(1)	$—	$—	$1	$2

Sempra – Operating leases:
Fixed lease payments	$98	$93	$295	$269
Variable lease payments	9	6	26	17
Total revenues from operating leases(1)	$107	$99	$321	$286

Depreciation expense(2)	$—	$18	$—	$53
(1)    Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.
(2)    We stopped recording depreciation expense when these assets were classified as held for sale in September 2025.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first nine months of 2026 to contractual commitments discussed in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.
Natural Gas Contracts
SoCalGas’ natural gas contracts and transportation commitments have increased by approximately $616 million since December 31, 2025, reflecting a decrease related to amounts that settled during the first nine months of 2026 and increases from entering into natural gas transportation contracts in the first nine months of 2026. At September 30, 2026, we expect future payments to increase by $52 million in 2027, $65 million in 2028, $77 million in 2029, $79 million in 2030, and $343 million thereafter compared to December 31, 2025.

LNG Purchase Agreement
SI Partners has an SPA for the supply of LNG to the ECA Regas Facility, which is included within the disposal group that is classified as held for sale. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2026 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the supplier may divert certain cargoes, which would reduce amounts paid under the agreement by SI Partners. At September 30, 2026, we expect the commitment amount to decrease by $347 million in 2026, and increase by $1 million in 2027, $131 million in 2028 and $81 million in 2029 compared to December 31, 2025, reflecting changes in estimated forward prices since December 31, 2025 and actual transactions in the first nine months of 2026. These LNG commitment amounts are based on the assumption that all LNG cargoes under the agreement are delivered, less those already confirmed to be diverted as of September 30, 2026. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the supplier electing to divert cargoes as allowed by the agreement.
PPAs Not Accounted for as Leases
SDG&E’s PPA commitments have increased by approximately $115 million since December 31, 2025, primarily from entering into energy storage agreements in the first nine months of 2026. At September 30, 2026, we expect future payments to increase by $21 million in 2026, $4 million in 2027, $6 million in each of 2028 through 2030, and $72 million thereafter compared to December 31, 2025.
ENVIRONMENTAL ISSUES
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which is $373 million for Sempra, $19 million for SDG&E and $16 million for SoCalGas at September 30, 2026.
SEMPRA – GUARANTEES
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account, where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra Infrastructure received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA, or $165 million. We recorded a guarantee liability of $22 million in June 2021, with an associated carrying value of $16 million at September 30, 2026, for the fair value of the promissory note, which is being reduced over the duration of the guarantee through Sempra Infrastructure’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra Infrastructure from the SDSRA.
This guarantee will remain with Sempra after completion of the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6.

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
Sempra Infrastructure’s $753 million proportionate share of the affiliate loans, based on SI Partners’ 50.2% ownership interest in Cameron LNG JV, was funded by external lenders comprised of a syndicate of banks (the bank debt) to whom Sempra has provided a guarantee pursuant to the Support Agreement under which:
▪Sempra has severally guaranteed repayment of the bank debt plus accrued and unpaid interest if CFIN fails to pay the external lenders
▪the external lenders may exercise an option to put the bank debt to Sempra Infrastructure upon the occurrence of certain events, including a failure by CFIN to meet its payment obligations under the bank debt
▪on March 28, 2028, March 28, 2030 and March 28, 2035, the agent for the external lenders, on behalf of such external lenders, is obligated to put all of the then outstanding bank debt to Sempra Infrastructure, except to the extent any external lender elects not to participate in the put three months prior to the applicable put exercise date
▪Sempra Infrastructure also has a right to call the bank debt back from, or to refinance the bank debt with, the external lenders at any time
▪the Support Agreement will terminate upon full repayment of the bank debt, including repayment following an event in which the bank debt is put to Sempra Infrastructure
In exchange for this guarantee, the external lenders pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra Infrastructure recognizes as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 9). At September 30, 2026, the fair value of the Support Agreement is $37 million, of which $8 million is included in Other Current Assets and $29 million is included in Other Long-Term Assets on Sempra’s Condensed Consolidated Balance Sheet.
This guarantee will remain with Sempra after completion of the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6.

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

SEGMENT INFORMATION
(Dollars in millions)
			September 30, 2026	December 31, 2025
ASSETS
Sempra California			$61,989	$60,364
Sempra Texas Utilities			20,309	17,733
Sempra Infrastructure			35,654	32,796
Segment totals			117,952	110,893
Parent and other			1,245	1,084
Intersegment eliminations(1)			(1,173)	(1,099)
Total Sempra			$118,024	$110,878
EQUITY METHOD INVESTMENTS
Sempra Texas Utilities			$20,145	$17,601
Sempra Infrastructure(2)			16	17
Segment totals/Total Sempra			$20,161	$17,618

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
EQUITY EARNINGS
Equity earnings, before income tax:
Sempra Texas Utilities	$2	$1	$6	$4
Sempra Infrastructure	141	132	452	439
Segment totals	143	133	458	443
Equity earnings, net of income tax:
Sempra Texas Utilities	460	306	977	661
Sempra Infrastructure	65	33	147	86
Segment totals	525	339	1,124	747
Total Sempra	$668	$472	$1,582	$1,190
CAPITAL EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT
Sempra California			$3,103	$3,334
Sempra Infrastructure			4,221	3,863
Segment totals			7,324	7,197
Parent and other			3	4
Total Sempra			$7,327	$7,201
(1)     Primarily includes an intersegment loan from Sempra Infrastructure to Parent and other related to deferred income taxes.
(2)     At September 30, 2026 and December 31, 2025, $2,748 and $2,566, respectively, is included in Assets Held for Sale on the Sempra Condensed Consolidated Balance Sheets. The remaining $16 and $17 at September 30, 2026 and December 31, 2025, respectively, represents our investment balance in Cameron LNG JV related to our guarantee under the SDSRA, which we discuss in Note 13.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Sempra California	Sempra Texas Utilities(1)	Sempra Infrastructure	Sempra
	Three months ended September 30, 2026
Revenues	$2,733		$474
Operation and maintenance	(990)		(221)
Depreciation and amortization	(629)		(4)
Gain on sales	16		198
Interest income	2		25
Interest expense(2)	(250)		114
Income tax benefit (expense)	39		(82)
Equity earnings		$462	206
Earnings attributable to noncontrolling interests			(231)
Other segment items(3)	(698)	(2)	(133)
Segment earnings attributable to common shares	$223	$460	$346	$1,029
Parent and other				(152)
Earnings attributable to common shares				$877

	Three months ended September 30, 2025
Revenues	$2,613		$555
Operation and maintenance	(1,047)		(257)
Depreciation and amortization	(591)		(69)
Interest income	2		10
Interest expense(2)	(234)		(16)
Income tax benefit (expense)	128		(792)
Equity earnings		$307	165
Earnings attributable to noncontrolling interests			(55)
Other segment items(3)	(501)	(1)	(121)
Segment earnings attributable to common shares	$370	$306	$(580)	$96
Parent and other				(19)
Earnings attributable to common shares				$77
(1)    Substantially all earnings attributable to common shares are from equity earnings.
(2)    Sempra Infrastructure includes net unrealized gains (losses) from undesignated interest rate swaps related to the PA LNG Phase 1 project.
(3)    Includes cost of natural gas, cost of electric fuel and purchased power, regulatory disallowances, net, franchise fees and other taxes, other income (expense), net, and preferred deemed dividends for Sempra California; O&M and income tax benefit (expense) for Sempra Texas Utilities related to activities at the holding company; and cost of natural gas, energy-related businesses cost of sales, franchise fees and other taxes, and other income (expense), net, for Sempra Infrastructure.

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Sempra California	Sempra Texas Utilities(1)	Sempra Infrastructure	Sempra
	Nine months ended September 30, 2026
Revenues	$8,475		$1,429
Operation and maintenance	(3,001)		(671)
Depreciation and amortization	(1,853)		(10)
Gain on sales	16		198
Interest income	9		84
Interest expense(2)	(750)		114
Income tax expense	(89)		(253)
Equity earnings		$983	599
Earnings attributable to noncontrolling interests			(479)
Earnings attributable to contingently redeemable noncontrolling interest			(10)
Other segment items(3)	(1,567)	(6)	(163)
Segment earnings attributable to common shares	$1,240	$977	$838	$3,055
Parent and other				(345)
Earnings attributable to common shares				$2,710

	Nine months ended September 30, 2025
Revenues	$8,504		$1,511
Operation and maintenance	(3,222)		(644)
Depreciation and amortization	(1,727)		(223)
Interest income	7		34
Interest expense(2)	(687)		(87)
Income tax benefit (expense)	63		(1,045)
Equity earnings		$665	525
Earnings attributable to noncontrolling interests			(103)
Other segment items(3)	(1,585)	(5)	(330)
Segment earnings attributable to common shares	$1,353	$660	$(362)	$1,651
Parent and other				(207)
Earnings attributable to common shares				$1,444
(1)    Substantially all earnings attributable to common shares are from equity earnings.
(2)    Sempra Infrastructure includes net unrealized gains (losses) from undesignated interest rate swaps related to the PA LNG Phase 1 project.
(3)    Includes cost of natural gas, cost of electric fuel and purchased power, regulatory disallowances, net, franchise fees and other taxes, other income (expense), net, preferred deemed dividends, and preferred dividends for Sempra California; O&M, interest expense, and income tax benefit (expense) for Sempra Texas Utilities related to activities at the holding company; and cost of natural gas, energy-related businesses cost of sales, franchise fees and other taxes, and other income (expense), net, for Sempra Infrastructure.

The following table presents revenues by services by segment, reconciled to Sempra’s consolidated revenues.

REVENUES BY SERVICES
(Dollars in millions)
	Sempra California	Sempra Infrastructure	Sempra	Sempra California	Sempra Infrastructure	Sempra
	Three months ended September 30, 2026			Three months ended September 30, 2025
Revenues from external customers:
Utilities	$2,732	$9		$2,513	$15
Energy-related businesses	—	289		—	228
Total revenues from external customers(1)	2,732	298	$3,030	2,513	243	$2,756
Other revenues(2):
Utilities	(3)	—		95	—
Energy-related businesses	—	164		—	300
Total other revenues	(3)	164	161	95	300	395
Intersegment revenues(3):
Utilities	4	—		5	—
Energy-related businesses	—	12		—	12
Total intersegment revenues	4	12	16	5	12	17
Segment revenues	$2,733	$474	3,207	$2,613	$555	3,168
Intersegment eliminations			(16)			(17)
Revenues			$3,191			$3,151

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
Revenues from external customers:
Utilities	$8,512	$54		$8,412	$59
Energy-related businesses	—	691		—	666
Total revenues from external customers(1)	8,512	745	$9,257	8,412	725	$9,137
Other revenues(2):
Utilities	(57)	—		74	—
Energy-related businesses	—	643		—	742
Total other revenues	(57)	643	586	74	742	816
Intersegment revenues(3):
Utilities	20	—		18	—
Energy-related businesses	—	41		—	44
Total intersegment revenues	20	41	61	18	44	62
Segment revenues	$8,475	$1,429	9,904	$8,504	$1,511	10,015
Intersegment eliminations			(61)			(62)
Revenues			$9,843			$9,953
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
Total assets at SDG&E are $33.7 billion and $32.7 billion at September 30, 2026 and December 31, 2025, respectively. The following table presents selected information for SDG&E’s single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
SDG&E:
Revenues from external customers:
Electric	$1,493	$1,131	$3,932	$3,062
Natural gas	190	218	694	789
Total revenues from external customers(1)	1,683	1,349	4,626	3,851
Other revenues(2):
Electric	(98)	132	(146)	300
Natural gas	25	(1)	45	11
Total other revenues	(73)	131	(101)	311
Total revenues	1,610	1,480	4,525	4,162
Operation and maintenance	(438)	(451)	(1,268)	(1,294)
Depreciation and amortization	(353)	(334)	(1,028)	(977)
Interest income	1	—	5	2
Interest expense	(148)	(141)	(447)	(415)
Income tax (expense) benefit	(76)	33	(184)	12
Other segment items(3)	(220)	(263)	(741)	(710)
Earnings attributable to common shares	$376	$324	$862	$780

Capital expenditures for property, plant and equipment			$1,599	$1,811
(1)    SDG&E did not have revenues from transactions with a single external customer that amounted to 10% or more of its total revenues.
(2)    See “Revenues from Sources Other Than Contracts with Customers” in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for a description of this revenue source, which may be additive or subtractive from period to period.
(3)    Includes cost of electric fuel and purchased power, cost of natural gas, regulatory disallowances, net, franchise fees and other taxes, and other income (expense), net.

SOCALGAS
SoCalGas is a regulated public natural gas distribution utility, serving customers throughout most of Southern California and part of central California. SoCalGas has one operating and reportable segment.
Effective April 18, 2026, SoCalGas’ CODM is its president, who is serving in that capacity on an interim basis and utilizes earnings attributable to common shares to manage the business, assess performance and allocate resources.
Total assets at SoCalGas are $28.3 billion and $27.7 billion at September 30, 2026 and December 31, 2025, respectively. The following table presents selected information for SoCalGas’ single segment and reconciliation of earnings attributable to common shares.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
SoCalGas:
Natural gas:
Revenues from external customers(1)	$1,101	$1,217	$4,042	$4,706
Other revenues(2)	70	(36)	44	(237)
Total revenues	1,171	1,181	4,086	4,469
Operation and maintenance	(582)	(623)	(1,822)	(2,002)
Depreciation and amortization	(276)	(257)	(825)	(750)
Interest income	1	2	4	5
Interest expense	(102)	(93)	(303)	(272)
Income tax benefit	115	95	95	51
Other segment items(3)	(480)	(259)	(857)	(928)
(Loss) earnings attributable to common shares	$(153)	$46	$378	$573

Capital expenditures for property, plant and equipment			$1,504	$1,523
(1)    SoCalGas did not have revenues from transactions with a single external customer that amounted to 10% or more of its total revenues.
(2)    See “Revenues from Sources Other Than Contracts with Customers” in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report for a description of this revenue source, which may be additive or subtractive from period to period.
(3)    Includes cost of natural gas, regulatory disallowances, franchise fees and other taxes, gain on sale, other income (expense), net, preferred deemed dividends, and preferred dividends.

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
We discuss herein Sempra’s results of operations and significant changes in earnings, revenues and costs by segment, as well as Parent and other, in the three months (Q3) and nine months (YTD) ended September 30, 2026 compared to the same periods in 2025. We also discuss herein the impact of foreign currency and inflation rates on Sempra’s results of operations.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars and shares in millions, except per share amounts)

EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
Sempra California	$223	$370	$1,240	$1,353
Sempra Texas Utilities	460	306	977	660
Sempra Infrastructure	346	(580)	838	(362)
Segment earnings attributable to common shares	1,029	96	3,055	1,651
Parent and other	(152)	(19)	(345)	(207)
Earnings attributable to common shares	$877	$77	$2,710	$1,444

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
In the three months ended September 30, 2026 compared to the same period in 2025, the decrease in earnings of $147 million (40%) was primarily due to:
▪$149 million charge in 2026 from regulatory disallowances, net, related to prior years, which we discuss in Note 4 of the Notes to the Condensed Consolidated Financial Statements
▪$29 million lower income tax benefits primarily from flow-through items, including impacts from the election in 2025 to accelerate self-developed software deductions
▪$12 million higher net interest expense
▪$8 million lower net regulatory interest income
Offset by:
▪$38 million higher CPUC base operating margin, net of operating expenses and a $2 million charge in 2026 from regulatory disallowances, net
▪$8 million higher electric transmission margin
In the nine months ended September 30, 2026 compared to the same period in 2025, the decrease in earnings of $113 million (8%) was primarily due to:
▪$149 million charge in 2026 from regulatory disallowances, net, related to prior years
▪$46 million higher net interest expense
▪$34 million lower income tax benefits primarily from flow-through items
▪$14 million lower AFUDC equity
▪$13 million lower net regulatory interest income
Offset by:
▪$97 million higher CPUC base operating margin, net of operating expenses and a $2 million charge in 2026 from regulatory disallowances, net, and including $47 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD
▪$25 million charge in 2025 from disallowed regulatory recovery of COVID-19 costs
▪$25 million higher electric transmission margin, including the favorable impact from the retroactive application of the June 2026 FERC-approved TO6 settlement
Sempra Texas Utilities
In the three months ended September 30, 2026 compared to the same period in 2025, the increase in earnings of $154 million (50%) was primarily due to higher equity earnings from Oncor Holdings driven by:
▪overall higher revenues primarily attributable to:
◦new base rates implemented in June 2026
◦increase due to the UTM and SRP
◦higher customer consumption primarily attributable to weather
Offset by:
▪higher interest expense and depreciation expense associated with increases in invested capital
▪higher O&M
In the nine months ended September 30, 2026 compared to the same period in 2025, the increase in earnings of $317 million (48%) was primarily due to higher equity earnings from Oncor Holdings driven by:
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
Sempra Infrastructure
In the three months ended September 30, 2026 compared to the same period in 2025, earnings were $346 million compared to losses of $580 million primarily due to:
▪$703 million from $2 million net income tax expense in 2026 compared to $705 million income tax expense in 2025 as a result of classifying SI Partners and Ecogas as held for sale, comprised of the following:
◦$714 million from $9 million income tax benefit in 2026 compared to $705 million income tax expense in 2025 to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners
Offset by:
◦$11 million income tax expense in 2026 related to a Mexican deferred income tax liability on our outside basis difference in Ecogas
▪$98 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico and associated undesignated derivatives, comprised of a $65 million favorable impact in 2026 compared to a $33 million unfavorable impact in 2025
▪$97 million gain on the sale of Ecogas in August 2026, excluding the effects of foreign currency hedges
▪$32 million lower depreciation expense as a result of classifying SI Partners as held for sale in September 2025
▪$26 million unfavorable impact in 2025 related to a customer’s early termination of firm transportation agreements, impacting revenue and interest expense
▪$17 million lower interest expense from $16 million unrealized gains in 2026 compared to $1 million unrealized losses in 2025 on interest rate swaps related to the PA LNG Phase 1 project
▪$15 million lower O&M from changes in provisions for expected credit losses
Offset by:
▪$50 million from asset and supply optimization driven by higher unrealized losses on commodity derivatives due to changes in natural gas prices and lower optimization of transport and storage contracts
▪$13 million lower revenues driven by a contract modification in December 2024 on an LNG storage and regasification agreement that ended in December 2025
In the nine months ended September 30, 2026 compared to the same period in 2025, earnings were $838 million compared to losses of $362 million primarily due to:
▪$784 million from $53 million net income tax benefit in 2026 compared to $731 million income tax expense in 2025 as a result of classifying SI Partners and Ecogas as held for sale, comprised of the following:
◦$768 million from $63 million income tax benefit in 2026 compared to $705 million income tax expense in 2025 to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners
◦$16 million from $10 million income tax expense in 2026 compared to $26 million income tax expense in 2025 related to a Mexican deferred income tax liability on our outside basis difference in Ecogas
▪$137 million favorable impact from foreign currency and inflation effects on our monetary positions in Mexico and associated undesignated derivatives, comprised of a $13 million favorable impact in 2026 compared to a $124 million unfavorable impact in 2025
▪$105 million lower depreciation expense as a result of classifying SI Partners and Ecogas as held for sale in September 2025 and June 2025, respectively
▪$97 million gain on the sale of Ecogas in August 2026, excluding the effects of foreign currency hedges
▪$42 million from asset and supply optimization driven by unrealized gains in 2026 compared to unrealized losses in 2025 on commodity derivatives due to changes in natural gas prices

▪$26 million unfavorable impact in 2025 related to a customer’s early termination of firm transportation agreements, impacting revenue and interest expense
▪$17 million lower interest expense from $8 million unrealized gains in 2026 compared to $9 million unrealized losses in 2025 on interest rate swaps related to the PA LNG Phase 1 project
▪$14 million lower O&M from changes in provisions for expected credit losses
Offset by:
▪$37 million lower revenues driven by a contract modification in December 2024 on an LNG storage and regasification agreement that ended in December 2025
▪$23 million higher income tax expense primarily due to changes in tax allocations between Sempra Infrastructure and Parent and other
Parent and Other
In the three months ended September 30, 2026 compared to the same period in 2025, the increase in losses of $133 million was primarily due to:
▪$191 million net income tax benefit in 2025 from changes to a valuation allowance against certain tax credit carryforwards offset by changes in state income tax apportionment as a result of classifying SI Partners as held for sale
▪$22 million income tax benefit in 2025 from the impacts of the OBBBA
▪$11 million unfavorable impact from $8 million net investment losses in 2026 compared to $3 million net investment gains in 2025 on dedicated assets in support of our employee nonqualified benefit plans and deferred compensation plan
Offset by:
▪$78 million income tax expense in 2025 from changes to a valuation allowance against foreign tax credits that were carried forward from the implementation of the TCJA
▪$11 million preferred deemed dividends related to the notice of redemption of Sempra’s series C preferred stock in September 2025
▪$7 million preferred dividends in 2025 prior to the redemption of Sempra’s series C preferred stock in October 2025
In the nine months ended September 30, 2026 compared to the same period in 2025, the increase in losses of $138 million was primarily due to:
▪$191 million net income tax benefit in 2025 from changes to a valuation allowance against certain tax credit carryforwards offset by changes in state income tax apportionment as a result of classifying SI Partners as held for sale
▪$37 million higher net interest expense
▪$22 million lower net investment gains on dedicated assets in support of our employee nonqualified benefit plans and deferred compensation plan
▪$22 million income tax benefit in 2025 from the impacts of the OBBBA
Offset by:
▪$78 million income tax expense in 2025 from changes to a valuation allowance against foreign tax credits that were carried forward from the implementation of the TCJA
▪$29 million preferred dividends in 2025 prior to the redemption of Sempra’s series C preferred stock in October 2025
▪$19 million higher income tax benefit from changes in tax allocations between Sempra Infrastructure and Parent and other
▪$11 million preferred deemed dividends related to the notice of redemption of Sempra’s series C preferred stock in September 2025

SIGNIFICANT CHANGES IN REVENUES AND COSTS
The regulatory framework permits SDG&E and SoCalGas to recover certain program expenditures and other costs authorized by the CPUC (referred to as “refundable programs”), which may be subject to reviews for reasonableness.
Utilities: Natural Gas Revenues and Cost of Natural Gas
Our utilities revenues include natural gas revenues at Sempra California and Sempra Infrastructure, which includes Ecogas through the completion of its sale in August 2026. Intercompany revenues are eliminated in Sempra’s Condensed Consolidated Statements of Operations.
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

UTILITIES: NATURAL GAS REVENUES AND COST OF NATURAL GAS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
Natural gas revenues:
Sempra California	$1,342	$1,353	$4,700	$5,152
Sempra Infrastructure	9	15	54	59
Segment totals	1,351	1,368	4,754	5,211
Eliminations and adjustments	(4)	(5)	(18)	(16)
Total	$1,347	$1,363	$4,736	$5,195
Cost of natural gas(1):
Sempra California	$178	$205	$568	$871
Sempra Infrastructure	1	6	14	21
Segment totals	179	211	582	892
Eliminations and adjustments	—	(1)	(5)	(6)
Total	$179	$210	$577	$886
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s natural gas revenues decreased by $16 million (1%) driven by Sempra California, which included:
▪$43 million lower revenues from a $21 million credit in 2026 compared to a $22 million cost in 2025 for the non-service components of net periodic benefit cost, which are fully offset in other income, net
▪$27 million decrease in cost of natural gas sold, which we discuss below
▪$18 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
Offset by:
▪$46 million higher regulatory revenues from the election in 2025 to accelerate self-developed software deductions, which are fully offset in income tax expense
▪$14 million higher CPUC-authorized base revenues
▪$13 million higher revenues from incremental and balanced capital projects
In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s cost of natural gas decreased by $31 million (15%) driven by Sempra California, which included:
▪$18 million lower average natural gas prices
▪$9 million lower volumes driven by weather

In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s natural gas revenues decreased by $459 million (9%) driven by Sempra California, which included:
▪$303 million decrease in cost of natural gas sold, which we discuss below
▪$190 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
▪$88 million lower revenues from a $67 million credit in 2026 compared to a $21 million cost in 2025 for the non-service components of net periodic benefit cost, which are fully offset in other income, net
Offset by:
▪$86 million higher CPUC-authorized base revenues
▪$29 million lower revenues in 2025 from disallowed regulatory recovery of COVID-19 costs
▪$27 million higher regulatory revenues primarily from lower gas repairs tax benefits
▪$20 million higher revenues from incremental and balanced capital projects
In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s cost of natural gas decreased by $309 million (35%) driven by Sempra California, which included:
▪$197 million lower average natural gas prices
▪$106 million lower volumes driven by weather
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

UTILITIES: ELECTRIC REVENUES AND COST OF ELECTRIC FUEL AND PURCHASED POWER
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
Electric revenues:
Sempra California	$1,391	$1,260	$3,775	$3,352
Eliminations and adjustments	—	—	(2)	(2)
Total	$1,391	$1,260	$3,773	$3,350
Cost of electric fuel and purchased power(1):
Sempra California	$168	$135	$397	$314
Eliminations and adjustments	(14)	(13)	(48)	(49)
Total	$154	$122	$349	$265
(1)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s electric revenues increased by $131 million (10%) driven by Sempra California, which included:
▪$35 million higher regulatory revenues from lower ITCs from standalone energy storage projects, which are fully offset in income tax expense
▪$33 million increase in cost of electric fuel and purchased power, which we discuss below
▪$32 million higher revenues from incremental and balanced capital projects, including $6 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD
▪$17 million higher CPUC-authorized base revenues
▪$15 million higher revenues from transmission operations
▪$14 million higher regulatory revenues from the election in 2025 to accelerate self-developed software deductions, which are fully offset in income tax expense

Offset by:
▪$15 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s cost of electric fuel and purchased power increased by $32 million (26%) driven by Sempra California, which included:
▪$60 million higher purchased power primarily due to changes in excess capacity sales and tolling agreements and higher utility-owned generation costs
▪$13 million higher purchased power from the California ISO due to higher market prices
Offset by:
▪$40 million higher sales to the California ISO due to higher market prices
In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s electric revenues increased by $423 million (13%) driven by Sempra California, which included:
▪$168 million higher revenues from incremental and balanced capital projects, including $65 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD
▪$100 million higher regulatory revenues from lower ITCs from standalone energy storage projects, which are fully offset in income tax expense
▪$83 million increase in cost of electric fuel and purchased power, which we discuss below
▪$41 million higher revenues from transmission operations, including favorable impact from the retroactive application of the June 2026 FERC-approved TO6 settlement
▪$34 million higher CPUC-authorized base revenues
In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s cost of electric fuel and purchased power increased by $84 million (32%) driven by Sempra California, which included:
▪$92 million higher purchased power primarily due to changes in excess capacity sales and tolling agreements offset by lower utility-owned generation costs
▪$12 million lower sales to the California ISO due to lower market prices
Offset by:
▪$20 million lower purchased power from the California ISO due to lower market prices
Energy-Related Businesses: Revenues and Cost of Sales

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
Revenues:
Sempra Infrastructure(1)	$465	$540	$1,375	$1,452
Parent and other(2)	(12)	(12)	(41)	(44)
Total	$453	$528	$1,334	$1,408
Cost of sales(3):
Sempra Infrastructure(1)	$137	$117	$144	$321
(1)    Includes net unrealized (gains) losses from undesignated commodity derivatives and foreign currency derivatives.
(2)    Includes eliminations of intercompany activity.
(3)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s revenues from energy-related businesses decreased by $75 million (14%) primarily due to:
▪$133 million higher unrealized losses on commodity derivatives from asset and supply optimization from contracts to sell natural gas and LNG to third parties
▪$26 million lower revenues driven by a contract modification in December 2024 on an LNG storage and regasification agreement that ended in December 2025

Offset by:
▪$30 million unfavorable impact in 2025 related to a customer’s early termination of firm transportation agreements
▪$18 million higher revenues primarily due to the commencement of commercial operations at Cimarrón Wind in March 2026
▪$16 million from TdM mainly due to higher power prices
▪$12 million higher transportation revenues primarily from higher rates, including $5 million gains in 2026 on foreign currency derivatives as a result of fluctuation of the Mexican peso
In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s cost of sales from energy-related businesses increased by $20 million (17%) primarily due to:
▪$65 million driven by higher natural gas purchases related to asset and supply optimization
Offset by:
▪$51 million higher unrealized gains on undesignated commodity derivatives related to the ECA LNG Phase 1 project and PA LNG Phase 1 project
In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s revenues from energy-related businesses decreased by $74 million (5%) primarily due to:
▪$108 million from asset and supply optimization from contracts to sell natural gas and LNG to third parties, including:
◦$103 million driven by lower natural gas volumes and lower natural gas prices associated with optimization of transport and storage contracts
◦$12 million primarily from lower diversion fees due to lower natural gas prices
Offset by:
◦$7 million lower unrealized losses on commodity derivatives
▪$79 million lower revenues driven by a contract modification in December 2024 on an LNG storage and regasification agreement that ended in December 2025
Offset by:
▪$30 million unfavorable impact in 2025 related to a customer’s early termination of firm transportation agreements
▪$29 million higher revenues primarily due to the commencement of commercial operations at Cimarrón Wind in March 2026 offset by lower volumes from wind power generation assets
▪$29 million higher transportation revenues primarily from higher rates, including $5 million gains in 2026 on foreign currency derivatives as a result of fluctuation of the Mexican peso
▪$10 million higher revenues from lower amortization of intangible assets as a result of classifying SI Partners as held for sale in September 2025
In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s cost of sales from energy-related businesses decreased by $177 million primarily due to:
▪$106 million from $105 million unrealized gains in 2026 compared to a $1 million unrealized loss in 2025 on undesignated commodity derivatives related to the ECA LNG Phase 1 project and PA LNG Phase 1 project
▪$63 million driven by lower natural gas purchases related to asset and supply optimization
Operation and Maintenance

OPERATION AND MAINTENANCE
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
Sempra California	$990	$1,047	$3,001	$3,222
Sempra Texas Utilities	1	1	4	4
Sempra Infrastructure	221	257	671	644
Segment totals	1,212	1,305	3,676	3,870
Parent and other(1)	7	44	36	61
Total	$1,219	$1,349	$3,712	$3,931
(1)    Includes eliminations of intercompany activity.

In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s O&M decreased by $130 million (10%) primarily due to:
▪$57 million decrease at Sempra California primarily due to:
◦$33 million lower expenses associated with refundable programs, which costs are recovered in revenue
◦$29 million lower non-refundable operating costs
▪$37 million decrease at Parent and other primarily due:
◦$29 million from a $7 million deferred compensation benefit in 2026 compared to $22 deferred compensation expense in 2025
◦$22 million due to non-recoverable insurance claims in 2025
▪$36 million decrease at Sempra Infrastructure primarily due to changes in provisions for expected credit losses
In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s O&M decreased by $219 million (6%) primarily due to:
▪$221 million decrease at Sempra California primarily due to:
◦$187 million lower expenses associated with refundable programs, which costs are recovered in revenue
◦$39 million lower non-refundable operating costs
▪$25 million decrease at Parent and other primarily due to:
◦$22 million due to non-recoverable insurance claims in 2025
◦$12 million lower deferred compensation expense
Offset by:
◦$13 million from $8 million compensation expense in 2026 compared to $5 million compensation benefit in 2025
Offset by:
▪ $27 million increase at Sempra Infrastructure due to:
◦$32 million higher purchased services and maintenance expenses
◦$27 million higher development costs and certain non-capitalized expenses from projects under construction
Offset by:
◦$31 million from changes in provisions for expected credit losses
Regulatory Disallowances, Net
As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements, Sempra California recorded a charge in the third quarter of 2026 from regulatory disallowances, net, of $205 million ($151 million after tax), of which $202 million ($149 million after tax) relates to prior years and $3 million ($2 million after tax) relates to 2026.
Depreciation and Amortization
In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s depreciation and amortization decreased by $30 million (5%) to $632 million primarily due to:
▪$65 million lower at Sempra Infrastructure as a result of classifying SI Partners as held for sale in September 2025
Offset by:
▪$38 million higher at Sempra California due to higher utility plant rate base
In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s depreciation and amortization decreased by $90 million (5%) to $1.9 billion primarily due to:
▪$213 million lower at Sempra Infrastructure as a result of classifying SI Partners and Ecogas as held for sale in September 2025 and June 2025, respectively
Offset by:
▪$126 million higher at Sempra California due to higher utility plant rate base

Gain on Sales
In September 2026, Sempra California recognized a $16 million gain on the sale of land, of which $11 million is refundable to ratepayers and offset in natural gas revenues.
In August 2026, Sempra Infrastructure recognized a $198 million gain on the sale of Ecogas, excluding the effects of foreign currency hedges. We discuss this sale in Note 6 of the Notes to Condensed Consolidated Financial Statements.
Other Income, Net
In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s other income, net, increased by $9 million (18%) to $58 million primarily due to:
▪$56 million from a $16 million credit in 2026 compared to a $40 million cost in 2025 for the non-service components of net periodic benefit cost primarily at Sempra California
▪$1 million higher net gain from impacts associated with foreign exchange instruments and foreign currency transactions primarily at Sempra Infrastructure, including:
◦$26 million from $25 million gains in 2026 compared to a $1 million loss on foreign currency derivatives as a result of fluctuation of the Mexican peso
Offset by:
◦$22 million losses from the settlement of contingent foreign currency hedges associated with the sale of Ecogas in August 2026
◦$3 million lower gains driven by foreign currency transactional effects
Offset by:
▪$40 million from $18 million investment losses in 2026 compared to $22 million investment gains in 2025 on dedicated assets in support of our employee nonqualified benefit plans and deferred compensation plan at Parent and other
▪$11 million lower net interest income on regulatory balancing accounts at Sempra California
In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s other income, net, increased by $26 million (13%) to $225 million primarily due to:
▪$110 million from a $62 million credit in 2026 compared to a $48 million cost in 2025 for the non-service components of net periodic benefit cost primarily at Sempra California
▪$7 million reduction in regulatory interest in 2025 from disallowed regulatory recovery of COVID-19 costs at Sempra California
Offset by:
▪$39 million lower investment gains on dedicated assets in support of our employee nonqualified benefit plans and deferred compensation plan at Parent and other
▪$30 million from $22 million net losses in 2026 compared to $8 million net gains in 2025 from impacts associated with foreign exchange instruments and foreign currency transactions primarily at Sempra Infrastructure, including:
◦$22 million losses from the settlement of contingent foreign currency hedges associated with the sale of Ecogas in August 2026
◦$5 million higher losses on foreign currency derivatives as a result of fluctuation of the Mexican peso
◦$3 million lower gains driven by foreign currency transactional effects
▪$17 million lower net interest income on regulatory balancing accounts at Sempra California
▪$13 million lower AFUDC equity primarily at Sempra California
Interest Income
In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s interest income increased by $18 million to $35 million primarily due to higher interest from interest bearing cash accounts primarily from the PA LNG Phase 1 project and PA LNG Phase 2 project at Sempra Infrastructure.
In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s interest income increased by $48 million to $113 million driven by Sempra Infrastructure due to:
▪$70 million higher interest from interest bearing cash accounts primarily from the PA LNG Phase 1 project and PA LNG Phase 2 project
Offset by:
▪$18 million change in the fair value of the Support Agreement

Interest Expense
In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s interest expense decreased by $105 million (26%) to $298 million primarily due to:
▪$130 million at Sempra Infrastructure primarily from:
◦$117 million from $113 million unrealized gains in 2026 compared to $4 million unrealized losses in 2025 on interest rate swaps related to the PA LNG Phase 1 project
◦$16 million interest expense in 2025 related to a customer’s early termination of firm transportation agreements
Offset by:
▪$16 million at Sempra California from higher debt balances from debt issuances
▪$9 million at Parent and other from higher debt balances from debt issuances and higher borrowings on commercial paper offset by higher capitalization of interest expense from projects under construction at Sempra Infrastructure
In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s interest expense decreased by $85 million (7%) to $1.1 billion primarily due to:
▪$201 million at Sempra Infrastructure from:
◦$203 million favorable impact in interest expense from interest rate swaps related to the PA LNG Phase 1 project comprised of:
•$119 million from $59 million unrealized gains in 2026 compared to $60 million unrealized losses in 2025
•$84 million realized gains in 2026 from the termination of interest rate swaps, net of transaction costs
◦$16 million interest expense in 2025 related to a customer’s early termination of firm transportation agreements
Offset by:
◦$12 million higher write-off of debt issuance costs due to the early repayment of the Port Arthur LNG I term loan facility
Offset by:
▪$63 million at Sempra California primarily from higher debt balances from debt issuances
▪$53 million at Parent and other from higher debt balances from debt issuances and higher borrowings on commercial paper offset by higher capitalization of interest expense from projects under construction at Sempra Infrastructure
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
Income tax expense	$14	$482	$191	$711

Income before income taxes and equity earnings	$460	$160	$1,815	$1,109
Equity earnings, before income tax(1)	143	133	458	443
Pretax income	$603	$293	$2,273	$1,552

Effective income tax rate	2%	165%	8%	46%
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
In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s income tax expense decreased by $468 million primarily due to:
▪$506 million from $8 million net income tax expense in 2026 compared to $514 million net income tax expense in 2025 as a result of classifying SI Partners and Ecogas as held for sale, comprised of the following:
◦$714 million from $9 million income tax benefit in 2026 compared to $705 million income tax expense in 2025 to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners
◦$153 million income tax expense in 2025 for changes in state income tax apportionment

Offset by:
◦$344 million income tax benefit in 2025 from changes to a valuation allowance against certain tax credit carryforwards
◦$17 million income tax expense in 2026 related to a Mexican deferred income tax liability on our outside basis difference in Ecogas
▪$85 million from $40 million income tax benefit in 2026 compared to $45 million income tax expense in 2025 from foreign currency and inflation effects on our monetary positions in Mexico and associated undesignated derivatives
▪$78 million income tax expense in 2025 from changes to a valuation allowance against foreign tax credits that were carried forward from the implementation of the TCJA
▪$53 million income tax benefit in 2026 from a charge to regulatory disallowances, net, related to prior years
Offset by:
▪higher pretax income
▪lower income tax benefit from flow-through items, including lower income tax benefits from the election in 2025 to accelerate self-developed software deductions
▪$59 million income tax expense from the gain on sale of Ecogas in August 2026, excluding the effects of foreign currency hedges
▪lower income tax benefit from lower ITCs from standalone energy storage projects
In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s income tax expense decreased by $520 million primarily due to:
▪$600 million from $48 million net income tax benefit in 2026 compared to $552 million net income tax expense in 2025 as a result of classifying SI Partners and Ecogas as held for sale, comprised of the following:
◦$768 million from $63 million income tax benefit in 2026 compared to $705 million income tax expense in 2025 to adjust deferred income tax liabilities primarily related to outside basis differences in our investment in SI Partners
◦$153 million income tax expense in 2025 for changes in state income tax apportionment
◦$23 million from $15 million income tax expense in 2026 compared to $38 million income tax expense in 2025 related to a Mexican deferred income tax liability on the outside basis difference in our investment in Ecogas
Offset by:
◦$344 million income tax benefit in 2025 from changes to a valuation allowance against certain tax credit carryforwards
▪$177 million from $20 million income tax benefit in 2026 compared to $157 million income tax expense in 2025 from foreign currency and inflation effects on our monetary positions in Mexico and associated undesignated derivatives
▪$78 million income tax expense in 2025 from changes to a valuation allowance against foreign tax credits that were carried forward from the implementation of the TCJA
▪$53 million income tax benefit in 2026 from a charge to regulatory disallowances, net, related to prior years
Offset by:
▪higher pretax income
▪lower income tax benefit from lower ITCs from standalone energy storage projects
▪$59 million income tax expense from the gain on sale of Ecogas in August 2026, excluding the effects of foreign currency hedges
▪lower income tax benefit from flow-through items, including lower income tax benefits from the election in 2025 to accelerate self-developed software deductions
We discuss the impact of foreign currency exchange rates and inflation on income taxes below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.” See Note 1 of the Notes to Condensed Consolidated Financial Statements in this report and Notes 1 and 8 of the Notes to Consolidated Financial Statements in the Annual Report for further details about our accounting for income taxes and items subject to flow-through treatment.

Equity Earnings
In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s equity earnings increased by $196 million (42%) to $668 million primarily due to:
▪$154 million at Oncor Holdings driven by:
◦overall higher revenues primarily attributable to:
•new base rates implemented in June 2026
•increase due to the UTM and SRP
•higher customer consumption primarily attributable to weather
Offset by:
◦higher interest expense and depreciation expense associated with increases in invested capital
◦higher O&M
▪$19 million at IMG due to an income tax benefit in 2026 compared to an income tax expense in 2025 primarily from foreign currency and inflation effects
▪$13 million at TAG Norte due to gains in 2026 from foreign currency derivatives as a result of fluctuation of the Mexican peso
In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s equity earnings increased by $392 million (33%) to $1.6 billion primarily due to:
▪ $316 million at Oncor Holdings driven by:
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
▪$40 million at IMG due to lower income tax expense primarily from foreign currency and inflation effects and lower interest expense
▪$21 million at TAG Norte due to higher revenues driven by higher rates and gains in 2026 compared to losses in 2025 from foreign currency derivatives as a result of fluctuation of the Mexican peso
Earnings Attributable to Noncontrolling Interests
In the three months ended September 30, 2026 compared to the same period in 2025, Sempra’s earnings attributable to NCI increased by $176 million to $231 million primarily due to an increase in SI Partners subsidiaries’ net income driven by unrealized gains in 2026 compared to unrealized losses in 2025 from interest rate swaps related to the PA LNG Phase 1 project, a gain on the sale of Ecogas in August 2026, excluding the effects of the foreign currency hedges, and foreign currency and inflation effects on our monetary positions in Mexico and associated undesignated derivatives.
In the nine months ended September 30, 2026 compared to the same period in 2025, Sempra’s earnings attributable to NCI increased by $376 million to $479 million primarily due to an increase in SI Partners subsidiaries’ net income driven by:
▪unrealized gains in 2026 compared to unrealized losses in 2025 from interest rate swaps related to the PA LNG Phase 1 project
▪lower depreciation expense as a result of classifying SI Partners and Ecogas as held for sale in September 2025 and June 2025, respectively
▪foreign currency and inflation effects on our monetary positions in Mexico and associated undesignated derivatives
▪a favorable impact in interest expense from the termination of interest rate swaps in 2026 related to the PA LNG Phase 1 project
▪a gain on the sale of Ecogas in August 2026, excluding the effects of foreign currency hedges
▪unrealized gains in 2026 compared to unrealized losses in 2025 on commodity derivatives

IMPACT OF FOREIGN CURRENCY AND INFLATION RATES ON RESULTS OF OPERATIONS
Because Ecogas, our natural gas distribution utility in Mexico, uses the Mexican peso as its functional currency, its revenues and expenses were translated into U.S. dollars at average exchange rates for the periods it was included in Sempra’s results of operations prior to its sale in August 2026. Year‑over‑year differences in average exchange rates used to translate Ecogas’ income statement activity can therefore create variances in our comparative results of operations. In the three months and nine months ended September 30, 2026 compared to the same periods in 2025, the impact of changes in average foreign currency translation rates on our earnings was $1 million and $2 million, respectively.
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

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION EFFECTS
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended September 30,
	2026	2025	2026	2025
Sempra:
Revenues: Energy-related businesses	$453	$528	$5	$—
Other income, net	58	49	4	3
Income tax expense	(14)	(482)	40	(45)
Equity earnings	668	472	40	(6)
Net income	1,114	150	89	(48)
Earnings attributable to noncontrolling interests	(231)	(55)	(24)	16
Earnings attributable to common shares	877	77	65	(32)

	Nine months ended September 30,
	2026	2025	2026	2025
Sempra:
Revenues: Energy-related businesses	$1,334	$1,408	$5	$—
Other income, net	225	199	(22)	8
Income tax expense	(191)	(711)	20	(157)
Equity earnings	1,582	1,190	17	(33)
Net income	3,206	1,588	20	(182)
Earnings attributable to noncontrolling interests	(479)	(103)	(7)	61
Earnings attributable to common shares	2,710	1,444	13	(121)
At September 30, 2026, SI Partners, which holds our foreign operations, is classified as held for sale. Upon completion of the planned sale, which we expect to occur in November 2026, we will deconsolidate SI Partners and account for our remaining 25% interest under the equity method, which we expect will reduce volatility in our results of operations associated with foreign currency exchange rate fluctuations and Mexican inflation.

We discuss herein SDG&E’s results of operations and significant changes in earnings, revenues and costs in the three months (Q3) and nine months (YTD) ended September 30, 2026 compared to the same periods in 2025.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended September 30, 2026 compared to the same period in 2025, the increase in earnings of $52 million (16%) was primarily due to:
▪$67 million credit in 2026 from regulatory disallowances, net, related to prior years, which we discuss in Note 4 of the Notes to Condensed Financial Statements
▪$21 million higher CPUC base operating margin, net of operating expenses, including a $5 million credit in 2026 from regulatory disallowances, net
▪$8 million higher electric transmission margin
Offset by:
▪$29 million lower income tax benefits primarily from flow-through items, including impacts from the election in 2025 to accelerate self-developed software deductions
▪$6 million lower net regulatory interest income
▪$5 million higher net interest expense
In the nine months ended September 30, 2026 compared to the same period in 2025, the increase in earnings of $82 million (11%) was primarily due to:
▪$70 million higher CPUC base operating margin, net of operating expenses, including $47 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD and a $5 million credit in 2026 from regulatory disallowances, net
▪$67 million credit in 2026 from regulatory disallowances, net, related to prior years
▪$25 million higher electric transmission margin, including favorable impact from the retroactive application of the June 2026 FERC-approved TO6 settlement
Offset by:
▪$29 million lower income tax benefits primarily from flow-through items
▪$23 million higher net interest expense
▪$11 million lower AFUDC equity
▪$7 million lower net regulatory interest income

SIGNIFICANT CHANGES IN REVENUES AND COSTS
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended September 30, 2026 compared to the same period in 2025, SDG&E’s electric revenues increased by $131 million (10%) to $1.4 billion due to:
▪$35 million higher regulatory revenues from lower ITCs from standalone energy storage projects, which are fully offset in income tax (expense) benefit
▪$33 million increase in cost of electric fuel and purchased power, which we discuss below
▪$32 million higher revenues from incremental and balanced capital projects, including $6 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD
▪$17 million higher CPUC-authorized base revenues
▪$15 million higher revenues from transmission operations
▪$14 million higher regulatory revenues from the election in 2025 to accelerate self-developed software deductions, which are fully offset in income tax (expense) benefit
Offset by:
▪$15 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
In the three months ended September 30, 2026 compared to the same period in 2025, SDG&E’s cost of electric fuel and purchased power increased by $33 million (24%) to $168 million due to:
▪$60 million higher purchased power primarily due to changes in excess capacity sales and tolling agreements and higher utility-owned generation costs
▪$13 million higher purchased power from the California ISO due to higher market prices
Offset by:
▪$40 million higher sales to the California ISO due to higher market prices
In the nine months ended September 30, 2026 compared to the same period in 2025, SDG&E’s electric revenues increased by $424 million (13%) to $3.8 billion primarily due to:
•$168 million higher revenues from incremental and balanced capital projects, including $65 million recognition of regulatory revenue reflecting returns on approved WMP capital projects resulting from the 2024 GRC Track 2 FD
•$100 million higher regulatory revenues from lower ITCs from standalone energy storage projects, which are fully offset in income tax (expense) benefit
▪$83 million increase in cost of electric fuel and purchased power, which we discuss below
▪$41 million higher revenues from transmission operations, including favorable impact from the retroactive application of the June 2026 FERC-approved TO6 settlement
▪$34 million higher CPUC-authorized base revenues
In the nine months ended September 30, 2026 compared to the same period in 2025, SDG&E’s cost of electric fuel and purchased power increased by $83 million (26%) to $397 million primarily due to:
▪$92 million higher purchased power primarily due to changes in excess capacity sales and tolling agreements offset by lower utility-owned generation costs
▪$12 million lower sales to the California ISO due to lower market prices
Offset by:
▪$20 million lower purchased power from the California ISO due to lower market prices
Natural Gas Revenues and Cost of Natural Gas
In the three months ended September 30, 2026 and 2025, SDG&E’s average cost of natural gas per thousand cubic feet was $6.73 and $6.30, respectively. In the nine months ended September 30, 2026 and 2025, SDG&E’s average cost of natural gas per thousand cubic feet was $5.49 and $5.16, respectively. The average cost of natural gas sold at SDG&E is impacted by market prices, as well as transportation, tariff and other charges.
In the three months ended September 30, 2026, SDG&E’s natural gas revenues and cost of natural gas were consistent with the same period in 2025.

In the nine months ended September 30, 2026 compared to the same period in 2025, SDG&E’s natural gas revenues decreased by $61 million (8%) to $739 million primarily due to:
▪$36 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
▪$20 million decrease in cost of natural gas sold, which we discuss below
▪$16 million lower revenues from incremental and balanced capital projects
Offset by:
▪$16 million higher regulatory revenues primarily from lower gas repairs tax benefits
▪$7 million higher CPUC-authorized base revenues
In the nine months ended September 30, 2026 compared to the same period in 2025, SDG&E’s cost of natural gas decreased by $20 million (11%) to $155 million due to:
▪$29 million lower volumes driven by weather
Offset by:
▪$9 million higher average natural gas prices
Operation and Maintenance
In the three months ended September 30, 2026 compared to the same period in 2025, SDG&E’s O&M decreased by $13 million (3%) to $438 million primarily due to lower expenses associated with refundable programs, which costs are recovered in revenue.
In the nine months ended September 30, 2026 compared to the same period in 2025, SDG&E’s O&M decreased by $26 million (2%) remaining at $1.3 billion primarily due to lower expenses associated with refundable programs, which costs are recovered in revenue.
Regulatory Disallowances, Net
As we discuss in Note 4 of the Notes to Condensed Financial Statements, SDG&E recorded a credit in the third quarter of 2026 from regulatory disallowances, net, of $104 million ($72 million after tax), of which $98 million ($67 million after tax) relates to prior years and $6 million ($5 million after tax) relates to 2026.
Other Income, Net
In the three months ended September 30, 2026 compared to the same period in 2025, SDG&E’s other income, net, decreased by $8 million (25%) to $24 million primarily due to lower net interest income on regulatory balancing accounts.
In the nine months ended September 30, 2026 compared to the same period in 2025, SDG&E’s other income, net, decreased by $17 million (17%) to $86 million primarily due to:
▪$11 million lower AFUDC equity
▪$9 million lower net interest income on regulatory balancing accounts
Offset by:
▪$7 million higher non-service components of net periodic benefit cost

Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
SDG&E:
Income tax expense (benefit)	$76	$(33)	$184	$(12)
Income before income taxes	$452	$291	$1,046	$768
Effective income tax rate	17%	(11)%	18%	(2)%

In the three months and nine months ended September 30, 2026 compared to the same periods in 2025, SDG&E had an income tax expense compared to income tax benefit primarily due to:
▪lower income tax benefit from lower ITCs from standalone energy storage projects
▪higher pretax income
▪lower income tax benefit from flow-through items, including lower income tax benefits from the election in 2025 to accelerate self-developed software deductions
▪$31 million income tax expense in 2026 from a credit to regulatory disallowances, net, related to prior years
We discuss herein SoCalGas’ results of operations and significant changes in (losses) earnings, revenues and costs in the three months (Q3) and nine months (YTD) ended September 30, 2026 compared to the same periods in 2025.
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in millions)

In the three months ended September 30, 2026 compared to the same period in 2025, SoCalGas’ losses were $153 million compared to earnings of $46 million primarily due to:
▪$216 million charge in 2026 from regulatory disallowances related to prior years, which we discuss in Note 4 of the Notes to the Condensed Financial Statements
▪$7 million higher net interest expense
Offset by:
▪$17 million higher CPUC base operating margin, net of operating expenses and a $7 million charge in 2026 from regulatory disallowances

In the nine months ended September 30, 2026 compared to the same period in 2025, the decrease in earnings of $195 million (34%) was primarily due to:
▪$216 million charge in 2026 from regulatory disallowances related to prior years
▪$23 million higher net interest expense
▪$6 million lower net regulatory interest income
▪$5 million lower income tax benefits primarily from flow-through items
Offset by:
▪$27 million higher CPUC base operating margin, net of operating expenses and a $7 million charge in 2026 from regulatory disallowances
▪$25 million charge in 2025 from disallowed regulatory recovery of COVID-19 costs
SIGNIFICANT CHANGES IN REVENUES AND COSTS
Natural Gas Revenues and Cost of Natural Gas
In the three months ended September 30, 2026 and 2025, SoCalGas’ average cost of natural gas per thousand cubic feet was $3.42 and $3.96, respectively. In the nine months ended September 30, 2026 and 2025, SoCalGas’ average cost of natural gas per thousand cubic feet was $2.50 and $3.65, respectively. The average cost of natural gas sold at SoCalGas is impacted by market prices, as well as transportation and other charges.
In the three months ended September 30, 2026 compared to the same period in 2025, SoCalGas’ natural gas revenues decreased by $10 million (1%) remaining at $1.2 billion primarily due to:
▪$43 million lower revenues from a $21 million credit in 2026 compared to a $22 million cost in 2025 for the non-service components of net periodic benefit cost, which are fully offset in other income (expense), net
▪$29 million decrease in cost of natural gas sold, which we discuss below
▪$12 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
Offset by:
▪$44 million higher regulatory revenues from the election in 2025 to accelerate self-developed software deductions, which are fully offset in income tax benefit
▪$13 million higher CPUC-authorized base revenues
▪$12 million higher revenues from incremental and balanced capital projects
▪$7 million higher regulatory revenues primarily from lower gas repairs tax benefits
In the three months ended September 30, 2026 compared to the same period in 2025, SoCalGas’ cost of natural gas decreased by $29 million (16%) to $153 million due to:
▪$24 million lower average natural gas prices
▪$5 million lower volumes driven by weather
In the nine months ended September 30, 2026 compared to the same period in 2025, SoCalGas’ natural gas revenues decreased by $383 million (9%) to $4.1 billion primarily due to:
▪$289 million decrease in cost of natural gas sold, which we discuss below
▪$154 million lower regulatory revenues associated with refundable programs, which are fully offset in O&M
▪$86 million lower revenues from a $64 million credit in 2026 compared to a $22 million cost in 2025 for the non-service components of net periodic benefit cost, which are fully offset in other income (expense), net
Offset by:
▪$79 million higher CPUC-authorized base revenues
▪$36 million higher revenues from incremental and balanced capital projects
▪$29 million lower revenues in 2025 from disallowed regulatory recovery of COVID-19 costs
▪$11 million higher regulatory revenues primarily from lower gas repairs tax benefits

In the nine months ended September 30, 2026 compared to the same period in 2025, SoCalGas’ cost of natural gas decreased by $289 million (39%) to $460 million due to:
▪$212 million lower average natural gas prices
▪$77 million lower volumes driven by weather
Operation and Maintenance
In the three months ended September 30, 2026 compared to the same period in 2025, SoCalGas’ O&M decreased by $41 million (7%) to $582 million due to:
▪$29 million lower non-refundable operating costs
▪$12 million lower expenses associated with refundable programs, which costs are recovered in revenue
In the nine months ended September 30, 2026 compared to the same period in 2025, SoCalGas’ O&M decreased by $180 million (9%) to $1.8 billion due to:
▪$154 million lower expenses associated with refundable programs, which costs are recovered in revenue
▪$26 million lower non-refundable operating costs
Regulatory Disallowances
As we discuss in Note 4 of the Notes to Condensed Financial Statements, SoCalGas recorded a charge in the third quarter of 2026 from regulatory disallowances of $309 million ($223 million after tax), of which $300 million ($216 million after tax) relates to prior years and $9 million ($7 million after tax) relates to 2026.
Gain on Sale
In September 2026, SoCalGas recognized a $16 million gain on the sale of land, of which $11 million is refundable to ratepayers and offset in natural gas revenues.
Other Income (Expense), Net
In the three months ended September 30, 2026 compared to the same period in 2025, SoCalGas had $45 million of other income, net, compared to $3 million of other expense, net, primarily due to a change of $48 million from a $20 million credit in 2026 compared to a $28 million cost in 2025 for the non-service components of net periodic benefit cost.
In the nine months ended September 30, 2026 compared to the same period in 2025, SoCalGas’ other income, net, increased by $92 million to $129 million due to:
▪$96 million from a $62 million credit in 2026 compared to a $34 million cost in 2025 for the non-service components of net periodic benefit cost
▪$7 million reduction in regulatory interest in 2025 from disallowed regulatory recovery of COVID-19 costs
Offset by:
▪$8 million lower net interest income on regulatory balancing accounts
Income Taxes

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
SoCalGas:
Income tax benefit	$(115)	$(95)	$(95)	$(51)
(Loss) income before income taxes	$(262)	$(49)	$290	$523
Effective income tax rate	44%	194%	(33)%	(10)%

In the three months and nine months ended September 30, 2026 compared to the same periods in 2025, SoCalGas’ income tax benefit increased by $20 million and $44 million, respectively, primarily due to:
▪$84 million income tax benefit in 2026 from a charge to regulatory disallowances related to prior years
Offset by:
▪lower income tax benefit from flow-through items, including lower income tax benefits from the election in 2025 to accelerate self-developed software deductions

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra
Capital Recycling Program
We regularly review our portfolio of assets with a view toward allocating capital to the businesses we believe can further enhance shareholder value. In September 2025, we entered into an agreement to sell a 45% equity interest in SI Partners to the KKR Partners for $9.99 billion, subject to adjustments. We expect to complete the sale in November 2026, subject to closing conditions. In August 2026, SI Partners completed the sale of Ecogas and received 9.0 billion Mexican pesos ($524 million in U.S. dollar-equivalent), subject to post-closing adjustments. We discuss these sales further in Note 6 of the Notes to Condensed Consolidated Financial Statements and below in “Sempra Infrastructure.”
Liquidity
We expect to meet our cash requirements primarily through:
▪cash flows from operations
▪distributions from equity method investees
▪unrestricted cash and cash equivalents
▪borrowings under or supported by our credit facilities
▪other incurrences of debt which may include issuing debt securities and obtaining term loans
▪selling assets or equity interests in our subsidiaries or development projects, including the planned sale of a portion of our equity interest in SI Partners
▪issuing equity securities under our ATM program or other offerings
▪funding from NCI owners or CRNCI owners
We believe that these cash flow sources, combined with available funds, will be adequate to fund our operations in both the short-term and long-term, including to:
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
We have entered into two forward sale agreements for the sale of shares of Sempra common stock under the ATM program that remain subject to future settlement. The shares offered pursuant to the forward sale agreements were borrowed by the applicable forward purchaser and therefore were not newly issued shares. We did not initially receive any proceeds from the sale of shares pursuant to the forward sale agreements. These forward sale agreements may be settled on one or more dates specified by us occurring no later than the final settlement date under the applicable agreement. Although we may settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the applicable forward purchaser upon the occurrence of certain events. The principal terms of these forward sale agreements at September 30, 2026 are as follows:

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
At September 30, 2026, approximately $2.6 billion of common stock remains available for sale under the ATM program. We provide additional information about these forward sale agreements in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.
We further discuss these activities, including the intended use of proceeds and effect on diluted EPS, in Note 11 of the Notes to Condensed Consolidated Financial Statements.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. Sempra, SDG&E and SoCalGas each have a committed line of credit expiring in 2030. Sempra Infrastructure has five committed lines of credit expiring on various dates from 2027 through 2030 and an uncommitted line of credit expiring in 2027, which are included in the disposal group that is classified as held for sale. These lines of credit remain legally accessible and are sources of available credit to Sempra Infrastructure until completion of the planned sale of a portion of our equity interest in SI Partners, which we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements.

AVAILABLE FUNDS AT SEPTEMBER 30, 2026
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$212	$2	$1
Available unused credit(2)	8,039	1,309	1,124
(1)    Sempra includes $157 held in foreign jurisdictions, which is included in the $178 that is classified as Assets Held for Sale in the Sempra Condensed Consolidated Balance Sheet. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on committed and uncommitted lines of credit that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements. Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding and any letters of credit outstanding as a reduction to the available unused credit.

Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures or acquisitions. SDG&E and SoCalGas use short-term debt primarily to meet working capital needs or to help fund event-specific costs. Commercial paper, a term loan and lines of credit were our primary sources of short-term debt funding in the first nine months of 2026.
We discuss our short-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements and below in “Sources and Uses of Cash.”
Long-Term Debt Activities
Significant issuances of and payments on long-term debt in the first nine months of 2026 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra senior unsecured floating rate notes	$1,000	2028
Sempra 5.25% senior unsecured notes	800	2036
SDG&E 5.20% first mortgage bonds	625	2036
SDG&E 5.95% first mortgage bonds	475	2056
SoCalGas 5.50% first mortgage bonds	500	2036
SoCalGas 5.90% first mortgage bonds	650	2056
Sempra Infrastructure variable rate notes (ECA LNG Phase 1 project)	154	2027
Sempra Infrastructure variable rate term loan (PA LNG Phase 1 project)	1,689	2030
Sempra Infrastructure 6.43% senior secured notes (PA LNG Phase 1 project)	2,000	2048

Payments:	Payments	Maturity
Sempra 5.40% senior unsecured notes	$550	2026
SDG&E 2.50% first mortgage bonds	500	2026
SDG&E 6.00% first mortgage bonds	250	2026
SoCalGas 2.60% first mortgage bonds	500	2026
Sempra Infrastructure variable rate term loan (PA LNG Phase 1 project)	1,975	2030
We discuss our long-term debt activities, including the use of proceeds on long-term debt issuances, in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first nine months of 2026.

ISSUER CREDIT RATINGS AT SEPTEMBER 30, 2026

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
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt is rated A2, A and A at Moody’s, S&P and Fitch, respectively, at September 30, 2026.
Sempra California
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance and liquidity will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by legislatures, litigation and the changing energy marketplace, as well as other matters described in this report and the Annual Report. SDG&E and SoCalGas expect that the available unused funds from their credit facilities described above, which also supports their commercial paper programs, cash flows from operations, and other incurrences of debt including issuing debt securities and obtaining term loans will continue to be adequate to fund their respective current operations and planned capital expenditures. SDG&E and SoCalGas manage their capital structures and pay dividends as approved by their respective boards of directors. In September 2026, SDG&E declared and paid dividends of $300 million to Enova Corporation and Enova Corporation paid corresponding dividends to Sempra.
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
CPUC GRC
In December 2025, SDG&E and SoCalGas filed a petition for modification of the 2024 GRC FD, seeking to modify the post-test year mechanism for capital related costs. The petition for modification seeks increases of $55 million, $87 million and $79 million to the approved revenue requirements for SDG&E for 2025, 2026 and 2027, respectively, and increases of $86 million, $122 million and $109 million to the approved revenue requirements for SoCalGas for 2025, 2026 and 2027, respectively. In October 2026, the CPUC issued a PD denying the petition for modification of the 2024 GRC FD. SDG&E and SoCalGas expect the CPUC to issue an FD in the fourth quarter of 2026.
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

2024 GRC Track 3
As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements, SDG&E and SoCalGas each submitted additional requests to the CPUC in the 2024 GRC, known as Track 3 requests.
In total, SDG&E’s Track 3 request seeks recovery of $659 million of direct costs associated with the WMP and drone inspection and repair programs. In June 2026, SDG&E and three of the four intervenors filed an offer of settlement with the CPUC addressing recovery of these costs. In September 2026, the CPUC issued a PD approving the settlement agreement and reducing SDG&E’s requested revenue requirement from $766 million to $621 million. SDG&E expects the CPUC to issue an FD in the fourth quarter of 2026.
Separately, SDG&E and SoCalGas submitted a combined Track 3 request seeking review and recovery of $240 million and $499 million, respectively, of PSEP costs. In September 2026, the CPUC issued a PD authorizing revenue requirements through 2026 of $210 million for SDG&E and $361 million for SoCalGas. SDG&E and SoCalGas expect the CPUC to issue an FD in the fourth quarter of 2026.
As a result of these PDs in the Track 3 requests, SDG&E recorded a credit in the third quarter of 2026 to Regulatory Disallowances, Net, of $104 million ($72 million after tax), of which $98 million ($67 million after tax) relates to prior years and $6 million ($5 million after tax) relates to 2026. The credit consists of the reversal of a portion of the $651 million ($464 million after tax) regulatory disallowance charge recognized in the fourth quarter of 2025, partially offset by an additional regulatory disallowance charge recognized in the third quarter of 2026. SoCalGas recorded a charge in the third quarter of 2026 to Regulatory Disallowances of $217 million ($157 million after tax), of which $209 million ($150 million after tax) relates to prior years and $8 million ($7 million after tax) relates to 2026.
SDG&E
Norte Fire
On October 16, 2026, a fire designated as the Norte fire ignited near San Clemente, California. The cause of the fire is unknown and is under investigation by the Orange County Fire Authority, which has indicated that seven homes were damaged or destroyed. Also on that day, SDG&E experienced an outage involving its electrical facilities in the San Clemente area, the cause of which is unknown. SDG&E and Sempra are subject to pending litigation related to the Norte fire, which we discuss in Note 13 of the Notes to Condensed Consolidated Financial Statements. We cannot estimate the timing, costs, other impacts or ultimate outcome of these matters, which are inherently uncertain and subject to a number of risks that we discuss in “Part I – Item 1A. Risk Factors” in the Annual Report.
Wildfire Fund and Continuation Account
The 2019 Wildfire Legislation established the Wildfire Fund and the 2025 Wildfire Legislation established the Continuation Account (collectively, the Wildfire Legislation), which offer liquidity to reimburse wildfire-related claims incurred by participating California electric IOUs in excess of $1.0 billion, subject to the coverage of each fund. The Wildfire Fund and the Continuation Account, if it becomes operative, could be materially reduced, exhausted, or terminated due to claims by SDG&E or other participating IOUs related to fires caused by utility conduct or operations, or SDG&E could fail to maintain a valid annual wildfire certificate from the OEIS or meet other requirements, any of which could result in SDG&E losing eligibility for the Wildfire Legislation’s liability cap and the other protections afforded by these funds. As a result, a fire resulting from the conduct or operations of any participating California electric IOU could have a material adverse effect on Sempra’s and SDG&E’s results of operations, financial condition, cash flows and/or prospects, with potentially material additional exposure if SDG&E’s conduct or operations is determined to be a cause of a fire and SDG&E is found to have acted imprudently.
We further describe the 2019 Wildfire Legislation and SDG&E’s commitment to make annual shareholder contributions to the Wildfire Fund through 2028, as well as the 2025 Wildfire Legislation and related Continuation Account, in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
2019 Wildfire Legislation. SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund with respect to wildfires that have occurred since enactment of the 2019 Wildfire Legislation in July 2019. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record accelerated amortization against earnings when available coverage is reduced due to recoverable claims from any of the participating IOUs. The carrying value of SDG&E’s Wildfire Fund asset totaled $239 million at September 30, 2026.

In October 2026, PG&E publicly disclosed that it has received, or expects to receive, approximately $1.38 billion in aggregate reimbursements from the Wildfire Fund for eligible claims related to wildfires that occurred in 2019 and 2021. Also in October 2026, Edison publicly disclosed it has received, or expects to receive, approximately $859 million in aggregate reimbursements from the Wildfire Fund for losses incurred and expected to be incurred in connection with the Eaton fire, which was found by the LACoFD and CAL FIRE investigators to have been caused by Edison’s equipment. The administrator of the Wildfire Fund has confirmed that this wildfire qualifies as a “covered wildfire” for purposes of accessing the Wildfire Fund, and the scope of potential damages caused by this fire could materially reduce or exhaust the Wildfire Fund. Edison stated that it is currently unable to reasonably estimate a range of potential losses associated with the Eaton fire. Accordingly, SDG&E is unable to estimate a range of potential loss resulting from any reduction in available coverage from the Wildfire Fund. In addition to the risks described above, a material reduction, exhaustion or termination of the Wildfire Fund may require SDG&E to recognize a reduction to its Wildfire Fund asset up to its carrying value.
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
Labor Relations
Field, generation, and call center employees at SDG&E are represented by the International Brotherhood of Electrical Workers Local 465. The collective bargaining agreements for these employees covering wages, hours, working conditions, and medical and other benefit plans were due to expire on August 31, 2026. An agreement to extend all three collective bargaining agreements was ratified on May 13, 2026, and the agreements now expire on August 31, 2029.
Off-Balance Sheet Arrangements
SDG&E has entered into PPAs and tolling agreements that are variable interests in unconsolidated entities. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.
SoCalGas
Transmission Integrity Management Program
In September 2026, the CPUC issued a PD authorizing an $82 million revenue requirement, compared with the $174 million requested by SoCalGas, for costs associated with the 2019 GRC cycle for integrity assessments and repairs associated with federal regulatory changes. In the third quarter of 2026, SoCalGas recorded a charge of $92 million ($66 million after tax) in Regulatory Disallowances, Net, on the Condensed Consolidated Statements of Operations, of which $91 million ($66 million after tax) relates to prior years and $1 million relates to 2026.
On October 29, 2026, the CPUC approved a revised PD that reduces the disallowance of capital and O&M costs by approximately $30 million, and allows SoCalGas to propose an alternative allocation of the disallowance between capital and O&M costs. SoCalGas is required to submit an advice letter within 30 days of the FD’s effective date to calculate the final revenue requirement. As a result, the charge SoCalGas recorded in the third quarter of 2026, pursuant to the PD, may change based on the approved advice letter. SoCalGas expects to file the advice letter in the fourth quarter of 2026.

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
Oncor
ERCOT Developments. Oncor operates in the ERCOT market. ERCOT is developing plans to address anticipated load growth in Texas, including in Oncor’s service territory. Some of these plans, as well as the increase in data centers and other large load customers throughout the state, have been the subject of heightened engagement from the public and state and local officials regarding costs, timing, alternatives and implementation, including scrutiny and calls by some for modifications, delays or denials of ERCOT’s 765-kV Strategic Transmission Expansion Plan (STEP), which includes both the PBRP as well as projects outside the PBRP. In August 2026, the PUCT approved applications related to a PBRP 765-kV transmission line to be built by Oncor. The PUCT approval is subject to motions for rehearing, which have been filed, and appeals. Oncor has applications for another PBRP 765-kV transmission line pending before the PUCT relating to a transmission line to be jointly built by Oncor and another utility. In August 2026, a proposal for decision recommended denial of the applications. Oncor expects to receive a final order on the pending applications by the end of 2026 or early 2027. Oncor has not yet filed applications for non-PBRP 765-kV transmission lines.
ERCOT also has implemented a PUCT-approved, system-wide approach to sequence large load customer interconnection requests in a recurring batch interconnection framework, the first stage of which is known as the batch zero process. In August 2026, the Governor of Texas directed the PUCT and ERCOT to conduct a comprehensive verification and audit of all data centers advancing through ERCOT’s interconnection process before allowing any data center project to move forward. In September 2026, ERCOT conditionally released customer load classifications to transmission service providers in the batch zero process that remain subject to completion of ERCOT’s comprehensive audit and additional ERCOT processes. Oncor expects to receive a final transmission plan reflecting the results of ERCOT’s batch zero process in the second half of 2027.

The regulatory and political landscape relating to large load customer interconnections to the ERCOT grid continues to evolve, and Oncor cannot predict the extent to which any new regulations or legislation will impact its business. The outcome of public and legislative focus on ERCOT’s proposed 765-kV transmission line plans and the determination of the customer projects eligible to advance in the batch zero interconnection process could have various and potentially material financial, operational, legal and other impacts on Oncor, including with respect to its capital expenditures and, in turn, Sempra’s capital expenditures and investments. For instance, Oncor’s capital expenditures plan from 2026 through 2030 and announced incremental capital expenditure opportunities within this period, that we describe below, include significant amounts attributable to STEP 765-kV transmission line projects, including the PBRP applications described above. These and other political, legal and regulatory developments related to anticipated load growth in Oncor’s service territory and large load customers could have a significant impact on Oncor’s business, and the execution of these proposed plans is subject to numerous risks and uncertainties. For a discussion of some of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
In April 2026, Oncor filed its first annual UTM application with the PUCT seeking to include in rates approximately $4.4 billion of eligible transmission and distribution net capital investment costs incurred from January 1, 2025 to December 31, 2025. The UTM application is subject to PUCT review and approval. Oncor anticipates an order and updated rates by the end of the first quarter of 2027.
Sharyland Utilities
In July 2026, Sharyland Utilities filed an application with the PUCT for an interim rate adjustment to reflect changes in transmission-related invested capital. Sharyland Utilities requested an increase of approximately $7 million in its revenue requirement, resulting in a total revenue requirement of approximately $59 million. In September 2026, the PUCT approved the total revenue requirement as requested on an interim basis, effective September 10, 2026. The interim rates are subject to reconciliation in Sharyland Utilities’ next rate case.
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
In the nine months ended September 30, 2026 and 2025, Sempra Infrastructure distributed $206 million and $131 million, respectively, to its NCI owners, and NCI owners contributed $97 million and $137 million, respectively, to Sempra Infrastructure.

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
The descriptions below discuss several HOAs, commitments and other non-binding development agreements with respect to Sempra Infrastructure’s various development projects. These arrangements do not commit any party to enter into definitive agreements or otherwise participate in the applicable project, and the ultimate participation by the parties remains subject to negotiation and finalization of definitive agreements, among other factors. The descriptions below also discuss certain financing arrangements for several of Sempra Infrastructure’s projects in development and under construction; we discuss these and other financing arrangements related to these projects in more detail in Note 7 of the Notes to Condensed Consolidated Financial Statements in this report and the Notes to Consolidated Financial Statements in the Annual Report.
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
The agreement provides that, subject to adjustments and the closing date, the purchase price will be paid to Sempra as follows:
▪$4.65 billion in cash at closing
▪$4.14 billion plus interest compounded quarterly at 7.5% per annum through maturity on December 31, 2027 (totaling $4.51 billion with principal and interest based on an assumed closing date in November 2026) under instruments supported by equity commitment letters from investors in the KKR Partners, pursuant to which such investors have committed, subject to the terms thereof, to fund amounts required to satisfy the payment obligations under the instruments
▪$1.20 billion plus interest compounded quarterly at 8.5% per annum before January 1, 2031 and then 10.0% per annum through maturity seven years and 91 days after closing (totaling $2.31 billion with principal and interest if held to maturity, which would be less if prepaid, subject to a make-whole provision for interest through December 31, 2027) under promissory notes
The instruments and notes will be issued by indirect equity holders of the KKR Partners and will be ranked behind senior debt incurred by subsidiaries of the issuers.

Sempra expects to record a gain on the sale upon closing of approximately $2.80 billion to $3.30 billion ($2.00 billion to $2.40 billion after tax), subject to post-closing adjustments, primarily based on:
▪the purchase price, subject to adjustments at closing, including (i) adjustments to reflect SI Partners’ net debt, net working capital and capital expenditures as of or through December 31, 2025; (ii) adjustments for certain capital contributions by and distributions to Sempra in 2026 before closing; (iii) costs related to transaction consents; (iv) a ticking fee of 0.625% per month on the aggregate base purchase price that accrues daily beginning April 1, 2026; (v) $338 million of transaction fees reimbursed by Sempra to the KKR Partners; and (vi) other transaction costs
▪the estimated fair value of Sempra’s retained 25% equity interest in SI Partners
▪estimated carrying values of SI Partners’ net assets, CRNCI, AOCI, NCI, and interest capitalized at Parent and other as of the closing date
▪a $340 million credit payable by Sempra for the KKR Partners’ share of development costs through 2027
▪the estimated fair value of Sempra’s indemnification obligations to the KKR Partners for potential losses associated with certain tax matters related to periods prior to December 31, 2025 and other specified tax exposures of SI Partners and its subsidiaries
▪the estimated fair value of contingent consideration based on the Ventika wind power generation facilities’ performance through 2028, which could be affected by recent changes to Mexico’s transmission rate methodology applicable to legacy generation facilities
▪any difference between actual and projected capital expenditures associated with the ECA LNG Phase 1 project under construction
Additionally, Sempra expects to recognize approximately $450 million to $550 million ($325 million to $400 million after tax) for additional costs associated with the transaction, including:
▪provisions for expected credit losses on the abovementioned notes receivable and related to a previously existing note receivable
▪a reimbursement to ADIA in connection with ADIA’s original purchase from Sempra of a 10% interest in SI Partners, which was renegotiated as a result of this transaction and arises from certain project-related conditions not being satisfied within specified timeframes
These estimates are preliminary and based on information available as of the date of this report. The actual gain and costs associated with the transaction could differ, potentially materially, from these estimates.
As we discuss in Note 8 of the Notes to Condensed Consolidated Financial Statements, Sempra entered into undesignated foreign currency hedges with notional amounts totaling 13.8 billion Mexican pesos ($796 million in U.S. dollar-equivalent) to help mitigate the exchange rate risk associated with the anticipated Mexican capital gains taxes that will be payable upon completion of the planned sale.
We now expect this sale to close in November 2026, subject to closing conditions; the absence of a material adverse effect on SI Partners; the absence of specific downgrade events under certain financing arrangements; and other customary closing conditions. If the KKR Partners fail to complete the closing when all closing conditions are satisfied, Sempra will be entitled to receive a termination fee of $414 million. In September 2026, the parties agreed to extend to November 27, 2026 the date on which a party may terminate the agreement if the closing has not occurred.
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
The rights and obligations of the partners of SI Partners are governed by a limited partnership agreement, which will be amended and restated at closing. This limited partnership agreement contains certain provisions on project funding and distributions that could impact Sempra’s results of operations and cash flows. For instance, the post-closing limited partnership agreement provides for certain priority distributions to the KKR Partners and ADIA related to excess LNG production at the Cameron LNG Phase 1 facility, and provides that Sempra will continue to have substantially similar funding obligations as it has before the sale for cost overruns in the ECA LNG Phase 1 project and the PA LNG Phase 1 project. For more information about the terms of the limited partnership agreement, see “Part I – Item 1. Business” and Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

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
Cameron LNG JV has received major permits and FTA and non-FTA approvals associated with the potential expansion. In November 2025, we received approval from the FERC to extend the deadline for construction authorization until March 2033. The non-FTA approval for the proposed Cameron LNG Phase 2 project includes, among other things, a March 2033 deadline to commence commercial exports.
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
We received authorizations from the DOE to export U.S.-produced natural gas to Mexico and to re-export LNG to non-FTA countries from the ECA LNG Phase 1 project. In March 2026, the DOE extended the export commencement deadline associated with the project to September 2026.
We have an EPC contract with TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V., to construct the ECA LNG Phase 1 project. We estimate the total price of the EPC contract to be approximately $1.6 billion, with capital expenditures of approximately $2.5 billion including capitalized interest at the project level and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates. The ECA LNG Phase 1 project achieved mechanical completion in December 2025 and introduced gas into the facility in April 2026. As part of the commissioning process, the project completed loading and exported its first LNG cargo on July 7, 2026. Following the export of its first cargo, the facility was shut down for planned inspections, during which time damage was discovered in the project’s refrigerant and boil-off gas compressors. Subject to finalization of a preliminary root cause analysis and the execution of the remediation workstreams being consistent with management expectations, we expect the project to reach substantial completion in the fourth quarter of 2026, with sales under long-term SPAs commencing shortly thereafter. Prior to substantial completion, net proceeds from LNG sales are recognized as an offset to total project capital expenditures. Reaching substantial completion under the EPC contract is subject to various milestones, including achieving certain performance tests and functionality.
ECA LNG Phase 1’s customers have a termination right because the ECA LNG Phase 1 project did not commence commercial operations under the SPAs by February 24, 2026, subject to certain additional conditions. As of November 5, 2026, no customers have given notice of their intent to terminate the SPAs.

ECA LNG Phase 1 has a loan agreement with a borrowing capacity of $1.5 billion that matures in December 2027. At September 30, 2026 and December 31, 2025, $1.4 billion and $1.3 billion, respectively, of borrowings are outstanding under the loan agreement. IEnova and TotalEnergies SE have provided guarantees for repayment of the loan of up to $1,226 million and $305 million, respectively, plus accrued and unpaid interest. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project.
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
We have non-binding commitments that provide a framework for potential offtake of LNG from the proposed ECA LNG Phase 2 project and potential acquisition of equity interests in ECA LNG Phase 2.
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
SI Partners has received authorizations from the DOE that permit the export of LNG to be produced from the PA LNG Phase 1 project to all current and future FTA and non-FTA countries, and from the FERC for the siting, construction and operation of the PA LNG Phase 1 project. In September 2026, SI Partners received authorization from the DOE to re-export up to 20 billion cubic feet of imported LNG through September 2028 in support of the PA LNG Phase 1 project commissioning activities.
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
As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, Port Arthur LNG I has a seven-year term loan facility for an aggregate principal amount of approximately $6.8 billion and an initial working capital facility for up to $200 million, each of which matures in March 2030. At September 30, 2026 and December 31, 2025, $2.9 billion and $3.2 billion, respectively, of borrowings are outstanding, and previous borrowings totaling $3.0 billion have been repaid and cannot be reborrowed under the term loan facility agreement. Proceeds from the loan are being used to finance the cost of construction of the PA LNG Phase 1 project.
SI Partners and ConocoPhillips have provided guarantees relating to their respective affiliate’s commitment to make its pro rata equity share of capital contributions to fund 110% of the development budget of the PA LNG Phase 1 project, in an aggregate amount of up to $9.0 billion. SI Partners’ guarantee covers 70% of this amount plus enforcement costs of its guarantee. As of September 30, 2026, an aggregate amount of $2.7 billion has been paid by SI Partners’ subsidiary in satisfaction of its commitment to fund its portion of the development budget of the PA LNG Phase 1 project.
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
In September 2026, Sempra Infrastructure entered into a definitive, 20-year SPA with Petrobras, a Brazilian energy company, for the offtake of 0.8 Mtpa of LNG from the PA LNG Phase 2 project.

We have an EPC contract with Bechtel to construct the PA LNG Phase 2 project, which has an estimated price of approximately $10 billion, an increase from $9.2 billion following a change order in October 2026 to include construction costs for a nitrogen rejection unit that was contemplated at FID. We estimate total capital expenditures for the PA LNG Phase 2 project to remain at approximately $14 billion, including, among other items, project contingency and a $1.9 billion true-up payment to the PA LNG Phase 1 project to acquire a 50% interest in the shared common facilities. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ substantially from our estimates. We expect the third and fourth trains of the Port Arthur LNG liquefaction project to commence commercial operations in 2030 and 2031, respectively.
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
Energy Networks
Ecogas. As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, in August 2026, SI Partners completed the sale of Ecogas and received 9.0 billion Mexican pesos ($524 million in U.S. dollar-equivalent, net of $7 million in transaction costs), subject to post-closing adjustments. SI Partners used the net proceeds from the sale to repay outstanding working capital facilities and other indebtedness and for general corporate purposes.
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
Legal and Regulatory Matters
With respect to the ECA Regas Facility, ECA LNG Phase 1 project and ECA LNG Phase 2 project that we discuss above, an unfavorable resolution of a land dispute could have a material adverse effect on the natural gas regasification operations at the ECA Regas Facility and the development and construction of the ECA LNG projects. With respect to the PA LNG Phase 1 project that we discuss above, lawsuits related to the deaths of three Bechtel employees have been settled in principle subject to execution of definitive settlement agreements and court approvals. We discuss these legal matters in “Legal Proceedings – Other Sempra” in Note 13 of the Notes to Condensed Consolidated Financial Statements.
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

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of the Registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2026	$4,680	$1,906	$1,724
2025	3,376	1,343	1,426
Change	$1,304	$563	$298

Change in regulatory accounts, current and noncurrent	$477	$554	$(77)
Higher net income, adjusted for noncash items included in earnings	408	156	182
Higher distributions from Oncor Holdings	228
Change in income taxes receivable/payable, net	92
Change in noncurrent qualified pension assets/liabilities, net	91		89
Satisfaction of performance obligations related to a contract modification in 2025	80
Change in customer deposits, net of refunds	73		75
Change in inventories	73	73	30
Change in accounts payable	65	(50)
Change in fixed-price contracts and other derivatives, current and noncurrent	64		78
Change in net margin posted, current and noncurrent	(37)
Customer’s early termination of firm transportation agreements in 2025	(52)
Change in due to/from unconsolidated affiliates, net	(57)
Change in accounts receivable	(57)	(101)
Change in GHG obligations, current and noncurrent	(129)		(134)
Change in GHG allowances, current and noncurrent			61
Other	(15)	(69)	(6)
	$1,304	$563	$298

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2026	$(8,906)	$(1,570)	$(1,487)
2025	(8,605)	(1,762)	(1,523)
Change	$(301)	$192	$36

Higher contributions to Oncor Holdings	$(605)
(Increase) decrease in capital expenditures for PP&E	(126)	$212	$19
Advances to Sharyland Utilities	(30)
Settlement of contingent foreign currency hedges associated with the sale of Ecogas	(22)
Proceeds from sales, net of transaction costs and cash sold	535		17
Other	(53)	(20)
	$(301)	$192	$36

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra	SDG&E	SoCalGas
2026	$2,776	$(341)	$(250)
2025	6,661	419	85
Change	$(3,885)	$(760)	$(335)

Contributions from CRNCI, net of transaction costs in 2025	$(3,212)
Higher payments on long-term debt and finance leases	(1,465)	$(755)	$(154)
(Higher) lower payments on short-term debt with maturities greater than 90 days	(1,284)		300
Change in borrowings and repayments of short-term debt, net	(158)	50	(501)
Proceeds from investor equity subscription in 2025	(106)
Higher distributions to NCI	(75)
Higher common dividends	(50)	(300)
Lower contributions from NCI	(40)
Purchase of NCI	(20)
Lower repurchases of common stock	37
Higher advances from unconsolidated affiliates	44
Termination of interest rate swaps, net of transaction costs	96
Higher issuances of short-term debt with maturities greater than 90 days	665
Higher issuances of long-term debt	1,621	248	54
Retirement of preferred stock			(22)
Other	62	(3)	(12)
	$(3,885)	$(760)	$(335)
Capital Expenditures for PP&E and Investments

CAPITAL EXPENDITURES FOR PP&E AND INVESTMENTS
(Dollars in millions)
	Nine months ended September 30,
	2026	2025
Sempra:
Sempra California(1)	$3,103	$3,334
Sempra Texas Utilities	2,095	1,490
Sempra Infrastructure	4,221	3,865
Segment totals	9,419	8,689
Parent and other	3	4
Total Sempra	$9,422	$8,693
(1)    Includes capital expenditures for PP&E of $1,599 and $1,811 at SDG&E and $1,504 and $1,523 at SoCalGas for 2026 and 2025, respectively.

We expect capital expenditures for PP&E and investments in 2026 to total approximately $12.1 billion, an increase from the $8.6 billion estimate included in “Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The increase of $3.5 billion is primarily due to an increase at Sempra Infrastructure, driven by the later expected closing of the sale of a 45% equity interest in SI Partners. Upon closing, the sale would reduce Sempra’s ownership interest in SI Partners from 70% to 25%. We now expect the sale to close in November 2026, compared to our previous assumption that it would close as early as the beginning of the second quarter of 2026, resulting in Sempra retaining a greater share of SI Partners’ capital expenditures for PP&E and investments for a longer portion of 2026.
Oncor expects to announce a base capital expenditures plan for the years 2027 through 2031 in the first quarter of 2027 and currently expects that capital expenditures plan to be approximately 20% higher than Oncor’s 2026 through 2030 base capital expenditures plan of $47.5 billion. Oncor also anticipates significant potential capital expenditure opportunities incremental to the 2027 through 2031 base capital expenditures plan. Changes in Oncor’s capital expenditures plan could result in corresponding changes to our projected capital expenditures for PP&E and investments based on our ownership interest in Oncor.

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
COMMODITY PRICE RISK
SI Partners is exposed to commodity price risk indirectly through its LNG, natural gas pipelines and storage, and power-generating assets. In the first nine months of 2026, a hypothetical 10% change in commodity prices would have resulted in a change in the fair value of our commodity-based natural gas and electricity derivatives of $18 million at September 30, 2026 compared to $11 million at December 31, 2025.
The one-day value at risk for SDG&E’s and SoCalGas’ commodity positions are $1 million and $8 million, respectively, at September 30, 2026 compared to $2 million and $6 million, respectively, at December 31, 2025.
INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	September 30, 2026			December 31, 2025
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
Sempra California	$267	$191	$76	$1,436	$532	$904
Other	4,173	—	—	2,733	—	—
Long-term:
Sempra California fixed-rate	$18,905	$10,150	$8,755	$17,909	$9,800	$8,109
Other fixed-rate	12,208	—	—	11,958	—	—
Other variable-rate	1,000	—	—	—	—	—
(1)    Before reductions for unamortized discounts and debt issuance costs and excluding finance lease obligations.

At September 30, 2026 and December 31, 2025, the nominal amount of debt of $9,795 million and $8,287 million, respectively, is included in Liabilities Held for Sale on the Sempra Condensed Consolidated Balance Sheet, which consists of $27 million and $362 million of short‑term debt, $7,350 million and $5,766 million of long‑term fixed‑rate debt, and $2,418 million and $2,159 million of long‑term variable‑rate debt after the effects of interest rate swaps, respectively.
An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings attributable to common shares (but disregarding capitalized interest and impacts on equity earnings from debt at our equity method investees) that would result from a hypothetical change in market interest rates. Earnings attributable to common shares are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at September 30, 2026, including short-term debt classified as held for sale, increased or decreased by 10%, the change in earnings attributable to common shares over the 12-month period ending September 30, 2027 would be approximately $14 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt outstanding at September 30, 2026, including long-term debt classified as held for sale, after considering the effects of interest rate swaps, the change in earnings attributable to common shares over the 12-month period ending September 30, 2027 would be approximately $8 million.
FOREIGN CURRENCY EXCHANGE RATE RISK AND INFLATION EXPOSURE
At September 30, 2026, SI Partners, which holds our foreign operations, is classified as held for sale. Upon completion of the planned sale, which we expect to occur in November 2026, we will deconsolidate SI Partners and account for our remaining 25% interest under the equity method, which we expect will reduce volatility in our results of operations associated with foreign currency exchange rate fluctuations and Mexican inflation. We discuss our foreign currency exchange rate risk and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At September 30, 2026, there were no significant changes to our exposure to foreign currency exchange rate risk since December 31, 2025.
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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
INTERNAL CONTROL OVER FINANCIAL REPORTING
In the third quarter of 2026, SoCalGas launched a new customer information system (CIS). As a result, SoCalGas modified certain business processes and related internal control over financial reporting associated with billing, revenue and related financial reporting activities. Prior to launching, SoCalGas performed planning, design, development and testing of internal controls and conducted training related to internal controls that became effective in the third quarter of 2026. SoCalGas continues to monitor and enhance these controls as part of the post-implementation process.
In January 2026, SI Partners implemented a new enterprise resource planning system (ERP platform) to replace its legacy system, which has affected business processes that are part of our internal control over financial reporting, including the revenue, expenditure, payroll and reporting cycles, that we consider to be material to Sempra. Management has taken steps to help ensure that controls were appropriately designed and implemented in connection with the integration of and transition to the new ERP platform. In the third quarter of 2026, SI Partners continues to review and enhance the design and related documentation of its internal control over financial reporting in connection with its implementation of the new ERP platform in order to maintain an effective control framework.
Other than SoCalGas’ implementation of a new CIS and SI Partners’ implementation of a new ERP platform, there have been no changes in Sempra’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, any such company’s internal control over financial reporting.

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

RULE 10B5-1 TRADING ARRANGEMENT
(Three months ended September 30, 2026)
Name and title of the director or officer	Date on which the director or officer adopted or terminated the trading arrangement	Duration of the trading arrangement	Aggregate number of securities to be purchased or sold pursuant to the trading arrangement
Lisa Larroque Alexander, Senior Vice President, Corporate Affairs and Chief Human Resources Officer	August 18, 2026	From November 17, 2026 until all shares are sold or the trading arrangement is otherwise terminated
▪3,609 owned shares of Sempra common stock
▪All shares of Sempra common stock subject to 3,811 service-based RSUs and 5,043 performance-based RSUs vesting in January and February 2027, in each case including the dividend equivalents related to such RSUs and less shares to which Ms. Alexander would otherwise be entitled that are withheld to satisfy minimum statutory tax withholding requirements(1)

(1)    Shares subject to the performance-based RSUs scheduled to vest in January and February of 2027 generally will vest, in whole or in part, or be forfeited in early 2027, as applicable, based on our total shareholder return for the three-year performance period ending on January 4, 2027 and EPS growth (as adjusted for long-term incentive plan purposes) for the three-year performance period ending on December 31, 2026. The number of shares that will vest may range from 0% to 200% of the target number of shares (plus dividend equivalents) and cannot be ascertained until the performance period has ended and the Compensation and Talent Development Committee of Sempra’s board of directors has certified the results.

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

EXHIBIT INDEX
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 3 -- ARTICLES OF INCORPORATION AND BYLAWS

Sempra
3.1	Restated Articles of Incorporation of Sempra effective February 23, 2026.		10-K	3.1	02/26/26

3.2	Bylaws of Sempra (as amended through May 12, 2023).		8-K	3.2	05/16/23

San Diego Gas & Electric Company
3.3	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective August 15, 2014.		10-K	3.4	02/26/15

3.4	Bylaws of San Diego Gas & Electric Company (as amended through October 26, 2016).		10-Q	3.1	11/02/16

Southern California Gas Company
3.5	Restated Articles of Incorporation of Southern California Gas Company effective August 17, 2026.	X

3.6	Bylaws of Southern California Gas Company (as amended through January 30, 2017).		8-K	3.1	01/31/17

EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
Certain instruments defining the rights of holders of long-term debt instruments are not required to be filed or incorporated by reference herein pursuant to Item 601(b)(4)(iii)(A) of SEC Regulation S-K. Each Registrant agrees to furnish a copy of such instruments to the SEC upon request.

Sempra / Southern California Gas Company
4.1	Supplemental Indenture of Southern California Gas Company to U.S. Bank National Association, dated as of August 21, 2026.		8-K	4.1	08/21/26

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra / Southern California Gas Company
10.1	Severance Pay Agreement between Sempra and Elvia Lima Ortiz, signed July 29, 2026 and effective July 10, 2026.		10-Q	10.1	08/06/26

10.2	Severance Pay Agreement between Sempra and Ross W. Turrini, signed September 11, 2026 and effective August 10, 2026.	X

10.3*	Letter Agreement from Southern California Gas Company to Rodger R. Schwecke, dated September 22, 2026 and signed September 23, 2026.	X

10.4*	Letter Agreement from Southern California Gas Company to Ross W. Turrini, dated June 29, 2026.	X

* Portions of the exhibit have been omitted in accordance with applicable SEC rules.

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra
31.1	Certification of Sempra’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra
32.1	Certification of Sempra’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA, (Registrant)

Date: November 5, 2026	By: /s/ Dyan Z. Wold
Dyan Z. Wold
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 5, 2026	By: /s/ Maritza Mekitarian
Maritza Mekitarian
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 5, 2026	By: /s/ Elvia Lima Ortiz
Elvia Lima Ortiz
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)